Form 10-Q
period 2002-06-30
BIG 5 SPORTING GOODS CORP
filed 2002-08-14
CIK 1156388

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________________

Commission File Number: 333-68094

BIG 5 SPORTING GOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4388794

(State of Incorporation)	(I.R.S. Employer Identification Number)

2525 East El Segundo Boulevard El Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)

     Registrant’s Telephone Number, Including Area Code: (310) 536-0611

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X] No [   ]

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     There were 21,678,513 shares of common stock with a par value of $0.01 per share outstanding at August 14, 2002.

BIG 5 SPORTING GOODS CORPORATION

INDEX

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Balance Sheets
(dollars in thousands)

	Pro Forma
	June 30,	June 30,	December 30,
	2002	2002	2001

	(unaudited)
Assets
Current assets:
Cash	$5,845	$79,755	$7,865
Trade and other receivables	5,282	5,282	8,229
Merchandise inventories	181,209	181,209	163,680
Prepaid expenses	2,681	2,681	1,469

Total current assets	195,017	268,927	181,243

Net property and equipment	41,564	41,564	42,650
Deferred income taxes, net	12,258	12,258	12,353
Leasehold interest	6,710	6,710	7,600
Other assets, at cost	2,802	3,379	4,249
Goodwill	4,433	4,433	4,433

	$262,784	$337,271	$252,528

Liabilities, Redeemable Stock and Stockholder’s Deficit
Current liabilities:
Accounts payable	$66,332	$66,332	$62,308
Accrued expenses	48,607	50,177	52,643
Total current liabilities	114,939	116,509	114,951

Deferred rent	7,950	7,950	7,791
Long-term debt	146,781	156,254	153,351

Total liabilities	269,670	280,713	276,093

Commitments and contingencies:
Redeemable Series A 13.45% Senior Exchangeable Preferred Stock, $0.01 par value. Authorized 350,000 shares; issued and outstanding 350,000 shares at June 30, 2002 and December 30, 2001, respectively	—	63,555	58,911
Stockholder’s deficit:
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,063,133 shares, and 15,602,220 shares at June 30, 2002 and December 30, 2001, respectively	235	221	156
Additional paid-in capital	86,187	78,802	7,058
Accumulated deficit	(93,308)	(86,020)	(89,690)

Total stockholder’s deficit	(6,886)	(6,997)	(82,476)

	$262,784	$337,271	$252,528

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)
(dollars in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net sales	$162,703	$151,456	$319,836	$294,635
Cost of goods sold, buying and occupancy	103,070	97,847	205,196	193,189

Gross profit	59,633	53,609	114,640	101,446

Operating expenses:
Selling and administration	45,805	40,537	87,920	78,789
Depreciation and amortization	2,461	2,570	4,822	5,144

Total operating expenses	48,266	43,107	92,742	83,933

Operating income	11,367	10,502	21,898	17,513
Interest expense, net	4,328	4,956	8,811	10,181

Income before income taxes	7,039	5,546	13,087	7,332
Income taxes	2,910	2,289	5,389	3,032

Income before extraordinary gain (loss)	4,129	3,257	7,698	4,300
Extraordinary gain (loss) from early extinguishment of debt, net of income tax	—	—	(39)	1,600

Net income	4,129	3,257	7,659	5,900
Redeemable preferred stock dividends	2,025	1,781	3,989	3,529

Net income available to common stockholders	$2,104	$1,476	$3,670	$2,371

Earnings per share:
Basic	$0.13	$0.09	$0.23	$0.15

Diluted	$0.13	$0.09	$0.23	$0.15

Shares used to calculate earnings per share:
Basic	16,026	15,605	15,813	15,605
Diluted	16,512	16,091	16,299	16,091
Pro forma operations data:
Net income available to common stockholders	$6,062	$3,723	$10,224	$5,298

Earnings per share:
Basic	$0.27	$0.17	$0.46	$0.24

Diluted	$0.27	$0.16	$0.45	$0.23

Shares used to calculate earnings per share:
Basic	22,178	22,183	22,178	22,183
Diluted	22,664	22,669	22,664	22,669

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Consolidated Condensed Statement of Cash Flows
(unaudited)
(dollars in thousands)

	26 Weeks Ended

	June 30, 2002	July 1, 2001

Cash flows from operating activities:
Net income	$7,659	$5,900
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,822	5,144
Amortization of deferred finance charge and discounts	1,872	1,932
Extraordinary (gain) loss from early extinguishment of debt	114	(2,591)
Loss on disposal of equipment and leasehold interest	—	24
Change in assets and liabilities:
Merchandise inventories	(17,529)	(9,420)
Trade accounts receivable, net	2,947	2,085
Prepaid expenses and other assets	(792)	(779)
Accounts payable	12,850	5,347
Accrued income taxes	95	(878)
Accrued expenses	(11,150)	(10,274)

Net cash provided by (used in) operating activities	888	(3,510)

Cash flows from investing activities — purchase of property and equipment	(2,687)	(4,456)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	3,722	17,138
Repurchase of long-term debt	(2,998)	(6,688)
Issuance of stock, net of repurchases	73,909	—
Equity issuance costs	(944)	—

Net cash provided by financing activities	73,689	10,450

Net increase in cash	71,890	2,484
Cash at beginning of period	7,865	3,753

Cash at end of period	$79,755	$6,237

Supplemental disclosures of non-cash financing activities:
Accreted dividends on preferred stock	$3,989	$3,529

Accrual of initial public offering costs	$1,156	$—

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 261 stores at June 30, 2002 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are a holding company that operates our business through Big 5 Corp., our wholly owned subsidiary.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) the financial position as of June 30, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2002 and July 1, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Registration Statement on Form S-1 (File No. 333-68094) we originally filed with the Securities and Exchange Commission on August 21, 2001.

(2) Reclassifications

     Certain prior year balances in the accompanying consolidated condensed financial statements have been reclassified to conform to current year presentation.

(3) Initial Public Offering

     In the second quarter of 2002, we completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. Subsequent to the end of the second quarter 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their overallotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.4 million from the offering and total net proceeds of $84.2 million after exercise of the underwriter’s overallotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors and repurchased 0.5 million shares of our common stock from non-executive employees. All but $4.5 million of the net proceeds from the offering and the net proceeds from the exercise of our underwriters’ overallotment option had been received at June 30, 2002. All uses of proceeds, other than the payment of bonuses and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

     Our accompanying statements of operations report net income and earnings per diluted share in accordance with GAAP and additionally on a pro forma basis to exclude certain effects of our initial public offering. The pro forma figures assume that the initial public offering took place at the beginning of the periods presented and exclude the effects of certain initial public offering related expenses, the payment of bonuses that were funded through the reduction of the redemption premium that would otherwise have been applicable to the redemption of preferred stock, interest payments on debt redeemed in connection with the initial public offering, dividends payable on preferred stock redeemed in connection with the initial public offering and related income tax effects. We use this pro forma reporting internally to evaluate our operating performance without regard to certain non-recurring financial effects of the initial public offering and believe this presentation will provide investors with additional insight into our operating results. The following table contains a reconciliation of the pro forma adjustments to GAAP:

(in thousands except earnings per share data)

	13 Weeks Ended		26 Weeks Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

	(unaudited)		(unaudited)
Reported net income available to common stockholders	$2,104	$1,476	$3,670	$2,371
Redeemable preferred stock dividends (a)	2,025	1,781	3,989	3,529

Reported net income	4,129	3,257	7,659	5,900
Bonus expense (b)	1,491	—	1,491	—
Interest expense (c)	827	704	1,841	1,473
Management fees (d)	958	86	1,044	172
Extraordinary (gain) loss (e)	—	—	(17)	(1,600)
Income taxes (f)	(1,343)	(324)	(1,794)	(647)

Pro forma net income available to common stockholders	$6,062	$3,723	$10,224	$5,298

Pro forma earnings per share — diluted	$0.27	$0.16	$0.45	$0.23

Pro forma weighted average shares outstanding — diluted	22,664	22,669	22,664	22,669

(a)	To eliminate dividends payable on preferred stock redeemed in connection with the initial public offering.

(b)	To eliminate the payment of bonuses that was funded through a reduction of the redemption price that would otherwise have been applicable to redemption of our outstanding preferred stock.

(c)	To eliminate interest expense and amortization of debt issue costs associated with the senior discount notes redeemed in connection with the initial public offering and to reflect interest expense on additional borrowings under the credit facility.

(d)	To eliminate management services agreement fees and the management services agreement termination cost incurred in connection with the initial public offering.

(e)	To eliminate the extraordinary gain (loss), net of taxes, associated with the repurchase of the senior discount notes.

(f)	To reflect tax expense (benefit) for items (b) through (d) noted above at the effective tax rate.

     Our accompanying balance sheets were prepared in accordance with GAAP and additionally on a pro forma basis to reflect the uses of proceeds in connection with our initial public offering (including the exercise of the underwriters’ overallotment option) as well as additional borrowings under our credit facility. These uses include the redemption of our senior discount notes and preferred stock and the payment of expenses associated with the initial public offering.

(4) Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used first to identify potential goodwill impairment and then to measure the amount of goodwill impairment loss, if any.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of the standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of a company’s next annual financial statements, will measure the amount of goodwill impairment loss, if any.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 31, 2001. There was no cumulative effect of a change in accounting principle upon adoption.

     The following adjusts reported net income and earnings per share to exclude goodwill amortization:

(in thousands except earnings per share data)

	13 weeks ended		26 weeks ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

	(unaudited)		(unaudited)
Reported net income	$4,129	$3,257	$7,659	$5,900
Goodwill amortization, net of tax	—	37	—	73

Adjusted net income	4,129	3,294	7,659	5,973
Less: Preferred stock dividends	2,025	1,781	3,989	3,529

Adjusted net income available to common stockholders	$2,104	$1,513	$3,670	$2,444

Reported basic earnings per share	$0.13	$0.09	$0.23	$0.15
Goodwill amortization, net of tax	—	—	—	—

Adjusted basic earnings per share	$0.13	$0.09	$0.23	$0.15

Reported diluted earnings per share	$0.13	$0.09	$0.23	$0.15
Goodwill amortization, net of tax	—	—	—	—

Adjusted diluted earnings per share	$0.13	$0.09	$0.23	$0.15

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective December 31, 2001, and the adoption of this standard did not have an impact on our consolidated financial statements.

(5) Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share of common stock:

(in thousands except earnings per share data)

	13 weeks ended		26 weeks ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

	(unaudited)		(unaudited)
Income before extraordinary gain (loss)	$4,129	$3,257	$7,698	$4,300
Extraordinary gain (loss)	—	—	(39)	1,600

Net income	4,129	3,257	7,659	5,900
Less: Preferred stock dividends	2,025	1,781	3,989	3,529

Net income available to common stockholders	$2,104	$1,476	$3,670	$2,371

Basic earnings per share:
Income (loss) before extraordinary gain (loss)	$0.13	$0.09	$0.23	$0.05

Net income	$0.13	$0.09	$0.23	$0.15

Diluted earnings per share:
Income (loss) before extraordinary gain (loss)	$0.13	$0.09	$0.23	$0.05

Net income	$0.13	$0.09	$0.23	$0.15

Weighted average shares of common stock outstanding
Basic	16,026	15,605	15,813	15,605
Dilutive effect of outstanding warrant	486	486	486	486

Diluted	16,512	16,091	16,299	16,091

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

     Valuation of Inventory

     We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (FIFO) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and based on this evaluation, has recorded adjustments to cost of goods sold for estimated decreases in value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be too high at this time.

     Valuation of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are over-valued or that would require an impairment consideration at this time.

RESULTS OF OPERATIONS

     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 30, 2002 Compared to 13 Weeks Ended July 1, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	June 30, 2002		July 1, 2001

	(unaudited)
	(dollars in thousands)
Net sales	$162,703	100.0%	$151,456	100.0%
Cost of sales	103,070	63.3	97,847	64.6

Gross profit	59,633	36.7	53,609	35.4

Operating expenses:
Selling and administrative	45,805	28.2	40,537	26.8
Depreciation and amortization	2,461	1.5	2,570	1.7

Total operating expense	48,266	29.7	43,107	28.5

Operating income	11,367	7.0	10,502	6.9
Interest expense, net	4,328	2.7	4,956	3.2

Income before income tax expense	7,039	4.3	5,546	3.7
Income tax expense	2,910	1.8	2,289	1.5

Net income	$4,129	2.5%	$3,257	2.2%

     1. Net Sales. Net sales increased by $11.2 million, or 7.4%, to $162.7 million in the 13 weeks ended June 30, 2002 from $151.5 million in the same period last year. This growth reflected an increase of $6.4 million in same store sales and an increase of $5.4 million in new store sales, which reflected the opening of 14 new stores since April 1, 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 4.3% in the 13 weeks ended June 30, 2002 versus the same period last year, representing the twenty-sixth consecutive quarterly increase in same store sales over comparable prior periods. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the 13 weeks ended June 30, 2002 was 261 versus 252 at the end of the 13 weeks ended July 1, 2001. We opened one new store in the 13 weeks ended June 30, 2002 and four new stores, one of which was a replacement store, in the 13 weeks ended July 1, 2001. We expect to open approximately 14 new stores during the remaining 26 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $6.0 million, or 11.2%, to $59.6 million in the 13 weeks ended June 30, 2002 from $53.6 million in the same period last year. Gross profit margin was 36.7% in the 13 weeks ended June 30, 2002 compared to 35.4% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $5.3 million, or 13.0%, to $45.8 million in the 13 weeks ended June 30, 2002 from $40.5 million in the same period last year. The increase was primarily due to a $1.8 million increase in store personnel expenses associated with supporting increased sales, new store openings and increased employee health benefit costs. Other factors impacting the increase included higher other store related costs of $0.2 million primarily related to increased expenses due to electric utility rate increases in our California markets and an increase of $0.5 million in advertising costs that resulted primarily from advertising expenditures for the 14 new stores opened after April 1, 2001. The remaining increase in selling and administrative expenses resulted primarily from expenses incurred in connection with our initial public offering of common stock. These expenses include termination costs associated with our management services agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $0.9 million in the 13 weeks ended June 30, 2002, as well as bonuses paid to our executive officers and directors during the 13 weeks ended June 30, 2002. The bonuses for that period totaled $1.5 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales and adjusting on a pro forma basis to exclude expenses related to our initial public offering of common stock, selling and administrative expenses were 26.6% for the 13 weeks ended June 30, 2002 compared to 26.7% for the same period last year. (See note 3 to the accompanying condensed consolidated financial statements.)

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million, or 4.2%, to $2.5 million in the 13 weeks ended June 30, 2002 from $2.6 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001 which reduced amortization expense by $0.1 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $0.7 million, or 12.7%, to $4.3 million in the 13 weeks ended June 30, 2002 from $5.0 million in the same period last year. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in the 13 weeks ended June 30, 2002 versus the 13 weeks ended July 1, 2001. In the third quarter of fiscal 2002, we used some of the proceeds from our initial public offering to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Interest expense, net included expense related to those senior discount notes of $1.0 million in each of the 13 weeks ended June 30, 2002 and the 13 weeks ended July 1, 2002.

     6. Income Taxes. Provision for income taxes was $2.9 million for the 13 weeks ended June 30, 2002 and $2.3 million for the 13 weeks ended July 1, 2001. Our effective income tax rate was 41% for both the 13 weeks ended June 30, 2002 and the 13 weeks ended July 1, 2001. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

26 Weeks Ended June 30, 2002 Compared to 26 Weeks Ended July 1, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended

	June 30, 2002		July 1, 2001

	(unaudited)
	(dollars in thousands)
Net sales	$319,836	100.0%	$294,635	100.0%
Cost of sales	205,196	64.2	193,189	65.6

Gross profit	114,640	35.8	101,446	34.4

Operating expenses:
Selling and administrative	87,920	27.5	78,789	26.7
Depreciation and amortization	4,822	1.5	5,144	1.8

Total operating expense	92,742	29.0	83,933	28.5

Operating income	21,898	6.8	17,513	5.9
Interest expense, net	8,811	2.7	10,181	3.4

Income before income tax expense	13,087	4.1	7,332	2.5
Income tax expense	5,389	1.7	3,032	1.0

Income before extraordinary gain (loss)	7,698	2.4	4,300	1.5
Extraordinary gain (loss) from early extinguishments, net of taxes	(39)	0.0	1,600	0.5

Net income	$7,659	2.4%	$5,900	2.0%

     1. Net Sales. Net sales increased by $25.2 million, or 8.6%, to $319.8 million in the first 26 weeks of 2002 from $294.6 million in the first 26 weeks of 2001. This growth reflected an increase of $15.6 million in same store sales and an increase of $12.3 million in new store sales, which reflected the opening of one new store during the first 26 weeks of 2002 and 15 new stores in fiscal 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 5.4% in the first 26 weeks of 2002 versus the first 26 weeks of 2001. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the first 26 weeks of 2002 was 261 versus 252 at the end of the first 26 weeks of 2001. We opened one new store in the first 26 weeks of 2002 and six new stores, three of which were replacement stores, in the first 26 weeks of 2001. We expect to open approximately 14 new stores during the remaining 26 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $13.2 million, or 13.0%, to $114.6 million in the first 26 weeks of 2002 from $101.4 million in the first 26 weeks of 2001. Gross profit margin was 35.8% in the first 26 weeks of 2002 compared to 34.4% in the first 26 weeks of 2001. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $9.1 million, or 11.6%, to $87.9 million in the first 26 weeks of 2002 from $78.8 million in the first 26 weeks of 2001. The increase was primarily due to a $3.7 million increase in store personnel expenses associated with supporting increased sales, new store openings and increased employee health benefit costs. Other factors impacting the increase included higher other store related costs of $0.6 million primarily related to increased expenses due to electric utility rate increases in our California markets and an increase of $1.7 million in advertising costs that resulted primarily from advertising expenditures for the one new store opened in the 26 weeks ended June 30, 2002 and the 15 new stores opened in fiscal 2001. The remaining increase in selling and administrative expenses resulted primarily from expenses incurred in connection with our initial public offering of common stock. These expenses include termination costs associated with our management services agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $0.9 million in the first 26 weeks of 2002, as well as bonuses paid to our executive officers and directors during the first 26 weeks of 2002. The bonuses for that period totaled $1.5 million and were funded through a reduction of the redemption price that would otherwise have been applicable to redemption of our outstanding preferred stock. When measured as a percentage of net sales and adjusting on a pro forma basis to exclude expenses related to our initial public offering of common stock, selling and administrative expenses were 26.7% for both the first 26 weeks of 2002 and the same period last year. (See note 3 to the accompanying condensed consolidated financial statements.)

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.3 million, or 6.3%, to $4.8 million in the first 26 weeks of 2002 from $5.1 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001 which reduced amortization expense by $0.1 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $1.4 million, or 13.5%, to $8.8 million in the first 26 weeks of 2002 from $10.2 million in the first 26 weeks of 2001. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in the first 26 weeks of 2002 versus the first 26 weeks of 2001. In the third quarter of fiscal 2002, we used some of the proceeds from our initial public offering to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Interest expense, net included expense related to those senior discount notes of $2.1 million in the 26 weeks ended June 30, 2002 and July 1, 2002.

     6. Income Taxes. Provision for income taxes was $5.4 million for the first 26 weeks of 2002 and $3.0 million for the first 26 weeks of 2001. Our effective income tax rate was 41% for both the first 26 weeks of 2002 and the first 26 weeks of 2001. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for the first 26 weeks of 2002 was $0.9 million and net cash used in operating activities for the first 26 weeks of 2001 was $3.5 million. The change between periods primarily reflected higher income before extraordinary gain (loss) in the first 26 weeks of 2002.

     Capital expenditures for the first 26 weeks of 2002 and 2001 were $2.7 million and $4.5 million, respectively. We expect capital expenditures for the remaining 26 weeks of 2002 will range from $8.0 to $9.0 million, primarily to fund the opening of approximately 14 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash provided by financing activities in the first 26 weeks of 2002 was $73.7 million versus $10.5 million in the first 26 weeks of 2001. As of June 30, 2002, we had borrowings of $29.4 million and letter of credit commitments of $4.5 million outstanding under our credit facility and $103.3 million of our senior notes outstanding. These balances compared to borrowings of $53.3 million and letter of credit commitments of $4.5 million outstanding under our credit facility and $103.8 million of our senior notes outstanding as of July 1, 2001. In February 2002, prior to our initial public offering, we repurchased $0.5 million face value of our senior notes and $2.8 million face value of our senior discount notes. During the first 26 weeks of 2001, we repurchased $12.5 million face value of our senior discount notes. We had cash of $79.8 million and $6.2 million at June 30, 2002 and July 1, 2001, respectively.

     On June 28, 2002, we completed an initial public offering of 8.1 million shares of our common stock, of which 1.6 million shares were sold by selling stockholders. We received $76.4 million in net proceeds from this offering, of which $73.9 million is included in cash during the first 26 weeks of 2002. Subsequent to the first 26 weeks of 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their overallotment option, of which 0.5 million shares were sold by selling stockholders. During the first 26 weeks of 2002 and subsequent to this period, we used total net proceeds of $84.2 million from the offering, together with borrowings from our credit facility, to redeem all of our outstanding senior discount notes and preferred stock, pay bonuses to executive officers and directors and repurchase 0.5 million shares of our common stock from non-executive employees.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn, is subject to general economic conditions and regional risks, and to financial business and other factors affecting our operations, including factors beyond our control.

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt	$103,306	$—	$—	$—	$103,306
Operating lease commitments	266,824	33,350	65,135	54,814	113,525
Credit facility	29,365	—	29,365	—	—
Letters of credit	4,474	4,474	—	—	—

Total	$403,969	$37,824	$94,500	$54,814	$216,831

     Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement credit facility, expansion of our credit facility or replacement of the credit facility and the issuance of debt or equity securities. Long-term debt excludes our senior discount notes and Series A preferred stock, both of which have been redeemed with the proceeds of the initial public offering in July 2002.

     Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We intend to renegotiate those leases as they expire. Payments for these lease commitments are provided for by cash flows generated from operations.

     Our credit facility provides for a maximum facility of $125.0 million, subject to certain borrowing base limitations. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date commencing with its anniversary date in March 2003. We may terminate the credit facility at any time upon 30 days prior written notice, provided that we were required to pay an early termination fee if we terminated prior to June 30, 2002. We plan to make additional borrowings or pay down the credit facility based on our cash flow requirements. We may re-negotiate our credit facility prior to the expiration date depending on our future capital needs and the availability of alternative sources of financing.

     If we fail to make any required payment under our credit facility or the indenture governing our senior notes or if we otherwise default under these instruments, our debt may be accelerated under these instruments. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. We might not be able to effect these alternative strategies on satisfactory terms, if at all.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections. SFAS No. 145 requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30, which is expected to be rare. SFAS No. 145 will rescind SFAS Statement Nos. 4, 44, 64, amend SFAS Statement No. 13 and make certain technical corrections to other standards. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS No. 145 is not expected to have a material impact on our financial condition or results of operations, although it will result in a reclassification of our extraordinary items.

     On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results from operations.

SEASONALITY

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2001, we generated 27.3% of our net sales and 35.5% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

IMPACT OF INFLATION

     We do not believe that inflation has a material impact on our earnings from operations.

FORWARD-LOOKING STATEMENTS

     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth elsewhere in this report and other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR COMMON STOCK

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Risks Related to Our Business

We are highly leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

     We have a substantial amount of debt. As of June 30, 2002, the aggregate principal amount of our outstanding indebtedness was approximately $156.3 million ($146.8 million on a pro forma basis). Our highly leveraged financial position means:

•	a substantial portion of our cash flow from operations will be required to service our indebtedness;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes might be impeded; and

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited.

     If our business declines, our future cash flow might not be sufficient to meet our obligations and commitments.

     If we fail to make any required payment under our credit facility or indenture, our debt may be accelerated under these instruments. In addition, in the event of bankruptcy or insolvency or a material breach of any covenant contained in one of our debt instruments, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations or delay or forego expansion opportunities. These alternative strategies might not be effected on satisfactory terms, if at all.

The terms of our debt instruments impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.

     The terms of our debt instruments impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our financing agreements. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us without obtaining consent from our lenders. In addition, our credit facility is secured by a first priority security interest in our trade accounts receivable, merchandise inventories, service marks and trademarks and other general intangible assets, including trade names. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our debt instruments would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

If we are unable to successfully implement our controlled growth strategies or manage our growing business, our future operating results could suffer.

     One of our strategies includes opening profitable stores in new and existing markets. Our ability to successfully implement our growth strategy could be negatively affected by any of the following:

•	suitable sites may not be available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we might not be able to hire and retain qualified store personnel; and

•	we might not have the financial resources necessary to fund our expansion plans.

     In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from ongoing operations. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating costs could increase.

Because our stores are concentrated in the western United States, we are subject to regional risks.

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, the increasing cost of electricity and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, inclement weather or other localized conditions such as flooding, earthquakes or electricity blackouts could harm our operations. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

Our hardware and software systems are vulnerable to damage that could harm our business.

     Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales information. These systems and our operations are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	power loss, computer systems failures, internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events; and

•	computer viruses.

     Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 5.4% of our total purchases during the twelve months ended June 30, 2002, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.0% of our total purchases during the twelve months ended June 30, 2002. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. We are currently in negotiations to lease an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 15 to 36 months. Any disruption to, or delay in, this process could harm our future operations.

Because two equity owners of a substantial stockholder are members of the board of directors of one of our competitors, there may be conflicts of interest.

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds a significant equity interest in us and also holds an equity interest in Gart Sports Company, one of our competitors. John G. Danhakl, an executive officer and equity owner of Leonard Green & Partners, L.P., currently serves on our board of directors. Jonathan Sokoloff and Jonathan Seiffer, equity owners of Leonard Green & Partners, L.P. and former members of our board of directors, currently serve on Gart Sports Company’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us, including the pursuit of certain business opportunities presented to Leonard Green & Partners, L.P. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

Risks Related to Our Industry

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

     In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, electricity power rates, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.

Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer significantly.

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2001, we generated 27.3% of our net sales and 35.5% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

     The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, JC Penney and Sears;

•	specialty sporting goods shops and pro shops, such as The Athlete’s Foot and Foot Locker;

•	sporting goods superstores, such as The Sports Authority and Gart Sports Company; and

•	internet retailers.

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

We may incur costs from litigation or increased regulation relating to products that we sell, particularly firearms.

     We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted against us. If a successful claim were brought against us in excess of our insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. In addition, our products are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission to protect consumers from hazardous sporting goods and other articles. The Consumer Product Safety Commission has the authority to exclude from the market certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and negative publicity that could harm our operating results.

     In addition, we sell firearms and ammunition, products associated with an increased risk of injury and related lawsuits. Sales of firearms and ammunition have historically represented less than 5% of our annual net sales. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of firearms in both our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our net sales and decrease our profitability.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins.

     Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. If we fail to identify and respond to these changes, our net sales may decline. In addition, because we often make commitments to purchase products from our vendors up to six months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

Terrorism and the uncertainty of war may harm our operating results.

     The terrorist attacks of September 11, 2001 have had a negative impact on various regions of the United States and on a wide range of industries. The terrorist attacks, as well as the United States’ war on terrorism, may have an unpredictable effect on general economic conditions and may harm our future results of operations. In the future, fears of recession, war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

Other Risks

The price of our common stock may be volatile.

     The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies. These broad market fluctuations could adversely affect the market price of our common stock. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

Substantial amounts of our common stock could be sold in the near future, which could depress our stock price.

     We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. All of the outstanding shares of common stock belonging to executive officers, directors and other stockholders are currently “restricted securities” under the Securities Act. 13,628,513 shares are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock.

     Green Equity Investors, L.P. owns 6,171,073 shares of our common stock and has the right, on two occasions, to require us to register these shares of common stock at any time pursuant to a registration rights agreement entered into in 1992. In addition, holders of 11,746,025 shares of our common stock, which includes the shares held by Green Equity Investors, L.P. and the holder of a warrant to acquire 486,000 shares of our common stock, and have piggyback registration rights. In connection with our initial public offering, all of these holders, including Green Equity Investors, L.P., agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the consummation of the offering. If, upon the expiration of the 180 days, Green Equity Investors, L.P. exercises its right to require us to register its shares for resale, the market price of our common stock could decline.

Our executive officers, directors and a substantial stockholder may be able to exert significant control over our future direction.

     Our executive officers and directors, their affiliates and affiliates of Leonard Green & Partners, L.P., together control approximately 48.1% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control, as a practical matter, all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. In addition, we are a party to a stockholders agreement with Green Equity Investors, L.P. and Mr. Steven G. Miller and Mr. Robert W. Miller that entitles Green Equity Investors, L.P. to nominate one director to our board of directors for as long as it holds at least 5% of our outstanding shares. The agreement also provides that Mr. Steven G. Miller and Mr. Robert W. Miller will vote their shares in favor of Green Equity Investors, L.P.’s nominee and that Green Equity Investors, L.P. will vote its shares to elect Mr. Steven G. Miller and Mr. Robert W. Miller to our board of directors. We are also a party to employment agreements with Mr. Steven G. Miller and Mr. Robert W. Miller that require us to use our best efforts to ensure that each of them continues to be a member of our board of directors. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change of control would be beneficial to our stockholders.

     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include:

•	a board of directors that is classified such that only one-third of directors are elected each year;

•	authorization of the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibition of stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporations Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2002 as compared to the rate at June 30, 2002, our interest expense for 2002 would increase $0.3 million based on the outstanding balance of our credit facility at June 30, 2002. We do not hold any derivative instruments and do not engage in hedging activities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On August 9, 2001, we received a copy of a complaint filed in the California Superior Court in Los Angeles entitled Mosely, et al., v. Big 5 Corp., Case No. BC255749, alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of our California store managers and our California first assistant store managers. The plaintiffs alleged that we improperly classified our store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. On August 1, 2002, the court granted final approval of a joint settlement. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit. Under the terms of the settlement, we agreed to pay $32.46 per week of active employment as store manager from August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. We also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $690,000, as well as up to $40,000 for the cost of the settlement administrator. In addition, we agreed to pay the class representatives an additional aggregate amount of $28,500 for their service as named plaintiffs. We admitted no liability or other wrongdoing with respect to the claims set forth in the lawsuit. We recorded a charge of approximately $2.5 million in the fourth quarter of fiscal 2001 to provide for expected payments to the class members as well as legal and other fees associated with the settlement.

     In addition, we are from time to time involved in routine litigation incidental to the conduct of our business. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for such litigation matters. We believe no other litigation currently pending against us will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     Our initial public offering of common stock, $0.01 par value per share, was effected through a Registration Statement on Form S-1 (File No. 333-68094) that was declared effective by the Securities and Exchange Commission on June 25, 2002. A total of 7,112,421 shares of our common stock were registered on our behalf in this offering and a total of 2,092,579 shares of our common stock were registered on behalf of selling stockholders. With the exception of 350,000 shares sold by us to affiliates of Leonard Green & Partners, L.P., shares in the initial public offering were sold through a syndicate of underwriters managed by Credit Suisse First Boston, U.S. Bancorp Piper Jaffray, Jefferies & Company, Inc. and Stephens Inc.

     On June 28, 2002, we sold 6,463,343 shares at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $84.0 million. On the same date, the selling stockholders sold 1,586,657 shares at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $20.6 million. On July 5, 2002, pursuant to the underwriters’ over-allotment option, we sold 649,078 shares at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $8.4 million. On the same date, pursuant to the underwriters’ over-allotment option, the selling stockholders sold 505,922 shares at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $6.6 million. In total, we sold 7,112,421 shares at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $92.4 million and the selling stockholders sold 2,092,579 shares at an initial public offering price of $13.00 per share, for an aggregate offering price of approximately $27.2 million.

     Through June 30, 2002, we paid to the underwriters underwriting discounts and commissions totaling approximately $5.6 million in connection with the offering. In addition, we estimate that during this time we incurred additional expenses of approximately $0.9 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $6.5 million. From July 1, 2002 through the date of the filing of this report, we paid to the underwriters underwriting discounts and commissions totaling approximately $0.6 million in connection with the offering. In addition, we estimate that during this time we incurred additional expenses of approximately $1.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $1.8 million. In sum, through the date of the filing of this report, we paid to the underwriters underwriting discounts and commissions totaling approximately $6.2 million in connection with the offering and estimate that during this time we incurred additional expenses of approximately $2.1 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $8.3 million.

     No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

     As of June 30, 2002, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses were approximately $76.4 million. As of the date of the filing of this report, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses through such date, were approximately $84.2 million.

     Through June 30, 2002, we used approximately $1.5 million to pay bonuses to executive officers and directors. From July 1, 2002 through the date of the filing of this report, we used proceeds from the initial public offering, in addition to drawings upon our credit facility, to (i) redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million, (ii) redeem all of our outstanding preferred stock for an aggregate redemption price of approximately $67.9 million, (iii) repurchase common stock from non-executive employees for an aggregate price of approximately $6.9 million and (iv) pay bonuses to executive officers and directors for an aggregate amount of approximately $0.5 million.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Effective as of May 30, 2002, the holders of at least a majority of our outstanding common stock and the holders of at least a majority of our preferred stock approved by written consent a proposal to amend and restate clause (e) of Section 1 of the certificate of designations of the preferred stock relating to the redemption premium.

     Effective as of May 31, 2002, the holders of at least sixty-six and two thirds percent of our outstanding common stock approved by written consent proposals to:

•	Amend and restate our certificate of incorporation, effective upon the pricing of our initial public offering, to, among other things, (a) increase the total number of authorized shares, (b) provide for the creation of a classified board of directors, (c) provide for the subdivision and split of each then issued and outstanding share of our common stock into 8.1 shares of common stock, and (d) eliminate the ability of our stockholders to consent in writing to the taking of any action; and

•	Approve our 2002 stock incentive plan, which provides for the grant of options to purchase shares of our common stock to selected employees, directors, and consultants.

     Our annual meeting of stockholders was held on June 12, 2002. On that date, there were 15,599,790 shares of common stock outstanding. At the meeting, the holders of our common stock elected four members to our board of directors. The voting results are set forth below:

NOMINEE	FOR	AGAINST	WITHHELD

Robert W. Miller	10,322,526	0	0
Steven G. Miller	10,322,526	0	0
Michael D. Miller	10,322,526	0	0
John G. Danhakl	10,322,526	0	0

     Upon the pricing of our initial public offering, our board was re-constituted so that each of Robert W. Miller and Steven G. Miller would be a Class C director serving a three year initial term, each of Michael D. Miller and Sandra Bane would be a Class B director serving a two year initial term, and each of G. Michael Brown and John G. Danhakl would be a Class A director serving a one year initial term.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: August 14, 2002	By:	/s/ Steven G. Miller

Steven G. Miller President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ Charles P. Kirk

Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)