Form 10-Q
period 2002-09-29
BIG 5 SPORTING GOODS CORP
filed 2002-11-14
CIK 1156388

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 333-68094

BIG 5 SPORTING GOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4388794

(State of Incorporation)	(I.R.S. Employer Identification Number)

2525 East El Segundo Boulevard El Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 536-0611

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes     X                          No

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.
Yes     X                          No

     There were 22,178,018 shares of common stock with a par value of $0.01 per share outstanding at November 13, 2002.

BIG 5 SPORTING GOODS CORPORATION

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Balance Sheets
(unaudited)
(dollars in thousands)

	September 29,	December 30,
	2002	2001

Assets
Current assets:
Cash	$6,562	$7,865
Trade and other receivables	4,941	8,229
Merchandise inventories	171,130	163,680
Income tax receivable	1,155	—
Prepaid expenses	2,080	1,469

Total current assets	185,868	181,243

Net property and equipment	41,429	42,650
Deferred income taxes, net	12,258	12,353
Leasehold interest	6,267	7,600
Other assets, at cost	2,610	4,249
Goodwill	4,433	4,433

	$252,865	$252,528

Liabilities, Redeemable Preferred Stock and Stockholder’s Deficit
Current liabilities:
Accounts payable	$56,584	$62,308
Accrued expenses	43,388	52,643

Total current liabilities	99,972	114,951

Deferred rent	7,952	7,791
Long-term debt	147,985	153,351

Total liabilities	255,909	276,093

Commitments and contingencies:
Redeemable Series A 13.45% Senior Exchangeable Preferred Stock, $0.01 par value. Authorized 350,000 shares; issued and outstanding 0 shares at September 29, 2002 and 350,000 shares at December 30, 2001	—	58,911
Stockholder’s deficit:
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,178,018 shares, and 15,602,220 shares at September 29, 2002 and December 30, 2001, respectively	227	156
Additional paid-in capital	84,163	7,058
Accumulated deficit	(87,434)	(89,690)

Total stockholder’s deficit	(3,044)	(82,476)

	$252,865	$252,528

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net sales	$170,913	$158,085	$490,749	$452,721
Cost of goods sold, buying and occupancy	111,806	105,129	317,002	298,322

Gross profit	59,107	52,956	173,747	154,399

Operating expenses:
Selling and administration	44,450	40,888	132,370	119,676
Depreciation and amortization	2,335	2,364	7,157	7,507

Total operating expenses	46,785	43,252	139,527	127,183

Operating income	12,322	9,704	34,220	27,216
Interest expense, net	3,487	4,712	12,298	14,893

Income before income taxes	8,835	4,992	21,922	12,323
Income taxes	3,583	2,047	8,972	5,079

Income before extraordinary gain (loss)	5,252	2,945	12,950	7,244
Extraordinary gain (loss) from early extinguishment of debt, net of income tax	(2,656)	—	(2,695)	1,600

Net income	2,596	2,945	10,255	8,844
Redeemable preferred stock dividends	4,010	1,836	7,999	5,365

Net income (loss) available to common stockholders	$(1,414)	$1,109	$2,256	$3,479

Earnings per share:
Basic	$(0.06)	$0.07	$0.13	$0.22

Diluted	$(0.06)	$0.07	$0.12	$0.22

Shares used to calculate earnings per share:
Basic	22,156	15,605	17,928	15,605
Diluted	22,642	16,091	18,414	16,091
Pro forma operations data (note 3):
Net income available to common stockholders	$5,531	$3,450	$15,771	$8,748

Earnings per share:
Basic	$0.25	$0.16	$0.71	$0.39

Diluted	$0.24	$0.15	$0.70	$0.39

Shares used to calculate earnings per share:
Basic	22,178	22,183	22,178	22,183
Diluted	22,664	22,669	22,664	22,669

See accompanying notes to condensed consolidated financial statements

BIG 5 SPORTING GOODS CORPORATION

Consolidated Condensed Statement of Cash Flows
(unaudited)
(dollars in thousands)

	39 Weeks Ended

	September 29,	September 30,
	2002	2001

Cash flows from operating activities:
Net income	$10,255	$8,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,157	7,507
Amortization of deferred finance charge and discounts	2,068	2,960
Extraordinary (gain) loss from early extinguishment of debt	4,564	(2,662)
Loss on disposal of equipment and leasehold interest	6	31
Change in assets and liabilities:
Merchandise inventories	(7,450)	(3,549)
Trade accounts receivable, net	3,288	3,593
Prepaid expenses and other assets	(155)	(289)
Accounts payable	(2,735)	(4,701)
Income taxes	(4,733)	(2,354)
Accrued expenses	(2,629)	(6,556)
Legal settlement	(2,465)	—

Net cash provided by operating activities	7,171	2,824

Cash flows from investing activities — purchase of property and equipment	(4,448)	(6,930)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	16,669	9,798
Repurchase of long-term debt	(30,473)	(6,688)
Repurchase of Series A preferred stock	(67,921)	—
Issuance of stock, net of repurchases	79,363	—
Equity issuance costs	(1,664)	—

Net cash provided by (used in) financing activities	(4,026)	3,110

Net increase (decrease) in cash	(1,303)	(996)
Cash at beginning of period	7,865	3,753

Cash at end of period	$6,562	$2,757

Supplemental disclosures of non-cash financing activities:
Dividends on preferred stock	$7,999	$5,365

Accrual of initial public offering costs	$523	$—

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 265 stores at September 29, 2002 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are a holding company that operates our business through Big 5 Corp., our wholly owned subsidiary.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) the financial position as of September 29, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended September 29, 2002 and September 30, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Registration Statement on Form S-1 (File No. 333-68094) filed with the Securities and Exchange Commission as amended on June 25, 2002.

(2) Reclassifications

     Certain prior year balances in the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation.

(3) Initial Public Offering

     In the second quarter of 2002, we completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In the third quarter of 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.4 million from the offering and total net proceeds of $86.4 million after exercise of the underwriters’ over-allotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors and repurchased 0.5 million shares of our common stock from non-executive employees. All uses of proceeds, other than the payment of bonuses related to the initial public offering and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

     Our accompanying statements of operations report net income and earnings per diluted share in accordance with GAAP and additionally on a pro forma basis to exclude certain effects of our initial public offering, including the exercise of the underwriters’ over-allotment option. The pro forma figures assume that the initial public offering took place at the beginning of the periods presented and exclude the effects of certain initial public offering related expenses, the payment of bonuses that were funded through the reduction of the redemption premium that would otherwise have been applicable to the redemption of preferred stock, interest payments and redemption premium paid on debt redeemed in connection with the initial public offering, dividends payable and redemption premium paid on preferred stock redeemed in connection with the initial public offering and related income tax effects. We use this pro forma reporting internally to evaluate our operating performance without regard to certain non-recurring financial effects of the initial public offering and believe this presentation will provide investors with additional insight into our operating results. The following table contains a reconciliation of the pro forma adjustments to GAAP:

(in thousands except earnings per share data)

	13 Weeks Ended		39 Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Reported net income (loss) available to common stockholders	$(1,414)	$1,109	$2,256	$3,479
Redeemable preferred stock dividends(a)	4,010	1,836	7,999	5,365

Reported net income	2,596	2,945	10,255	8,844
Bonus expense(b)	471	—	1,962	—
Management fees(c)	—	87	1,044	259
Interest expense(d)	2	768	1,775	2,241
Extraordinary (gain) loss(e)	2,656	—	2,695	(1,600)
Income taxes(f)	(194)	(350)	(1,960)	(996)

Pro forma net income available to common stockholders	$5,531	$3,450	$15,771	$8,748

Pro forma earnings per share — diluted	$0.24	$0.15	$0.70	$0.39

Pro forma weighted average shares outstanding — diluted	22,664	22,669	22,664	22,669

(a)	To eliminate dividends and redemption premium on preferred stock redeemed in connection with the initial public offering.

(b)	To eliminate the payment of bonuses that was funded through a reduction of the redemption price that would otherwise have been applicable to redemption of our outstanding preferred stock.

(c)	To eliminate management services agreement fees and the management services agreement termination cost incurred in connection with the initial public offering.

(d)	To eliminate interest expense and amortization of debt issue costs associated with the senior discount notes redeemed in connection with the initial public offering and to reflect interest expense on incremental borrowings under the credit facility.

(e)	To eliminate the extraordinary gain (loss), net of taxes, associated with the redemption of the senior discount notes.

(f)	To reflect tax expense (benefit) for items (b) through (d) noted above at the effective tax rate.

(4) Goodwill and Other Intangibles Assets

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

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 31, 2001. There was no cumulative effect of a change in accounting principle upon adoption, as there was deemed to be no impairment in the carrying value of goodwill or other identifiable intangibles.

     The following adjusts reported net income and earnings per share to exclude goodwill amortization:

(in thousands except earnings per share data)

	13 weeks ended		39 weeks ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Reported net income	$2,596	$2,945	$10,255	$8,844
Goodwill amortization, net of tax	—	36	—	109

Adjusted net income	2,596	2,981	10,255	8,953
Less: Preferred stock dividends	4,010	1,836	7,999	5,365

Adjusted net income available to common stockholders	$(1,414)	$1,145	$2,256	$3,588

Reported basic earnings per share	$(0.06)	$0.07	$0.13	$0.22
Goodwill amortization, net of tax	—	—	—	0.01

Adjusted basic earnings per share	$(0.06)	$0.07	$0.13	$0.23

Reported diluted earnings per share	$(0.06)	$0.07	$0.12	$0.22
Goodwill amortization, net of tax	—	—	—	—

Adjusted diluted earnings per share	$(0.06)	$0.07	$0.12	$0.22

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

(5) Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share of common stock:

(in thousands except earnings per share data)

	13 weeks ended		39 weeks ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Income before extraordinary gain (loss)	$5,252	$2,945	$12,950	$7,244
Extraordinary gain (loss), net of tax	(2,656)	—	(2,695)	1,600

Net income	2,596	2,945	10,255	8,844
Less: Preferred stock dividends	4,010	1,836	7,999	5,365

Net income available to common Stockholders	$(1,414)	$1,109	$2,256	$3,479

Basic earnings per share:
Income (loss) before extraordinary gain (loss)	$0.06	$0.07	$0.28	$0.12

Net income	$(0.06)	$0.07	$0.13	$0.22

Diluted earnings per share:
Income (loss) before extraordinary gain (loss)	$0.06	$0.07	$0.27	$0.12

Net income	$(0.06)	$0.07	$0.12	$0.22

Weighted average shares of common stock outstanding
Basic	22,156	15,605	17,928	15,605
Dilutive effect of outstanding warrant	486	486	486	486

Diluted	22,642	16,091	18,414	16,091

     Options to purchase 59,000 shares of common stock at $13 per share were outstanding at September 29, 2002 but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock and would be antidilutive.

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

     Valuation of Inventory

     We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (FIFO) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and based on this evaluation, has recorded adjustments to cost of goods sold for estimated decreases in value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. Based on these factors, we have recorded valuation allowances to value inventory at our best estimate of lower of cost or market.

     Valuation of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets would require an impairment adjustment at this time.

RESULTS OF OPERATIONS

     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 29, 2002 Compared to 13 Weeks Ended September 30, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	September 29, 2002		September 30, 2001

		(unaudited)
		(dollars in thousands)
Net sales	$170,913	100.0%	$158,085	100.0%
Cost of sales	111,806	65.4	105,129	66.5

Gross profit	59,107	34.6	52,956	33.5

Operating expenses:
Selling and administrative	44,450	26.0	40,888	25.9
Depreciation and amortization	2,335	1.4	2,364	1.5

Total operating expense	46,785	27.4	43,252	27.4

Operating income	12,322	7.2	9,704	6.2
Interest expense, net	3,487	2.0	4,712	3.0

Income before income tax expense	8,835	5.2	4,992	3.2
Income tax expense	3,583	2.1	2,047	1.3

Income before extraordinary loss	5,252	3.1	2,945	1.9
Extraordinary loss from early extinguishment of debt, net of income taxes	(2,656)	(1.6)	—	0.0

Net income	$2,596	1.5%	$2,945	1.9%

     1. Net Sales. Net sales increased by $12.8 million, or 8.1%, to $170.9 million in the 13 weeks ended September 29, 2002 from $158.1 million in the same period last year. This growth reflected an increase of $8.4 million in same store sales and an increase of $4.8 million in new store sales, which reflected the opening of 14 new stores since July 1, 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 5.3% in the 13 weeks ended September 29, 2002 versus the same period last year, representing the twenty-seventh consecutive quarterly increase in same store sales over comparable prior periods. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the 13 weeks ended September 29, 2002 was 265 versus 253 at the end of the 13 weeks ended September 30, 2001. We opened four new stores in the 13 weeks ended September 29, 2002 and two new stores in the 13 weeks ended September 30, 2001. We expect to open approximately 9 to 10 new stores during the remaining 13 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $6.1 million, or 11.6%, to $59.1 million in the 13 weeks ended September 29, 2002 from $53.0 million in the same period last year. Gross profit margin was 34.6% in the 13 weeks ended September 29, 2002 compared to 33.5% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons throughout our footwear and apparel categories. Improvement in our skate category after the sale of excess scooter inventory in last year’s period was the primary factor resulting in improved margins in our hardgoods categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $3.6 million, or 8.7%, to $44.5 million in the 13 weeks ended September 29, 2002 from $40.9 million in the same period last year. The increase was primarily due to a $2.4 million increase in store related expenses primarily resulting from supporting increased sales, new store openings and increased employee health benefit costs. Another factor impacting the increase was higher insurance related costs of $0.2 million primarily related to increased directors and officers insurance premiums after our initial public offering. The remaining increase in selling and administrative expenses resulted primarily from expenses incurred in connection with our initial public offering of common stock. These expenses include bonuses paid to our executive officers and directors relating to our initial public offering during the 13 weeks ended September 29, 2002. The bonuses for that period totaled $0.5 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales and adjusting on a pro forma basis to exclude expenses related to our initial public offering of common stock, selling and administrative expenses were 25.7% for the 13 weeks ended September 29, 2002 compared to 25.8% for the same period last year. (See note 3 to the accompanying condensed consolidated financial statements.)

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million, or 1.2%, to $2.3 million in the 13 weeks ended September 29, 2002 from $2.4 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001, which reduced amortization expense by $0.1 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $1.2 million, or 26.0%, to $3.5 million in the 13 weeks ended September 29, 2002 from $4.7 million in the same period last year. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in the 13 weeks ended September 29, 2002 versus the 13 weeks ended September 30, 2001, as well as $1.0 million in lower interest expense resulting from the redemption of our senior discount notes. In the third quarter of fiscal 2002, we used some of the proceeds from our initial public offering to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Interest expense, net included no expense related to those senior discount notes in the 13 weeks ended September 29, 2002 versus $1.0 million in the 13 weeks ended September 29, 2002.

     6. Income Taxes. Provision for income taxes was $3.6 million for the 13 weeks ended September 29, 2002 and $2.0 million for the 13 weeks ended September 30, 2001. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

39 Weeks Ended September 29, 2002 Compared to 39 Weeks Ended September 30, 2001

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended

	September 29, 2002		September 30, 2001

		(unaudited)
		(dollars in thousands)
Net sales	$490,749	100.0%	$452,721	100.0%
Cost of sales	317,002	64.6	298,322	65.9

Gross profit	173,747	35.4	154,399	34.1

Operating expenses:
Selling and administrative	132,370	27.0	119,676	26.4
Depreciation and amortization	7,157	1.4	7,507	1.7

Total operating expense	139,527	28.4	127,183	28.1

Operating income	34,220	7.0	27,216	6.0
Interest expense, net	12,298	2.5	14,893	3.3

Income before income tax expense	21,922	4.5	12,323	2.7
Income tax expense	8,972	1.8	5,079	1.1

Income before extraordinary gain (loss)	12,950	2.6	7,244	1.6
Extraordinary gain (loss) from early extinguishment of debt, net of income taxes	(2,695)	(0.5)	1,600	0.4

Net income	$10,255	2.1%	$8,844	2.0%

     1. Net Sales. Net sales increased by $38.0 million, or 8.4%, to $490.7 million in the first 39 weeks of 2002 from $452.7 million in the first 39 of 2001. This growth reflected an increase of $23.7 million in same store sales and an increase of $17.2 million in new store sales, which reflected the opening of five new stores during the first 39 weeks of 2002 and 15 new stores in fiscal 2001. The remaining variance was attributable to net sales from closed stores. Same store sales increased 5.4% in the first 39 weeks of 2002 versus the first 39 weeks of 2001. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of the first 39 weeks of 2002 was 265 versus 253 at the end of the first 39 weeks of 2001. We opened five new stores in the first 39 weeks of 2002 and eight new stores, four of which were replacement stores, in the 39 weeks ended September 30, 2001. We expect to open approximately 9 to 10 new stores during the remaining 13 weeks of fiscal 2002.

     2. Gross Profit. Gross profit increased by $19.3 million, or 12.5%, to $173.7 million in the first 39 weeks of 2002 from $154.4 million in the first 39 weeks of 2001. Gross profit margin was 35.4% in the first 39 weeks of 2002 compared to 34.1% in the first 39 weeks of 2001. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons throughout our footwear and apparel categories (including strong winter apparel margins in the first quarter). Improved margins in our winter related hardgoods categories, as well as improvement in our skate category after the sale of excess scooter inventory in last year’s period were the primary factors resulting in improved margins in our hardgoods categories.

     3. Selling and Administrative. Selling and administrative expenses increased by $12.7 million, or 10.6%, to $132.4 million in the first 39 weeks of 2002 from $119.7 million in the first 39 weeks of 2001. The increase was primarily due to a $6.6 million increase in store related expenses associated with supporting increased sales, new store openings and increased employee health benefit costs and increased expenses due to electric utility rate increases in our California markets. Other factors impacting the increase included an increase of $1.8 million in advertising costs that resulted primarily from advertising expenditures for the five new stores opened in the 39 weeks ended September 29, 2002 and the 15 new stores opened in fiscal 2001 and higher insurance related costs of $0.3 million primarily related to increased directors and officers insurance premiums after our initial public offering. The remaining increase in selling and administrative expenses resulted primarily from expenses incurred in connection with our initial public offering of common stock. These expenses include termination costs associated with our management services agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $0.9 million in the first 39 weeks of 2002, as well as bonuses relating to our initial public offering paid to our executive officers and directors during the first 39 weeks of 2002. The bonuses for that period totaled $2.0 million and were funded through a reduction of the redemption price that would otherwise have been applicable to redemption of our outstanding preferred stock. When measured as a percentage of net sales and adjusting on a pro forma basis to exclude expenses related to our initial public offering of common stock, selling and administrative expenses were 26.4% for both the first 39 weeks of 2002 and the same period last year. (See note 3 to the accompanying condensed consolidated financial statements.)

     4. Depreciation and Amortization. Depreciation and amortization expense decreased by $0.3 million, or 4.7%, to $7.2 million in the first 39 weeks of 2002 from $7.5 million in the same period last year as a result of certain assets having been fully depreciated and the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001, which reduced amortization expense by $0.2 million in 2002.

     5. Interest Expense, net. Interest expense, net decreased by $2.6 million, or 17.4%, to $12.3 million in the first 39 weeks of 2002 from $14.9 million in the first 39 weeks of 2001, as well as $0.9 million in lower interest expense resulting from the redemption of our senior discount notes. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in the first 39 weeks of 2002 versus the first 39 weeks of 2001. In the third quarter of fiscal 2002, we used some of the proceeds from our initial public offering to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Interest expense, net included expense related to those senior discount notes of $2.1 million in the 39 weeks ended September 29, 2002 versus $3.0 million in the 39 weeks ended September 30, 2001.

     6. Income Taxes. Provision for income taxes was $9.0 million for the first 39 weeks of 2002 and $5.1 million for the first 39 weeks of 2001. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for the first 39 weeks of 2002 and 2001 was $7.2 million and $2.8 million, respectively. The change between periods primarily reflected higher income before extraordinary gain (loss) in the first 39 weeks of 2002.

     Capital expenditures for the first 39 weeks of 2002 and 2001 were $4.4 million and $6.9 million, respectively. We expect capital expenditures for the remaining 13 weeks of 2002 will range from $6.0 to $7.0 million, primarily to fund the opening of approximately 9 to 10 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash used in financing activities in the first 39 weeks of 2002 was $4.0 million versus net cash provided by financing activities of $3.1 million in the first 39 weeks of 2001. As of September 29, 2002, we had borrowings of $44.7 million and letter of credit commitments of $7.9 million outstanding under our credit facility and $103.3 million of our senior notes outstanding. These balances compared to borrowings of $46.7 million and letter of credit commitments of $6.2 million outstanding under our credit facility and $103.8 million of our senior notes outstanding as of September 30, 2001. In June and July, 2002 we used $19.0 million in net borrowings from our credit facility combined with $86.4 million in net proceeds from our initial public offering and subsequent exercise of the underwriters’ over-allotment option to redeem in full our senior discount notes, redeem in full our redeemable preferred stock, repurchase common stock from our non-executive employees and pay special bonuses to executive officers and directors. In February 2002, prior to our initial public offering, we repurchased $0.5 million face value of our senior notes and $2.8 million face value of our then outstanding senior discount notes. During the first 39 weeks of 2001, we repurchased $12.5 million face value of our senior discount notes. Subsequent to September 29, 2002, we repurchased $0.5 million face value of our senior notes. We had cash of $6.6 million and $2.8 million at September 29, 2002 and September 30, 2001, respectively.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See the risk factors that begin on page 18.

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

		(in thousands)
Long-term debt	$103,327	$—	$—	$—	$103,327
Operating lease commitments	266,824	33,350	65,135	54,814	113,525
Credit facility	44,658	—	44,658	—	—
Letters of credit	7,857	7,857	—	—	—

Total	$422,666	$41,207	$109,793	$54,814	$216,852

     Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement credit facility, expansion of our credit facility or replacement of the credit facility and the issuance of debt or equity securities. Long-term debt excludes our senior discount notes and preferred stock, both of which were redeemed in July 2002 following our initial public offering and exercise of the underwriters’ over-allotment option.

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

     Our credit facility provides for a maximum facility of $125.0 million, subject to certain borrowing base limitations. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date commencing with its anniversary date in March 2003. We may terminate the credit facility at any time upon 30 days prior written notice. We plan to make additional borrowings or pay down the credit facility based on our cash flow requirements. Our available borrowing capacity at September 29, 2002 was $51.6 million. We may re-negotiate our credit facility prior to the expiration date depending on our future capital needs and the availability of alternative sources of financing.

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

     In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement will rescind EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No.146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, the Statement affirms the Financial Accounting Standards Board’s view that fair value is the most relevant and faithful representation of the economics of a transaction. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Earlier application is encouraged. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied Statement 146. The adoption of SFAS No. 146 is not expected to have a material impact on our financial condition or results of operations.

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

     We have a substantial amount of debt. As of September 29, 2002, the aggregate principal amount of our outstanding indebtedness was approximately $148.0 million. Our highly leveraged financial position means:

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

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 5.0% of our total purchases during the twelve months ended September 29, 2002, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.0% of our total purchases during the twelve months ended September 29, 2002. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 12 to 36 months. Any disruption to, or delay in, this process could harm our future operations.

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

     Green Equity Investors, L.P. owns 6,171,073 shares of our common stock and has the right, on two occasions, to require us to register these shares of common stock at any time pursuant to a registration rights agreement entered into in 1992. In addition, holders of 11,746,025 shares of our common stock, which includes the shares held by Green Equity Investors, L.P., and the holder of a warrant to acquire 486,000 shares of our common stock, and have piggyback registration rights. In connection with our initial public offering, all of these holders, including Green Equity Investors, L.P., agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the consummation of the offering. If, upon the expiration of the 180 days, Green Equity Investors, L.P. exercises its right to require us to register its shares for resale, the market price of our common stock could decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2002 as compared to the rate at September 29, 2002, our interest expense for 2002 would increase $0.4 million based on the outstanding balance of our credit facility at September 29, 2002. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission, and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In October 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our October 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

     Our initial public offering of common stock, $0.01 par value per share, was effected through a Registration Statement on Form S-1 (File No. 333-68094) that was declared effective by the Securities and Exchange Commission on June 25, 2002. A total of 7,112,421 shares of our common stock were registered on our behalf in this offering and a total of 2,092,579 shares of our common stock were registered on behalf of selling stockholders. With the exception of 350,000 shares sold by us to affiliates of Leonard Green & Partners, L.P., all of the shares in the initial public offering were sold through a syndicate of underwriters managed by Credit Suisse First Boston, U.S. Bancorp Piper Jaffray, Jefferies & Company, Inc. and Stephens Inc.

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

     Through June 30, 2002 we paid to the underwriters underwriting discounts and commissions totaling approximately $5.6 million in connection with the offering. In addition, we estimate that during this time we incurred additional expenses of approximately $0.9 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $6.5 million. From July 1, 2002 through the date of the filing of this report, we paid to the underwriters underwriting discounts and commissions totaling approximately $0.6 million in connection with the offering. In addition, we estimate that during this time we incurred additional expenses of approximately $1.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $1.8 million. In sum, through the date of the filing of this report, we paid to the underwriters underwriting discounts and commissions totaling approximately $6.2 million in connection with the offering and estimate that during this time we incurred additional expenses of approximately $2.1 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $8.3 million.

     No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

     As of June 30, 2002, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $76.4 million. As of the date of the filing of this report, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses through such date, were approximately $84.2 million.

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

     None.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: November 13, 2002	By: /s/ Steven G. Miller

Steven G. Miller President and Chief Executive Officer

Date: November 13, 2002	By: /s/ Charles P. Kirk

Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

§ 302 CERTIFICATION

I, Steven G. Miller, President and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big 5 Sporting Goods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Steven G. Miller

Steven G. Miller
President and Chief Executive Officer

§ 302 CERTIFICATION

I, Charles P. Kirk , Senior Vice President and Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big 5 Sporting Goods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Charles P. Kirk

Charles P. Kirk
Senior Vice President & Chief Financial Officer