Form 10-K
period 2002-12-29
BIG 5 SPORTING GOODS CORP
filed 2003-03-31
CIK 1156388

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission file number: 000-49850

BIG 5 SPORTING GOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4388794

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East El Segundo Boulevard El Segundo, California
90245

(Address of Principal Executive Offices)		(Zip Code)

Registrant’s telephone number, including area code (310) 536-0611

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $160,905,400 as of June 28, 2002 based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for June 28, 2002. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

     22,178,018 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at March 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of shareholders to be held on June 4, 2003.

PART I

ITEM 1: BUSINESS

General

     We are the leading sporting goods retailer in the western United States, operating 275 stores in 10 states under the “Big 5 Sporting Goods” name at December 29, 2002. We provide a full-line product offering of over 25,000 stock keeping units in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

     We believe that over the past 48 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

     Robert W. Miller co-founded our company in 1955 with the establishment of five retail locations in California. We sold World War II surplus items until 1963, when we began focusing exclusively on sporting goods and changed our trade name to “Big 5 Sporting Goods.” In 1971, we were acquired by Thrifty Corporation, which was subsequently purchased by Pacific Enterprises. In 1992, management bought our company in conjunction with Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P. In 1997, Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. recapitalized our company so that the majority of our common stock would be owned by our management and employees.

     In June 2002, we completed an initial public offering (IPO) of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In July 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors which were funded by a reduction in the redemption price of our preferred stock and repurchased 0.5 million shares of our common stock from non-executive employees.

     Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to generate consistent, profitable growth. As of December 29, 2002, we have realized 28 consecutive quarterly increases in same store sales over comparable prior periods. All but one of our stores has generated positive store-level operating profit in each of the past five fiscal years. In fiscal 2002, we generated net sales of $667.5 million, pro forma operating income of $55.8 million, pro forma net income of $24.6 million and pro forma diluted earnings per share of $1.09. When measured in accordance with generally accepted accounting principles (GAAP), operating income for fiscal 2002 was $52.8 million, net income was $19.1 million and diluted earnings per share was $0.57. For the past five fiscal years ended December 29, 2002, our net sales and pro forma operating income increased at compounded annual growth rates of 8.5% and 18.8%, respectively. GAAP operating income increased at a compounded annual growth rate of 18.0% over the same period. We report operating income, net income and earnings per share in accordance with GAAP and additionally on a pro forma basis to exclude certain effects of our IPO and the exercise of the underwriters’ overallotment option. (See note 3 to “Selected Consolidated Financial and Other Data” for a reconciliation of the pro forma adjustments to GAAP.) We believe our success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based execution-driven operating philosophy, a controlled growth strategy and a proven business model.

     We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly owned subsidiary incorporated in Delaware on October 27, 1997.

Expansion and Store Development

     Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 72 stores, an average of 14 new stores annually, of which 74% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores	Stores	Number of Stores
Year	California	Markets	Total	Relocated	Closed	at Period End

1998	3	9	12	(1)	—	221
1999	3	12	15	(1)	(1)	234
2000	5	10	15	—	—	249
2001	3	12	15	(4)	—	260
2002	6	9	15	—	—	275

     Our format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 60,000 people. Our format differentiates us from superstores that typically average over 35,000 square feet compared to our average of 11,000 square feet per store, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

     New store openings represent attractive investment opportunities due to the relatively low investment required and the relatively short time in which our stores become profitable. Our store format requires investments of approximately $400,000 in fixtures and equipment and approximately $400,000 in net working capital with limited pre-opening and real estate expenses due to our leased locations built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores. Based on our operating experience, a new store typically achieves store-level return on investment of approximately 35% in its first full fiscal year of operation.

     Our in-house store development personnel, who have opened an average of 13 stores during each of the past 10 fiscal years, analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We opened 15 new stores in fiscal 2002 and expect to open 16 to 20 new stores in fiscal 2003.

Management Experience

     We believe the experience, commitment and tenure of our professional staff drives our superior execution and strong operating performance and gives us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas:

		Average
	Number of	Number of
	Employees	Years With Us

Senior Management	7	29
Vice Presidents	8	22
Buyers	14	18
Store District / Division Supervisors	31	18
Store Managers	275	9

Merchandising

     We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. We offer over 25,000 stock keeping units in a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. As a key element of our long history of success, we offer consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise.

     We believe we enjoy significant advantages in making opportunistic buys of vendor over-stock and close-out merchandise because of our strong vendor relationships and rapid decision-making process. Although vendor over-stock and close-out merchandise typically represent only approximately 15% of our net sales, our weekly advertising highlights these items together with merchandise produced exclusively for us under a manufacturer’s brand name in order to reinforce our reputation as a retailer that offers attractive values to our customers.

     The following table illustrates our mix of hard goods, which are durable items such as fishing rods and golf clubs, and soft goods, which are non-durable items such as shirts and shoes, as a percentage of net sales:

	Fiscal Year

	1999	2000	2001	2002

Soft Goods
Athletic and sport apparel	15.6	16.2	16.5	15.9
Athletic and sport footwear	31.3	29.8	30.3	30.8

Total soft goods	46.9	46.0	46.8	46.7
Hard goods	53.1	54.0	53.2	53.3

Total	100.0%	100.0%	100.0%	100.0%

     We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Crosman	Icon (Proform)	Rawlings	Shimano
Asics	Easton	JanSport	Razor	Spalding
Bausch & Lomb	Everlast	K2	Reebok	Speedo
Browning	Fila	Lifetime	Remington	Timex
Bushnell	Footjoy	Mizuno	Rockport	Titleist
Casio	Franklin	New Balance	Rollerblade	Wilson
Coleman	Head	Nike	Russell Athletic	Winchester
Columbia	Hillerich & Bradsby	Prince	Saucony	Zebco

     We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment and fishing supplies.

Private label merchandise is sold under the labels Fives, Court Casuals, Sport Essentials, Rugged Exposure, Golden Bear, Pacifica, South Bay and Kemper, which is licensed from a third party.

     Through our 48 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

     Our 14 buyers, who average 18 years of experience with us, work closely with senior management to determine the product selection, promotion and pricing of our merchandise mix. Management utilizes an integrated merchandising, distribution, point-of-sale and financial information system to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising

     Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes the weekly distribution of over 13 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name Big 5 Sporting Goods.

     We use our professional in-house advertising staff rather than an outside advertising agency to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in over 150 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

Vendor Relationships

     We have developed strong vendor relationships over the past 48 years. In fiscal 2002, no single vendor represented greater than 5.5% of total purchases. We believe current relationships with our vendors are good. We benefit from the long-term working relationships that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

     We have fully integrated management information systems that track, on a daily basis, individual sales transactions at each store, inventory receiving and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host system. The host system and our stores are linked by a network that provides satellite communications for credit card, in-house tender authorization, and daily polling of sales and merchandise movement at the store level.

     Our in-store point-of-sale system tracks all sales by stock keeping unit and allows management to compare the current performance of each stock keeping unit against historical performance on a daily basis. The point-of-sale system uses satellite communications to verify credit cards and checks and to provide corporate data exchange. We completed the roll-out of this new point-of-sales system to each of our stores during the first half of 2001. We believe our management information systems are efficiently supporting our current operations and provide a foundation for future growth.

Distribution

     We maintain a 440,000 square foot leased distribution center in Fontana, California that services all of our stores. The distribution center is fully integrated with our management information systems that provide warehousing and distribution capabilities. The distribution center was constructed in 1990 and warehouses the majority of the merchandise carried in our stores. We estimate that 98% of all store merchandise is received from this distribution center. We distribute merchandise from the distribution center to our stores at least once a week, Monday through Saturday, using a fleet of 32 leased and two owned tractors, and 12 leased and 68 owned trailers, as well as contract carriers. Our lease for the distribution center has an initial term that expires in 2006 and includes three additional five-year renewal options. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. Based on our expected net sales and store growth, we plan to replace our existing distribution center during the next 18 to 24 months at a cost of approximately $10 million.

Industry and Competition

     The retail market for sporting goods is highly competitive. In general, our competitors tend to fall into the following five basic categories:

     Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including us. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Hibbett’s and Modell’s.

     Mass Merchandisers. This category includes discount retailers such as Wal-Mart and Kmart and department stores such as JC Penney and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or free-standing sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although generally price competitive, discount and department stores typically have limited customer service in their sporting goods departments.

     Specialty Sporting Goods Stores. This category consists of two groups. The first group generally includes athletic footwear specialty stores, which are typically 2,000 to 20,000 square feet in size and are located in shopping malls. Examples include such retail chains as Foot Locker, Lady Foot Locker and The Athlete’s Foot. These retailers are highly focused, with most of their sales coming from athletic footwear and team licensed apparel. The second group consists of pro shops and stores specializing in a particular sport or recreation. This group includes backpacking and mountaineering specialty stores and specialty skate shops and golf shops. Prices at specialty stores tend to be higher than prices at the sporting goods superstores and traditional sporting goods stores.

     Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be freestanding locations. These stores emphasize high volume sales and a large number of stock keeping units. Examples include The Sports Authority, Sport Chalet and Gart Sports Company. The Sports Authority and Gart Sports Company recently announced that they have entered into a merger agreement and that the merger is expected to close in the third calendar quarter of 2003.

     Internet Retailers. This category consists of numerous retailers that sell a broad array of new and used sporting goods products via the internet.

     We compete successfully with each of the competitors discussed above by focusing on what we believe are the primary factors of competition in the sporting goods retail industry. These factors include experienced and knowledgeable personnel, customer service, breadth, depth, price and quality of merchandise offered, advertising, purchasing and pricing policies, effective sales techniques, direct involvement of senior officers in monitoring store operations, management information systems and store location and format.

Employees

     We manage our stores through regional, district and store-based personnel. Our senior vice president of store operations has general oversight responsibility for all of our stores. Field supervision is led by five regional supervisors who report directly to the vice president of store operations and who oversee 26 district supervisors. The district supervisors are each responsible for an average of 11 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers, at least one full-time cashier, at least one management trainee and a complement of full and part-time associates.

     As of February 23, 2003, we had approximately 6,327 full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents 472 hourly employees in our distribution center and some of our retail personnel in our stores. In September 2000, we negotiated two contracts with Local 578 covering these employees. These contracts expire on August 31, 2005. We have not had a strike or work stoppage in the last 22 years. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that our employee relations are good.

Employee Training

     We have developed a comprehensive training program that is tailored for each store position. All employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations to promote consistency in employee development. The manager trainee schedule provides seminars on operational responsibilities such as merchandising strategy, loss prevention and inventory control. Ongoing store management training includes topics such as advanced merchandising, delegation, personnel management, scheduling, payroll control and loss prevention.

     We also provide unique opportunities for our employees to gain knowledge about our products. These opportunities include “hands-on” training seminars and a sporting goods product expo. At the sporting goods product expo, our vendors set up booths where full–time store employees from every store receive intensive training on the products we carry. We believe this event is a successful program for both training and motivating our employees.

Description of Service Marks and Trademarks

     We use the Big 5 name as a service mark in connection with our business operations and have registered this name as a federal service mark. This service mark is due for renewal in 2005. We have also registered Court Casuals, Golden Bear, Pacifica and Rugged Exposure as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2004 to 2008.

ITEM 2: PROPERTIES

Properties

     We lease all but one of our 275 store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term of our existing leases, taking into account renewal options, is approximately 20 years. Of the 274 store leases we have, only 13 are due to expire in the next five years without renewal options.

Our Stores

     Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average 11,000 square feet. Our typical store is located in either free-standing street locations or multi-store shopping centers. Our numerous convenient locations and store format encourage frequent customer visits. In fiscal 2002, we processed approximately 20.8 million sales transactions and our average transaction size was approximately $32.

     Our store format has resulted in productivity levels that we believe are among the highest of any full-time sporting goods retailer, with net sales per gross square foot of approximately $227 for fiscal 2002. Our high net sales per square foot combined with our efficient store-level operations and low store maintenance costs allow us to generate consistently strong store-level returns. All but one of our stores open at least one year have generated positive store-level operating profit in each of the past five fiscal years. In addition, we have never needed to close a store due to poor performance. The following table details our store locations as of March 31, 2003.

	Year	Number	Percentage of Total
Regions	Entered	of Stores	Number of Stores

California:
Southern California	1955	89	32.4%
Northern California	1971	76	27.6

Total California		165	60.0
Washington	1984	33	12.0
Arizona	1993	18	6.6
Oregon	1995	16	5.8
Texas	1995	10	3.6
New Mexico	1995	9	3.3
Nevada	1978	8	2.9
Utah	1998	8	2.9
Idaho	1993	6	2.2
Colorado	2001	2	0.7

Total		275	100.0%

ITEM 3: LEGAL PROCEEDINGS

     We are from time to time involved in routine litigation incidental to the conduct of our business. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate under generally accepted accounting principles for such litigation matters. We believe no other litigation currently pending against us will have a material adverse effect on our business, financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, par value $0.01 per share, has traded on the Nasdaq National Market under the symbol “BGFV” since June 25, 2002. The following table sets forth the high and low sale prices for our common stock since June 25, 2002 as reported by the Nasdaq National Market during fiscal 2002.

Period	High	Low

Second Quarter (from June 25, 2002)	$14.75	$12.90
Third Quarter	$14.32	$8.75
Fourth Quarter	$14.64	$8.30

     As of March 31, 2003, there were 22,178,018 shares of common stock outstanding held by approximately 279 holders of record.

Dividend Policy

     We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our earnings in the foreseeable future to finance the expansion of our business and, therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Big 5 Corp., our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. The agreement governing our credit facility and the indenture governing our senior notes impose restrictions on Big 5 Corp.’s ability to make these payments. For example, Big 5 Corp.’s ability to pay dividends or make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The selected data presented below under the captions “Statements of Operations Data” and “Balance Sheet Data” for, and as of the end of the fiscal years ended January 3, 1999, January 2, 2000, December 31, 2000, December 30, 2001 and December 29, 2002 are derived from our audited consolidated financial statements, which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 30, 2001 and December 29, 2002 and for each of the years ended December 31, 2000, December 30, 2001 and December 29, 2002 and the report thereon are included elsewhere in this report. The information presented below under the captions “Pro Forma Operations”, “Store Data” and “Other Financial Data” is unaudited. You should read the following tables in conjunction with the financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

			Fiscal Year (1)

	1998	1999	2000	2001	2002

		(amounts in thousands, except per share data)
Statement of Operations Data:
Net sales	$491,430	$514,324	$571,476	$622,481	$667,469
Cost of goods sold, buying and occupancy	330,243	341,852	377,040	407,679	429,858

Gross profit	161,187	172,472	194,436	214,802	237,611
Operating expenses:
Selling and administrative	122,057	131,222	144,703	160,044	174,868
Litigation settlement	—	—	—	2,515	—
Depreciation and amortization	8,890	9,479	9,340	10,031	9,966

Total operating expenses	130,947	140,701	154,043	172,590	184,834

Operating income	30,240	31,771	40,393	42,212	52,777
Interest expense, net	22,975	21,574	22,008	19,629	15,825

Income before income taxes and extraordinary gain (loss)	7,265	10,197	18,385	22,583	36,952
Income taxes	2,838	4,000	7,324	9,218	15,175

Income before extraordinary gain (loss)	4,427	6,197	11,061	13,365	21,777
Extraordinary gain (loss) from early extinguishment of debt, net of income taxes (2)	79	(372)	87	1,600	(2,695)

Net income	4,506	5,825	11,148	14,965	19,082
Redeemable preferred stock dividends	5,036	5,621	6,400	7,284	7,999

Net income (loss) available to common stockholders	$(530)	$204	$4,748	$7,681	$11,083

Earnings (loss) per share:
Basic (9)	$(0.04)	$0.02	$0.35	$0.54	$0.60

Diluted	$(0.04)	$0.01	$0.30	$0.48	$0.57

Shares used to calculate earnings per share:
Basic (9)	12,124	12,801	13,525	14,247	18,358

Diluted	15,667	16,098	16,094	16,090	19,476

Pro Forma Operations (3):
Operating income	$30,576	$32,121	$40,053	$42,556	$55,783
Net income available to common stockholders	$6,105	$7,836	$13,941	$15,402	$24,598
Earnings per share:
Basic (9)	$0.33	$0.40	$0.69	$0.74	$1.14

Diluted	$0.27	$0.35	$0.61	$0.68	$1.09

Weighted average shares of common stock:
Basic (9)	18,703	19,380	20,104	20,826	21,546

Diluted	22,246	22,677	22,673	22,669	22,664

	Fiscal Year

	1998	1999	2000	2001	2002

		(dollar amounts in thousands)
Store Data:
Same store sales increase (4)	5.2%	2.0%	6.6%	4.9%	4.0%
Net sales per gross square foot (5)	$206	$203	$217	$224	$227
End of period stores	221	234	249	260	275
Average net sales per store (6)	$2,313	$2,285	$2,405	$2,448	$2,541
Other Financial Data:
Gross margin	32.8%	33.5%	34.0%	34.5%	35.6%
Capital expenditures	$8,500	$13,075	$11,602	$10,510	$10,207
Inventory turns (7)	2.1	2.1	2.2	2.4	2.5
Balance Sheet Data:
Cash and cash equivalents	$6,455	$5,091	$3,753	$7,865	$9,441
Working capital (8)	$66,873	$71,289	$69,427	$66,292	$72,767
Total assets (9)	$223,857	$234,917	$254,433	$253,883	$257,975
Total debt	$176,591	$178,446	$172,098	$153,351	$125,131
Redeemable preferred stock	$39,866	$45,408	$51,721	$58,911	$—
Stockholders’ equity (deficit) (9)	$(97,051)	$(96,851)	$(92,105)	$(84,425)	$3,674

(Notes to table on previous page and this page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. Fiscal 1998 consisted of 53 weeks as compared to 52 weeks for each of fiscal years 1999, 2000, 2001 and 2002.

(2)	See “Management’s Discussion and Analysis of Financial condition and Results of Operations – Impact of New Accounting Pronouncements – SFAS No. 145.”

(3)	In the second quarter of 2002, we completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In the third quarter of 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors which was funded by a reduction in the redemption price of our preferred stock and repurchased 0.5 million shares of our common stock from non-executive employees. All uses of proceeds, other than the payment of a portion of the bonuses related to the initial public offering and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

We report net income and earnings per diluted share in accordance with GAAP and additionally on a pro forma basis to exclude certain effects of our initial public offering, including the exercise of the underwriters’ over-allotment option. The pro forma figures assume that the initial public offering took place at the beginning of the periods presented and exclude the effects of certain initial public offering related expenses, the payment of bonuses that were funded through the reduction of the redemption premium that would otherwise have been applicable to the redemption of preferred stock, interest payments and redemption premium paid on debt redeemed in connection with the initial public offering, dividends payable and redemption premium paid on preferred stock redeemed in connection with the initial public offering and related income tax effects. We use this pro forma reporting internally to evaluate our operating performance without regard to certain financial effects of the initial public offering and believe this presentation will provide investors with additional insight into our operating results. The following table contains a reconciliation of the pro forma adjustments to GAAP:

		Fiscal Year

	1998	1999	2000	2001	2002

		(in thousands except earnings per share data)
Reported net income (loss) available to common stockholders	$(530)	$204	$4,748	$7,681	$11,083
Redeemable preferred stock dividends (a)	5,036	5,621	6,400	7,284	7,999

Reported net income	4,506	5,825	11,148	14,965	19,082
Bonus expense (b)			—	—	1,962
Management fees (c)	340	340	340	344	1,044
Interest expense (d)	2,281	2,279	3,448	3,064	1,775
Extraordinary (gain) loss (e)	—	(24)	—	(1,600)	2,695
Income taxes (f)	(1,022)	(1,084)	(1,379)	(1,371)	(1,960)

Pro forma net income available to common stockholders	$6,105	$7,836	$13,557	$15,402	$24,598

Pro forma earnings per share – diluted	$0.27	$0.35	$0.60	$0.68	$1.09

Pro forma weighted average shares outstanding – diluted	22,246	22,677	22,673	22,669	22,664
Reported operating income	$30,240	$31,771	$40,393	$42,212	$52,777
Bonus expense (b)	—	—	—	—	1,962
Management fees (c)	336	350	340	344	1,044

Pro forma operating income	$29,904	$31,421	$40,053	$42,556	$55,783

(a)	To eliminate dividends and redemption premium on preferred stock redeemed in connection with the initial public offering.

(b)	To eliminate the payment of bonuses that was funded through a reduction of the redemption price that would otherwise have been applicable to redemption of the Company’s outstanding preferred stock.

(c)	To eliminate management services agreement fees and the management services agreement termination cost incurred in connection with the initial public offering.

(d)	To eliminate interest expense and amortization of debt issue costs associated with the senior discount notes redeemed in connection with the initial public offering and to reflect interest expense on incremental borrowings under the credit facility.

(e)	To eliminate the extraordinary gain (loss), net of taxes, associated with the redemption of the senior discount notes.

	(f)	To reflect tax expense (benefit) for items (b) through (d) noted above at the effective tax rate.

(4)		Same store sales data for a fiscal year presented reflects stores open throughout that fiscal year and the prior fiscal year.

(5)		Net sales per gross square foot is calculated by dividing net sales for stores open the entire period by the total gross square footage for those stores.

(6)		Average net sales per store is calculated by dividing net sales for stores open the entire period by total store count for stores open the entire period.

(7)		Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by fiscal year four-quarter average FIFO (first-in, first-out) inventory balances.

(8)		Working capital is defined as current assets less current liabilities.

(9)		Total assets, stockholders’ equity (deficit), basic earnings per share and shares used to calculate basic earnings per share have been restated for the fiscal years 1998, 1999, 2000 and 2001 as a result of matters discussed in note 19 to the consolidated financial statements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this section, our fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 are referred to as 2000, 2001 and 2002, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2000, fiscal 2001 and fiscal 2002 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business includes forward-looking statements that involve risk and uncertainties. You should review the “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results described in or implied by the forward-looking statements contained herein.

Overview

     We are the leading sporting goods retailer in the western United States, operating 275 stores in 10 states under the name “Big 5 Sporting Goods.” We provide a full-line product offering of over 25,000 stock keeping units in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe over the past 48 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that delivers consistent value on quality merchandise.

     Throughout our 48 year history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year

	2000	2001	2002

Big 5 Sporting Goods stores
Beginning of period	234	249	260
New stores (1)	15	15	15
Stores relocated	—	(4)	—
Stores closed	—	—	—

End of period	249	260	275

(1)	Stores that are relocated during any period are classified as new stores.

Basis of Reporting

     Net Sales

     Net sales consist of sales from all stores operated during the period presented, net of merchandise returns. Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period. New store sales for a period reflect net sales from stores opened in that period as well as net sales from stores opened during the prior fiscal year. Stores that are relocated during any period are treated as new stores.

     Gross Profit

     Gross profit is comprised of net sales less all costs of sales, including the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel and store and corporate office occupancy costs. Store and corporate office occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance.

Selling and Administrative

     Selling and administrative includes store management and corporate expenses, including non-buying personnel payroll, employment taxes, employee benefits, management information systems, advertising, insurance other than property insurance, legal, store pre-opening expenses and other corporate level expenses. Store pre-opening expenses include store-level payroll, grand opening event marketing, travel, supplies and other store opening expenses.

     Depreciation and Amortization

     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us, amortization of leasehold interest and goodwill (for periods prior to fiscal 2002) and non-cash rent expense.

Discussion of Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition.

     Valuation of Inventory

     We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (FIFO) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be inaccurate at this time.

     Valuation of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are impaired or that would require an impairment consideration at this time.

Results of Operations

     The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

		Fiscal Year

	2000	2001	2002

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Costs of sales	66.0	65.5	64.4

Gross profit	34.0	34.5	35.6
Selling and administrative	25.3	25.7	26.2
Litigation settlement	—	0.4	—
Depreciation and amortization	1.6	1.6	1.5

Operating income	7.1	6.8	7.9
Interest expense, net	3.9	3.2	2.4

Income before income tax expense	3.2	3.6	5.5
Income tax expense	1.3	1.5	2.3
Extraordinary gain (loss)	—	0.3	(0.4)

Net income	1.9	2.4	2.9

Fiscal 2002 Compared to Fiscal 2001

     Net Sales. Net sales increased by $45.0 million, or 7.2%, to $667.5 million in fiscal 2002 from $622.5 million in fiscal 2001. This growth reflected an increase of $24.0 million in same store sales and an increase of $23.8 million in new store sales, which reflected the opening of 15 new stores during each of fiscal 2002 and fiscal 2001. The remaining variance was attributable to net sales from relocated stores. Same store sales increased 4.0% for fiscal 2002 versus fiscal 2001. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of fiscal 2002 was 275 versus 260 at the end of fiscal 2001 as we opened 15 new stores. We achieved positive same store sales of 0.4% during the fourth quarter of fiscal 2002, representing the twenty-eighth consecutive quarter of positive quarterly same store sales results.

     Gross Profit. Gross profit increased by $22.8 million, or 10.6%, to $237.6 million in fiscal 2002 from $214.8 million in fiscal 2001. Gross profit margin was 35.6% in fiscal 2002 compared to 34.5% in fiscal 2001. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons throughout our footwear and apparel categories. Improved margins in our skate category after the sale of excess scooter inventory in fiscal 2001 was the primary factor resulting in improved margins in our hard goods categories.

     Selling and Administrative. Selling and administrative expenses increased by $14.9 million, or 9.3%, to $174.9 million in fiscal 2002 from $160.0 million in fiscal 2001. The increase was primarily due to an $8.9 million increase in store-related expenses associated with supporting increased sales, new store openings and increased employee health benefit costs and increased expenses due to electric utility rate increases in our California markets. Other factors impacting the increase included an increase of $1.2 million in advertising costs that resulted primarily from advertising expenditures for the 15 new stores opened in 2002 and the 15 new stores opened in 2001 and higher insurance related costs of $0.9 million primarily related to increased directors and officers insurance premiums after our initial public offering. The remaining increase in selling and administrative expenses resulted primarily from expenses incurred in connection with our initial public offering. These expenses include termination costs associated with our management services agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $0.9 million in 2002, as well as bonuses relating to our initial public offering paid to our executive officers and directors in 2002. The bonuses for that period totaled $2.0 million and were funded through a reduction of the redemption price that would otherwise have been applicable to redemption of our outstanding preferred stock. When measured as a percentage of net sales and adjusting on a pro forma basis to exclude expenses related to our initial public offering of common stock, selling and administrative expenses were 25.7% for both 2002 and 2001. GAAP selling and administrative expenses when measured as a percentage of net sales were 26.2% for fiscal 2002 versus 25.7% for fiscal 2001 reflecting the impact as a percentage of sales of the expenses incurred in connection with our initial public offering described above. (See note 3 to “Selected Consolidated Financial and Other Data”)

     Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million in fiscal 2002 compared to fiscal 2001 as a result of the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001, which reduced amortization expense by $0.1 million in 2002.

     Interest Expense, net. Interest expense, net decreased by $3.8 million, or 19.4%, to $15.8 million in fiscal 2002 from $19.6 million in fiscal 2001. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in fiscal 2002 versus fiscal 2001. In fiscal 2002, we used some of the proceeds from our initial public offering to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Interest expense, net included expense related to those senior discount notes of $2.1 million in fiscal 2002 versus $4.1 million fiscal 2001.

     Income Taxes. Provision for income taxes was $15.2 million for fiscal 2002 and $9.2 million for fiscal 2001. Our effective income tax rate was 41.1% for fiscal 2002 and 40.8% for fiscal 2001. Our effective rate includes primarily Federal income taxes of 34% and state income taxes, net of Federal income tax benefit of 7%. The effective rate is subject to ongoing evaluation by management.

     Extraordinary Gain/Loss from Early Extinguishment of Debt. We incurred an extraordinary loss of $2.7 million, net of taxes, for 2002, due primarily to the redemption of $25.4 million face value of our senior discount notes. We incurred an extraordinary gain of $1.6 million, net of taxes, for 2001, in connection with the repurchase of $12.5 million face value of our senior discount notes. See discussion of “Impact of New Accounting Pronouncements” below.

Fiscal 2001 Compared to Fiscal 2000

     Net Sales. Net sales increased by $51.0 million, or 8.9%, to $622.5 million in fiscal 2001 from $571.5 million in fiscal 2000. This growth reflected an increase of $27.1 million in same store sales and an increase of $29.0 million in new store sales, which reflected the opening of 15 new stores during each of fiscal 2001 and fiscal 2000. The remaining variance was attributable to net sales from closed stores. Same store sales increased 4.9% for fiscal 2001 versus fiscal 2000. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories other than the skate category, which includes scooters. Sales during the last half of fiscal 2000 benefited significantly from the sale of scooters. We did not realize comparable scooter sales in fiscal 2001 and do not expect to do so in the future. Excluding scooter sales, net sales increased 10.2% and same store sales increased 6.2% for fiscal 2001. Store count at the end of fiscal 2001 was 260 versus 249 at the end of fiscal 2000 as we opened 15 new stores, of which four were replacement stores. We achieved positive same store sales of 3.9% during the fourth quarter of fiscal 2001, representing the twenty-fourth consecutive quarter of positive quarterly same store sales results. Excluding scooter sales, same store sales increased 7.3% for the fourth quarter in fiscal 2001.

     Gross Profit. Gross profit increased by $20.4 million, or 10.5%, to $214.8 million in fiscal 2001 from $194.4 million in fiscal 2000. Gross profit margin was 34.5% in fiscal 2001 compared to 34.0% in fiscal 2000. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories as well as increased same store sales, which caused store occupancy costs as a percentage of sales to decrease.

     Selling and Administrative. Selling and administrative expenses increased by $15.3 million, or 10.6%, to $160.0 million in fiscal 2001 from $144.7 million in fiscal 2000. The increase was primarily due to a $10.1 million increase in store personnel and other store related expenses associated with supporting increased sales, new store openings, and increase in the minimum wage, regional hiring pressures during much of the year and increased expenses related to electric utility rate increases primarily in our California markets. Other factors impacting the increase included an increase of $2.5 million in advertising costs that resulted primarily from increased advertising during parts of 2001 and new store openings, and a $0.9 million expense related to added store labor hours allocated to implement our new point-of-sale systems. When measured as a percentage of net sales, selling and administrative expenses were 25.7% in 2001 compared to 25.3% in 2000.

     Litigation Settlement. On December 14, 2001, we reached a preliminary settlement of a class action lawsuit that alleged that we improperly classified our California store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. We accrued $2.5 million to cover estimated payments to class members as well as legal and other fees associated with the preliminary settlement of this complaint.

     Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million, or 7.4%, to $10.0 million in fiscal 2001 from $9.3 million in fiscal 2000. The increase was primarily due to added depreciation and amortization related to expenditures for the growth in our store base in fiscal 2001, as well as depreciation and amortization related to expenditures for our new point-of-sale register systems.

     Interest Expense, net. Interest expense, net decreased by $2.4 million, or 10.9%, to $19.6 million in fiscal 2001 from $22.0 million in fiscal 2000. This decrease reflected the December 2001 repurchase of $12.5 million face value of our senior discount notes using lower cost borrowings from our credit facility, lower average daily debt balances in fiscal 2001 and lower average interest rates related to our credit facility in 2001 versus 2000.

     Income Taxes. Provision for income taxes was $9.2 million for fiscal 2001 and $7.3 million for fiscal 2000. Our effective income tax rate was 40.8% for 2001 as compared to 39.8% for 2000. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

     Extraordinary Gain from Early Extinguishment of Debt. We incurred an extraordinary gain of $1.6 million, net of taxes, for 2001, in connection with the repurchase of $12.5 million face value of our senior discount notes. We incurred an extraordinary gain of $0.1 million, net of taxes, for 2000, in connection with the repurchase of $7.8 million face value of our senior notes.

Liquidity and Capital Resources

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for 2002 and 2001 was $32.1 million and $31.5 million, respectively. The change between periods primarily reflected higher operating income before extraordinary gain (loss) in 2002.

     Capital expenditures for 2002 and 2001 were $10.2 million and $10.5 million, respectively. We expect capital expenditures for fiscal 2003 will range from $11.0 to $12.0 million, primarily to fund the opening of approximately 16 to 20 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash used in financing activities in 2002 was $20.3 million versus net cash used by financing activities of $16.9 million in 2001. As of December 29, 2002, we had borrowings of $22.3 million and letter of credit commitments of $4.3 million outstanding under our credit facility and $102.9 million of our senior notes outstanding. These balances compare to borrowings of $25.0 million and letter of credit commitments of $3.4 million outstanding under our credit facility and $103.8 million of our senior notes outstanding as of December 30, 2001. In February 2002, we repurchased $2.8 million face value of our senior discount notes. In June and July of 2002 we used $19.0 million in net borrowings from our credit facility, combined with $84.0 million in net proceeds from our initial public offering and subsequent exercise of the underwriters’ over-allotment option, to redeem in full our senior discount notes for $27.5 million, redeem in full our redeemable preferred stock for $67.9 million, repurchase common stock from our non-executive employees for $6.9 million and pay special bonuses to executive officers and directors for $1.9 million. During 2002, we repurchased $1.0 million face value of our senior notes. During 2001, we repurchased $12.5 million face value of our senior discount notes.

We had cash of $9.4 million and $7.9 million at December 29, 2002 and December 30, 2001, respectively. Subsequent to fiscal 2002, in the first quarter of 2003, we redeemed $20.0 million face value of our senior notes.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “Risk Factors.”

     Our principal future obligations and commitments as of December 29, 2002, excluding periodic interest payments, include the following:

	Payments Due by Period

			2-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(in thousands)
Long-term debt	$102,852	—	—	—	$102,852
Operating lease commitments	267,257	36,855	69,844	54,710	105,848
Revolving credit facility	22,280	—	22,280	—	—
Letters of credit	4,278	4,278	—	—	—

Total	$396,667	$41,133	$92,124	$54,710	$208,700

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

     We had a five-year, non-amortizing $125 million revolving credit facility, which was amended and restated to a three-year non-amortizing $140 million revolving credit facility subsequent to year-end. The amended and restated credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the amended and restated credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the amended and restated credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The amended and restated credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the Chase Manhattan prime lending rate and a ceiling of LIBOR plus 2.50% or the Chase Manhattan prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of ours. At December 29, 2002, loans under the amended and restated credit facility bear interest at a rate of LIBOR (1.30% at December 29, 2002) plus 1.50% or the Chase Manhattan prime lending rate (4.25% at December 29, 2002). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On December 29, 2002, we had $22.3 million in LIBOR and prime lending rate borrowings and letters of credit of $4.3 million outstanding. Our maximum eligible borrowing available under the amended and restated credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the amended and restated credit facility amounted to $91.6 million at December 29, 2002 and $58.3 million at March 20, 2003.

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

Seasonality

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2002, we generated 26.5% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Impact of Inflation

     We do not believe that inflation has a material impact on our earnings from operations.

Impact of New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not determined what impact, if any, this standard will have on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), unless the debt extinguishment meets certain criteria set forth in APB No. 30. These criteria, which include that the debt extinguishment be unusual in nature and occur infrequently, are expected to be satisfied infrequently. SFAS No. 145 rescinds SFAS Nos. 4, 44 and 64, amends SFAS Statement No. 13 and makes certain technical corrections to other standards. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, although the voluntary early adoption is encouraged related to the provisions effecting SFAS No. 4, Reporting Gains and Losses From Extinguishment of Debt, which previously required gains and losses arising from debt extinguishments to be classified as an extraordinary item in the statement of operations. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB No. 30. The adoption of SFAS No. 145 is not expected to have a material impact on our financial condition or results of operations, although it will result in a reclassification of our extraordinary items.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 will rescind EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (Issue No. 94-3). The principal difference between SFAS No.146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No.146 requires that a liability be recognized for these costs only when the liability is incurred. In contrast, under Issue No. 94-3, a liability for an exit cost is recognized when the company commits to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, SFAS No. 146 affirms the FASB’s view that fair value is the most relevant and faithful representation of the economics of a transaction. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, although voluntary early application of SFAS No. 146 is being encouraged. Issue No. 94-3 continues to apply to exit activities initiated under an exit plan that met the criteria of Issue No. 94-3 before the entity began applying SFAS No. 146. The adoption of SFAS No. 146 is not expected to have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to be ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of FIN No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, because we are not currently a guarantor, the adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for enterprises that elect to adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation. SFAS No. 148 permits two additional transition methods for entities that adopt the SFAS No. 123 fair value methods, both of which avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS No. 123. The SFAS No. 123 prospective method of transition for changes to the fair value method will no longer be permitted for fiscal periods beginning after December 15, 2003. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, although earlier application is being encouraged. We have adopted SFAS No. 148, which did not have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003 and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. We do not expect that the adoption of this interpretation will have any impact on our financial position or results of operations.

     EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or unless it is a reimbursement of costs incurred to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 becomes effective for us in the first quarter of 2003. We are currently analyzing the effect that adoption of EITF No. 02-16 will have on our financial statements.

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

     We have a substantial amount of debt. As of February 23, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $133.5 million. Our highly leveraged financial position means:

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

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, the increasing cost of electricity and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, such as those that occurred in the winter of 2002-2003, inclement weather or other localized conditions such as flooding, earthquakes or electricity blackouts could harm our operations. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel, as needed in the future, our net sales growth and operating results may suffer.

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 5.5% of our total purchases during the twelve months ended December 29, 2002, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 35.2% of our total purchases during the twelve months ended December 29, 2002. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two-year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 18 to 24 months. Any disruption to, or delay in, this process could harm our future operations.

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

     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2002, we generated 26.5% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

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

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority and Gart Sports Company, recently announced that they have entered into a merger agreement and that the merger is expected to close in the third calendar quarter of 2003. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     The terrorist attacks of September 11, 2001 have had a negative impact on various regions of the United States and on a wide range of industries. The terrorist attacks, the United States’ war on terrorism and war in Iraq and/or North Korea, may have an unpredictable effect on general economic conditions and may harm our future results of operations. In the future, fears of recession, war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

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

     We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. All of the outstanding shares of common stock belonging to executive officers, directors and other stockholders are currently “restricted securities” under the Securities Act. 13,613,513 shares are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock.

     Green Equity Investors, L.P. owns 6,171,073 shares of our common stock and has the right, on two occasions, to require us to register these shares of common stock at any time pursuant to a registration rights agreement entered into in 1992. In addition, holders of 11,731,025 shares of our common stock, which includes the shares held by Green Equity Investors, L.P., have piggyback registration rights. If Green Equity Investors, L.P. exercises its right to require us to register its shares for resale, the market price of our common stock could decline.

Our executive officers, directors and a substantial stockholder may be able to exert significant control over our future direction.

     Our executive officers and directors, their affiliates and affiliates of Leonard Green & Partners, L.P., together control approximately 48% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control, as a practical matter, all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. In addition, we are a party to a stockholders agreement with Green Equity Investors, L.P. and Mr. Steven G. Miller and Mr. Robert W. Miller that entitles Green Equity Investors, L.P. to nominate one director to our board of directors for as long as it holds at least 5% of our outstanding shares. The agreement also provides that Mr. Steven G. Miller and Mr. Robert W. Miller will vote their shares in favor of Green Equity Investors, L.P.’s nominee and that Green Equity Investors, L.P. will vote its shares to elect Mr. Steven G. Miller and Mr. Robert W. Miller to our board of directors. We are also a party to employment agreements with Mr. Steven G. Miller and Mr. Robert W. Miller that require us to use our best efforts to ensure that each of them continues to be a member of our board of directors. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2003 as compared to the rate at December 29, 2002, our interest expense for 2003 would increase $0.23 million based on the outstanding balance of our revolving credit facility at December 29, 2002. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2002.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2002.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information (1)

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	61,000	$12.91	3,584,000 (3)
Equity compensation plans not approved by security holders (none)	—	—	—
Total	61,000	$12.91	3,584,000 (3)

(1)	Information is provided as of December 29, 2002.

(2)	The Company has two equity compensation plans: the 1997 Management Equity Plan and the 2002 Stock Incentive Plan.

(3)	Does not include 611,298 shares available for issuance under the 1997 Management Equity Plan because the Company does not intend to make any more grants under such plan.

     The remaining information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2002.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2002.

ITEM 14: CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Documents filed as part of this report:

(1)	Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2)	Financial Statement Schedule.

See Index to Consolidated Financial Statements Index on page F-1 hereof.

(3)	Exhibits and Reports on Form 8-K.

(a)	Exhibits
	3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (7)

	3.2	Amended and Restated Bylaws. (7)

	4.1	Specimen of Common Stock Certificate. (5)

	4.2	Indenture dated as of November 13, 1997 between Big 5 Corp. and First Trust National Association, as trustee. (1)

	4.3	Form of Big 5 Corp. 10.875% Series B Senior Notes due 2007 (included in Exhibit 4.2). (1)

	4.4	Indenture dated as of November 13, 1997 between Big 5 Sporting Goods Corporation and First Trust National Association, as trustee. (2)

	4.5	Form of Big 5 Sporting Goods Corporation 13.45% Senior Discount Notes due 2008. (2)

	10.1	Form of Amended and Restated Stockholders Agreement among Big 5 Sporting Goods Corporation, Green Equity Investors, L.P., Steven G. Miller and Robert W. Miller. (4)

	10.2	Management Services Agreement dated as of November 13, 1997 by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P. (1)

	10.3	1997 Management Equity Plan. (2)

	10.4	2002 Stock Incentive Plan. (4)

	10.5	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (4)

	10.6	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation (4)

	10.7	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (7)

	10.8	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994. (7)

	10.9	Financing Agreement dated March 8, 1996 between The CIT Group/ Business Credit, Inc. and Big 5 Corp. (7)

	10.10	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/ Business Credit, Inc. (7)

(a)	Exhibits
	10.11	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/ Business Credit, Inc. (7)

	10.12	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated November 13, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (1)

	10.13	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated December 16, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (2)

	10.14	Fifth Amendment to Financing Agreement, dated March 21, 2000, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (2)

	10.15	Sixth Amendment to Financing Agreement, dated February 27, 2002, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc. (3)

	10.16	Seventh Amendment to Financing Agreement, dated April 30, 2002, by and among Big 5 Corp. and The CIT Group/Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (5)

	10.17	Form of Indemnification Agreement. (7)

	10.18	Form of Termination Agreement by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P. (4)

	10.19	Stock Subscription Agreement dated as of September 25, 1992, between Big 5 Sporting Goods Corporation and Green Equity Investors, L.P. (4)

	10.20	Letter agreement from The CIT Group/Business Credit, Inc. to Big 5 Corp. dated April 17, 1996, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (4)

	10.21	Letter agreement from The CIT Group/Business Credit, Inc. to Big 5 Corp. dated August 11, 1997, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (4)

	10.22	Letter agreement from The CIT Group/Business Credit, Inc. to Big 5 Corp. dated June 13, 2002, under the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/Business Credit, Inc. (5)

	10.23	Form of Indemnification Letter Agreement. (5)

	10.24	Form of Subscription Agreement between Big 5 Sporting Goods Corporation and Green Equity Investors, L.P. (6)

	10.25	Form of Subscription Agreement between Big 5 Sporting Goods Corporation and Grand Avenue Associates, L.P. (6)

	10.26	Amended and Restated Financing Agreement dated March 20, 2003 between The CIT Group/Business Credit, Inc., the Lenders and Big 5 Corp. (7)

	10.27	Modification and Reaffirmation of Guaranty dated March 20, 2003 by Big 5 Sporting Goods Corporation in favor of The CIT Group/Business Credit, Inc. (7)

	21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (2)

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(a)	Exhibits

	(1)	Incorporated by reference to Big 5 Corp.’s Registration Statement on Form S-4 (File No. 333-43129) filed with the Securities and Exchange Commission on December 23, 1997.

	(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

	(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on March 18, 2002.

	(4)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

	(5)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

	(6)	Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 25, 2002.

	(7)	Filed herewith.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION a Delaware Corporation

Date :	March 31, 2003	By:	/S/Steven G. Miller

Steven G. Miller Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 31, 2003

/S/Charles P. Kirk Charles P. Kirk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/S/Robert W. Miller Robert W. Miller	Chairman Emeritus of the Board of Directors and Director of the Company	March 31, 2003

/S/Sandra N. Bane Sandra N. Bane	Director of the Company	March 31, 2003

/S/ G. Michael Brown G. Michael Brown	Director of the Company	March 31, 2003

Director of the Company

John G. Danhakl

/S/Michael D. Miller	Director of the Company	March 31, 2003

Michael D. Miller

CERTIFICATIONS

I, Steven G. Miller, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Big 5 Sporting Goods Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Steven G. Miller

Steven G. Miller President and Chief Executive Officer

I, Charles P. Kirk, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Big 5 Sporting Goods Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Charles P. Kirk

Charles P. Kirk Senior Vice President and Chief Financial Officer

BIG 5 SPORTING GOODS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1
Management’s Responsibility for Financial Statements	F-2
Independent Auditors’ Report	F-3
Consolidated Balance Sheets at December 30, 2001 (restated) and December 29, 2002	F-4
Consolidated Statements of Operations for the fiscal years ended December 31, 2000 (restated), December 30, 2001 (restated) and December 29, 2002	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended December 31, 2000 (restated), December 30, 2001 (restated) and December 29, 2002	F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002	F-7
Notes to Consolidated Financial Statements	F-8

Schedule

Consolidated Financial Statement Schedule:

Valuation and Qualifying Accounts as of December 31, 2000, December 30, 2001 and December 29, 2002	II-1

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     We are responsible for the preparation of our consolidated financial statements and related information appearing in this Annual Report. We believe that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present our financial position and results of operations in conformity with generally accepted accounting principles. We also have included in our financial statements amounts that are based on estimates and judgments which we believe are reasonable under the circumstances.

     The independent auditors audit our consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported operating results and financial position.

     Our board of directors has a standing audit committee, which is chaired by Sandra N. Bane and currently consists of Ms. Bane and Messrs. Brown and Danhakl. Ms. Bane and Mr. Brown are “independent” as that term is defined in Marketplace Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards. However, Mr. Danhakl may not be considered to be “independent,” as a result of the fact that he may be deemed to be an affiliate of Green Equity Investors, L.P., the Company’s principal stockholder. Notwithstanding Mr. Danhakl’s lack of independence, the board of directors has determined that Mr. Danhakl’s presence on the audit committee is beneficial to the Company because of his extensive experience with respect to sophisticated financial matters. In addition, Mr. Danhakl has developed a thorough understanding of the Company’s financial accounting as a result of his several years of service as a director of the Company. The audit committee meets periodically with financial management and the independent auditors to review accounting, internal control, auditing and financial reporting matters.

/s/ Steven G. Miller	/s/ Charles P. Kirk

Steven G. Miller Chairman of the Board, President & Chief Executive Officer	Charles P. Kirk Chief Financial Officer

El Segundo, California March 31, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:

We have audited the consolidated financial statements of Big 5 Sporting Goods Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiary as of December 30, 2001 and December 29, 2002 and the results of their operations and their cash flows for each of the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 17 to the consolidated financial statements, effective December 31, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in note 19 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 30, 2001 and its consolidated statements of operations and stockholders’ equity (deficit) for each of the years ended December 31, 2000 and December 30, 2001.

KPMG LLP

Los Angeles, California
February 11, 2003

BIG 5 SPORTING GOODS CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	December 30,	December 29,
	2001	2002

	As restated
	(note 19)
Assets
Current assets:
Cash	$7,865	9,441
Trade and other receivables, net of allowances for doubtful accounts of $671 and $729, respectively	8,229	9,057
Merchandise inventories	163,680	169,529
Prepaid expenses	1,469	2,385

Total current assets	181,243	190,412

Property and equipment:
Land	186	186
Buildings and improvements	31,903	36,861
Furniture and equipment	51,007	55,930
Less accumulated depreciation and amortization	(40,446)	(47,873)

Net property and equipment	42,650	45,104
Deferred income taxes, net	13,708	9,658
Leasehold interest, net of accumulated amortization of $21,264 and $23,053, respectively	7,600	5,811
Other assets, at cost, less accumulated amortization of $4,871 and $4,974, respectively	4,249	2,557
Goodwill	4,433	4,433

Total assets	$253,883	257,975

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$62,307	67,937
Accrued expenses	52,643	49,708

Total current liabilities	114,950	117,645
Deferred rent	11,096	11,525
Long-term debt	153,351	125,131

Total liabilities	279,397	254,301

Commitments and contingencies
Redeemable Series A 13.45% Senior Exchangeable Preferred Stock, $0.01 par value. Authorized 350,000 shares; issued and outstanding 0 shares at December 29, 2002 and 350,000 shares at December 30, 2001	58,911	—
Stockholders’ equity (deficit):
Preferred stock $0.01 par value. Authorized 2,650,000 shares; no shares issued and outstanding at December 30, 2001 and December 29, 2002	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 15,602,220 shares at December 30, 2001 and 22,178,018 shares at December 29, 2002	156	222
Additional paid-in capital	7,058	84,008
Accumulated deficit	(91,639)	(80,556)

Net stockholders’ equity (deficit)	(84,425)	3,674

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$253,883	257,975

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year ended	Year ended	Year ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Net sales	$571,476	622,481	667,469
Cost of goods sold, buying and occupancy	377,040	407,679	429,858

Gross profit	194,436	214,802	237,611

Operating expenses:
Selling and administrative	144,703	160,044	174,868
Litigation settlement (note 11)	—	2,515	—
Depreciation and amortization	9,340	10,031	9,966

Total operating expenses	154,043	172,590	184,834

Operating income	40,393	42,212	52,777
Interest expense	22,008	19,629	15,825
Income before income taxes and extraordinary gain (loss)	18,385	22,583	36,952
Income taxes	7,324	9,218	15,175

Income before extraordinary gain (loss)	11,061	13,365	21,777
Extraordinary gain (loss) from early extinguishment of debt, net of income taxes	87	1,600	(2,695)

Net income	11,148	14,965	19,082
Redeemable preferred stock dividends and redemption premium	6,400	7,284	7,999

Net income available to common stockholders	$4,748	7,681	11,083

Earnings per share:
Basic, as restated (note 19)	$0.35	0.54	0.60

Diluted	$0.30	0.48	0.57

Weighted average shares of common stock outstanding:
Basic, as restated (note 19)	13,525	14,247	18,358

Diluted	16,094	16,090	19,476

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2000, December 30, 2001 and December 29, 2002
(dollars in thousands)

					Net
			Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Common Stock		Capital	Deficit	(Deficit)

	Shares	Amount

Balance at January 2, 2000, as restated (note 19)	15,607,890	$156	$7,061	($104,068)	($96,851)
Redeemable preferred stock dividend	—	—	—	(6,400)	(6,400)
Repurchase of common stock	(3,240)	—	(2)	—	(2)
Net income	—	—	—	11,148	11,148

Balance at December 31, 2000, as restated (note 19)	15,604,650	156	7,059	(99,320)	(92,105)
Redeemable preferred stock dividend	—	—	—	(7,284)	(7,284)
Repurchase of common stock	(2,430)	—	(1)	—	(1)
Net income	—	—	—	14,965	14,965

Balance at December 30, 2001, as restated (note 19)	15,602,220	156	7,058	(91,639)	(84,425)
Redeemable preferred stock dividend and redemption premiums	—	—	—	(7,999)	(7,999)
Issuance of common stock	7,112,421	71	86,243	—	86,314
Repurchase of common stock	(536,623)	(5)	(6,951)	—	(6,956)
Stock issuance costs	—	—	(2,342)	—	(2,342)
Net income	—	—	—	19,082	19,082

Balance at December 29, 2002	22,178,018	$222	$84,008	($80,556)	$3,674

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Cash flows from operating activities:
Net income	$11,148	14,965	19,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,340	10,031	9,966
Amortization of deferred finance charges and discounts	4,684	3,932	2,291
Deferred tax provision (benefit)	(5,492)	806	4,050
Loss on disposal of equipment and leasehold interest	278	43	6
Extraordinary (gain) loss from early extinguishment of debt	(148)	(2,662)	4,557
Changes in assets and liabilities:
Merchandise inventories	(13,698)	5,301	(5,849)
Trade and other accounts receivable, net	(498)	(800)	(828)
Prepaid expenses and other assets	182	(959)	(566)
Accounts payable	6,538	(4,204)	1,330
Accrued expenses	7,523	5,068	(1,924)

Net cash provided by operating activities	19,857	31,521	32,115

Cash flows from investing activities - purchases of property and equipment	(11,602)	(10,510)	(10,207)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities, and other	(2,252)	(10,210)	1,579
Issuance of common stock	—	—	86,314
Stock issuance costs	—	—	(2,342)
Repayment of Notes	(7,339)	(6,688)	(31,006)
Redemption of preferred stock	—	—	(67,921)
Repurchase of common stock	(2)	(1)	(6,956)

Net cash used in financing activities	(9,593)	(16,899)	(20,332)

Net increase (decrease) in cash	(1,338)	4,112	1,576
Cash at beginning of year	5,091	3,753	7,865

Cash at end of year	$3,753	7,865	9,441

Supplemental disclosures of non-cash financing activities:
Accreted dividends on preferred stock	$6,400	7,284	3,529

Supplemental disclosures of cash flow information:
Interest paid	$17,013	14,690	13,066
Income taxes paid	8,143	13,820	11,850

     See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Notes to Consolidated Financial Statements
December 30, 2001 and December 29, 2002
(dollars in thousands)

(1)	Basis of Presentation and Description of Business

The accompanying consolidated financial statements as of December 30, 2001 and December 29, 2002 and for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 represent the financial position and results of operations of Big 5 Sporting Goods Corporation and its wholly owned subsidiary, Big 5 Corp. (“Big 5 Corp.”). The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 275 stores at December 29, 2002 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

(2)	Initial Public Offering

In the second quarter of 2002, the Company completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In the third quarter of 2002, the Company’s underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under its credit facility, the Company redeemed all of its outstanding senior discount notes for $27.5 million and preferred stock for $67.9 million, paid bonuses to executive officers and directors of $1.9 million which were funded by a reduction in the redemption price of the Company's preferred stock and repurchased 0.5 million shares of the Company's common stock from non-executive employees for $6.9 million. All uses of proceeds, other than the payment of a portion of the bonuses related to the initial public offering and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

(3)	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include Big 5 Sporting Goods Corporation and Big 5 Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company reports on the 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the years ended December 31, 2000, December 30, 2001 and December 30, 2001 represents 52-week fiscal years.

Revenue Recognition

The Company’s revenue is received from retail sales of merchandise through the Company’s stores. Revenue is recognized when merchandise is received by the customer and is shown net of estimated returns.

Trade and Other Receivables

Trade accounts receivable consist primarily of third party credit card receivables. Other receivables consist principally of net amounts due from vendors for certain co-op advertising. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Merchandise Inventories

The Company values merchandise inventories using the lower of weighted average cost (which approximates the first-in, first-out cost) or market method. Average cost includes the direct purchase price of merchandise inventory and overhead costs associated with the Company’s distribution center.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives or lease terms, using the straight-line method.

The estimated useful lives are 40 years for buildings, 7 to 10 years for fixtures and equipment and the shorter of the lease term or 10 years for leasehold improvements. Maintenance and repairs are charged to expense as incurred.

Leasehold Interest

Upon acquisition of the Company in 1992, an asset was recognized for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized on a straight-line basis over 13.5 years. The unamortized balance attributable to leases terminated subsequent to the acquisition has been reflected as a component of the gain or loss upon disposition of the underlying properties.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was historically amortized on a straight-line basis over periods ranging from 15 to 30 years. In the current year the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing goodwill for impairment. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. The Company has determined that it has one reporting unit under SFAS No. 142. The Company was then required to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit within six months of December 31, 2001 to determine if further impairment analysis was required. The results of this analysis did not require the Company to recognize an impairment loss upon adoption or upon the annual impairment test. Prior to adoption of SFAS No. 142, the amount of goodwill and other intangible asset impairment, if any, was measured based upon projected discounted future operating cashflows using a discount rate reflecting the Company’s average cost of funds.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Other Assets

Other assets consist principally of deferred financing costs and are amortized straight-line over the terms of the respective debt, which approximates the effective interest method.

Self-Insurance Reserves

The Company maintains self-insurance programs for workers’ compensation and general liability risks. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves amount to $4,987 and $5,863 at December 30, 2001 and December 29, 2002, respectively, and are included in accrued liabilities.

Preopening Expenses

New store preopening expenses are charged against operations as incurred.

Advertising Expenses

The Company expenses advertising costs the first time the advertising takes place. Advertising expenses amounted to $33,498 for the year ended December 31, 2000, $35,981 for the year ended December 30, 2001, and $37,084 for the year ended December 29, 2002. Advertising expense is included in selling and administrative expenses in the accompanying statements of operations. There are no amounts related to advertising reported as assets in the balance sheets presented. The Company received cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising eligible for the credit. The Company recognized cooperative advertising allowances of $5,007, $5,437, and $5,953 for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

Rent Expense

The Company leases the majority of store locations under operating leases that provide for annual payments that increase over the life of the leases. The aggregate of the minimum annual payments are expensed on a straight-line basis over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established if deemed necessary.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Stock Compensation

The Company measures compensation costs under Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the pro forma disclosure requirements of SFAS No. 123, except for options and warrants granted to non-employees, which are recorded in the financial statements under the fair value method.

Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and restricted stock using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	December 31,	December 30,	December 29,
	2000	2001	2002

Net income, as reported	$11,148	$14,965	$19,082
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	323	323	310

Pro forma net income	$10,825	$14,642	$18,772

Earnings per share:
Basic – as reported	0.35	0.54	$0.60
Basic – pro forma	0.33	0.52	$0.59
Diluted – as reported	0.30	0.48	$0.57
Diluted – pro forma	0.27	0.46	$0.55
Risk free interest rate	3.6%	3.6%	3.6%
Expected lives	4 years	4 years	4 years
Expected volatility	60%	60%	60%
Expected dividends	—	—	—

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholder by the weighted average common shares outstanding during the period excluding unvested restricted shares issued under the 1997 Management Equity Plan (1997 Plan) (note 15). Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of an outstanding warrant, outstanding stock options and the dilutive effect of unvested restricted shares issued under the 1997 Plan. (see note 16) The warrant was exercised in the first quarter of 2003.

(4)	Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 29,
	2001	2002

Revolving credit facility	$25,000	22,280
10.875% Senior Notes, net of unamortized discount, $103.2 million face amount at December 29, 2002 due in 2007	103,806	102,851
13.45% Senior Discount Notes, net of unamortized discount, repaid in 2002	24,545	—

Total long-term debt	$153,351	125,131

In 1997, the Company issued $131,000 face amount, 10.875% Senior Notes due 2007 (Senior Notes), less discount of $591 based on an imputed interest rate of 10.95%. The Senior Notes require semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the Senior Notes prior to their maturity in 2007. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued and unpaid interest to such redemption date. The Senior Notes are unsecured obligations that rank senior in right of payment to all existing and future indebtedness that is subordinated to the Senior Notes and rank pari passu in right of payment with all current and future unsubordinated indebtedness, subject to restrictions due to the securitization of certain assets. During the year ended December 31, 2000 the Company repurchased $7,750 face value of Senior Notes for a repurchase price of $7,339 and an additional $1,000 face value of Senior Notes during the year ended December 29, 2002 for a repurchase price of $995. Subsequent to fiscal 2002, in the first quarter of 2003 the Company redeemed an additional $20,000 face value of Senior Notes for a redemption price of $21,095.

If redeemed during the 12-month period beginning November 15 the redemption prices of the Senior Notes before accrued and unpaid interest are as follows:

Year	Percentage

2002	105.475%
2003	103.650
2004	101.825
2005 and thereafter	100.000

In 1997, the Company issued $48,200 face amount 13.45% Senior Discount Notes due 2008 (Senior Discount Notes), less a discount of $24,000 based on an imputed interest rate of 13.85%. The Senior

Discount Notes were issued with a warrant (see note 15) for aggregate consideration of $24,500. The Senior Discount Notes are unsecured and cash interest did not accrue on the Senior Discount Notes prior to November 30, 2002. The Company had no mandatory payments of principal on the Senior Discount Notes prior to their maturity in 2008. The Senior Discount Notes could be redeemed in their entirety only, at the option of the Company, upon the Company’s receipt of proceeds from an initial public offering of its common stock at any time prior to November 30, 2002 at a redemption price equal to 113.45% of their accreted value plus accrued but unpaid interest. The Company repurchased in the open market, $12,500 face value of Senior Discount Notes during the year-ended December 30, 2001 for a repurchase price of $6,688. On February 1, 2002 the Company purchased an additional $2,825 face value of the Senior Discount Notes for a repurchase price of $2,536. The Company repurchased the remaining $25,400 face value Senior Discounts Notes upon completion of the initial public offering in July 2002 for $27,475.

The Company has a five-year, non-amortizing $125,000 revolving credit facility, which was amended and restated to a three-year non-amortizing $140,000 revolving credit facility subsequent to year-end (the CIT Credit Facility). The CIT Credit Facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. The Company may terminate the CIT Credit Facility by giving at least 30 days prior written notice, provided that if the Company terminates prior to March 20, 2006, it must pay an early termination fee. Unless it is terminated, the CIT Credit Facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The CIT Credit Facility bears interest at various rates based on the Company’s performance, with a floor of LIBOR plus 1.50% or the Chase Manhattan prime lending rate and a ceiling of LIBOR plus 2.50% or the Chase Manhattan prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of the Company. At December 29, 2002, loans under the CIT Credit Facility bear interest at a rate of LIBOR (1.30% at December 29, 2002) plus 1.50% or the Chase Manhattan prime lending rate (4.25% at December 29, 2002). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the CIT Credit Facility. On December 29, 2002, the Company had $22,280 in LIBOR and prime lending rate borrowings and letters of credit of $4,278 outstanding. The Company’s maximum eligible borrowing available under the CIT Credit Facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the CIT Credit Facility amounted to $91,610 at December 29, 2002.

The various debt agreements contain covenants restricting the ability of the Company to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with all such covenants at December 29, 2002.

(5)	Fair Values of Financial Instruments

The fair value of cash, trade and other receivables, trade accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The fair value of the Senior Notes at December 29, 2002 approximated $108,483 based upon recent market prices. The carrying amount of the CIT Credit Facility reflects the fair value based on current rates available to the Company for debt with the same remaining maturities.

(6)	Leases

The Company currently leases certain stores, distribution facilities, vehicles and equipment under noncancelable operating leases that expire through the year 2019. These leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs such as maintenance and insurance.

Certain leases contain escalation clauses and provide for contingent rentals based on percentages of sales. The Company recognizes rental expense on a straight-line basis over the terms of the underlying leases, without regard to when rentals are paid. The accrual of the current non-cash portion of this rental expense has been included in depreciation and amortization in the accompanying statements of operations and cash flows and deferred rent in the accompanying balance sheets.

Rental expense for operating leases consisted of the following:

	Year ended	Year ended	Year ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Cash rental payments	$29,667	31,602	33,693
Noncash rentals	375	258	195
Contingent rentals	1,592	1,710	1,730

Rental expense	$31,634	33,570	35,618

Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 29, 2002 are:

Year ending:
2003	$36,855
2004	36,566
2005	33,278
2006	28,697
2007	26,013
Thereafter	105,848

(7)	Accrued Expenses

Accrued expenses consist of the following:

	December 30,	December 29,
	2001	2002

Payroll and related expenses	$19,537	13,757
Advertising	5,179	5,047
Sales tax	7,285	7,810
Income tax	3,673	1,086
Litigation Settlement	2,515	—
Other	20,351	22,008

	$52,643	49,708

(8)	Income Taxes

Total income tax expense (benefit) consists of the following:

	December 31,	December 30,	December 29,
	2000	2001	2002

Income tax before extraordinary gain (loss)	$7,324	9,218	15,175
Tax effect of extraordinary gain (loss)	61	1,062	(1,862)

Total income tax expense	$7,385	10,280	13,313

	Current	Deferred	Total

2002:
Federal	$9,024	4,188	13,212
State	2,101	(138)	1,963

	$11,125	4,050	15,175

2001:
Federal	$6,835	711	7,546
State	1,577	95	1,672

	$8,412	806	9,218

2000:
Federal	$10,506	(4,882)	5,624
State	2,310	(610)	1,700

	$12,816	(5,492)	7,324

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes and extraordinary item, as follows:

	Year ended	Year ended	Year ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Tax expense at statutory rate	$6,434	7,904	12,933
State taxes, net of federal benefit	875	1,093	1,742
Other	15	221	500

	$7,324	9,218	15,175

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 30,	December 29,
	2001	2002

	As restated
	(note 19)
Deferred assets:
Self-insurance reserves	$1,987	2,341
Employee benefits	1,946	2,384
State taxes	627	611
Noncash rentals	4,459	4,638
Deferred interest	5,282	—
Tax credits	—	791
Other	599	410

Deferred tax assets	$14,900	11,175
Deferred liabilities – basis difference in fixed assets	$1,192	1,517

Net deferred tax assets	$13,708	9,658

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

(9)	Employee Benefit Plans

The Company has a 401(k) plan to cover all eligible employees. All employees’ contributions may be supplemented by Company contributions. The Company contributed $1,650 for the year ended December 31, 2000, $1,830 for the year ended December 30, 2001 and $2,000 for the year ended December 29, 2002 in employer matching and profit sharing contributions.

The Company has no other significant post-retirement or post-employment benefits.

(10)	Related Party Transactions

Prior to September 1992, Big 5 Corp. was a wholly owned subsidiary of Thrifty Corporation (Thrifty), which was in turn a wholly owned subsidiary of Pacific Enterprises (PE). In December 1996, Thrifty was acquired by Rite Aid Corp. (Rite Aid).

As a result of the Company’s prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid and PE. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company was a subsidiary in certain consolidated and/or unitary tax returns of PE, and subleases described as follows. An affiliate of a stockholder of the Company holds convertible preferred stock in Rite Aid, which, if converted, would represent approximately 11% of Rite Aid’s outstanding stock.

The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $203 for the year ended December 31, 2000, $212 for the year ended December 30, 2001 and $236 for the year ended December 29, 2002.

The Company had a Management Services Agreement with an investment advisor group that is an affiliate of the Company which was due to expire in May 2005, under which $333, plus expenses, was paid annually for financial advisory and investment banking services. The agreement was terminated in conjunction with the initial public offering for a fee of $875. During each of the years ended December 31, 2000, December 30, 2001, and December 29, 2002 the Company paid $340, $340, and $1,044 to this advisor group, respectively.

On July 2, 2002, the Company used a portion of the net proceeds from its initial public offering to redeem all of the Company’s outstanding shares of Series A 13.45% Senior Exchangeable Preferred Stock, par value $0.01 per share, (Preferred Stock). Green Equity Investors, L.P. and its affiliates owned 309,071 of the 350,000 outstanding shares of preferred stock and received approximately $60,600 upon redemption of such shares.

Green Equity Investors, L.P. and Grand Avenue Associates, L.P., both affiliates of Leonard Green & Partners, L.P., purchased an aggregate of 350,000 shares of the Company’s common stock at the initial public offering price of $13.00 per share.

(11)	Contingencies

On August 9, 2001, the Company received a copy of a complaint filed in the California Superior Court in Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of our California store managers and our California first assistant store managers. The plaintiffs alleged that the Company improperly classified its store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. On February 8, 2002 the Company filed a joint settlement which was approved by the court on August 1, 2002. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit. Under the terms of the settlement, the Company agreed to pay $32.46 per week of active employment as store manager from August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. The Company also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $690, as well as up to $40 for the cost of the settlement administrator. In addition, the Company agreed to pay the class representatives an additional aggregate amount of $28.5 for their service as named plaintiffs. The Company recorded a charge of approximately $2,500 in the fourth quarter of fiscal 2001 to provide for expected payments to the class members as well as legal and other fees associated with the settlement. All payments under the settlement agreement have been made at December 29, 2002.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	Business Concentrations

The Company operates traditional sporting goods retail stores located principally in the Western states of the United States. The Company is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur, there could be a significant adverse effect on management’s estimates and an adverse impact on the Company’s performance. The retail industry is impacted by the general economy. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance.

(13)	Quarterly Financial Data (unaudited)

	Year Ended December 30, 2001 (in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$143,179	151,456	158,085	169,761	622,481
Gross profit	$47,837	53,609	52,956	60,400	214,802
Net income	$2,643	3,257	2,945	6,120	14,965
Net income per share (diluted)	$0.06	0.09	0.07	0.26	0.48
Diluted shares	16,091	16,091	16,091	16,090	16,090

	Year Ended December 29, 2002 (in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$157,133	162,703	170,913	176,720	667,469
Gross profit	$55,007	59,633	59,107	63,864	237,611
Net income	$3,530	4,129	2,596	8,827	19,082
Net income (loss) per share (diluted)	$0.10	0.13	(0.06)	0.39	0.57
Diluted shares	16,087	16,512	22,156	22,664	19,476

(14)	Redeemable Preferred Stock

In November 1997, the Company authorized and issued 350,000 shares of Preferred Stock with a liquidation preference of $100.00 per share as of the date of issue. The Preferred Stock had a liquidation preference over the common stock equal to the initial liquidation value of the Preferred Stock plus accrued and unpaid dividends thereon. On July 2, 2002, the Company used a portion of the net proceeds from its initial public offering to redeem all of the Company’s outstanding shares of Preferred Stock.

The Preferred Stock earned cumulative dividends at the rate of 13.45% per annum. Dividends could, at the option of the Company, be paid in cash or by adding to the liquidation preference of Preferred Stock an amount equal to the dividends then accrued and payable. The Preferred Stock was subject to mandatory redemption on November 13, 2009 at 100% of the liquidation preference plus accrued and unpaid dividends. Prior to November 13, 2002, the Company could redeem the Preferred Stock following an initial public offering of common stock at 110% of the liquidation preference, less an amount (calculated as a percentage) sufficient to reduce the aggregate redemption price by an amount sufficient to permit the Company to pay bonuses to the Company’s directors and executive officers who sold shares of the Company’s common stock in the initial public offering in an amount equal to the underwriting commission and discounts that they will pay, as well as to repurchase shares from the Company’s other non-executive employees relating to such offering at the offering price to the public rather than the net price to the Company after deducting underwriting commissions and discounts, plus accrued and unpaid dividends. In conjunction with the Company’s initial public offering, the Preferred Stock was redeemed in its entirety, including accrued and unpaid dividends. Accrued and unpaid dividends were $1,012 at December 30, 2001. Preferred Stock consisted of the following:

	Fiscal Year Ended

	December 31,	December 30,
	2000	2001

Initial liquidation preference	$35,000	$35,000
Dividends added to initial liquidation preference	16,721	23,911

	$51,721	$58,911

(15)	Stock Options, Restricted Stock and Warrant

1997 Management Equity Plan

The 1997 Plan provides for the sale of shares or granting of incentive stock options or nonqualified options to officers, directors and selected key employees of the Company to purchase shares of the Company’s common stock. The 1997 Plan is administered by the board of directors of the Company and the granting of awards under the 1997 Plan is discretionary with respect to the individuals to whom and the times at which awards are made, the number of options awarded or shares sold, and the vesting and exercise period of such awards. The options and stock granted under the 1997 Plan must have an exercise or sale price that is no less than 85% of the fair value of the Company’s common stock at the time the stock option or stock is granted or sold. The aggregate number of common shares that may be allocated to awards under the 1997 Plan is 4,536,000 shares. No more than 810,000 of these shares shall be subject to stock options outstanding at any time. Options granted or restricted stock sold under the 1997 Plan vest ratably over five years from the date the options are granted and have an exercise period not to exceed 120 months from the date the Stock option is granted. The 1997 Plan does not allow for the transfer of options or stock purchase rights. As of December 30, 2001 and December 29, 2002, no options had been granted under the 1997 Plan and 3,744,702 shares of restricted common stock had been sold under the 1997 Plan. The Company does not intend to make additional grants under the 1997 Plan. At December 29, 2002, all shares granted under the 1997 Plan were fully vested.

In connection with the issuance of the Senior Discount Notes in 1997, the Company issued a warrant to purchase 486,000 shares of common stock. The warrant is exercisable at any time with an exercise price of $.00123 per share. The warrant expires on November 30, 2008. The fair value of the warrant at the time of issuance was $0.3 million, determined by cash purchases of common stock by third parties on the same date. At December 30, 2001 and December 29, 2002, the warrant had not been exercised. The warrant was exercised in the first quarter of fiscal 2003.

In June 2002, the Company adopted the 2002 Stock Incentive Plan (2002 Plan). The 2002 Plan provides for the grant of incentive stock options and non-qualified stock option to the Company’s employees, directors, and specified consultants. Under the 2002 Plan, the Company may grant options to purchase up to 3,645,000 shares of common stock. Options granted under the 2002 Plan vest ratably over various terms with a maximum life of ten years. At December 29, 2002, options to purchase 61,000 shares of common stock had been granted under the 2002 Plan.

Stock option activity for all plans during the periods presented is as follows:

Weighted
	No. of	Average
	Shares	Exercise Price

Balance at December 30, 2001	—	—
Granted	61,000	12.91
Exercised	—	—
Forfeited	—	—

Balance at December 29, 2002	61,000	12.91

The following is a summary of stock options outstanding and exercisable at December 29, 2002:

	Outstanding			Exercisable

		Weighted	Weighted
		Average	Average		Weighted
Range of Exercise	Number of	Years	Exercise	Number of	Average
Prices	Options	Remaining	Price	Options	Exercise Price

10.50	2,000	9.5	10.50	—	—
13.00	59,000	9.5	13.00	—	—

(16)	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share:

	Year ended	Year ended	Year ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Income before extraordinary gain (loss)	$11,061	13,365	21,777
Extraordinary gain (loss), net of tax	87	1,600	(2,695)

Net income	11,148	14,965	19,082
Less: Preferred stock dividends	6,400	7,284	7,999

Net income available to common stockholders	4,748	7,681	11,083

Basic earnings per share, as restated (note 19):
Income before extraordinary gain (loss)	$0.34	0.43	0.75

Net income	$0.35	0.54	0.60

Diluted earnings per share:
Income before extraordinary gain (loss)	$0.29	0.38	0.71

Net income	$0.30	0.48	0.57

Weighted average shares of common stock outstanding, as restated (note 19):
Basic	13,525	14,247	18,358
Dilutive effect of unvested restricted stock	2,083	1,357	632
Dilutive effect of outstanding warrant	486	486	486

Diluted	16,094	16,090	19,476

Options to purchase 59,000 shares of common stock at $13 per share were outstanding at December 29, 2002 but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of common stock and would be antidilutive. The outstanding warrant was exercised in the first quarter of fiscal 2003.

(17)	Goodwill

In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 31, 2001. There was no cumulative effect of a change in accounting principle upon adoption, as there was deemed to be no impairment in the carrying value of goodwill or other identifiable intangibles. The following adjusts reported net income and earnings per share to exclude goodwill amortization:

	Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

	(in thousands, except earnings per share data)
Reported net income	$11,148	$14,965	$19,082
Goodwill amortization, net of tax	149	146	—

Adjusted net income	11,297	15,111	19,082
Less: Preferred stock dividends	6,400	7,284	7,999

Adjusted net income available to common stockholders	$4,897	$7,827	$11,083

Reported basic earnings per share	$0.35	$0.54	$0.60
Goodwill amortization, net of tax	0.01	0.01	—

Adjusted basic earnings per share	$0.36	$0.55	$0.60

Reported diluted earnings per share	$0.30	$0.48	$0.57
Goodwill amortization, net of tax	—	0.01	—

Adjusted diluted earnings per share	$0.30	$0.49	$0.57

(18)	Stock Split

On May 31, 2002, the Company’s Board of Directors approved a resolution to increase the authorized common shares from 5,000,000 to 50,000,000, and to enact an 8.1 for 1 stock split such that 1,925,900 issued and outstanding shares of common stock were split into 15,599,790 issued and outstanding shares of common stock upon the completion of the initial public offering. In connection with the stock split, the par value of the common stock remained $0.01. All disclosures of shares of common stock and earnings per share have been changed in the accompanying financial statements to retroactively reflect the stock split.

(19)	Prior Period Adjustment and Restatement

During fiscal 2002, the Company’s management determined that there was an error in the calculation of its deferred rent liability for store leases which impacted periods prior to 2000. To correct this error, the Company increased the accumulated deficit at January 2, 2000 by $1,949 and has increased the deferred rent liability by $3,304 as of December 30, 2001 and recognized a corresponding deferred tax asset of $1,355 as of that date. In addition, during fiscal 2002, the Company’s management determined that there was an understatement of basic earnings per share. This resulted from the previous inclusion in basic weighted average shares outstanding of unvested restricted common stock issued under the 1997 Plan.

These changes had an immaterial impact on the previously stated net income for the 2000, 2001 and 2002 fiscal years and net cash flows from operating, investing or financing activities.

The following accounts are adjusted as a result of the restatement:

	As previously
	reported	As restated

Balance sheet at December 30, 2001:
Deferred income taxes	$12,353	13,708
Total assets	$252,528	253,883
Deferred rent	$7,791	11,096
Total liabilities	$276,093	279,397
Accumulated deficit	$(89,690)	(91,639)
Total stockholders’ equity	$(82,476)	(84,425)
Accumulated deficit at:
December 31, 2000	$(97,371)	(99,320)
January 2, 2000	$102,119	(104,068)

Statement of operations for the year ended December 30, 2001:
Basic earnings per share	$0.49	0.54

Basic weighted average shares of common stock outstanding	15,604	14,247

Statement of operations for the year ended December 31, 2000:
Basic earnings per share	$0.30	0.35

Basic weighted average shares of common stock outstanding	15,608	13,525

BIG 5 SPORTING GOODS CORPORATION
Schedule II - Valuation and Qualifying Accounts
(dollars in thousands)

			DEDUCTIONS:
	BALANCE AT	ADDITIONS:	ACCOUNTS	BALANCE
	BEGINNING	CHARGES TO	RECEIVABLE	AT END OF
	OF YEAR	OPERATIONS	WRITE OFFS	YEAR

December 31, 2000
Allowance for doubtful receivables	$499	$365	($257)	$607
December 30, 2001
Allowance for doubtful receivables	607	129	(65)	671
December 29, 2002
Allowance for doubtful receivables	671	120	(62)	729

II-1