Form 10-Q
period 2003-03-30
BIG 5 SPORTING GOODS CORP
filed 2003-05-14
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]     No    [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    [   ]     No    [X]

     There were 22,663,947 shares of common stock with a par value of $0.01 per share outstanding at May 14, 2003.

BIG 5 SPORTING GOODS CORPORATION

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Balance Sheets
(unaudited)
(dollars in thousands)

	March 30,	December 29,
	2003	2002

Assets
Current assets:
Cash	$7,581	$9,441
Trade and other receivables	5,806	9,057
Merchandise inventories	182,102	169,529
Prepaid expenses	1,867	2,385

Total current assets	197,356	190,412

Net property and equipment	43,802	45,104
Deferred income taxes, net	9,658	9,658
Leasehold interest	5,360	5,811
Other assets, at cost	2,409	2,557
Goodwill	4,433	4,433

Total assets	$263,018	$257,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,819	$67,937
Accrued expenses	45,101	49,708

Total current liabilities	112,920	117,645

Deferred rent	11,526	11,525
Long-term debt	131,505	125,131

Total liabilities	255,951	254,301

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,663,947 shares and 22,178,018 shares at March 30, 2003 and December 29, 2002, respectively	222	222
Additional paid-in capital	84,008	84,008
Accumulated deficit	(77,163)	(80,556)

Total stockholders’ equity	7,067	3,674

Total liabilities and stockholders’ equity	$263,018	$257,975

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	13 Weeks Ended

	March 30,	March 31,
	2003	2002

Net sales	$164,517	$157,133
Cost of goods sold, buying and occupancy	106,665	102,126

Gross profit	57,852	55,007

Operating expenses:
Selling and administrative	45,122	42,115
Depreciation and amortization	2,516	2,361

Total operating expenses	47,638	44,476

Operating income	10,214	10,531
Premium and unamortized financing fees related to redemption of debt	1,483	66
Interest expense, net	2,974	4,483

Income before income taxes	5,757	5,982
Income taxes	2,360	2,452

Net income	3,397	3,530
Redeemable preferred stock dividends	-.-	1,964

Net income available to common stockholders	$3,397	$1,566

Earnings per share:
Basic	$0.15	$0.11

Diluted	$0.15	$0.10

Shares used to calculate earnings per share:
Basic	22,605	14,875
Diluted	22,664	16,087

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Consolidated Condensed Statements of Cash Flows
(unaudited)
(dollars in thousands)

	13 Weeks Ended

	March 30,	March 31,
	2003	2002

Cash flows from operating activities:
Net income	$3,397	$3,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,516	2,361
Amortization of deferred finance charge and discounts	432	966
Premium and unamortized financing fees related to redemption of debt	1,483	66
Loss on disposal of equipment and leasehold interest	139	-.-
Change in assets and liabilities:
Merchandise inventories	(12,573)	(4,885)
Trade accounts receivable, net	3,251	3,159
Prepaid expenses and other assets	(151)	(1,186)
Accounts payable	13,008	9,324
Accrued expenses	(5,815)	(9,847)

Net cash provided by operating activities	5,687	3,488

Cash flows from investing activities — purchase of property and equipment	(901)	(1,151)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities, and other	14,449	(578)
Repayment of senior notes and senior discount notes	(21,095)	(2,950)
Repurchase of common stock	-.-	(1)

Net cash used in financing activities	(6,646)	(3,529)

Net decrease in cash	(1,860)	(1,192)
Cash at beginning of period	9,441	7,865

Cash at end of period	$7,581	$6,673

Supplemental disclosures of non-cash financing activities:
Dividends on preferred stock	$ -.-	$1,964

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 275 stores at March 30, 2003 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are a holding company that operates our business through Big 5 Corp., our wholly owned subsidiary.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) the financial position as of March 30, 2003 and December 29, 2002 and the results of operations and cash flows for the periods ended March 30, 2003 and March 31, 2002. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(2) Reclassifications

     Certain prior year balances in the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation.

(3) Initial Public Offering

     In June 2002, we completed an initial public offering (IPO) of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In July 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors which were funded by a reduction in the redemption price otherwise applicable to our preferred stock and repurchased 0.5 million shares of our common stock from non-executive employees.

     Our accompanying statements of operations report net income and earnings per diluted share in accordance with GAAP. In addition, we internally use pro forma reporting to evaluate our operating performance without regard to certain non-recurring financial effects of the IPO, including the exercise of the underwriters’ over-allotment option. We believe this presentation will provide investors with additional insight into our operating results. The pro forma figures assume that the IPO took place at the beginning of the period presented and exclude the effects of certain IPO-related expenses, the payment of bonuses that were funded through the reduction of the redemption premium that would otherwise have been applicable to the redemption of preferred stock, interest payments and redemption premium paid on debt redeemed in connection with the IPO, dividends payable and redemption premium paid on preferred stock redeemed in connection with the IPO and related income tax effects. The following table contains a reconciliation of the pro forma adjustments to GAAP for the 13 weeks ended March 31, 2002. There were no pro forma adjustments for the 13 weeks ended March 30, 2003.

(in thousands except earnings per share data)

13 Weeks Ended
March 31, 2002

(unaudited)
Reported net income available to common stockholders	$1,566
Redeemable preferred stock dividends (a)	1,964

Reported net income	3,530
Management fees (b)	86
Interest expense (c)	946
Premium and unamortized financing fees related to redemption of debt (d)	66
Income taxes (e)	(466)

Pro forma net income available to common stockholders	$4,162

Pro forma earnings per share — diluted	$0.18

Pro forma weighted average shares outstanding — diluted	22,664

(a)	To eliminate dividends and redemption premium on preferred stock redeemed in connection with the IPO.

(b)	To eliminate management services agreement fees and the management services agreement termination cost incurred in connection with the IPO.

(c)	To eliminate interest expense and amortization of debt issue costs associated with the senior discount notes redeemed in connection with the IPO and to reflect interest expense on incremental borrowings under the credit facility in connection with the IPO.

(d)	To eliminate the premium and unamortized financing fees related to redemption of the senior discount notes in connection with the IPO.

(e)	To reflect tax expense (benefit) for items (b) through (d) noted above at the effective tax rate.

(4) Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share of common stock:

(in thousands except earnings per share data)

	13 weeks ended

	March 30,	March 31,
	2003	2002

	(unaudited)
Net income	$3,397	$3,530
Less: Preferred stock dividends	—	1,964

Net income available to common stockholders	$3,397	$1,566

Basic earnings per share:
Net income	$0.15	$0.11

Diluted earnings per share:
Net income	$0.15	$0.10

Weighted average shares of common stock outstanding:
Basic	22,605	14,875
Dilutive effect of unvested restricted stock	—	726
Dilutive effect of outstanding warrant	59	486

Diluted	22,664	16,087

     Options to purchase 400,400 shares of common stock were outstanding at March 30, 2003 but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock and thus would be antidilutive. The outstanding warrant was exercised in the first quarter of fiscal 2003.

(5) Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for interim and annual periods beginning after December 15, 2002.

     We apply the provisions of SFAS No. 123, which allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No.

25 and provide the pro forma disclosure provisions of SFAS No. 123. Therefore, compensation expense for stock options issued to employees is recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price. If we had determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	March 30,	March 31,
	2003	2002

Net income, as reported	$3,397	$3,530
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	48	71

Pro forma net income	$3,349	$3,459

Earnings per share:
Basic — as reported	0.15	0.11
Basic — pro forma	0.15	0.10
Diluted — as reported	0.15	0.10
Diluted — pro forma	0.15	0.09
Risk free interest rate	3.6%	3.6%
Expected lives	4 years	4 years
Expected volatility	60%	60%
Expected dividends	—	—

(6) Vendor Payments

     In November 2002, EITF issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates or allowances. EITF Issue No. 02-16 presumes that cash consideration received from a vendor represents a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless (i) it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or (ii) it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

(7) Repurchase of Debt

     In January 2003, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, if any. We recognized $1.5 million and $0.1 million in premium and related unamortized financing fees in the 13 weeks ended March 30, 2003 and March 31, 2002, respectively. The $1.5 million charge in the first 13 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million. The $0.1 million charge in the first 13 weeks of 2002 resulted from the repurchase of $2.5 million face value of our senior discount notes and $0.5 million face value of our senior notes.

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

Gross Profit

     Gross profit is comprised of net sales less all costs of sales, including the cost of merchandise, inventory writedowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel and store and corporate office occupancy costs. Store and corporate office occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance.

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

Depreciation and Amortization

     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us, amortization of leasehold interest and goodwill and non-cash rent expense.

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

13 Weeks Ended March 30, 2003 Compared to 13 Weeks Ended March 31, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	March 30, 2003		March 31, 2002

	(unaudited)
	(dollars in thousands)
Net sales	$164,517	100.0%	$157,133	100.0%
Cost of sales	106,665	64.8	102,126	65.0

Gross profit	57,852	35.2	55,007	35.0

Operating expenses:
Selling and administrative	45,122	27.4	42,115	26.8
Depreciation and amortization	2,516	1.6	2,361	1.5

Total operating expense	47,638	29.0	44,476	28.3

Operating income	10,214	6.2	10,531	6.7

Premium and unamortized financing fees related to redemption of debt	1,483	0.9	66	0.0
Interest expense, net	2,974	1.8	4,483	2.9

Income before income tax expense	5,757	3.5	5,982	3.8
Income tax expense	2,360	1.4	2,452	1.6

Net income	$3,397	2.1%	$3,530	2.2%

     1. Net Sales. Net sales increased by $7.4 million, or 4.7%, to $164.5 million in the first 13 weeks of 2003 from $157.1 million in the same period last year. This growth reflected an increase of $0.9 million in same store sales and an increase of $6.1 million in new store sales, which reflected the opening of one new store during the first 13 weeks of 2003 and 15 new stores in fiscal 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 0.6% in the first 13 weeks of 2003 versus the same period last year, representing the twenty-ninth consecutive quarterly increase in same store sales over comparable prior periods. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories which were partially offset by decreased sales in winter related product categories due to unseasonably warm winter weather in our main markets. Store count at March 30, 2003 was 275 versus 261 at March 31, 2002. We opened one new store and closed one store in the first 13 weeks of 2003 and we opened one new store in the first 13 weeks of 2002. We expect to open approximately 16 to 20 new stores during fiscal 2003.

     2. Gross Profit. Gross profit increased by $2.9 million, or 5.2%, to $57.9 million in the first 13 weeks of 2003 from $55.0 million in the same period last year. Gross profit margin was 35.2% in the first 13 weeks of 2003 compared to 35.0% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons throughout our footwear and hardgoods categories which were partially offset by higher occupancy and distribution center costs and a smaller than expected growth in net sales.

     3. Selling and Administrative. Selling and administrative expenses increased by $3.0 million, or 7.1%, to $45.1 million in the first 13 weeks of 2003 from $42.1 million in the same period last year. The increase was primarily due to a $2.5 million increase in store related expenses primarily resulting from supporting increased sales, new store openings and increased employee health benefit costs. We also had higher insurance related costs of $0.2 million primarily related to increased directors and officers insurance premiums after our initial public offering. When measured as a percentage of net sales, selling and administrative expenses were 27.4% for the first 13 weeks of 2003 compared to 26.8% for the same period last year.

     4. Depreciation and Amortization. Depreciation and amortization expense increased by $0.1 million, or 6.7%, to $2.5 million in the first 13 weeks of 2003 from $2.4 million in the same period last year.

     5. Premium and Unamortized Financing Fees Related to Redemption of Debt. Premium and unamortized financing fees related to redemption of debt were $1.5 million in the first 13 weeks of 2003 versus $0.1 million in the first 13 weeks of 2002. The $1.5 million charge in the first 13 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million. The $0.1 million charge in the first 13 weeks of 2002 resulted from the repurchase of $2.5 million face value of our senior discount notes and $0.5 million face value of our senior notes.

     6. Interest Expense, Net. Interest expense, net decreased by $1.5 million, or 33.7%, to $3.0 million in the first 13 weeks of 2003 from $4.5 million in the same period last year. This decrease reflected lower average interest rates on our credit facility in the first 13 weeks of 2003 versus the first 13 weeks of 2002 and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our senior notes during the first 13 weeks of 2003. In the third quarter of fiscal 2002, we used some of the proceeds from our initial public offering to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Accordingly, interest expense, net included no expense related to those senior discount notes in the first 13 weeks of 2003 versus $1.1 million in the first 13 weeks of 2002.

     7. Income Taxes. Provision for income taxes was $2.4 million for the first 13 weeks of 2003 and $2.5 million for the first 13 weeks of 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for the first 13 weeks of 2003 and 2002 was $5.7 million and $3.5 million, respectively.

     Capital expenditures for the first 13 weeks of 2003 and 2002 were $0.9 million and $1.2 million, respectively. We expect capital expenditures for the remaining 39 weeks of 2003 will range from $10.0 to $11.0 million, primarily to fund the opening of approximately 16 to 20 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $400,000), working capital (approximately $400,000, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash used in financing activities for the first 13 weeks of 2003 and 2002 was $6.6 million and $3.5 million, respectively. As of March 30, 2003, we had borrowings of $48.7 million and letter of credit commitments of $4.6 million outstanding under our credit facility and $82.8 million of our senior notes outstanding. These balances compare to borrowings of $25.0 million and letter of credit commitments of $3.4 million outstanding under our credit facility and $103.3 million of our senior notes outstanding as of March 31, 2002. In the first 13 weeks of 2003 we redeemed $20.0 million face value of our senior notes. In the first 13 weeks of 2002, we repurchased $2.8 million face value of our senior discount notes and $0.5 million face value of our senior notes. We had cash of $7.6 million and $6.7 million at March 30, 2003 and March 31, 2002, respectively.

     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled payments under debt obligations for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “Risk Factors That May Affect Future Results or Market Price of Our Common Stock.”

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt	$82,852	$—	$—	$82,852	$—
Revolving credit facility	48,653	—	48,653	—	—
Letters of credit	4,619	4,619	—	—	—
Operating lease commitments	267,257	36,855	69,844	54,710	105,848

Total	$403,381	$41,474	$118,497	$137,562	$105,848

     Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement credit facility, expansion of our credit facility or replacement of the credit facility and the issuance of debt or equity securities. The senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our amended and restated credit facility.

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

     We had a five-year, non-amortizing $125.0 million revolving credit facility, which was amended and restated to a three-year non-amortizing $140.0 million revolving credit facility in the first 13 weeks of 2003. The amended and restated credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the amended and restated credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the amended and restated credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The amended and restated credit facility is secured by a first priority security interest in substantially all of our assets.

     The amended and restated credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JPMorgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JPMorgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of ours. At March 30, 2003, loans under the amended and restated credit facility bear interest at a rate of LIBOR (1.34% at March 30, 2003) plus 1.50% or the JPMorgan Chase Bank prime lending rate (4.25% at March 30, 2003). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On March 30, 2003, we had $48.7 million in LIBOR and prime lending rate borrowings and letters of credit of $4.6 million outstanding. Our maximum eligible borrowing available under the amended and restated credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the amended and restated credit facility amounted to $63.0 million at March 30, 2003.

     Our amended and restated credit facility and the indenture governing our senior notes contain various financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our amended and restated credit facility and the indenture governing our senior notes also restrict our ability to engage in mergers or acquisitions, sell assets or pay dividends. We are currently in compliance with all covenants under our amended and restated credit facility and the indenture governing our senior notes.

     If we fail to make any required payment under our amended and restated credit facility or the indenture governing our senior notes or if we otherwise default under these instruments, our debt may be accelerated under these instruments. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to be ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of FIN No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, because we are not currently a guarantor, the adoption of FIN No. 45 did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB No. 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003 and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations.

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

     We have a substantial amount of debt. As of March 30, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $131.5 million. Our highly leveraged financial position means:

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 5.4% of our total purchases during the twelve months ended March 30, 2003, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 35.2% of our total purchases during the twelve months ended March 30, 2003. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two-year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 18 to 21 months. Any disruption to, or delay in, this process could harm our future operations.

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

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority and Gart Sports Company have entered into a merger agreement and expect that the merger will close in the third calendar quarter of 2003. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     The terrorist attacks of September 11, 2001 have had a negative impact on various regions of the United States and on a wide range of industries. The terrorist attacks, the United States’ war on terrorism, the war in Iraq and possible war in North Korea, may have an unpredictable effect on general economic conditions and may harm our future results of operations. In the future, fears of recession, war and additional acts of terrorism may continue to impact the U.S. economy and could negatively impact our business.

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

     Green Equity Investors, L.P. owns 6,171,073 shares of our common stock and has the right, on two occasions, to require us to register these shares of common stock at any time pursuant to a registration rights agreement entered into in 1992. In addition, holders of 11,715,825 shares of our common stock, which includes the shares held by Green Equity Investors, L.P., have piggyback registration rights. If Green Equity Investors, L.P. exercises its right to require us to register its shares for resale, the market price of our common stock could decline.

Our executive officers, directors and a substantial stockholder may be able to exert significant control over our future direction.

     Our executive officers and directors, their affiliates and affiliates of Leonard Green & Partners, L.P., together control approximately 43.1% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control, as a practical matter, all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. In addition, we are a party to a stockholders agreement with Green Equity Investors, L.P. and Mr. Steven G. Miller and Mr. Robert W. Miller that entitles Green Equity Investors, L.P. to nominate one director to our board of directors for as long as it holds at least 5% of our outstanding shares. The agreement also provides that Mr. Steven G. Miller and Mr. Robert W. Miller will vote their shares in favor of Green Equity Investors, L.P.’s nominee and that Green Equity Investors, L.P. will vote its shares to elect Mr. Steven G. Miller and Mr. Robert W. Miller to our board of directors. We are also a party to employment agreements with Mr. Steven G. Miller and Mr. Robert W. Miller that require us to use our best efforts to ensure that each of them continues to be a member of our board of directors. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission (the “SEC”), have required and will require changes in some of our corporate governance practices. The Act also requires the SEC to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, Nasdaq has proposed revisions to its requirements for companies that are quoted on The Nasdaq Stock Market, Inc.’s National Market. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2003 as compared to the rate at March 30, 2003, our interest expense for 2003 would increase $0.5 million based on the outstanding balance of our credit facility at March 30, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are from time to time involved in routine litigation incidental to the conduct of our business. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for such litigation matters. We believe no litigation currently pending against us will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     None.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: May 14, 2003	By:	/s/ Steven G. Miller

Steven G. Miller President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ Charles P. Kirk

Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steven G. Miller, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big 5 Sporting Goods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Steven G. Miller Steven G. Miller President and Chief Executive Officer

I, Charles P. Kirk, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big 5 Sporting Goods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/s/ Charles P. Kirk Charles P. Kirk Senior Vice President and Chief Financial Officer