Form 10-Q
period 2003-06-29
BIG 5 SPORTING GOODS CORP
filed 2003-08-13
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to ______________

Commission file number: 000-49850

BIG 5 SPORTING GOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4388794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East El Segundo Boulevard El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant’s telephone number, including area code: (310) 536-0611

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒

     There were 22,663,947 shares of common stock with a par value of $0.01 per share outstanding at August 13, 2003.

BIG 5 SPORTING GOODS CORPORATION

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Balance Sheets
(unaudited)
(dollars in thousands)

	June 29,	December 29,
	2003	2002

Assets
Current assets:
Cash	$6,887	$9,441
Trade and other receivables	5,750	9,057
Merchandise inventories	184,977	169,529
Prepaid expenses	2,216	2,385

Total current assets	199,830	190,412

Net property and equipment	42,515	45,104
Deferred income taxes, net	9,658	9,658
Leasehold interest	4,914	5,811
Other assets, at cost	2,342	2,557
Goodwill	4,433	4,433

Total assets	$263,692	$257,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,535	$67,937
Accrued expenses	38,325	49,708

Total current liabilities	103,860	117,645

Deferred rent	11,546	11,525
Long-term debt	134,947	125,131

Total liabilities	250,353	254,301

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,663,947 shares and 22,178,018 shares at June 29, 2003 and December 29, 2002, respectively	227	222
Additional paid-in capital	84,003	84,008
Accumulated deficit	(70,891)	(80,556)

Total stockholders’ equity	13,339	3,674

Total liabilities and stockholders’ equity	$263,692	$257,975

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales	$170,125	$162,703	$334,642	$319,836
Cost of goods sold, buying and occupancy	107,530	103,070	214,195	205,196

Gross profit	62,595	59,633	120,447	114,640

Operating expenses:
Selling and administrative	46,521	45,805	91,643	87,920
Depreciation and amortization	2,527	2,461	5,043	4,822

Total operating expenses	49,048	48,266	96,686	92,742

Operating income	13,547	11,367	23,761	21,898
Premium and unamortized financing fees related to redemption of debt	—	—	1,483	66
Interest expense, net	2,922	4,328	5,896	8,811

Income before income taxes	10,625	7,039	16,382	13,021
Income taxes	4,357	2,910	6,717	5,362

Net income	6,268	4,129	9,665	7,659
Redeemable preferred stock dividends	—	2,025	—	3,989

Net income available to common stockholders	$6,268	$2,104	$9,665	$3,670

Earnings per share:
Basic	$0.28	$0.14	$0.43	$0.24

Diluted	$0.28	$0.13	$0.43	$0.23

Shares used to calculate earnings per share:
Basic	22,664	15,300	22,637	15,087
Diluted	22,730	16,512	22,691	16,299

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Consolidated Condensed Statements of Cash Flows
(unaudited)
(dollars in thousands)

	26 Weeks Ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$9,665	$7,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,043	4,822
Amortization of deferred finance charge and discounts	303	1,872
Premium and unamortized financing fees related to redemption of debt	1,483	114
Loss on disposal of equipment and leasehold interest	140	—
Change in assets and liabilities:
Merchandise inventories	(15,448)	(17,529)
Trade accounts receivable, net	3,307	2,947
Prepaid expenses and other assets	(288)	(792)
Accounts payable	1,242	12,850
Accrued expenses	(11,383)	(11,055)

Net cash provided by (used in) operating activities	(5,936)	888

Cash flows from investing activities - purchase of property and equipment	(1,676)	(2,687)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	26,153	3,722
Repayment of senior notes and senior discount notes	(21,095)	(2,998)
Issuance of stock, net of repurchases	—	73,909
Equity issuance costs	—	(944)

Net cash provided by financing activities	5,058	73,689

Net increase (decrease) in cash	(2,554)	71,890
Cash at beginning of period	9,441	7,865

Cash at end of period	$6,887	$79,755

Supplemental disclosures of non-cash financing activities:
Dividends on preferred stock	$—	$3,989

Accrual of initial public offering costs	$—	$1,156

Supplemental disclosures of cash flow information:
Interest paid	$5,933	$6,531

Income taxes paid	$6,665	$8,308

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 275 stores at June 29, 2003 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are a holding company that operates our business through Big 5 Corp., our wholly owned subsidiary.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) the financial position as of June 29, 2003 and December 29, 2002 and the results of operations and cash flows for the periods ended June 29, 2003 and June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

     Our accompanying statements of operations report net income and earnings per diluted share in accordance with GAAP. In addition, we internally use pro forma reporting to evaluate our operating performance without regard to certain non-recurring financial effects of the IPO, including the exercise of the underwriters’ over-allotment option. We believe this presentation will provide investors with additional insight into our operating results. The pro forma figures assume that the IPO took place at the beginning of 2002 and exclude the effects of certain IPO-related expenses. The following table contains a reconciliation of the pro forma adjustments to GAAP for the 13 weeks and 26 weeks ended June 30, 2002. There were no pro forma adjustments for the 13 weeks and 26 weeks ended June 29, 2003.

(in thousands except earnings per share data)

	13 Weeks	26 Weeks
	ended	ended
	June 30, 2002	June 30, 2002

	(unaudited)
Reported net income available to common stockholders	$2,104	$3,670
Redeemable preferred stock dividends (a)	2,025	3,989

Reported net income	4,129	7,659
Bonus expense (b)	1,491	1,491
Management fees (c)	958	1,044
Interest expense (d)	827	1,773
Premium and unamortized financing fees related to redemption of debt (e)	—	66
Income taxes (f)	(1,343)	(1,809)

Pro forma net income available to common stockholders	$6,062	$10,224

Pro forma earnings per share - diluted	$0.27	$0.45

Pro forma weighted average shares outstanding - diluted	22,664	22,664

(a)	To eliminate dividends and redemption premium on preferred stock redeemed in connection with the IPO.

(b)	To eliminate from selling and administrative expenses, the payment of bonuses that was funded through a reduction of the redemption price that would otherwise have been applicable to redemption of the company’s outstanding preferred stock.

(c)	To eliminate from selling and administrative expenses, management services agreement fees and the management services agreement termination cost incurred in connection with the IPO.

(d)	To eliminate interest expense and amortization of debt issue costs associated with the senior discount notes redeemed in connection with the IPO and to reflect interest expense on incremental borrowings under the credit facility in connection with the IPO.

(e)	To eliminate the premium and unamortized financing fees related to redemption of the senior discount notes in connection with the IPO.

(f)	To reflect tax expense (benefit) for items (b) through (e) noted above at the effective tax rate.

(4) Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share of common stock:

(in thousands except earnings per share data)

	13 weeks ended		26 weeks ended

	June 29, 2003	July 30, 2002	June 29, 2003	June 30, 2002

	(unaudited)		(unaudited)
Net income	$6,268	$4,129	$9,665	$7,659
Less: Preferred stock dividends	—	2,025	—	3,989

Net income available to common stockholders	$6,268	$2,104	$9,665	$3,670

Basic earnings per share:
Net income	$0.28	$0.14	$0.43	$0.24

Diluted earnings per share:
Net income	$0.28	$0.13	$0.43	$0.23

Weighted average shares of common stock outstanding
Basic	22,664	15,300	22,637	15,087
Dilutive effect of options	66	—	27	—
Dilutive effect of unvested restricted stock	—	726	—	726
Dilutive effect of outstanding warrant	—	486	27	486

Diluted	22,730	16,512	22,691	16,299

     The outstanding warrant was exercised in the first quarter of fiscal 2003. Options to purchase an additional 59,000 shares of common stock that were outstanding at June 29, 2003 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of our common stock and thus would be antidilutive.

(5) Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for interim and annual periods beginning after December 15, 2002.

     As permitted under SFAS No. 123, we continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Therefore, compensation expense for stock options issued to employees is recorded on the date of grant only if the then-current market price of the underlying stock exceeded the exercise price. If we had determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income, as reported	$6,268	$4,129	$9,665	$7,659
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	107	50	168	97

Pro forma net income	$6,161	$4,079	$9,497	$7,562

Earnings per share:
Basic - as reported	0.28	0.14	0.43	0.24
Basic - pro forma	0.27	0.13	0.42	0.24
Diluted - as reported	0.28	0.13	0.43	0.23
Diluted - pro forma	0.27	0.12	0.42	0.22
Risk free interest rate	3.3%	3.6%	3.3%	3.6%
Expected lives	9 years	9 years	9 years	9 years
Expected volatility	65%	60%	65%	60%
Expected dividends	—	—	—	—

     The assumptions used in the Black Scholes calculations are reflective of the information at the date of grant. There was one grant date during each of the 26 weeks ended June 29, 2003 and June 30, 2002.

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

(7) Repurchase of Debt

     In January 2003, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, if any. We recognized $1.5 million and $0.1 million in premium and related unamortized financing fees in the 26 weeks ended June 29, 2003 and June 30, 2002, respectively. The $1.5 million charge in the first 26 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of 2003. The $0.1 million charge in the first 26 weeks of 2002 resulted from the repurchase of $2.5 million face value of our senior discount notes and $0.5 million face value of our senior notes in the first quarter of 2002.

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

Gross Profit

     Gross profit is comprised of net sales less all costs of sales, including the cost of merchandise, inventory writedowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel and store and allocated corporate office occupancy costs. Store and corporate office occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance.

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

13 Weeks Ended June 29, 2003 Compared to 13 Weeks Ended June 30, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	June 29, 2003		June 30, 2002

	(unaudited)
	(dollars in thousands)
Net sales	$170,125	100.0%	$162,703	100.0%
Cost of sales	107,530	63.2	103,070	63.3

Gross profit	62,595	36.8	59,633	36.7

Operating expenses:
Selling and administrative	46,521	27.3	45,805	28.2
Depreciation and amortization	2,527	1.5	2,461	1.5

Total operating expense	49,048	28.8	48,266	29.7

Operating income	13,547	8.0	11,367	7.0

Interest expense, net	2,922	1.7	4,328	2.7

Income before income tax expense	10,625	6.3	7,039	4.3
Income tax expense	4,357	2.6	2,910	1.8

Net income	$6,268	3.7%	$4,129	2.5%

     1.     Net Sales. Net sales increased by $7.4 million, or 4.6%, to $170.1 million in the 13 weeks ended June 29, 2003 from $162.7 million in the same period last year. This growth reflected an increase of $1.5 million in same store sales and an increase of $6.2 million in new store sales, which reflected the opening of 15 new stores since March 31, 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 0.9% in the 13 weeks ended June 29, 2003 versus the same period last year, representing the thirtieth consecutive quarterly increase in same store sales over comparable prior periods. This 0.9% increase in same store sales was primarily attributable to higher sales in our apparel and hardgoods categories which were partially offset by a slight decrease in our footwear category. Store count at June 29, 2003 was 275 versus 261 at June 30, 2002. We opened no new stores in the 13 weeks ended June 29, 2003 and we opened one new store in the 13 weeks ended June 30, 2002. We expect to open approximately 16 to 18 new stores during the remainder of fiscal 2003.

     2.     Gross Profit. Gross profit increased by $3.0 million, or 5.0%, to $62.6 million in the 13 weeks ended June 29, 2003 from $59.6 million in the same period last year. Gross profit margin was 36.8% in the 13 weeks ended June 29, 2003 compared to 36.7% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved product selling margin comparisons. These increases were partially offset by higher occupancy and distribution center costs when measured as a percentage of sales resulting from a smaller than expected growth in net sales.

     3.     Selling and Administrative. Selling and administrative expenses increased by $0.7 million, or 1.6%, to $46.5 million in the 13 weeks ended June 29, 2003 from $45.8 million in the same period last year. The increase was primarily due to a $2.0 million increase in store related expenses primarily resulting from supporting our store growth and increased employee health benefit costs. Other factors impacting the increase were higher advertising expenses of $0.7 million which resulted from supporting our store growth and the timing of the Easter holiday between periods and higher insurance related costs of $0.2 million primarily related to increased director and officers insurance premiums after our initial public offering (IPO). These increases were partially offset by expenses incurred in connection with our IPO which occurred in the 13 weeks ended June 30, 2002. These expenses include management services agreement fees and termination costs paid to Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $1.0 million in the 13 weeks ended June 30, 2002, as well as bonuses paid to our executive officers and directors during the 13 weeks ended June 30, 2002. The bonuses for that period totaled $1.5 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales, selling and administrative expenses were 27.3% for the 13 weeks ended June 29, 2003 compared to 28.2%, including IPO related expenses, for the same period last year.

     4.     Depreciation and Amortization. Depreciation and amortization expense remained flat at $2.5 million for the 13 weeks ended June 29, 2003 and the same period last year.

     5.     Interest Expense, Net. Interest expense, net decreased by $1.4 million, or 32.5%, to $2.9 million in the 13 weeks ended June 29, 2003 from $4.3 million in the same period last year. This decrease reflected lower average interest rates on our credit facility in the 13 weeks ended June 29, 2003 versus the 13 weeks ended June 30, 2002 and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our 10.875% senior notes during the first quarter of 2003. In the third quarter of fiscal 2002, we used some of the proceeds from our IPO to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Accordingly, interest expense, net included no expense related to those senior discount notes in the 13 weeks ended June 29, 2003 versus $1.0 million in the 13 weeks ended June 30, 2002.

     6.     Income Taxes. Provision for income taxes was $4.4 million for the 13 weeks ended June 29, 2003 and $2.9 million for the 13 weeks ended June 30, 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

26 Weeks Ended June 29, 2003 Compared to 26 Weeks Ended June 30, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended

	June 29, 2003		June 30, 2002

	(unaudited)
	(dollars in thousands)
Net sales	$334,642	100.0%	$319,836	100.0%
Cost of sales	214,195	64.0	205,196	64.2

Gross profit	120,447	36.0	114,640	35.8

Operating expenses:
Selling and administrative	91,643	27.4	87,920	27.5
Depreciation and amortization	5,043	1.5	4,822	1.5

Total operating expense	96,686	28.9	92,742	29.0

Operating income	23,761	7.1	21,898	6.8

Premium and unamortized financing fees related to redemption of debt	1,483	0.4	66	0.0
Interest expense, net	5,896	1.8	8,811	2.7

Income before income tax expense	16,382	4.9	13,021	4.1
Income tax expense	6,717	2.0	5,362	1.7

Net income	$9,665	2.9%	$7,659	2.4%

     1.     Net Sales. Net sales increased by $14.8 million, or 4.6%, to $334.6 million in the first 26 weeks of 2003 from $319.8 million in the same period last year. This growth reflected an increase of $2.4 million in same store sales and an increase of $12.3 million in new store sales, which reflected the opening of one new store during the first 26 weeks of 2003 and 15 new stores in fiscal 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 0.8% in the first 26 weeks of 2003 versus the same period last year. The increase in same store sales was attributable to higher sales in each of our three major categories, apparel, footwear and hardgoods. Store count at June 29, 2003 was 275 versus 261 at June 30, 2002. We opened one new store and closed one store in the first 26 weeks of 2003 and we opened one new store in the first 26 weeks of 2002. We expect to open approximately 16 to 18 new stores during the remainder of fiscal 2003.

     2.     Gross Profit. Gross profit increased by $5.8 million, or 5.1%, to $120.4 million in the first 26 weeks of 2003 from $114.6 million in the same period last year. Gross profit margin was 36.0% in the first 26 weeks of 2003 compared to 35.8% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in the majority of our product categories, including favorable comparisons in our footwear and hardgoods categories which were partially offset by higher occupancy and distribution center costs when measured as a percentage of sales resulting from a smaller than expected growth in net sales.

     3.     Selling and Administrative. Selling and administrative expenses increased by $3.7 million, or 4.2%, to $91.6 million in the first 26 weeks of 2003 from $87.9 million in the same period last year. The increase was primarily due to a $4.5 million increase in store related expenses primarily resulting from supporting our store growth and increased employee health benefit costs. Other factors impacting the increase were higher advertising expenses of $0.9 million which resulted from supporting our store growth and higher insurance related costs of $0.3 million primarily related to increased director and officers insurance premiums after our IPO. These increases were partially offset by expenses incurred in connection with our IPO which occurred in the 26 weeks ended June 30, 2002. These expenses include management services agreement fees and termination costs paid to Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $1.0 million in the 26 weeks ended June 30, 2002, as well as bonuses paid to our executive officers and directors during the 26 weeks ended June 30, 2002. The bonuses for that period totaled $1.5 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales, selling and administrative expenses were 27.4% for the first 26 weeks of 2003 compared to 27.5%, including IPO related expenses, for the same period last year.

     4.     Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million, or 4.6%, to $5.0 million in the first 26 weeks of 2003 from $4.8 million in the same period last year.

     5.     Premium and Unamortized Financing Fees Related to Redemption of Debt. Premium and unamortized financing fees related to redemption of debt were $1.5 million in the first 26 weeks of 2003 versus $0.1 million in the first 26 weeks of 2002. The $1.5 million charge in the first 26 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of 2003. The $0.1 million charge in the first 26 weeks of 2002 resulted from the repurchase of $2.5 million face value of our senior discount notes and $0.5 million face value of our senior notes in the first quarter of 2002.

     6.     Interest Expense, Net. Interest expense, net decreased by $2.9 million, or 33.1%, to $5.9 million in the first 26 weeks of 2003 from $8.8 million in the same period last year. This decrease reflected lower average interest rates on our credit facility in the first 26 weeks of 2003 versus the first 26 weeks of 2002 and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our 10.875% senior notes during the first quarter of 2003. In the third quarter of fiscal 2002, we used some of the proceeds from our IPO to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Accordingly, interest expense, net included no expense related to those senior discount notes in the first 26 weeks of 2003 versus $2.1 million in the first 26 weeks of 2002.

     7.     Income Taxes. Provision for income taxes was $6.7 million for the first 26 weeks of 2003 and $5.4 million for the first 26 weeks of 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash used in operating activities for the first 26 weeks of 2003 was $5.9 million versus net cash provided by operating activities of $0.9 million for the first 26 weeks of 2002. The change between periods primarily reflects timing of working capital requirements partially offset by higher net income in the first 26 weeks of 2003.

     Capital expenditures for the first 26 weeks of 2003 and 2002 were $1.7 million and $2.7 million, respectively. We expect capital expenditures for the remaining 26 weeks of 2003 will range from $10.0 to $11.0 million, primarily to fund the opening of approximately 16 to 18 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $0.4 million), working capital (approximately $0.4 million, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations).

     Net cash provided by financing activities for the first 26 weeks of 2003 and 2002 was $5.1 million and $73.7 million, respectively. As of June 29, 2003, we had borrowings of $52.1 million and letter of credit commitments of $5.4 million outstanding under our credit facility and $82.8 million of our senior notes outstanding. These balances compare to borrowings of $29.4 million and letter of credit commitments of $4.5 million outstanding under our credit facility, $103.3 million of our senior notes outstanding and $23.6 million of our senior discount notes outstanding as of June 30, 2002. In the third quarter of 2002 we redeemed our senior discount notes following the consummation of the IPO. In the first quarter of 2003 we redeemed $20.0 million face value of our senior notes. During the first 26 weeks ended June 30, 2002, we repurchased $2.8 million face value of our senior discount notes and $0.5 million face value of our senior notes. We had cash of $6.9 million and $79.8 million at June 29, 2003 and June 30, 2002, respectively. On June 28, 2002, we completed an IPO of 8.1 million shares of our common stock, of which 1.6 million shares were sold by selling stockholders. We received $76.4 million in net proceeds from this offering, of which $73.9 million is included in cash at June 30, 2002.

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

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

			(in thousands)
Long-term debt	$82,852	$—	$—	$82,852	$—
Revolving credit facility	52,077	—	52,077	—	—
Letters of credit	5,392	5,392	—	—	—
Operating lease commitments	267,257	36,855	69,844	54,710	105,848

Total	$407,578	$42,247	$121,921	$137,562	$105,848

     Long-term debt consists of our senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our existing or replacement credit facility, expansion of our credit facility or replacement of the credit facility and the issuance of debt or equity securities. The senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our amended and restated credit facility.

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

     We had a five-year, non-amortizing $125.0 million revolving credit facility, which was amended and restated to a three-year non-amortizing $140.0 million revolving credit facility in the first quarter of 2003. The amended and restated credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the amended and restated credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the amended and restated credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The amended and restated credit facility is secured by a first priority security interest in substantially all of our assets.

     The amended and restated credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JPMorgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JPMorgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names) of ours. At June 29, 2003, loans under the amended and restated credit facility bear interest at a rate of LIBOR (1.10% at June 29, 2003) plus 1.50% or the JPMorgan Chase Bank prime lending rate (4.25% at June 29, 2003). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On June 29, 2003, we had $52.1 million in LIBOR and prime lending rate borrowings and letters of credit of $5.4 million outstanding. Our maximum eligible borrowing available under the amended and restated credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the amended and restated credit facility amounted to $59.8 million at June 29, 2003.

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

19

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

     We have a substantial amount of debt. As of June 29, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $134.9 million. Our highly leveraged financial position means:

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.0% of our total purchases during the twelve months ended June 29, 2003, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.2% of our total purchases during the twelve months ended June 29, 2003. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two-year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 15 to 18 months. Any disruption to, or delay in, this process could harm our future operations.

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

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority and Gart Sports Company completed a merger in August 2003. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. The military action taken by the United States and its allies against the government of Iraq could have a short or long term negative economic impact upon the financial markets and our business in general.

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

     We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. All of the outstanding shares of common stock belonging to executive officers, directors and other stockholders are currently “restricted securities” under the Securities Act. Approximately 13,479,853 shares are eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock.

     Green Equity Investors, L.P. owns 6,171,073 shares of our common stock and has the right, on two occasions, to require us to register these shares of common stock at any time pursuant to a registration rights agreement entered into in 1992. In addition, holders of approximately 11,582,165 shares of our common stock, which includes the shares held by Green Equity Investors, L.P., have piggyback registration rights. If Green Equity Investors, L.P. exercises its right to require us to register its shares for resale, the market price of our common stock could decline.

Our executive officers, directors and a substantial stockholder may be able to exert significant control over our future direction.

     Our executive officers and directors, their affiliates and affiliates of Leonard Green & Partners, L.P., together control approximately 43.0% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control, as a practical matter, all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. In addition, we are a party to a stockholders agreement with Green Equity Investors, L.P. and Mr. Steven G. Miller and

Mr. Robert W. Miller that entitles Green Equity Investors, L.P. to nominate one director to our board of directors for as long as it holds at least 5% of our outstanding shares. The agreement also provides that Mr. Steven G. Miller and Mr. Robert W. Miller will vote their shares in favor of Green Equity Investors, L.P.’s nominee and that Green Equity Investors, L.P. will vote its shares to elect Mr. Steven G. Miller and Mr. Robert W. Miller to our board of directors. We are also a party to employment agreements with Mr. Steven G. Miller and Mr. Robert W. Miller that require us to use our best efforts to ensure that each of them continues to be a member of our board of directors. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2003 as compared to the rate at June 29, 2003, our interest expense for 2003 would increase $0.5 million based on the outstanding balance of our credit facility at June 29, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In August 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our August 2003 evaluation. Although the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, there can be no assurance that such disclosure controls and procedures will always achieve their stated goals under all circumstances.

PART II - OTHER INFORMATION

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 4, 2003, we held our annual meeting of stockholders. G. Michael Brown and John G. Danhakl, both of whom are Class A directors, were re-elected to our board of directors. The term of office for the following directors continued after the meeting: Sandra N. Bane (Class B director), Michael D. Miller (Class B director), Robert W. Miller (Class C director) and Steven G. Miller (Class C director).

At the annual meeting, our stockholders approved the following:

Proposal 1: Proposal to elect two Class A directors to the our board of directors, each to hold office until the 2006 annual meeting of stockholders (and until each such director’s successor shall have been duly elected and qualified):

	For Votes	Withheld Votes

G. Michael Brown John G. Danhakl	17,445,875 17,276,800	1,962,270 2,131,345

Proposal 2: Proposal to ratify the appointment of KPMG LLP to serve as our independent auditors for 2003:

Shares

For votes Against votes Abstain votes	17,020,493 2,131,345 10,583

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

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed on May 1, 2003 to report the issuance of a press release on May 1, 2003 announcing our financial information for the quarter ended March 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date:	August 13, 2003	By:	/s/ Steven G. Miller
Steven G. Miller President and Chief Executive Officer

Date:	August 13, 2003	By:	/s/ Charles P. Kirk
Charles P. Kirk Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steven G. Miller, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Big 5 Sporting Goods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 13, 2003

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

Date: August 13, 2003

/s/ Charles P. Kirk Charles P. Kirk Senior Vice President and Chief Financial Officer