Form 10-Q
period 2003-09-28
BIG 5 SPORTING GOODS CORP
filed 2003-11-06
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from___________________to___________________

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

     There were 22,663,927 shares of common stock with a par value of $0.01 per share outstanding at November 5, 2003.

BIG 5 SPORTING GOODS CORPORATION

INDEX

		Page

PART I – FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1	Legal Proceedings	32
Item 2	Changes in Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities	32
Item 4	Submission of Matters to a Vote of Security Holders	32
Item 5	Other Information	32
Item 6	Exhibits and Reports on Form 8-K	32
SIGNATURES		34
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Balance Sheets
(unaudited)
(dollars in thousands)

	September 28,	December 29,
	2003	2002

Assets
Current assets:
Cash	$5,950	$9,441
Trade and other receivables	3,924	9,057
Merchandise inventories	178,381	169,529
Prepaid expenses	2,321	2,385

Total current assets	190,576	190,412

Net property and equipment	43,554	45,104
Deferred income taxes, net	9,658	9,658
Leasehold interest	4,468	5,811
Other assets, at cost	2,337	2,557
Goodwill	4,433	4,433

Total assets	$255,026	$257,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,331	$67,937
Accrued expenses	54,726	49,708

Total current liabilities	107,057	117,645

Deferred rent	11,590	11,525
Long-term debt	116,296	125,131

Total liabilities	234,943	254,301

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,663,927 shares and 22,178,018 shares at September 28, 2003 and December 29, 2002, respectively	227	222
Additional paid-in capital	84,003	84,008
Accumulated deficit	(64,147)	(80,556)

Total stockholders’ equity	20,083	3,674

Total liabilities and stockholders’ equity	$255,026	$257,975

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$183,275	$170,913	$517,917	$490,749
Cost of goods sold, buying and occupancy	118,065	111,806	332,260	317,002

Gross profit	65,210	59,107	185,657	173,747

Operating expenses:
Selling and administrative	48,348	44,450	139,991	132,370
Depreciation and amortization	2,585	2,335	7,628	7,157

Total operating expenses	50,933	46,785	147,619	139,527

Operating income	14,277	12,322	38,038	34,220
Premium and unamortized financing fees related to redemption of debt	—	4,491	1,483	4,557
Interest expense, net	2,848	3,487	8,744	12,298

Income before income taxes	11,429	4,344	27,811	17,365
Income taxes	4,685	1,748	11,402	7,110

Net income	6,744	2,596	16,409	10,255
Redeemable preferred stock dividends	—	4,010	—	7,999

Net income (loss) available to common stockholders	$6,744	$(1,414)	$16,409	$2,256

Earnings (loss) per share:
Basic	$0.30	$(0.07)	$0.72	$0.13

Diluted	$0.30	$(0.07)	$0.72	$0.12

Shares used to calculate earnings per share:
Basic	22,664	21,430	22,646	17,202
Diluted	22,781	21,430	22,720	18,414

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Consolidated Condensed Statements of Cash Flows
(unaudited)
(dollars in thousands)

	39 Weeks Ended

	September 28,	September 29,
	2003	2002

Cash flows from operating activities:
Net income	$16,409	$10,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,628	7,157
Amortization of deferred finance charge and discounts	452	2,068
Premium and unamortized financing fees related to redemption of debt	1,483	4,564
Loss on disposal of equipment and leasehold interest	140	6
Change in assets and liabilities:
Merchandise inventories	(8,852)	(7,450)
Trade accounts receivable, net	5,133	3,288
Prepaid expenses and other assets	(537)	(155)
Accounts payable	(2,481)	(2,735)
Accrued expenses	(4,479)	(7,362)
Legal settlement	–	(2,465)

Net cash provided by operating activities	14,896	7,171

Cash flows from investing activities — purchase of property and equipment	(4,810)	(4,448)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and other	7,518	16,669
Repurchase of long-term debt	(21,095)	(30,473)
Repurchase of Series A preferred stock	—	(67,921)
Issuance of stock, net of repurchases	—	79,363
Equity issuance costs	—	(1,664)

Net cash used in financing activities	(13,577)	(4,026)

Net decrease in cash	(3,491)	(1,303)
Cash at beginning of period	9,441	7,865

Cash at end of period	$5,950	$6,562

Supplemental disclosures of non-cash financing activities:
Dividends on preferred stock	$—	$7,999

Accrual of initial public offering costs	$—	$523

Supplemental disclosures of cash flow information:
Interest paid	$6,382	$6,906

Income taxes paid	$10,099	$11,842

See accompanying notes to condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation and Description of Business

     We operate in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 282 stores at September 28, 2003 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado. We are a holding company that operates our business through Big 5 Corp., our wholly owned subsidiary.

     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly and in accordance with accounting principles generally accepted in the United States of America (GAAP) the financial position as of September 28, 2003 and December 29, 2002 and the results of operations and cash flows for the 13 and 39 week periods ended September 28, 2003 and September 29, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(2)	Reclassifications

     Certain prior year balances in the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation.

(3)	Initial Public Offering and Debt Redemption

     In June 2002, we completed an initial public offering (IPO) of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In July 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors which were funded by a reduction in the redemption price otherwise applicable to our preferred stock and repurchased 0.5 million shares of our common stock from non-executive employees. In the first quarter of fiscal 2003 we redeemed $20.0 million face value of our 10.875% senior notes due 2007 using borrowings under our credit facility.

     Our accompanying statements of operations report net income and earnings per diluted share in accordance with GAAP. In addition, we internally use pro forma reporting to evaluate our operating performance without regard to certain non-recurring financial effects of the IPO in 2002, including the exercise of the underwriters’ over-allotment option, or certain financial effects of the 2003 partial senior note redemption. We believe this presentation will provide investors with additional insight into our operating results. The pro forma figures assume that the IPO took place at the beginning of 2002 and exclude the effects of certain IPO-related expenses and debt redemption premiums. The following table contains a reconciliation of the pro forma adjustments to GAAP for the 13 weeks ended September 29, 2002 and 39 weeks ended September 29, 2002 and September 28, 2003. There were no pro forma adjustments related to the IPO or debt redemption for the 13 weeks ended September 28, 2003.

		39 Weeks Ended
	13 Weeks Ended
	September 29, 2002	September 28, 2003	September 29, 2002

	(unaudited)	(unaudited)
	(in thousands except earnings per share data)
Reported net income (loss) available to common stockholders	$(1,414)	$16,409	$2,256
Redeemable preferred stock dividends (a)	4,010	—	7,999

Reported net income	2,596	16,409	10,255
Bonus expense (b)	471	—	1,962
Management fees (c)	—	—	1,044
Interest expense (d)	2	—	1,775
Premium and unamortized financing fees related to redemption of debt (e)	4,491	1,483	4,557
Income taxes (f)	(2,029)	(608)	(3,822)

Pro forma net income available to common stockholders	$5,531	$17,284	$15,771

Pro forma earnings per share – diluted	$0.24	$0.76	$0.70

Pro forma weighted average shares outstanding – diluted	22,664	22,720	22,664

(a)	To eliminate dividends and redemption premium on preferred stock redeemed in connection with the IPO.

(b)	To eliminate from selling and administrative expenses, the payment of bonuses that was funded through a reduction of the redemption price that would otherwise have been applicable to redemption of the company’s outstanding preferred stock.

(c)	To eliminate from selling and administrative expenses, management services agreement fees and the management services agreement termination cost incurred in connection with the IPO.

(d)	To eliminate interest expense and amortization of debt issue costs associated with the senior discount notes redeemed in connection with the IPO and to reflect interest expense on incremental borrowings under the credit facility in connection with the IPO.

(e)	To eliminate the premium and unamortized financing fees associated with the 2003 partial redemption of senior notes (2003 adjustment only) and the redemption of the senior discount notes in connection with the IPO (2002 adjustment only).

(f)	To reflect tax expense (benefit) for items (b) through (e) noted above at the effective tax rate.

(4)	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock:

	13 weeks ended		39 weeks ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
	(in thousands except earnings per share data)
Net income	$6,744	$2,596	$16,409	$10,255
Less: Preferred stock dividends	—	4,010	—	7,999

Net income (loss) available to common stockholders	$6,744	$(1,414)	$16,409	$2,256

Basic earnings (loss) per share:
Net income (loss)	$0.30	$(0.07)	$0.72	$0.13

Diluted earnings (loss) per share:
Net income (loss)	$0.30	$(0.07)	$0.72	$0.12

Weighted average shares of common stock outstanding
Basic	22,664	21,430	22,646	17,202
Dilutive effect of options	117	—	55	—
Dilutive effect of unvested restricted stock	—	—	—	726
Dilutive effect of outstanding warrant	—	—	19	486

Diluted	22,781	21,430	22,720	18,414

The outstanding warrant was exercised in the first quarter of fiscal 2003. Options to purchase an additional 59,000 shares of common stock that were outstanding at September 28, 2003 were not included in the computation of diluted earnings per share for the 39 weeks ended September 28, 2003 because the exercise price of these options was greater than the average market price of our common stock during this period and thus would be antidilutive. However, these same options were included in the computation of diluted earnings per share for the 13 weeks ended September 28, 2003 as the exercise price of these options was less than the average market price of our common stock during this period.

(5)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for interim and annual periods beginning after December 15, 2002.

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

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income (loss), as reported	$6,744	$(1,414)	$16,409	$2,256
Deduct: Total stock-based employee compensation expense determined under fair-value-based methods for all awards, net of related tax effects	107	62	275	159

Pro forma net income (loss)	$6,637	$(1,476)	$16,134	$2,097

Earnings (loss) per share:
Basic – as reported	0.30	(0.07)	0.72	0.13
Basic – pro forma	0.29	(0.07)	0.71	0.12
Diluted – as reported	0.30	(0.07)	0.72	0.12
Diluted – pro forma	0.29	(0.07)	0.71	0.11
Risk free interest rate	—	3.6%	3.3%	3.6%
Expected lives	—	9 years	9 years	9 years
Expected volatility	—	60%	65%	60%
Expected dividends	—	—	—	—

The assumptions used in the Black Scholes calculations are reflective of the information at the date of grant. There was one grant date during the 39 weeks ended September 28, 2003 and two grant dates during the 39 weeks ended September 29, 2002.

(6)	Vendor Payments

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates or allowances. EITF Issue No. 02-16 presumes that cash consideration received from a vendor represents a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless (i) it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or (ii) it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for us in the first quarter of 2003, and had no impact on our financial statements, as we have historically accounted for vendor payments in accordance with the provisions of this standard.

(7)	Repurchase of Debt

In January 2003, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, if any. We recognized $1.5 million and $4.6 million in premium and related unamortized financing fees in the 39 weeks ended September 28, 2003 and September 29, 2002, respectively. The $1.5 million charge in the first 39 weeks of 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of 2003. The $4.6 million charge in the first 39 weeks of 2002 resulted from the repurchase of $2.5 million face value of our senior discount notes and $0.5 million face value of our 10.875% senior notes in the first quarter of 2002 and redemption in the third quarter of 2002 of all of our remaining senior discount notes for an aggregate redemption price of approximately $27.5 million. The $4.6 million charge consists of $4.0 million in redemption premium and $0.6 million in unamortized deferred financing costs associated with the related debt.

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

Depreciation and Amortization

     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us, amortization of leasehold interest and non-cash rent expense.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition.

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

13 Weeks Ended September 28, 2003 Compared to 13 Weeks Ended September 29, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	September 28, 2003		September 29, 2002

	(unaudited)
	(dollars in thousands)
Net sales	$183,275	100.0%	$170,913	100.0%
Cost of sales	118,065	64.4	111,806	65.4

Gross profit	65,210	35.6	59,107	34.6

Operating expenses:
Selling and administrative	48,348	26.4	44,450	26.0
Depreciation and amortization	2,585	1.4	2,335	1.4

Total operating expenses	50,933	27.8	46,785	27.4

Operating income	14,277	7.8	12,322	7.2

Premium and unamortized financing fees related to redemption of debt	—	0.0	4,491	2.6
Interest expense, net	2,848	1.6	3,487	2.1

Income before income taxes	11,429	6.2	4,344	2.5
Income taxes	4,685	2.5	1,748	1.0

Net income	$6,744	3.7%	$2,596	1.5%

     1.     Net Sales. Net sales increased by $12.4 million, or 7.2%, to $183.3 million in the 13 weeks ended September 28, 2003 from $170.9 million in the same period last year. This growth reflected an increase of $5.6 million in same store sales and an increase of $7.1 million in new store sales, which reflected the opening of 21 new stores since June 30, 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 3.3% in the 13 weeks ended September 28, 2003 versus the same period last year, representing the thirty-first consecutive quarterly increase in same store sales over comparable prior periods. This 3.3% increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel, with the apparel category providing the strongest performance. Store count at September 28, 2003 was 282 versus 265 at September 29, 2002. We opened seven new stores in the 13 weeks ended September 28, 2003 and we opened four new stores in the 13 weeks ended September 29, 2002. We expect to open eleven new stores during the remainder of fiscal 2003. Subsequent to September 28, 2003, there were a significant number of fires throughout the Southern California region. While we initially saw a slight decrease in our sales as a result of the fires, we do not believe these fires will have a significant impact on our fourth quarter or full fiscal year sales.

     2.     Gross Profit. Gross profit increased by $6.1 million, or 10.3%, to $65.2 million in the 13 weeks ended September 28, 2003 from $59.1 million in the same period last year.

Gross profit margin was 35.6% in the 13 weeks ended September 28, 2003 compared to 34.6% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved product selling margin comparisons in each of our three major product categories. These increases were partially offset by a 0.1% increase in distribution costs when measured as a percentage of sales resulting primarily from increased trucking-related costs.

     3.     Selling and Administrative. Selling and administrative expenses increased by $3.8 million, or 8.8%, to $48.3 million in the 13 weeks ended September 28, 2003 from $44.5 million in the same period last year. The increase was driven by a $2.5 million increase in store-related expenses primarily resulting from the need to support our store growth, increased employee health benefit costs, increased workers’ compensation costs and higher credit and debit card fees related to increased use of credit and debit cards by our customers. Our advertising expenses increased by $1.6 million due to a difference in the timing of advertising expenses, an increase in the number of stores since the same period last year, and a printing cost credit recorded in the third quarter of last year. These absolute and percentage increases in selling and administrative were not as high as they otherwise might have been, because during the 13 weeks ended September 29, 2002, we incurred expenses in connection with our IPO. These expenses include bonuses paid to our executive officers and directors which totaled $0.5 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales, selling and administrative expenses were 26.4% for the 13 weeks ended September 28, 2003 compared to 26.0%, including IPO related expenses, for the same period last year.

     4.     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 10.7%, to $2.6 million for the 13 weeks ended September 28, 2003 from $2.3 million for the same period last year, primarily due to the increase in store count to 282 stores at the end of the third quarter of fiscal 2003 from 265 stores at the end of the third quarter of fiscal 2002.

     5.     Premium and Unamortized Financing Fees Related to Redemption of Debt. There were no premium and unamortized financing fees related to redemption of debt in the 13 weeks ended September 28, 2003 versus $4.5 million in the 13 weeks ended September 29, 2002. The $4.5 million charge in the 13 weeks ended September 29, 2002 resulted from the redemption in the third quarter of fiscal 2002 following our IPO of all of our remaining senior discount notes for an aggregate redemption price of approximately $27.5 million.

     6.     Interest Expense, Net. Interest expense, net decreased by $0.7 million, or 18.3%, to $2.8 million in the 13 weeks ended September 28, 2003 from $3.5 million in the same period last year. This decrease reflected lower overall debt balances in the 13 weeks ended September 28, 2003 versus the 13 weeks ended September 29, 2002, lower average interest rates on our credit facility in the 13 weeks ended September 28, 2003 versus the 13 weeks ended September 29, 2002, and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our 10.875% senior notes during the first quarter of fiscal 2003. In the third quarter of fiscal 2002, we used some of the proceeds from our IPO to redeem all of our remaining senior discount notes for an aggregate redemption price of approximately $27.5 million.

     7.     Income Taxes. Provision for income taxes was $4.7 million for the 13 weeks ended September 28, 2003 and $1.7 million for the 13 weeks ended September 29, 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

39 Weeks Ended September 28, 2003 Compared to 39 Weeks Ended September 29, 2002

     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended

	September 28, 2003		September 29, 2002

	(unaudited)
	(dollars in thousands)
Net sales	$517,917	100.0%	$490,749	100.0%
Cost of sales	332,260	64.2	317,002	64.6

Gross profit	185,657	35.8	173,747	35.4

Operating expenses:
Selling and administrative	139,991	27.0	132,370	27.0
Depreciation and amortization	7,628	1.5	7,157	1.4

Total operating expenses	147,619	28.5	139,527	28.4

Operating income	38,038	7.3	34,220	7.0

Premium and unamortized financing fees related to redemption of debt	1,483	0.2	4,557	1.0
Interest expense, net	8,744	1.7	12,298	2.5

Income before income taxes	27,811	5.4	17,365	3.5
Income taxes	11,402	2.2	7,110	1.4

Net income	$16,409	3.2%	$10,255	2.1%

     1.     Net Sales. Net sales increased by $27.2 million, or 5.5%, to $517.9 million in the first 39 weeks of fiscal 2003 from $490.7 million in the same period last year. This growth reflected an increase of $8.0 million in same store sales and an increase of $19.4 million in new store sales, which reflected the opening of eight new stores during the first 39 weeks of fiscal 2003 and 15 new stores in fiscal 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 1.6% in the first 39 weeks of fiscal 2003 versus the same period last year. The increase in same store sales was attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel, with the apparel category providing the strongest performance. Store count at September 28, 2003 was 282 versus 265 at September 29, 2002. We opened eight new stores and closed one store in the first 39 weeks of fiscal 2003 and we opened five new stores in the first 39 weeks of fiscal 2002. We expect to open approximately eleven new stores during the remainder of fiscal 2003. Subsequent to September 28, 2003, there were a significant number of fires throughout the Southern California region. While we initially saw a slight decrease in our sales as a result of the fires, we do not believe these fires will have a significant impact on our fourth quarter or full fiscal year sales.

     2.     Gross Profit. Gross profit increased by $12.0 million, or 6.9%, to $185.7 million in the first 39 weeks of fiscal 2003 from $173.7 million in the same period last year. Gross profit margin was 35.8% in the first 39 weeks of fiscal 2003 compared to 35.4% in the same period last year. We were able to achieve higher gross profit margins primarily due to improved selling margins in each of our three major product categories, partially offset by higher occupancy and distribution center costs when measured as a percentage of sales resulting from a smaller than expected growth in net sales.

     3.     Selling and Administrative. Selling and administrative expenses increased by $7.6 million, or 5.8%, to $140.0 million in the first 39 weeks of fiscal 2003 from $132.4 million in the same period last year. The increase was driven by a $7.0 million increase in store-related expenses primarily resulting from the need to support our store growth, increased employee health benefit costs, increased workers’ compensation costs and higher credit and debit card fees related to increased use of credit and debit cards by our customers. Our advertising expenses increased by $2.5 million due to our store growth and a printing cost credit received in the third quarter of last year. Insurance-related costs increased by $0.3 million, primarily as a result of increased directors’ and officers’ insurance premiums after our IPO. These absolute and percentage increases in selling and administrative were not as high as they otherwise might have been, because during the 39 weeks ended September 29, 2002, we incurred expenses in connection with our IPO. These expenses include management services agreement fees and termination costs paid to Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $1.0 million in the 39 weeks ended September 29, 2002, as well as bonuses paid to our executive officers and directors during the 39 weeks ended September 29, 2002. The bonuses for that period totaled $2.0 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales, selling and administrative expenses were 27.0% for the first 39 weeks of fiscal 2003 compared to 27.0%, including IPO related expenses, for the same period last year.

     4.     Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million, or 6.6%, to $7.6 million in the first 39 weeks of fiscal 2003 from $7.2 million in the same period last year, primarily due to the increase in store count to 282 stores at the end of the third quarter of fiscal 2003 from 265 stores at the end of the third quarter of fiscal 2002.

     5.     Premium and Unamortized Financing Fees Related to Redemption of Debt. Premium and unamortized financing fees related to redemption of debt were $1.5 million in the first 39 weeks of fiscal 2003 versus $4.6 million in the first 39 weeks of fiscal 2002. The $1.5 million charge in the first 39 weeks of fiscal 2003 resulted from a $1.1 million premium related to the redemption of $20.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs which totaled $0.4 million in the first quarter of fiscal 2003. The $4.6 million charge in the first 39 weeks of fiscal 2002 resulted from the repurchase of $2.5 million face value of our senior discount notes and $0.5 million face value of our 10.875% senior notes in the first quarter of fiscal 2002 and redemption of all of our remaining senior discount notes for an aggregate redemption price of approximately $27.5 million in the third quarter of fiscal 2002 following our IPO. The $4.6 million charge consists of $4.0 million in redemption premium and $0.6 million in unamortized deferred financing costs associated with the related debt.

     6.     Interest Expense, Net. Interest expense, net decreased by $3.6 million, or 28.9%, to $8.7 million in the first 39 weeks of fiscal 2003 from $12.3 million in the same period last year. This decrease reflected lower interest rates on our credit facility in the first 39 weeks of fiscal 2003 versus the first 39 weeks of fiscal 2002 and lower average interest costs associated with the use of borrowings from our credit facility to redeem $20.0 million of our 10.875% senior notes during the first quarter of fiscal 2003. In the third quarter of fiscal

2002, we used some of the proceeds from our IPO to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Accordingly, interest expense, net included no expense related to those senior discount notes in the first 39 weeks of fiscal 2003 versus $2.1 million in the first 39 weeks of fiscal 2002.

     7.     Income Taxes. Provision for income taxes was $11.4 million for the first 39 weeks of fiscal 2003 and $7.1 million for the first 39 weeks of fiscal 2002. Our effective income tax rate was 41% for both periods. Income taxes are based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the year. The effective rate is subject to ongoing evaluation by management.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities for the first 39 weeks of fiscal 2003 and fiscal 2002 was $14.9 million and $7.2 million, respectively. The change between periods primarily reflects higher net income in the first 39 weeks of fiscal 2003 and the payment of a legal settlement of a wage/hour class action lawsuit during the 39 weeks ended September 29, 2002.

     Capital expenditures for the first 39 weeks of fiscal 2003 and 2002 were $4.8 million and $4.4 million, respectively. We expect capital expenditures for the remaining 13 weeks of fiscal 2003 will range from $6.0 to $7.0 million, primarily to fund the opening of 11 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. Our store format requires a low investment in furniture and equipment (approximately $0.4 million), working capital (approximately $0.4 million, net of amount financed by vendors through trade payables, which is typically one-third) and real estate (leased “built-to-suit” locations). Based on our expected net sales and store growth, we currently plan to replace our existing distribution center during the next 15 to 18 months at a cost of approximately $15 million. We expect to fund these capital expenditures from operating cash flows and borrowings under our revolving credit facility. We anticipate that these expenditures will be incurred primarily in the fourth quarter of fiscal 2004 and the first half of fiscal 2005.

     Net cash used by financing activities for the first 39 weeks of fiscal 2003 and fiscal 2002 was $13.6 million and $4.0 million, respectively. As of September 28, 2003, we had borrowings of $33.4 million and letter of credit commitments of $5.8 million outstanding under our credit facility and $82.9 million of our 10.875% senior notes outstanding. These balances compare to borrowings of $44.7 million and letter of credit commitments of $7.9 million outstanding under our prior credit facility and $103.3 million of our 10.875% senior notes outstanding as of September 29, 2002. In the third quarter of fiscal 2002 we redeemed our senior discount notes following the consummation of the IPO. During the first 39 weeks ended September 29, 2002, we also repurchased $0.5 million face value of our 10.875% senior notes. In the first quarter of fiscal 2003 we redeemed $20.0 million face value of our 10.875% senior notes. We had cash of $6.0 million and $6.6 million at September 28, 2003 and September 29, 2002, respectively.

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

     Our principal future obligations and commitments, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

			(in thousands)
Long-term debt	$82,870	$—	$—	$82,870	$—
Revolving credit facility	33,426	—	33,426	—	—
Letters of credit	5,834	5,834	—	—	—
Operating lease commitments	267,257	36,855	69,844	54,710	105,848

Total	$389,387	$42,689	$103,270	$137,580	$105,848

     Long-term debt consists of our 10.875% senior notes that mature on November 13, 2007. We expect to repay our senior notes by the maturity date using a combination of drawings under our credit facility, an expansion or replacement of the credit facility, and the issuance of debt or equity securities. The senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our credit facility.

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

     We had a five-year, non-amortizing $125.0 million revolving credit facility, which was amended and restated to a three-year non-amortizing $140.0 million revolving credit facility in the first quarter of 2003. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The facility is secured by a first priority security interest in substantially all of our assets.

     The credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JPMorgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JPMorgan Chase Bank prime lending rate plus 0.75%, and is secured by our trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names). At September 28, 2003, loans under the credit facility bear interest at a rate of LIBOR (1.12% at September 28, 2003) plus 1.50% or the JPMorgan Chase Bank prime lending rate (4.00% at September 28, 2003). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the credit facility. On September 28, 2003, we had $33.4 million in LIBOR and prime lending rate borrowings and letters of credit of $5.8 million outstanding. Our maximum eligible borrowing available under the credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the credit facility amounted to $67.3 million at September 28, 2003.

     We recently announced that we will redeem $35 million principal amount of our 10.875% senior notes due 2007, using borrowings available under our credit facility. Following the redemption, which is scheduled to be completed in early December 2003, the outstanding balance of our 10.875% senior notes will be reduced to $48.1 million from an original face amount of $131 million when the notes were first issued in November 1997.

     Our credit facility and the indenture governing our senior notes contain various financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our credit facility and the indenture governing our senior notes also restrict our ability to engage in mergers or acquisitions, sell assets or pay dividends. We are currently in compliance with all covenants under our credit facility and the indenture governing our senior notes.

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

     We have a substantial amount of debt. As of September 28, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $116.3 million. Our highly leveraged financial position means:

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

     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, the increasing cost of electricity and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, such as those that occurred in the winter of 2002-2003, inclement weather or other localized conditions such as flooding, fires (such as the recent major fires), earthquakes or electricity blackouts could harm our operations. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

     Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

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

     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.2% of our total purchases during the twelve months ended September 28, 2003, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 35.9% of our total purchases during the twelve months ended September 28, 2003. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

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

Because an equity owner of a substantial stockholder is a member of the board of directors of one of our competitors, there may be conflicts of interest.

     Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds approximately 27% of our outstanding common stock and also holds approximately 12.8% of the outstanding common stock of The Sports Authority, Inc., one of our competitors. John G. Danhakl, an equity owner of Leonard Green & Partners, L.P., currently serves on our board of directors. Jonathan D. Sokoloff, an equity owner of Leonard Green & Partners, L.P. and a former member of our board of directors, currently serves on The Sports Authority, Inc.’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us, including the pursuit of certain business opportunities presented to Leonard Green & Partners, L.P. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission (the “SEC”), have required and will require changes in some of our corporate governance practices. The Act also requires the SEC to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, Nasdaq has proposed revisions to its requirements for companies that are quoted on The Nasdaq Stock Market, Inc.’s National Market. We expect these new rules and regulations may increase our legal and financial compliance costs and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, depending in part on overall conditions in that insurance market, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

     The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, JC Penney and Sears;

•	specialty sporting goods shops and pro shops, such as The Athlete’s Foot and Foot Locker;

•	sporting goods superstores, such as The Sports Authority, Inc., and its other operating units, Oshman’s, Sportmart and Gart Sports Company; and

•	internet retailers.

     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority and Gart Sports Company, completed a merger in August 2003 and now operate under the name The Sports Authority, Inc. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

     Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. The military action taken by the United States and its allies in Iraq could have a short or long-term negative economic impact upon the financial markets and our business in general.

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

     We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. At September 28, 2003, there were 22,663,927 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or reduce our ability to raise capital by offering equity securities.

     Green Equity Investors, L.P. owns 6,171,074 shares of our common stock and has the right, on two occasions, to require us to register these shares of common stock at any time pursuant to a registration rights agreement entered into in 1992. Pursuant to the exercise by Green Equity Investors, L.P. of this right, we filed a registration statement with the Securities and Exchange Commission on October 8, 2003 to register for resale all of the shares of our common stock owned by it. The registration statement was declared effective on October 16, 2003. In addition, holders of approximately 9.1 million shares of our common stock, which includes the shares held by Green Equity Investors, L.P., have piggyback registration rights with respect to certain offerings of our common stock. The exercise by Green Equity Investors, L.P. of its right to require us to register its shares for resale, or the offering for resale or resale of such shares, could cause the market price of our common stock to decline.

Our executive officers, directors and a substantial stockholder may be able to exert significant control over our future direction.

     Our executive officers and directors, their affiliates and affiliates of Leonard Green & Partners, L.P., together control approximately 43.0% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control, as a practical matter, all matters requiring our stockholders’ approval, including the election of directors and approval of significant corporate transactions. In addition, we are a party to an amended and restated stockholders agreement with Green Equity Investors, L.P., Steven G. Miller and Robert W. Miller that entitles Green Equity Investors, L.P. to nominate one director to our board of directors for as long as it and its affiliates hold at least 5% of our outstanding shares. The agreement also provides that Steven G. Miller and Robert W. Miller will vote their shares in favor of Green Equity Investors, L.P.’s nominee and that Green Equity Investors, L.P. will vote its shares to elect Steven G. Miller and Robert W. Miller to our board of directors. If Green Equity Investors, L.P. sells all of the shares of our common stock that we have registered for resale with the Securities and Exchange Commission, the amended and restated stockholders agreement will terminate, and our executive officers and directors, their affiliates and affiliates of Leonard Green & Partners, L.P. together will control approximately 15.2% of our outstanding common stock, and thus will not have the ability to exert as much control over us as they do now. We are also a party to employment agreements with Steven G. Miller and Robert W. Miller that require us to use our best efforts to ensure that each of them continues to be a member of our board of directors. As a result, this concentration of ownership and representation on our board of directors may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might reduce the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2003 as compared to the rate at September 28, 2003, our interest expense for 2003 would increase $0.3 million based on the outstanding balance of our credit facility at September 28, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since September 28, 2003, the date as of which our disclosure controls and procedures were last evaluated.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On October 8, 2003, we filed a registration statement with the Securities and Exchange Commission to register for resale the 6,171,074 shares of our common stock owned by Green Equity Investors, L.P. The registration statement was declared effective on October 16, 2003. We have agreed to maintain the effectiveness of the registration statement for a period of 180 days unless the distribution of shares pursuant to the registration statement is completed prior to the end of that period.

     On November 5, 2003, we announced that we will redeem $35 million principal amount of our 10.875% senior notes due 2007, using funds available under our revolving credit facility. Following the redemption, which is scheduled to be completed in early December 2003, the outstanding balance of our 10.875% senior notes will be reduced to $48.1 million from an original face amount of $131 million when the notes were issued in November 1997.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Number	Description of Document
32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

     (b)  Reports on Form 8-K

           A Current Report on Form 8-K was filed on July 30, 2003 to report the issuance of a press release on July 30, 2003 announcing our financial information for the quarter ended June 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: November 5, 2003	By: /s/ Steven G. Miller

Steven G. Miller
President and Chief Executive Officer

Date: November 5, 2003	By: /s/ Charles P. Kirk

Charles P. Kirk
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)