Form 10-K
period 2003-12-28
BIG 5 SPORTING GOODS CORP
filed 2004-03-12
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Common Stock, par value $.01 per share

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $133,669,171.90 as of June 27, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for June 27, 2003. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

     22,664,627 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of shareholders to be held on June 3, 2004.

PART I

Item 1:	Business

General

      We are the leading sporting goods retailer in the western United States, operating 293 stores in 10 states under the “Big 5 Sporting Goods” name at December 28, 2003. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

      We believe that over the past 49 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

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

      In June 2002, we completed an initial public offering (“IPO”) of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In July 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding 13.45% senior discount notes due 2008 and 13.45% senior exchangeable preferred stock, paid bonuses to executive officers and directors which were funded by a reduction in the redemption price of our preferred stock and repurchased 0.5 million shares of our common stock from non-executive employees.

      Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to generate consistent, profitable growth. As of December 28, 2003, we have realized 32 consecutive quarterly increases in same store sales over comparable prior periods. All but one of our stores has generated positive store-level operating profit in each of the past five fiscal years. In fiscal 2003, we generated net sales of $709.7 million, operating income of $58.7 million, net income excluding charges from debt redemption of $28.3 million and diluted earnings per share excluding charges from debt redemption of $1.25. When measured in accordance with generally accepted accounting principles (“GAAP”), net income was $26.3 million and diluted earnings per share was $1.16. For the past four fiscal years, our net sales and operating income have increased at compounded annual growth rates of 8.4% and 16.6%, respectively. We believe our success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model.

      We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly owned subsidiary incorporated in Delaware on October 27, 1997. As of the beginning of fiscal 2004, we conduct our gift card operations through Big 5 Services Corp., a wholly owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.

      Our Internet address is www.big5sportinggoods.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Expansion and Store Development

      Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 79 stores, an average of 16 new stores annually, of which 72% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other				Number of Stores
Year	California	Markets	Total	Stores Relocated	Stores Closed	at Period End

1999	3	12	15	(1)	(1)	234
2000	5	10	15	—	—	249
2001	3	12	15	(4)	—	260
2002	6	9	15	—	—	275
2003	5	14	19	—	(1)	293

      Our format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 60,000 people. Our 11,000 square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

      New store openings represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores become profitable. Our store format requires investments of approximately $0.4 million in fixtures and equipment and approximately $0.4 million in net working capital with limited pre-opening and real estate expenses related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores. Based on our operating experience, a new store typically achieves store-level return on investment of approximately 40% in its first full fiscal year of operation.

      Our in-house store development personnel, who have opened an average of 16 stores during each of the past 5 fiscal years, analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We opened 19 new stores and closed one store in fiscal 2003 and expect to open 15 to 20 new stores in fiscal 2004.

Management Experience

      We believe the experience, commitment and tenure of our professional staff drive our superior execution and strong operating performance and give us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas as of December 28, 2003:

		Average
	Number of	Number of
	Employees	Years With Us

Senior Management	6	26
Vice Presidents	8	23
Buyers	13	19
Store District/ Division Supervisors	32	19
Store Managers	293	9

Merchandising

      We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. We offer a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. As a key element of our long history of success, we offer consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise.

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

      The following table illustrates our mix of hard goods, which are durable items such as fishing rods and golf clubs, and soft goods, which are non-durable items such as shirts and shoes, as a percentage of net sales:

	Fiscal Year

	2000	2001	2002	2003

Soft Goods
Athletic and sport apparel	16.2%	16.5%	15.9%	16.1%
Athletic and sport footwear	29.8	30.3	30.8	30.4

Total soft goods	46.0	46.8	46.7	46.5
Hard goods	54.0	53.2	53.3	53.5

Total	100.0%	100.0%	100.0%	100.0%

      We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Crosman	Icon (Proform)	Rawlings	Shimano
Asics	Easton	JanSport	Razor	Spalding
Bausch & Lomb	Everlast	K2	Reebok	Speedo
Browning	Fila	Lifetime	Remington	Timex
Bushnell	Footjoy	Mizuno	Rockport	Titleist
Casio	Franklin	New Balance	Rollerblade	Under Armour
Coleman	Head	Nike	Russell Athletic	Wilson
Columbia	Hillerich & Bradsby	Prince	Saucony	Zebco

      We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment and fishing supplies.

      Private label merchandise is sold under the labels Fives, Court Casuals, Sport Essentials, Rugged Exposure, Golden Bear, Pacifica, South Bay and Kemper, the last of which is licensed from a third party.

      Through our 49 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

      Our 13 buyers, who average 19 years of experience with us, work closely with senior management to determine the product selection, promotion and pricing of our merchandise mix. Management utilizes an integrated merchandising, distribution, point-of-sale and financial information system to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

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

Vendor Relationships

      We have developed strong vendor relationships over the past 49 years. In fiscal 2003, no single vendor represented greater than 6.1% of total purchases. We believe current relationships with our vendors are good.

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

Distribution

      We maintain a 440,000 square foot leased distribution center in Fontana, California that services all of our stores. The distribution center is fully integrated with our management information systems that provide warehousing and distribution capabilities. The distribution center was constructed in 1990 and warehouses the majority of the merchandise carried in our stores. We estimate that 98% of all store merchandise is received from this distribution center. We distribute merchandise from the distribution center to our stores at least once a week, Monday through Saturday, using a fleet of 34 leased and two owned tractors, as well as contract carriers. Our lease for the distribution center has an initial term that expires in 2006 and includes three additional five-year renewal options. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. Based on our expected net sales and store growth, we plan to replace our existing distribution center during the next 12 to 24 months at a cost of approximately $15 million.

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

      Mass Merchandisers. This category includes discount retailers such as Wal-Mart, Target and Kmart and department stores such as JC Penney, Sears and Kohl’s. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or free-standing sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers. Although generally price competitive, discount and department stores typically have limited customer service in their sporting goods departments.

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

      Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be freestanding locations. These stores emphasize high volume sales and a large number of stock keeping units. Examples include Sport Chalet and The Sports Authority, Inc., as well as its other operating units, Oshman’s, Sportmart and Gart Sports Company.

      Internet Retailers. This category consists of numerous retailers that sell a broad array of new and used sporting goods products via the internet.

      We compete successfully with each of the competitors discussed above by focusing on what we believe are the primary factors of competition in the sporting goods retail industry. These factors include experienced and knowledgeable personnel; customer service; breadth, depth, price and quality of merchandise offered; advertising; purchasing and pricing policies; effective sales techniques; direct involvement of senior officers in monitoring store operations; management information systems and store location and format.

Employees

      We manage our stores through regional, district and store-based personnel. Our Senior Vice President of Store Operations has general oversight responsibility for all of our stores. Field supervision is led by five regional supervisors who report directly to the Vice President of Store Operations and who oversee 27 district supervisors. The district supervisors are each responsible for an average of 11 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers, at least one full-time cashier, at least one management trainee and a complement of full and part-time associates.

      As of December 28, 2003, we had approximately 7,123 full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents 449 hourly employees in our distribution center and some of our retail personnel in our stores. In September 2000, we negotiated two contracts with Local 578 covering these employees. These contracts expire on August 31, 2005. We have not had a strike or work stoppage in the last 23 years. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that our employee relations are good.

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

Description of Service Marks and Trademarks

      We use the Big 5 and Big 5 Sporting Goods names as service marks in connection with our business operations and have registered these names as federal service marks. These service marks are due for renewal in 2005 and 2013, respectively. We have also registered Court Casuals, Golden Bear, Pacifica, Rugged Exposure and South Bay as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2004 to 2013. We believe we will be successful in renewing the trademark registrations scheduled for renewal in 2004.

Item 2:	Properties

Properties

      We lease all but one of our store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term from inception of our existing leases, taking into account renewal options, is approximately 25 years. Of the total store leases we have, only 15 are due to expire in the next five years without renewal options.

Our Stores

      Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits. In fiscal 2003, we processed approximately 22.8 million sales transactions and our average transaction size was approximately $31.

      Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with net sales per gross square foot of approximately $227 for fiscal 2003. Our high net sales per square foot combined with our efficient store-level operations and low store maintenance costs allow us to generate consistently strong store-level returns. All but one of our stores open at least a year have generated positive store-level operating profit in each of the past five fiscal years. In addition, we have never closed a store due to poor performance. The following table details our store locations as of December 28, 2003:

	Year	Number	Percentage of Total
Regions	Entered	of Stores	Number of Stores

California:
Southern California	1955	92	31.4%
Northern California	1972	77	26.3

Total California		169	57.7
Washington	1984	35	11.9
Arizona	1993	22	7.5
Oregon	1995	16	5.5
Texas	1995	10	3.4
Nevada	1978	10	3.4
Utah	1997	10	3.4
New Mexico	1995	9	3.1
Idaho	1994	8	2.7
Colorado	2001	4	1.4

Total		293	100.0%

Item 3:	Legal Proceedings

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

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock, par value $0.01 per share, has traded on the Nasdaq National Market under the symbol “BGFV” since June 25, 2002. The following table sets forth the high and low sale prices for our common stock as reported by the Nasdaq National Market during fiscal 2003.

Fiscal Period	High	Low

First Quarter	$11.73	$8.34
Second Quarter	$14.42	$11.03
Third Quarter	$17.28	$12.58
Fourth Quarter	$22.17	$15.05

      As of March 5, 2004, there were 22,664,627 shares of common stock outstanding held by approximately 180 holders of record.

Dividend Policy

      We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our earnings in the foreseeable future to finance the expansion of our business and, therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be dependent upon the ability of Big 5 Corp., our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. The agreement governing our credit facility and the indenture governing our 10.875% senior notes due 2007 impose restrictions on Big 5 Corp.’s ability to make these payments. For example, Big 5 Corp.’s ability to pay dividends or make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Item 6:	Selected Consolidated Financial and Other Data

      The selected data presented below under the captions “Statements of Operations Data” and “Balance Sheet Data” for, and as of the end of the fiscal years ended December 31, 2000, December 30, 2001, December 29, 2002 and December 28, 2003 are derived from our audited consolidated financial statements, which financial statements have been audited by KPMG LLP, independent auditors. The selected data presented below under the captions “Statement of Operations” and “Balance Sheet Data” for, and as of the end of the fiscal year ended January 2, 2000 have been derived from our consolidated financial statements and have been reclassified to conform with the adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The consolidated financial statements as of December 29, 2002 and December 28, 2003 and for each of the years ended December 29, 2002 and December 28, 2003 and the report thereon are included elsewhere in this report. The information presented below under the captions “Pro Forma Operations”, “Store Data” and “Other Financial Data” is unaudited. You should read the following tables in conjunction with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year(1)

	1999	2000	2001	2002	2003

	(Dollars and shares in thousands, except per share and store data)
Statement of Operations Data:
Net sales	$514,324	$571,476	$622,481	$667,469	$709,740
Cost of goods sold, buying and occupancy	341,852	377,040	407,679	429,858	453,814

Gross profit	172,472	194,436	214,802	237,611	255,926
Operating expenses:
Selling and administrative	131,222	144,703	160,044	174,868	186,798
Litigation settlement	—	—	2,515	—	—
Depreciation and amortization	9,479	9,340	10,031	9,966	10,412

Total operating expenses	140,701	154,043	172,590	184,834	197,210

Operating income	31,771	40,393	42,212	52,777	58,716
Premium (discount) and unamortized financing fees related to redemption of debt	621	(148)	(2,662)	4,557	3,434
Interest expense, net	21,574	22,008	19,629	15,825	11,405

Income before income taxes	9,576	18,533	25,245	32,395	43,877
Income taxes	3,751	7,385	10,280	13,313	17,587

Net income	5,825	11,148	14,965	19,082	26,290
Redeemable preferred stock dividends	5,621	6,400	7,284	7,999	—

Net income available to common stockholders	$204	$4,748	$7,681	$11,083	$26,290

Earnings per share:
Basic	$0.02	$0.35	$0.54	$0.60	$1.16

Diluted	$0.01	$0.30	$0.48	$0.57	$1.16

Shares used to calculate earnings per share:
Basic	12,801	13,525	14,247	18,358	22,651

Diluted	16,098	16,094	16,090	19,476	22,753

Pro Forma Operations(2):
Operating income				$55,783	$58,716
Net income available to common stockholders				$24,598	$28,348
Earnings per share:
Basic				$1.14	$1.25

Diluted				$1.09	$1.25

Weighted average shares of common stock:
Basic				21,546	22,651

Diluted				22,664	22,753

	Fiscal Year(1)

	1999		2000		2001		2002		2003

	(Dollars and shares in thousands, except per share and store data)
Store Data:
Same store sales increase(3)	2.0%		6.6%		4.9%		4.0%		2.2%
Net sales per gross square foot(4)	$203		$217		$224		$227		$227
End of period stores	234		249		260		275		293
Average net sales per store(5)	$2,285		$2,405		$2,448		$2,541		$2,546
Other Financial Data:
Gross margin	33.5%		34.0%		34.5%		35.6%		36.1%
Capital expenditures	$13,075		$11,602		$10,510		$10,207		$10,489
Inventory turns(6)	2.1	x	2.2	x	2.4	x	2.5	x	2.7x
Balance Sheet Data:
Cash and cash equivalents	$5,091		$3,753		$7,865		$9,441		$9,030
Working capital(7)	$71,289		$69,427		$66,292		$72,767		$74,403
Total assets	$234,917		$254,433		$253,883		$257,975		$272,025
Total debt	$178,446		$172,098		$153,351		$125,131		$99,686
Redeemable preferred stock	$45,408		$51,721		$58,911		—		—
Stockholders’ equity (deficit)	$(96,851)		$(92,105)		$(84,425)		$3,674		$29,964

(Notes to table on previous page and this page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. All years presented consisted of 52 weeks.

(2)	In the second quarter of 2002, we completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In the third quarter of 2002, our underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under our credit facility, we redeemed all of our outstanding senior discount notes and preferred stock, paid bonuses to executive officers and directors which were funded by a reduction in the redemption price of our preferred stock and repurchased 0.5 million shares of our common stock from non-executive employees. All uses of proceeds, other than the payment of a portion of the bonuses related to the initial public offering and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

Our accompanying statements of operations report net income and earnings per diluted share in accordance with GAAP. In addition, we internally use pro forma reporting to evaluate our operating performance without regard to certain non-recurring financial effects of the initial public offering in 2002, including the exercise of the underwriters’ over-allotment option, or certain financial effects of the 2003 partial 10.875% senior note redemptions. We believe this presentation will provide investors with additional insight into our operating results. The pro forma figures assume that the initial public offering took place at the beginning of 2002 and exclude the effects of certain initial public offering related expenses and debt redemption premiums. The following table contains a reconciliation of the pro forma adjustments to GAAP:

	Fiscal Year

	2002	2003

	(In thousands except
	earnings per share
	data)
Reported net income (loss) available to common stockholders	$11,083	$26,290
Redeemable preferred stock dividends(a)	7,999	—

Reported net income	19,082	26,290
Bonus expense(b)	1,962	—
Management fees(c)	1,044	—
Interest expense(d)	1,775	—
Premium and unamortized financing fees related to
redemption of debt(e)	4,557	3,434
Income taxes(f)	(3,822)	(1,376)

Pro forma net income available to common stockholders	$24,598	$28,348

Pro forma earnings per share — diluted	$1.09	$1.25

Pro forma weighted average shares outstanding — diluted	22,664	22,753
Reported operating income	$52,777	$58,716
Bonus expense(b)	1,962	—
Management fees(c)	1,044	—

Pro forma operating income	$55,783	$58,716

(a)	To eliminate dividends and redemption premium on preferred stock redeemed in connection with the initial public offering.

(b)	To eliminate from selling and administrative expenses, the payment of bonuses that was funded through a reduction of the redemption price that would otherwise have been applicable to redemption of the Company’s outstanding preferred stock.

(c)	To eliminate from selling and administrative expenses, management services agreement fees and the management services agreement termination cost incurred in connection with the initial public offering.

(d)	To eliminate interest expense and amortization of debt issue costs associated with the senior discount notes redeemed in connection with the initial public offering and to reflect interest expense on incremental borrowings under the credit facility.

(e)	To eliminate the premium, unamortized financing fees and original issue discount associated with the 2003 partial redemptions of the 10.875% senior notes (2003 adjustment only) and the redemption of all of the senior discount notes in connection with the initial public offering (2002 adjustment only).

(f)	To reflect tax benefit for items (b) through (e) noted above at the effective tax rate.

(3)	Same store sales data for a fiscal year presented reflects stores open throughout that fiscal year and the prior fiscal year.

(4)	Net sales per gross square foot is calculated by dividing net sales for stores open the entire period by the total gross square footage for those stores.

(5)	Average net sales per store is calculated by dividing net sales for stores open the entire period by total store count for stores open the entire period.

(6)	Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by fiscal year four-quarter average FIFO (first-in, first-out) inventory balances.

(7)	Working capital is defined as current assets less current liabilities.

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Throughout this section, our fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 are referred to as fiscal 2001, fiscal 2002 and fiscal 2003, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2001, fiscal 2002 and fiscal 2003 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. You should review the “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results in future periods to differ materially from the results contemplated by the forward- looking statements contained herein.

Overview

      We are the leading sporting goods retailer in the western United States, operating 293 stores in 10 states under the name “Big 5 Sporting Goods” at December 28, 2003. We provide a full-line product offering in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe over the past 49 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that delivers consistent value on quality merchandise.

      Throughout our 49-year history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year

	2001	2002	2003

Big 5 Sporting Goods stores
Beginning of period	249	260	275
New stores(1)	15	15	19
Stores relocated	(4)	—	—
Stores closed	—	—	(1)

End of period	260	275	293

(1)	Stores that are relocated during any period are classified as new stores.

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

Valuation of Inventory

      We value our inventories at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (“FIFO”) method. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

Results of Operations

      The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	Fiscal Year

	2001	2002	2003

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Costs of sales	65.5	64.4	63.9

Gross profit	34.5	35.6	36.1
Selling and administrative	25.7	26.2	26.3
Litigation settlement	0.4	—	—
Depreciation and amortization	1.6	1.5	1.5

Operating income	6.8	7.9	8.3
Premium (discount) and unamortized financing fees related to redemption of debt	(0.4)	0.7	0.5
Interest expense, net	3.2	2.4	1.6

Income before income tax expense	4.0	4.8	6.2
Income tax expense	1.6	1.9	2.5

Net income	2.4%	2.9%	3.7%

Fiscal 2003 Compared to Fiscal 2002

      Net Sales. Net sales increased by $42.3 million, or 6.3%, to $709.7 million in fiscal 2003 from $667.5 million in fiscal 2002. This growth reflected an increase of $14.3 million in same store sales and an increase of $28.4 million in new store sales, which resulted from the opening of 19 new stores during fiscal 2003 and 15 new stores during fiscal 2002. The remaining variance was attributable to net sales from closed stores. Same store sales increased 2.2% for fiscal 2003 versus fiscal 2002. The increase in same store sales was primarily attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Store count at the end of fiscal 2003 was 293 versus 275 at the end of fiscal 2002 as we opened 19 new stores and closed one store. We achieved positive same store sales of 3.6% during the fourth quarter of fiscal 2003, representing the thirty-second consecutive quarter of positive quarterly same store sales results.

      Gross Profit. Gross profit increased by $18.3 million, or 7.7%, to $255.9 million in fiscal 2003 from $237.6 million in fiscal 2002. Gross profit margin was 36.1% in fiscal 2003 compared to 35.6% in fiscal 2002. We were able to achieve higher gross profit margins primarily due to improved selling margins in each of our three major product categories, partially offset by a 0.3% increase in occupancy and distribution center costs when measured as a percentage of sales.

      Selling and Administrative. Selling and administrative expenses increased by $11.9 million, or 6.8%, to $186.8 million in fiscal 2003 from $174.9 million in fiscal 2002. The increase was driven by a $9.2 million increase in store-related expenses primarily resulting from the need to support our store growth, increased employee health benefit costs, increased workers’ compensation costs and higher credit and debit card fees related to increased use of credit and debit cards by our customers. Our advertising expenses increased by $2.9 million due to our store growth and a printing cost credit recorded in the third quarter of fiscal 2002. During fiscal 2003, legal, audit, and public liability insurance, including directors and officers insurance, increased by $2.1 million versus fiscal 2002 largely as a result of our public company reporting requirements after our IPO in 2002. These absolute and percentage increases in selling and administrative expenses were not as high as they otherwise might have been, because during fiscal 2002 we incurred expenses in connection with our IPO. These expenses included management services agreement fees and termination costs paid to Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $1.0 million in fiscal 2002, as well as bonuses paid to our executive officers and directors during fiscal 2002. The bonuses totaled $2.0 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales and adjusting on a pro forma basis to exclude expenses related to our IPO in fiscal 2002, selling and administrative expenses were 26.3% for fiscal 2003 and 25.7% for fiscal 2002. GAAP selling and administrative expenses when measured as a percentage of net sales were 26.2% for fiscal 2002, reflecting the impact of the expenses incurred in connection with our IPO described above. (See note 2 to “Selected Consolidated Financial and Other Data”)

      Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million in fiscal 2003 compared to fiscal 2002 primarily due to the increase in store count to 293 stores at the end of fiscal 2003 from 275 stores at the end of fiscal 2002.

      Premium (Discount) and Unamortized Financing Fees Related to Redemption of Debt. Premium and unamortized financing fees related to redemption of debt were $3.4 million in fiscal 2003 versus $4.6 million in fiscal 2002. The $3.4 million charge in fiscal 2003 resulted from a $2.4 million premium related to the redemption of $55.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $1.0 million in fiscal 2003. The $4.6 million charge in fiscal 2002 resulted from the repurchase of $2.8 million face value of our senior discount notes and $1.0 million face value of our 10.875% senior notes in fiscal 2002 and the redemption of all of our remaining senior discount notes for an aggregate redemption price of approximately $27.5 million in the third quarter of fiscal 2002 following our IPO. The $4.6 million charge consists of $4.0 million in redemption premium and $0.6 million in unamortized deferred financing costs associated with the related debt.

      Interest Expense, net. Interest expense, net decreased by $4.4 million, or 27.9%, to $11.4 million in fiscal 2003 from $15.8 million in fiscal 2002. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in fiscal 2003 versus fiscal 2002, as well as lower average interest costs associated with using borrowings from our credit facility to redeem $55.0 million of our 10.875% senior notes in fiscal 2003. In fiscal 2002, we used some of the proceeds from our IPO to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Accordingly, interest expense, net, included no interest expenses related to those senior discount notes in fiscal 2003 versus $2.1 million in fiscal 2002.

      Income Taxes. Provision for income taxes was $17.6 million for fiscal 2003 and $13.3 million for fiscal 2002. The Company accrues taxes at the statutory tax rate, which is reevaluated on an ongoing basis by management. In fiscal 2003 we determined the Company’s effective tax rate to be 40.1% down from 41.1% in fiscal 2002, due in part to the growth in our store base outside of California.

Fiscal 2002 Compared to Fiscal 2001

      Net Sales. Net sales increased by $45.0 million, or 7.2%, to $667.5 million in fiscal 2002 from $622.5 million in fiscal 2001. This growth reflected an increase of $24.0 million in same store sales and an increase of $23.8 million in new store sales, which reflected the opening of 15 new stores during each of fiscal 2002 and fiscal 2001. The remaining variance was attributable to net sales from relocated stores. Same store sales increased 4.0% for fiscal 2002 versus fiscal 2001. The increase in same store sales was primarily attributable to higher sales in the majority of our merchandise categories. Store count at the end of fiscal 2002 was 275 versus 260 at the end of fiscal 2001 as we opened 15 new stores. We achieved positive same store sales of 0.4% during the fourth quarter of fiscal 2002.

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

      Selling and Administrative. Selling and administrative expenses increased by $14.9 million, or 9.3%, to $174.9 million in fiscal 2002 from $160.0 million in fiscal 2001. The increase was primarily due to a $9.1 million increase in store-related expenses associated with supporting increased sales, new store openings and increased employee health benefit costs and increased expenses due to electric utility rate increases in our California markets. Other factors impacting the increase included an increase of $1.2 million in advertising costs that resulted primarily from advertising expenditures for the 15 new stores opened in 2002 and the 15 new stores opened in 2001 and higher insurance related costs of $0.6 million primarily related to increased directors and officers insurance premiums after our IPO. The remaining increase in selling and administrative expenses resulted primarily from expenses incurred in connection with our IPO. These expenses include termination costs associated with our management services agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $0.9 million in 2002, as well as bonuses relating to our initial public offering paid to our executive officers and directors in 2002. The bonuses for that period totaled $2.0 million and were funded through a reduction of the redemption price that would otherwise have been applicable to redemption of our outstanding preferred stock. GAAP selling and administrative expenses when measured as a percentage of net sales were 26.2% for fiscal 2002 versus 25.7% for fiscal 2001 reflecting the impact of the expenses incurred in connection with our IPO. When measured as a percentage of net sales and adjusting on a pro forma basis to exclude expenses related to our IPO, selling and administrative expenses were 25.7% for both fiscal 2002 and fiscal 2001. (See note 2 to “Selected Consolidated Financial and Other Data”)

      Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million in fiscal 2002 compared to fiscal 2001 as a result of the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, effective December 31, 2001, which reduced amortization expense by $0.1 million in 2002.

      Premium (Discount) and Unamortized Financing Fees Related to Redemption of Debt. Premium and unamortized financing fees related to redemption of debt were $4.6 million in fiscal 2002 versus a discount of $2.7 million in fiscal 2001. The $4.6 million charge in fiscal 2002 resulted from the repurchase of $2.8 million face value of our senior discount notes and $1.0 million face value of our 10.875% senior notes in fiscal 2002 and redemption of all of our remaining senior discount notes for an aggregate redemption price of approximately $27.5 million in the third quarter of fiscal 2002 following our IPO. The $4.6 million charge consists of $4.0 million in redemption premium and $0.6 million in unamortized deferred financing costs associated with the related debt. The $2.7 million gain in fiscal 2001 resulted from the repurchase of $12.5 million face value of our senior discount notes.

      Interest Expense, net. Interest expense, net decreased by $3.8 million, or 19.4%, to $15.8 million in fiscal 2002 from $19.6 million in fiscal 2001. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in fiscal 2002 versus fiscal 2001. In fiscal 2002, we used some of the proceeds from our IPO to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Interest expense, net included expenses related to those senior discount notes of $2.1 million in fiscal 2002 versus $4.1 million in fiscal 2001.

      Income Taxes. Provision for income taxes was $13.3 million for fiscal 2002 and $10.3 million for fiscal 2001. Our effective income tax rate was 41.1% for fiscal 2002 and 40.8% for fiscal 2001. The effective rate is subject to ongoing evaluation by management.

Liquidity and Capital Resources

      Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our credit facility.

      Net cash provided by operating activities for fiscal 2003, fiscal 2002 and fiscal 2001 was $32.7 million, $32.1 million and $31.5 million, respectively. The increases for fiscal 2003 versus fiscal 2002 and fiscal 2002 versus fiscal 2001 primarily reflected increased net income after adjustments to reconcile net income to net cash provided by operating activities which was partially offset by increased working capital requirements between periods.

      Capital expenditures for fiscal 2003, fiscal 2002 and fiscal 2001 were $10.5 million, $10.2 million, and $10.5 million, respectively. We expect capital expenditures for fiscal 2004 to range from $22.0 to $24.0 million. We expect to spend $12.0 to $13.0 million primarily to fund the opening of approximately 15 to 20 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. In addition, we anticipate spending approximately $10 to $11 million of the anticipated $15 million of total capital spending requirements for our planned new distribution center, which is expected to be operational in 12 to 24 months.

      Net cash used in financing activities in fiscal 2003 was $22.6 million versus net cash used in financing activities of $20.3 million in fiscal 2002 and $16.9 million in fiscal 2001. As of December 28, 2003, we had borrowings of $51.7 million and letter of credit commitments of $0.2 million outstanding under our revolving credit facility and $48.1 million of our 10.875% senior notes outstanding. These balances compare to borrowings of $22.3 million and letter of credit commitments of $4.3 million outstanding under our credit facility and $102.9 million of our 10.875% senior notes outstanding as of December 29, 2002. As of December 30, 2001, we had borrowings of $25.0 million and letter of credit commitments of $3.4 million outstanding under our credit facility, $103.8 million of our 10.875% senior notes outstanding and $25.0 million of our senior discount notes outstanding. We redeemed $20.0 million face value of our 10.875% senior notes in the first quarter of fiscal 2003, and $35.0 million face value in the fourth quarter of fiscal 2003 using borrowings under our revolving credit facility. We repurchased $0.5 million face value of our 10.875% senior notes and $2.8 million face value of our senior discount notes during the first quarter of 2002 and wholly redeemed the remainder of our senior discount notes following the consummation of our IPO during the third quarter of fiscal 2002. We repurchased an additional $0.5 million of our 10.875% senior notes during the last quarter of fiscal 2002. During fiscal 2001 we repurchased $12.5 million face value of our senior discount notes. We had cash of $9.0 million, $9.4 million and $7.9 million at December 28, 2003, December 29, 2002, and December 30, 2001 respectively.

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

      Our principal future obligations and commitments as of December 28, 2003, excluding periodic interest payments, include the following:

	Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

	(In thousands)
Long-term debt	$48,030	—	—	$48,030	—
Operating lease commitments	270,047	41,024	70,748	58,179	100,096
Revolving credit facility	51,656	—	51,656	—	—
Letters of credit	152	152	—	—	—

Total	$369,885	$41,176	$122,404	$106,209	$100,096

      Long-term debt consists of our 10.875% senior notes that mature on November 13, 2007. We expect to repay our 10.875% senior notes by the maturity date using a combination of drawings under our credit facility, an expansion or replacement of our credit facility and the issuance of debt or equity securities. The 10.875% senior notes are general unsecured obligations, which rank senior in right of payment to all of our existing and future subordinated indebtedness and pari passu in right of payment with all of our current and future unsubordinated indebtedness, subject to the security interests that have been granted in substantially all of our assets in connection with our credit facility.

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

      We had a non-amortizing $125.0 million revolving credit facility, which was amended and restated in the first quarter of fiscal 2003 to a three-year non-amortizing $140.0 million revolving credit facility. The credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2006. We may terminate the credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2006, we must pay an early termination fee. Unless it is terminated, the credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The facility is secured by a first priority security interest in substantially all of our assets.

      The credit facility bears interest at various rates based on our performance, with a floor of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JP Morgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names). At December 28, 2003, loans under the credit facility bear interest at a rate of LIBOR (1.15% at December 28, 2003) plus 1.50% or the JP Morgan Chase Bank prime lending rate (4.00% at December 28, 2003). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the amended and restated credit facility. On December 28, 2003, we had $51.7 million in LIBOR and prime lending rate borrowings and letters of credit of $0.2 million outstanding. Our maximum eligible borrowing available under the credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowings over and above actual LIBOR and prime rate borrowings and letters of credit outstanding on the credit facility amounted to $72.9 million at December 28, 2003.

      Our credit facility and the indenture governing our 10.875% senior notes contain various financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our credit facility and the indenture governing our 10.875% senior notes also restrict our ability to engage in mergers or acquisitions, sell assets or pay dividends. We are currently in compliance with all covenants under our credit facility and the indenture governing our 10.875% senior notes.

      If we fail to make any required payment under our credit facility or the indenture governing our 10.875% senior notes or if we otherwise default under these instruments, our debt may be accelerated under these instruments. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

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

Seasonality

      We experience seasonal fluctuations in our net sales and operating results. In fiscal 2003, we generated 27.0% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Impact of Inflation

      We do not believe that inflation has a material impact on our earnings from operations.

Impact of New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN No. 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. Non-SPEs created prior to February 1, 2003 should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN No. 46 and the Revised Interpretations has not and is not expected to have an impact on our consolidated financial statements.

      In December 2003, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any material guarantees that require disclosure under FIN No. 45.

      FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN No. 45 issued or modified after December 28, 2002.

      As noted above the Company has adopted the disclosure requirements of FIN No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the year ended December 31, 2003, the Company has not entered into any guarantees within the scope of FIN No. 45.

Forward-Looking Statements

      This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth below and elsewhere in this report and other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

      We have a substantial amount of debt. As of December 28, 2003, the aggregate principal amount of our outstanding indebtedness was approximately $99.7 million. Our highly leveraged financial position means:

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

      Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, electricity costs and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, such as those that occurred in the winter of 2002-2003, inclement weather or other localized conditions such as flooding, fires (such as the major fires in 2003), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance, such as the recent rise in California’s workers compensation costs, also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer.

Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

      Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

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

      Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

      We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.1% of our total purchases during the fiscal year ended December 28, 2003, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.2% of our total purchases during the fiscal year ended December 28, 2003. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Because all of our stores rely on a single distribution center, any disruption could reduce our net sales.

      We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to this distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. In August 2002, we entered into a two-year lease for an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns. We recently extended the lease on the satellite distribution center until the end of February 2005. In addition, because of limited capacity at the current distribution center, we will need to build a replacement distribution center in the next 12 to 24 months. Any disruption to, or delay in, this process could harm our future operations.

Because equity owners of a significant stockholder of one of our competitors serve on our board of directors and the board of directors of such competitor, there may be conflicts of interest.

      Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P., holds approximately 7.8% of the outstanding common stock of The Sports Authority, Inc., one of our competitors. John G. Danhakl, an equity owner of Leonard Green & Partners, L.P., currently serves on our board of directors. Jonathan D. Sokoloff, an equity owner of Leonard Green & Partners, L.P. and a former member of our board of directors, currently serves on The Sports Authority, Inc.’s board of directors. Mr. Danhakl may have conflicts of interest with respect to certain matters affecting us, including the pursuit of certain business opportunities presented to Leonard Green & Partners, L.P. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Delaware law, directors have a fiduciary duty to act in good faith and in what they believe to be in the best interest of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which the directors, or other companies with which such directors are affiliated, have an interest.

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

      We experience seasonal fluctuations in our net sales and operating results. In fiscal 2003, we generated 27.0% of our net sales and 35.2% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

      The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, Kohl’s, JC Penney, and Sears;

•	specialty sporting goods shops and pro shops, such as The Athlete’s Foot and Foot Locker;

•	sporting goods superstores, such as The Sports Authority, Inc., and its other operating units, Oshman’s, Sportmart and Gart Sports Company; and

•	internet retailers.

      Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority, Inc. and Gart Sports Company (including its other operating units, Oshman’s and Sportmart), completed a merger in August 2003 and now operate under the name The Sports Authority, Inc. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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

      Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Military action taken by the United States and its allies in Iraq or elsewhere could have a short or long term negative economic impact upon the financial markets and our business in general.

Risks Related to Investing in Our Common Stock

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

      We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. At March 5, 2004, there were 22,664,627 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or our ability to raise capital by offering equity securities.

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

Item 7A:     Quantitative and Qualitative Disclosures About Market Risk

      We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2004 as compared to the rate at December 28, 2003, our interest expense for 2004 would increase $0.5 million based on the outstanding balance of our revolving credit facility at December 28, 2003. We do not hold any derivative instruments and do not engage in hedging activities.

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

      None.

PART III

Item 10:     Directors and Executive Officers of the Registrant

      We have adopted a code of ethics that applies to our directors, executive officers and employees. A copy of our code of ethics is filed as an exhibit to this report.

      The remaining information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2003.

Item 11:     Executive Compensation

      The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2003.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information(1)

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights	rights	in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	383,400	$10.72	3,261,600 (3)
Equity compensation plans not approved by security holders (none)	—	—	—
Total	383,400	$10.72	3,261,600 (3)

(1)	Information is provided as of December 28, 2003.

(2)	The Company has two equity compensation plans: the 1997 Management Equity Plan and the 2002 Stock Incentive Plan.

(3)	Does not include 611,298 shares available for issuance under the 1997 Management Equity Plan because the Company does not intend to make any more grants under such plan.

      The remaining information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2003.

Item 13:     Certain Relationships and Related Transactions

      The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2003.

Item 14:     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that (1) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and (2) this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 28, 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since December 28, 2003, the date as of which our disclosure controls and procedures were last evaluated.

PART IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) Documents filed as part of this report:

(1) Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2) Financial Statement Schedule.

See Index to Consolidated Financial Statements Index on page F-1 hereof.

(3) Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(7)
3.2	Amended and Restated Bylaws.(7)
4.1	Specimen of Common Stock Certificate.(5)
4.2	Indenture dated as of November 13, 1997 between Big 5 Corp. and First Trust National Association, as trustee.(1)
4.3	Form of Big 5 Corp. 10.875% Series B Senior Notes due 2007 (included in Exhibit 4.2).(1)
4.4	Indenture dated as of November 13, 1997 between Big 5 Sporting Goods Corporation and First Trust National Association, as trustee.(2)
4.5	Form of Big 5 Sporting Goods Corporation 13.45% Senior Discount Notes due 2008.(2)
10.1	Form of Amended and Restated Stockholders Agreement among Big 5 Sporting Goods Corporation, Green Equity Investors, L.P., Steven G. Miller and Robert W. Miller.(4)
10.2	Management Services Agreement dated as of November 13, 1997 by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P.(1)
10.3	1997 Management Equity Plan.(2)
10.4	2002 Stock Incentive Plan.(4)
10.5	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(4)
10.6	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation(4)
10.7	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(7)
10.8	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(7)
10.9	Financing Agreement dated March 8, 1996 between The CIT Group/ Business Credit, Inc. and Big 5 Corp.(7)
10.10	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/ Business Credit, Inc.(7)
10.11	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/ Business Credit, Inc.(7)
10.12	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated November 13, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(1)
10.13	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated December 16, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(2)

10.14	Fifth Amendment to Financing Agreement, dated March 21, 2000, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(2)
10.15	Sixth Amendment to Financing Agreement, dated February 27, 2002, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(3)
10.16	Seventh Amendment to Financing Agreement, dated April 30, 2002, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(5)
10.17	Form of Indemnification Agreement.(7)
10.18	Form of Termination Agreement by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P.(4)
10.19	Stock Subscription Agreement dated as of September 25, 1992, between Big 5 Sporting Goods Corporation and Green Equity Investors, L.P.(4)
10.20	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated April 17, 1996, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(4)
10.21	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated August 11, 1997, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(4)
10.22	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated June 13, 2002, under the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(5)
10.23	Form of Indemnification Letter Agreement.(5)
10.24	Form of Subscription Agreement between Big 5 Sporting Goods Corporation and Green Equity Investors, L.P.(6)
10.25	Form of Subscription Agreement between Big 5 Sporting Goods Corporation and Grand Avenue Associates, L.P.(6)
10.26	Amended and Restated Financing Agreement dated March 20, 2003 between The CIT Group/ Business Credit, Inc., the Lenders and Big 5 Corp.(7)
10.27	Modification and Reaffirmation of Guaranty dated March 20, 2003 by Big 5 Sporting Goods Corporation in favor of The CIT Group/ Business Credit, Inc.(7)
10.28	First Amendment to Financing Agreement dated October 31, 2003, amending the Financing Agreement dated March 20, 2003 between The CIT Group/ Business Credit, Inc., the Lenders and Big 5 Corp.(8)
10.29	Joinder Agreement, dated as of January 28, 2004, by and among Big 5 Corp., Big 5 Services Corp., the Lenders (as defined therein) and The CIT Group/Business Credit, Inc.(8)
10.30	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein)(8)
14.1	Code of Business Conduct and Ethics.(8)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(2)
23.1	Consent of KPMG LLP(8)
31.1	Rule 13-a14(a) Certification of Chief Executive Officer.(8)
31.2	Rule 13-a14(a) Certification of Chief Financial Officer.(8)
32.1	Section 1350 Certification of Chief Executive Officer.(8)
32.2	Section 1350 Certification of Chief Financial Officer. (8)

(1)	Incorporated by reference to Big 5 Corp.’s Registration Statement on Form S-4 (File No. 333-43129) filed with the Securities and Exchange Commission on December 23, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on March 18, 2002.

(4)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(5)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(6)	Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 25, 2002.

(7)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(8)	Filed herewith.

(b) Reports on Form 8-K

      A Form 8-K was furnished October 29, 2003, under Item 12, reporting Big 5 Sporting Goods Corporation’s financial results for the fiscal quarter ended September 28, 2003.

      A Form 8-K was filed November 17, 2003, under Item 5, reporting that Big 5 Sporting Goods Corporation entered into the Underwriting Agreement dated November 17, 2003 by and among Big 5 Sporting Goods Corporation, Green Equity Investors, L.P. and Credit Suisse First Boston LLC, acting on behalf of itself and as the representative of the several underwriters.

      A Form 8-K was filed November 21, 2003, under Item 5, reporting the closing of the public offering on behalf of the selling stockholder, Green Equity Investors, L.P., of 5,200,000 shares of Big 5 Sporting Goods Corporation’s common stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION
a Delaware Corporation

By:	/s/ STEVEN G. MILLER

Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer
and Director of the Company

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEVEN G. MILLER Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 12, 2004

/s/ CHARLES P. KIRK Charles P. Kirk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ SANDRA N. BANE Sandra N. Bane	Director of the Company	March 12, 2004

/s/ G. MICHAEL BROWN G. Michael Brown	Director of the Company	March 12, 2004

/s/ JOHN G. DANHAKL John G. Danhakl	Director of the Company	March 12, 2004

/s/ JENNIFER HOLDEN DUNBAR Jennifer Holden Dunbar	Director of the Company	March 12, 2004

/s/ MICHAEL D. MILLER Michael D. Miller	Director of the Company	March 12, 2004

BIG 5 SPORTING GOODS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1
Management’s Responsibility for Financial Statements	F-2
Independent Auditors’ Report	F-3
Consolidated Balance Sheets at December 29, 2002 and December 28, 2003	F-4
Consolidated Statements of Operations for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003	F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003	F-7
Notes to Consolidated Financial Statements	F-8
Schedule
Consolidated Financial Statement Schedule:
Valuation and Qualifying Accounts as of December 30, 2001, December 29, 2002 and December 28, 2003	II-1

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

      Our board of directors has a standing audit committee, which is chaired by Sandra N. Bane and currently consists of Ms. Bane, Mr. Danhakl and Ms. Dunbar, each of whom is “independent” as that term is defined in Marketplace Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards. The audit committee meets periodically with financial management and the independent auditors to review accounting, internal control, auditing and financial reporting matters.

/s/ STEVEN G. MILLER Steven G. Miller Chairman of the Board, President & Chief Executive Officer	/s/ CHARLES P. KIRK ----------------------------------------------- Charles P. Kirk Senior Vice President & Chief Financial Officer

El Segundo, California

March 12, 2004

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiary as of December 29, 2002 and December 28, 2003 and the results of their operations and their cash flows for each of the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 17 to the consolidated financial statements, effective December 31, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Los Angeles, California

February 11, 2004

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 29,	December 28,
	2002	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash	$9,441	$9,030
Trade and other receivables, net of allowances for doubtful accounts of $729 and $520, respectively	9,057	11,522
Merchandise inventories	169,529	179,555
Prepaid expenses	2,385	5,017

Total current assets	190,412	205,124

Property and equipment:
Land	186	186
Buildings and improvements	36,861	38,666
Furniture and equipment	55,930	64,341
Less accumulated depreciation and amortization	(47,873)	(56,241)

Net property and equipment	45,104	46,952
Deferred income taxes, net	9,658	9,628
Leasehold interest, net of accumulated amortization of $23,053 and $28,842, respectively	5,811	4,022
Other assets, at cost, less accumulated amortization of $4,974 and $2,281, respectively	2,557	1,865
Goodwill	4,433	4,433

Total assets	$257,975	$272,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,937	$76,004
Accrued expenses	49,708	54,717

Total current liabilities	117,645	130,721
Deferred rent	11,525	11,654
Long-term debt	125,131	99,686

Total liabilities	254,301	242,061

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,178,018 shares at December 29, 2002 and 22,663,927 shares at December 28, 2003	222	227
Additional paid-in capital	84,008	84,003
Accumulated deficit	(80,556)	(54,266)

Net stockholders’ equity	3,674	29,964

Total liabilities and Stockholders’ equity	$257,975	$272,025

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(Dollars and shares in thousands,
	except per share data)
Net sales	$622,481	$667,469	$709,740
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	407,679	429,858	453,814

Gross profit	214,802	237,611	255,926

Operating expenses:
Selling and administrative	160,044	174,868	186,798
Litigation settlement (note 11)	2,515	—	—
Depreciation and amortization	10,031	9,966	10,412

Total operating expenses	172,590	184,834	197,210

Operating income	42,212	52,777	58,716
Premium (discount) and unamortized financing fees related to redemption of debt	(2,662)	4,557	3,434
Interest expense, net	19,629	15,825	11,405

Income before income taxes	25,245	32,395	43,877
Income taxes	10,280	13,313	17,587

Net income	14,965	19,082	26,290
Redeemable preferred stock dividends and redemption premium	7,284	7,999	—

Net income available to common stockholders	$7,681	$11,083	$26,290

Earnings per share:
Basic	$0.54	$0.60	$1.16

Diluted	$0.48	$0.57	$1.16

Weighted average shares of common stock outstanding:
Basic	14,247	18,358	22,651

Diluted	16,090	19,476	22,753

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 30, 2001, DECEMBER 29, 2002 AND DECEMBER 28, 2003

	Common Stock		Additional
			paid-in	Accumulated	Net Stockholders’
	Shares	Amount	capital	Deficit	Equity (Deficit)

	(Dollars in thousands)
Balance at December 31, 2000	15,604,650	$156	$7,059	$(99,320)	$(92,105)
Redeemable preferred stock dividend	—	—	—	(7,284)	(7,284)
Repurchase of common stock	(2,430)	—	(1)	—	(1)
Net income	—	—	—	14,965	14,965

Balance at December 30, 2001	15,602,220	156	7,058	(91,639)	(84,425)
Redeemable preferred stock dividend and redemption premiums	—	—	—	(7,999)	(7,999)
Issuance of common stock	7,112,421	71	86,243	—	86,314
Repurchase of common stock	(536,623)	(5)	(6,951)	—	(6,956)
Stock issuance costs	—	—	(2,342)	—	(2,342)
Net income	—	—	—	19,082	19,082

Balance at December 29, 2002	22,178,018	222	84,008	(80,556)	3,674
Net income	—	—	—	26,290	26,290
Exercise of warrant	485,909	5	(5)	—	—

Balance at December 28, 2003	22,663,927	$227	$84,003	$(54,266)	$29,964

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,965	$19,082	$26,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,031	9,966	10,412
Amortization of deferred finance charges and discounts	3,932	2,291	594
Deferred tax provision (benefit)	806	4,050	30
Loss on disposal of equipment and leasehold interest	43	6	140
Premium (discount) and unamortized financing fees related to redemption of debt	(2,662)	4,557	3,434
Changes in assets and liabilities:
Merchandise inventories	5,301	(5,849)	(10,026)
Trade and other accounts receivable, net	(800)	(828)	(2,465)
Prepaid expenses and other assets	(959)	(566)	(3,446)
Accounts payable	(4,204)	1,330	2,708
Accrued expenses	5,068	(1,924)	5,008

Net cash provided by operating activities	31,521	32,115	32,679

Cash flows from investing activities — purchases of property and equipment	(10,510)	(10,207)	(10,482)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities, and other	(10,210)	1,579	34,735
Issuance of common stock	—	86,314	—
Stock issuance costs	—	(2,342)	—
Repayment of senior discount notes and 10.875% senior notes	(6,688)	(31,006)	(57,343)
Redemption of preferred stock	—	(67,921)	—
Repurchase of common stock	(1)	(6,956)	—

Net cash used in financing activities	(16,899)	(20,332)	(22,608)

Net increase (decrease) in cash	4,112	1,576	(411)
Cash at beginning of year	3,753	7,865	9,441

Cash at end of year	$7,865	$9,441	$9,030

Supplemental disclosures of non-cash financing activities:
Accreted dividends on preferred stock	$7,284	$3,529	$—

Supplemental disclosures of cash flow information:
Interest paid	$14,690	$13,066	$11,505
Income taxes paid	13,820	11,850	14,908

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2002 and December 28, 2003
(Dollars in thousands)

(1)	Basis of Presentation and Description of Business

      The accompanying consolidated financial statements as of December 29, 2002 and December 28, 2003 and for the years ended December 30, 2001, December 29, 2002 and December 28, 2003 represent the financial position and results of operations of Big 5 Sporting Goods Corporation and its wholly owned subsidiary, Big 5 Corp. The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 293 stores at December 28, 2003 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

(2)	Initial Public Offering

      In the second quarter of 2002, the Company completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In the third quarter of 2002, the Company’s underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under its credit facility, the Company redeemed all of its outstanding senior discount notes for $27.5 million and preferred stock for $67.9 million, paid bonuses to executive officers and directors of $2.0 million which were funded by a reduction in the redemption price of the Company’s preferred stock and repurchased 0.5 million shares of the Company’s common stock from non-executive employees for $6.9 million. All uses of proceeds, other than the payment of a portion of the bonuses related to the initial public offering and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

(3)	Summary of Significant Accounting Policies

Consolidation

      The consolidated financial statements include Big 5 Sporting Goods Corporation and Big 5 Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

      The Company reports on the 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the years ended December 30, 2001, December 29, 2002 and December 28, 2003 represents 52-week fiscal years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leasehold Interest

      Upon acquisition of the Company by management and others in 1992, an asset was recognized for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized on a straight-line basis over 13.5 years. The unamortized balance attributable to leases terminated subsequent to the acquisition has been reflected as a component of the gain or loss upon disposition of the underlying properties.

Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was historically amortized on a straight-line basis over periods ranging from 15 to 30 years. In fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets , which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing goodwill for impairment. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. The Company has determined that it has one reporting unit under SFAS No. 142. The Company was then required to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit within six months of December 31, 2001 to determine if further impairment analysis was required. The results of this analysis did not require the Company to recognize an impairment loss upon adoption or upon the annual impairment test. Prior to the adoption of SFAS No. 142, the amount of goodwill and other intangible asset impairment, if any, was measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The Company performed its annual impairment test as of December 28, 2003, and goodwill was not considered impaired.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

      Other assets consist principally of deferred financing costs and are amortized straight-line over the terms of the respective debt, which approximates the effective interest method.

Self-Insurance Reserves

      The Company maintains self-insurance programs for workers’ compensation and general liability risks. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon actuarially determined historical experience and trends of paid and incurred claims. Self-insurance reserves amount to $5.9 million and $6.5 million at December 29, 2002 and December 28, 2003, respectively, and are included in accrued liabilities.

Preopening Expenses

      New store preopening expenses are charged against operations as incurred.

Advertising Expenses

      The Company expenses advertising costs the first time the advertising takes place. Advertising expenses amounted to $36.0 million for the year ended December 30, 2001, $37.0 million for the year ended December 29, 2002, and $39.9 million for the year ended December 28, 2003. Advertising expense is included in selling and administrative expenses in the accompanying statements of operations. There are no amounts related to advertising reported as assets in the balance sheets presented. The Company receives cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising eligible for the credit. The Company recognized cooperative advertising allowances of $5.4 million, $6.0 million, and $6.3 million for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003, respectively.

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

Income Taxes

      The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to an amount whose realization is more likely than not.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Compensation

      The Company measures compensation costs under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the pro forma disclosure requirements of SFAS No. 123, except for options and warrants granted to non-employees, which are recorded in the financial statements under the fair value method.

      SFAS Statement No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

      Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and restricted stock using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	Fiscal Year Ending

	December 30,	December 29,	December 28,
	2001	2002	2003

Net income, as reported	$14,965	$19,082	$26,290
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	323	310	293

Pro forma net income	$14,642	$18,772	$25,997

Earnings per share:
Basic — as reported	0.54	$0.60	$1.16
Basic — pro forma	0.52	$0.59	$1.15
Diluted — as reported	0.48	$0.57	$1.16
Diluted — pro forma	0.46	$0.55	$1.14
Risk free interest rate	3.6%	3.6%	5.5%
Expected lives	4 years	4 years	4 years
Expected volatility	60%	60%	60%
Expected dividends	—	—	—

Earnings Per Share

      Basic earnings per share is calculated by dividing net income available to common stockholder by the weighted average common shares outstanding during the period excluding unvested restricted shares issued

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 1997 Management Equity Plan (“1997 Plan”) (see note 15). Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of an outstanding warrant, outstanding stock options and the dilutive effect of unvested restricted shares issued under the 1997 Plan (see note 16). The warrant was exercised in the first quarter of 2003 (see note 15).

Repurchase of Debt

      In January 2003, we adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, unless the debt extinguishment meets certain criteria set forth in the APB Opinion No. 30, Reporting the Results of Operations: Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). These criteria, which include that the debt extinguishment be unusual in nature and occur infrequently, are expected to be satisfied infrequently. SFAS No. 145 requires enterprises to reclassify prior period items that do not meet the extraordinary item classification criteria in APB No. 30 upon adoption. Upon adoption of SFAS No. 145, the Company has retroactively reclassified extraordinary gains and losses related to the redemption of debt for all prior periods presented.

(4)	Long-Term Debt

      Long-term debt consists of the following:

	December 29,	December 28,
	2002	2003

Revolving credit facility	$22,280	$51,656
10.875% senior notes due 2007, net of unamortized discount, $48.1 million face amount at December 28, 2003	102,851	48,030

Total long-term debt	$125,131	$99,686

      In 1997, the Company issued $131.0 million face amount, 10.875% senior notes due 2007, less a discount of $0.6 million based on an imputed interest rate of 10.95%. The 10.875% senior notes require semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company has no mandatory payments of principal on the 10.875% senior notes prior to their maturity in 2007. The 10.875% senior notes may be redeemed in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at the redemption prices set forth below with respect to the indicated redemption date, together with any accrued and unpaid interest to such redemption date. The 10.875% senior notes are unsecured obligations that rank senior in right of payment to all existing and future indebtedness that is subordinated to the 10.875% senior notes and rank pari passu in right of payment with all current and future unsubordinated indebtedness, subject to restrictions due to the securitization of certain assets. During the fiscal year ended December 29, 2002, the Company repurchased $1.0 million face value of 10.875% senior notes for a repurchase price of $1.0 million. During the fiscal year ended December 28, 2003, the Company repurchased an additional $55.0 million face value for a repurchase price of $58.0 million.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If redeemed during the 12-month period beginning November 15 the redemption prices of the 10.875% senior notes before accrued and unpaid interest are as follows:

Year	Percentage

2003	103.650%
2004	101.825
2005 and thereafter	100.000

      In 1997, the Company issued $48.2 million face amount 13.45% senior discount notes due 2008, less a discount of $24.0 million based on an imputed interest rate of 13.85%. The senior discount notes were issued with a warrant (see note 15) for aggregate consideration of $24.5 million. The senior discount notes were unsecured and cash interest did not accrue on the senior discount notes prior to November 30, 2002. The Company had no mandatory payments of principal on the senior discount notes prior to their maturity in 2008. The senior discount notes could be redeemed in their entirety only, at the option of the Company, upon the Company’s receipt of proceeds from an initial public offering of its common stock at any time prior to November 30, 2002 at a redemption price equal to 113.45% of their accreted value plus accrued but unpaid interest. The Company repurchased in the open market $12.5 million face value of senior discount notes during the fiscal year ended December 30, 2001 for a repurchase price of $6.7 million. On February 1, 2002 the Company purchased an additional $2.8 million face value of the senior discount notes for a repurchase price of $2.5 million. The Company redeemed the remaining $25.4 million face value of senior discount notes upon completion of its initial public offering in July 2002 for a repurchase price of $27.5 million.

      The Company had a non-amortizing $125.0 million revolving credit facility, which was amended and restated to a three-year, non-amortizing $140.0 million revolving credit facility in the first quarter of 2003. The amended and restated credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its third anniversary date on March 20, 2006. The Company may terminate the credit facility by giving at least 30 days prior written notice, provided that if the Company terminates prior to March 20, 2006, it must pay an early termination fee. Unless it is terminated, the credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2006. The credit facility bears interest at various rates based on the Company’s performance, with a floor of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 2.50% or the JP Morgan Chase Bank prime lending rate plus 0.75% and is secured by trade accounts receivable, merchandise inventory and general intangible assets (including trademarks and trade names). At December 28, 2003, loans under the credit facility bear interest at a rate of LIBOR (1.15% at December 28, 2003) plus 1.50% or the JP Morgan Chase Bank prime lending rate (4.00% at December 28, 2003). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the credit facility. On December 28, 2003, the Company had $51.7 million in LIBOR and prime lending rate borrowings and letters of credit of $0.2 million outstanding. The Company’s maximum eligible borrowing available under the credit facility is limited to 70% of the aggregate value of eligible inventory during November through February and 65% of the aggregate value of eligible inventory during the remaining months of the year. Available borrowing capacity over and above actual borrowings and letters of credit outstanding on the credit facility amounted to $72.9 million at December 28, 2003.

      The various debt agreements contain covenants restricting the ability of the Company to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. The Company was in compliance with all such covenants at December 28, 2003.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Fair Values of Financial Instruments

      The fair value of cash, trade and other receivables, trade accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The fair value of the 10.875% senior notes at December 28, 2003 approximated $50.5 million based upon recent market prices. The carrying amount of the credit facility reflects the fair value based on current rates available to the Company for debt with the same remaining maturities.

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

      Rental expense for operating leases consisted of the following:

	Year ended	Year ended	Year ended
	December 30,	December 29,	December 28,
	2001	2002	2003

Cash rental payments	$31,602	$33,693	$36,768
Noncash rentals	258	195	129
Contingent rentals	1,710	1,730	1,730

Rental expense	$33,570	$35,618	$38,627

      Future minimum lease payments (cash rentals) under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 28, 2003 are:

Year ending:

2004	$41,024
2005	37,702
2006	33,046
2007	30,296
2008	27,883
Thereafter	100,096

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Accrued Expenses

      Accrued expenses consist of the following:

	December 29,	December 28,
	2002	2003

Payroll and related expenses	$13,757	$20,793
Advertising	5,047	4,815
Sales tax	7,810	8,831
Income tax	1,086	3,834
Other	22,008	16,444

	$49,708	$54,717

(8)	Income Taxes

      Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total

2003:
Federal	$14,452	$(154)	$14,297
State	3,106	184	3,290

	$17,558	$30	$17,587

2002:
Federal	$7,514	$4,188	$11,702
State	1,749	(138)	1,611

	$9,263	$4,050	$13,313

2001:
Federal	$7,698	$711	$8,409
State	1,776	95	1,871

	$9,474	$806	$10,280

      The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year ended	Year ended	Year ended
	December 30,	December 29,	December 28,
	2001	2002	2003

Tax expense at statutory rate	$8,836	$11,338	$15,357
State taxes, net of federal benefit	1,223	1,475	2,131
Other	221	500	99

	$10,280	$13,313	$17,587

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 29,	December 28,
	2002	2003

Deferred assets:
Self-insurance reserves	$2,341	$2,593
Employee benefits	2,384	2,819
State taxes	611	1,087
Accrued expenses	4,638	4,556
Tax credits	791	680
Other	410	291

Deferred tax assets	$11,175	$12,026
Deferred liabilities — basis difference in fixed assets	$1,517	$2,398

Net deferred tax assets	$9,658	$9,628

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

      The Company has a 401(k) plan covering eligible employees. Employee contributions may be supplemented by Company contributions. The Company contributed $1.8 million for the fiscal year ended December 30, 2001, $2.0 million for the fiscal year ended December 29, 2002 and $2.0 million for the fiscal year ended December 28, 2003 in employer matching and profit sharing contributions.

      The Company has an employment agreement with Robert W. Miller, chairman emeritus, that stipulates upon his retirement he will receive $350 thousand per year for the remainder of his life. Upon his death, his spouse will continue to receive this benefit for the remainder of her life. The Company has recorded a liability of $0.6 million and $1.2 million as of December 29, 2002 and December 28, 2003, respectively, based on actuarial valuation estimates related to the employment agreement with the executive. The actuarial assumptions used included a discount rate of 6.50% as well as the use of a mortality table as of December 28, 2003.

(10)	Related Party Transactions

      Green Equity Investors, L.P. and Grand Avenue Associates, L.P., both affiliates of Leonard Green & Partners, L.P., purchased an aggregate of 350,000 shares of the Company’s common stock at the initial public offering price of $13.00 per share. Green Equity Investors, L.P. owned more than 27% of our outstanding common stock until it sold substantially all of its shares in a secondary public offering in November 2003.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to September 1992, Big 5 Corp. was a wholly owned subsidiary of Thrifty Corporation (“Thrifty”), which was in turn a wholly owned subsidiary of Pacific Enterprises (“PE”). In December 1996, Thrifty was acquired by Rite Aid Corp. (“Rite Aid”).

      As a result of the Company’s prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid, PE and PE’s successor company, Sempra Energy. These relationships include continuing indemnification obligations of PE to the Company for certain environmental matters; agreements between the Company and PE with respect to various tax matters and obligations under ERISA, including the allocation of various tax obligations relating to the inclusion of the Company and each member of the affiliated group of which the Company was a subsidiary in certain consolidated and/or unitary tax returns of PE, and subleases described as follows. Green Equity Investors III, L.P., an affiliate of Leonard Green & Partners, L.P., holds convertible preferred stock in Rite Aid, which, if converted, would represent approximately 12.2% of Rite Aid’s outstanding stock.

      The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $0.2 million for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003.

      The Company had a Management Services Agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which was due to expire in May 2005, under which $0.3 million, plus expenses, was paid annually for financial advisory and investment banking services. The agreement was terminated in conjunction with the initial public offering in fiscal 2002 for a fee of $0.9 million. During each of the fiscal years ended December 30, 2001 and December 29, 2002 the Company paid $0.3 million and $1.0 million to this advisor group, respectively.

      On July 2, 2002, the Company used a portion of the net proceeds from its initial public offering to redeem all of the Company’s outstanding shares of Series A 13.45% senior exchangeable preferred stock, par value $0.01 per share, (Preferred Stock). Green Equity Investors, L.P. and its affiliates owned 309,071 of the 350,000 outstanding shares of preferred stock and received approximately $60.6 million upon redemption of such shares.

      The Company has an employment agreement with Robert W. Miller which provides that he will serve as Chairman Emeritus of the Board of Directors for a term of three years from any given date, such that there will always be a minimum of at least three years remaining under his employment agreement. The employment agreement provides for Robert W. Miller to receive an annual base salary of $350,000, as well as specified perquisites. If Robert W. Miller’s employment is terminated by either Robert W. Miller or the Company for any reason, the employment agreement provides that the Company will pay Robert W. Miller his annual base salary and provide specified benefits for the remainder of his life. The employment agreement also provides that in the event Robert W. Miller is survived by his wife, the Company will pay his wife his annual base salary and provide her specified benefits for the remainder of her life. Robert W. Miller is the co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company.

(11)	Contingencies

      On August 9, 2001, the Company received a copy of a complaint filed in the California Superior Court in Los Angeles alleging violations of the California Labor Code and the Business and Professions Code. This complaint was brought as a purported class action with two subclasses comprised of our California store managers and our California first assistant store managers. The plaintiffs alleged that the Company improperly classified its store managers and first assistant store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week. On February 8, 2002 the Company filed a joint settlement which was approved by the court on August 1, 2002. The settlement constitutes a full and complete settlement

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and release of all claims related to the lawsuit. Under the terms of the settlement, the Company agreed to pay $32.46 per week of active employment as store manager from August 8, 1997 through December 31, 2001, the covered period, and $25.50 per week of active employment as first assistant store manager during the covered period to each class member who submits a valid and timely claim form. The Company also agreed to pay attorneys’ fees, plus costs and expenses, in the amount of $0.7 million, as well as up to $0.04 million for the cost of the settlement administrator. In addition, the Company agreed to pay the class representatives an additional aggregate amount of $0.03 million for their service as named plaintiffs. The Company recorded a charge of approximately $2.5 million in the fourth quarter of fiscal 2001 to provide for expected payments to the class members as well as legal and other fees associated with the settlement. All payments under the settlement agreement were made as of December 29, 2002.

      The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(12)	Business Concentrations

      The Company operates traditional sporting goods retail stores located principally in the Western states of the United States. The Company is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur that affect the retail industry, there could be a significant adverse effect on management’s estimates and an adverse impact on the Company’s performance.

(13)	Quarterly Financial Data (unaudited)

	Year Ended December 29, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share data)
Net sales	$157,133	$162,703	$170,913	$176,720	$667,469
Gross profit	$55,007	$59,633	$59,107	$63,864	$237,611
Net income	$3,530	$4,129	$2,596	$8,827	$19,082
Net income per share (diluted)	$0.10	$0.13	$(0.06)	$0.39	$0.57
Diluted shares	16,087	16,512	22,156	22,664	19,476

	Year Ended December 28, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share data)
Net sales	$164,517	$170,125	$183,275	$191,823	$709,740
Gross profit	$57,852	$62,595	$65,210	$70,269	$255,926
Net income	$3,397	$6,268	$6,744	$9,881	$26,290
Net income per share (diluted)	$0.15	$0.28	$0.30	$0.43	$1.16
Diluted shares	22,664	22,730	22,781	22,832	22,753

(14)	Redeemable Preferred Stock

      In November 1997, the Company authorized and issued 350,000 shares of Series A 13.45% senior exchangeable preferred stock with a liquidation preference of $100.00 per share as of the date of issue. The preferred stock had a liquidation preference over the common stock equal to the initial liquidation value of the preferred stock plus accrued and unpaid dividends thereon. On July 2, 2002, the Company used a portion of

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net proceeds from its initial public offering to redeem all of the Company’s outstanding shares of preferred stock.

      The preferred stock earned cumulative dividends at the rate of 13.45% per annum. Dividends could, at the option of the Company, be paid in cash or by adding to the liquidation preference of preferred stock an amount equal to the dividends then accrued and payable. The preferred stock was subject to mandatory redemption on November 13, 2009 at 100% of the liquidation preference plus accrued and unpaid dividends. Prior to November 13, 2002, the Company could redeem the preferred stock following an initial public offering of common stock at 110% of the liquidation preference, less an amount (calculated as a percentage) sufficient to reduce the aggregate redemption price by an amount sufficient to permit the Company to pay bonuses to the Company’s directors and executive officers who sold shares of the Company’s common stock in the initial public offering in an amount equal to the underwriting commission and discounts that they would pay, as well as to repurchase 0.5 million shares from the Company’s other non-executive employees relating to such offering at the offering price to the public rather than the net price to the Company after deducting underwriting commissions and discounts, plus accrued and unpaid dividends.

(15)	Stock Options, Restricted Stock and Warrant

1997 Management Equity Plan

      The 1997 Plan provides for the sale of shares or granting of incentive stock options or non-qualified stock options to officers, directors and selected key employees of the Company to purchase shares of the Company’s common stock. The 1997 Plan is administered by the board of directors of the Company and the granting of awards under the 1997 Plan is discretionary with respect to the individuals to whom and the times at which awards are made, the number of options awarded or shares sold, and the vesting and exercise period of such awards. The options and stock granted under the 1997 Plan must have an exercise or sale price that is no less than 85% of the fair value of the Company’s common stock at the time the stock option or stock is granted or sold. The aggregate number of common shares that may be allocated to awards under the 1997 Plan is 4,536,000 shares. No more than 810,000 of these shares shall be subject to stock options outstanding at any time. Options granted or restricted stock sold under the 1997 Plan vest ratably over five years from the date the options are granted or the restricted stock is issued and have an exercise period not to exceed 120 months from the date the stock options are granted or the restricted stock is issued. The 1997 Plan does not allow for the transfer of options or stock purchase rights. As of December 30, 2001 and December 29, 2002, no options had been granted under the 1997 Plan and 3,744,702 shares of restricted common stock had been sold under the 1997 Plan. The Company does not intend to make additional grants under the 1997 Plan. At December 28, 2003, all shares granted under the 1997 Plan were fully vested.

Warrant

      In connection with the issuance of the senior discount notes in 1997, the Company issued a warrant to purchase 486,000 shares of common stock. The warrant was exercisable at any time with an exercise price of $.00123 per share and would have expired on November 30, 2008. The fair value of the warrant at the time of issuance was $0.3 million, determined by cash purchases of common stock by third parties on the same date. The warrant was exercised in the first quarter of fiscal 2003.

2002 Stock Incentive Plan

      In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors, and specified consultants. Under the 2002 Plan, the Company may grant options to purchase up to 3,645,000 shares of common stock. Options granted under the 2002 Plan vest ratably over various terms with a

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum life of ten years. At December 28, 2003, options to purchase 383,400 shares of common stock had been granted and remain outstanding under the 2002 Plan.

      Stock option activity for all plans during the periods presented is as follows:

		Weighted
		Average
	No. of Shares	Exercise Price

Balance at December 30, 2001	—	—
Granted	61,000	$12.91
Exercised	—	—
Forfeited	—	—

Balance at December 29, 2002	61,000	12.91
Granted	339,800	10.32
Exercised	—	—
Forfeited	(17,400)	10.69

Balance at December 28, 2003	383,400	$10.72

      The following is a summary of stock options outstanding and exercisable at December 28, 2003:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Years	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Remaining	Price	Options	Price

$10.50	2,000	8.5	$10.50	14,150	$10.50
13.00	56,600	8.5	13.00	500	13.00
10.32	324,800	9.1	$10.32	6,250	10.32

(16)	Earnings Per Share

      The following table sets forth the computation of basic and diluted net income per common share:

	Year ended	Year ended	Year ended
	December 30,	December 29,	December 28,
	2001	2002	2003

Net income	$14,965	$19,082	$26,290
Less: Preferred stock dividends	7,284	7,999	—

Net income available to common stockholders	$7,681	$11,083	$26,290

Basic earnings per share	$0.54	$0.60	$1.16

Diluted earnings per share	$0.48	$0.57	$1.16

Weighted average shares of common stock outstanding:
Basic	14,247	18,358	22,651
Dilutive effect of common stock equivalents arising from stock options	—	—	87
Dilutive effect of unvested restricted stock	1,357	632	—
Dilutive effect of outstanding warrant	486	486	15

Diluted	16,090	19,476	22,753

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Goodwill

      In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 31, 2001. There was no cumulative effect of a change in accounting principle upon adoption, as there was deemed to be no impairment in the carrying value of goodwill or other identifiable intangibles. The following adjusts reported net income and earnings per share to exclude goodwill amortization:

	Year Ended

	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands, except earnings per share data)
Reported net income	$14,965	$19,082	$26,290
Goodwill amortization, net of tax	146	—	—

Adjusted net income	15,111	19,082	26,290
Less: Preferred stock dividends	7,284	7,999	—

Adjusted net income available to common stockholders	$7,827	$11,083	$26,290

Reported basic earnings per share	$0.54	$0.60	$1.16
Goodwill amortization, net of tax	0.01	—	—

Adjusted basic earnings per share	$0.55	$0.60	$1.16

Reported diluted earnings per share	$0.48	$0.57	$1.16
Goodwill amortization, net of tax	0.01	—	—

Adjusted diluted earnings per share	$0.49	$0.57	$1.16

BIG 5 SPORTING GOODS CORPORATION

Schedule II — Valuation and Qualifying Accounts

			Deductions:
	Balance at	Additions:	Accounts	Balance
	Beginning	Charges to	Receivable	at End
	of Year	Operations	Write Offs	of Year

	(Dollars in thousands)
December 31, 2000
Allowance for doubtful receivables	607	129	(65)	671
December 29, 2002
Allowance for doubtful receivables	671	120	(62)	729
December 28, 2003
Allowance for doubtful receivables	729	170	(380)	520

II-1