Form 10-K/A
period 2003-12-28
BIG 5 SPORTING GOODS CORP
filed 2004-10-25
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
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

PART II
Item 6: Selected Consolidated Financial and Other Data
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART IV
Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

      On March 12, 2004, Big 5 Sporting Goods Corporation filed its Annual Report on Form 10-K for the fiscal year ending December 28, 2003 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). The Company hereby amends Items 6 and 7 of the Original Filing, and the notes to the consolidated financial statements, to respond to comments the Company received from the SEC with respect to the Original Filing.

      This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this report to speak as of a later date. Updated information regarding recent developments is included in the Company’s other filings with the SEC and in press releases issued by the Company.

i

PART II

Item 6:	Selected Consolidated Financial and Other Data

      The selected data presented below under the captions “Statements of Operations Data” and “Balance Sheet Data” for, and as of the end of the fiscal years ended December 31, 2000, December 30, 2001, December 29, 2002 and December 28, 2003 are derived from our audited consolidated financial statements, which financial statements have been audited by KPMG LLP, independent registered public accounting firm. The selected data presented below under the captions “Statement of Operations” and “Balance Sheet Data” for, and as of the end of the fiscal year ended January 2, 2000 have been derived from our consolidated financial statements and have been reclassified to conform with the adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The consolidated financial statements as of December 29, 2002 and December 28, 2003 and for each of the years ended December 29, 2002 and December 28, 2003 and the report thereon are included elsewhere in this report. The information presented below under the captions “Store Data” and “Other Financial Data” is unaudited. You should read the following tables in conjunction with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year(1)

	1999	2000	2001	2002	2003

	(Dollars and shares in thousands, except per share and store data)
Statement of Operations Data:
Net sales	$514,324	$571,476	$622,481	$667,469	$709,740
Cost of goods sold, buying and occupancy	341,852	377,040	407,679	429,858	453,814

Gross profit	172,472	194,436	214,802	237,611	255,926
Operating expenses:
Selling and administrative	131,222	144,703	160,044	174,868	186,798
Litigation settlement	—	—	2,515	—	—
Depreciation and amortization	9,479	9,340	10,031	9,966	10,412

Total operating expenses	140,701	154,043	172,590	184,834	197,210

Operating income	31,771	40,393	42,212	52,777	58,716
Premium (discount) and unamortized financing fees related to redemption of debt	621	(148)	(2,662)	4,557	3,434
Interest expense, net	21,574	22,008	19,629	15,825	11,405

Income before income taxes	9,576	18,533	25,245	32,395	43,877
Income taxes	3,751	7,385	10,280	13,313	17,587

Net income	5,825	11,148	14,965	19,082	26,290
Redeemable preferred stock dividends	5,621	6,400	7,284	7,999	—

Net income available to common stockholders	$204	$4,748	$7,681	$11,083	$26,290

Earnings per share:
Basic	$0.02	$0.35	$0.54	$0.60	$1.16

Diluted	$0.01	$0.30	$0.48	$0.57	$1.16

	Fiscal Year(1)

	1999	2000	2001	2002	2003

	(Dollars and shares in thousands, except per share and store data)
Shares used to calculate earnings per share:
Basic	12,801	13,525	14,247	18,358	22,651

Diluted	16,098	16,094	16,090	19,476	22,753

	Fiscal Year(1)

	1999		2000		2001		2002		2003

	(Dollars and shares in thousands, except per share and store data)
Store Data:
Same store sales increase(2)	2.0%		6.6%		4.9%		4.0%		2.2%
Net sales per gross square foot(3)	$203		$217		$224		$227		$227
End of period stores	234		249		260		275		293
Average net sales per store(4)	$2,285		$2,405		$2,448		$2,541		$2,546
Other Financial Data:
Gross margin	33.5%		34.0%		34.5%		35.6%		36.1%
Capital expenditures	$13,075		$11,602		$10,510		$10,207		$10,489
Inventory turns(5)	2.1	x	2.2	x	2.4	x	2.5	x	2.7x
Balance Sheet Data:
Cash and cash equivalents	$5,091		$3,753		$7,865		$9,441		$9,030
Working capital(6)	$71,289		$69,427		$66,292		$72,767		$74,403
Total assets	$234,917		$254,433		$253,883		$257,975		$272,025
Total debt	$178,446		$172,098		$153,351		$125,131		$99,686
Redeemable preferred stock	$45,408		$51,721		$58,911		—		—
Stockholders’ equity (deficit)	$(96,851)		$(92,105)		$(84,425)		$3,674		$29,964

(Notes to table on previous page and this page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. All years presented consisted of 52 weeks.

(2)	Same store sales data for a fiscal year presented reflects stores open throughout that fiscal year and the prior fiscal year.

(3)	Net sales per gross square foot is calculated by dividing net sales for stores open the entire period by the total gross square footage for those stores.

(4)	Average net sales per store is calculated by dividing net sales for stores open the entire period by total store count for stores open the entire period.

(5)	Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by fiscal year four-quarter average FIFO (first-in, first-out) inventory balances.

(6)	Working capital is defined as current assets less current liabilities.

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Throughout this section, our fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 are referred to as fiscal 2001, fiscal 2002 and fiscal 2003, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2001, fiscal 2002 and fiscal 2003 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-

looking statements that involve risk and uncertainties. You should review the “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results in future periods to differ materially from the results contemplated by the forward- looking statements contained herein.

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

Basis of Reporting

Net Sales

      Net sales consist of sales from all stores operated during the period presented, net of actual returns during such period. Actual returns were $38.4 million, $50.5 million and $52.6 million for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003, respectively. The Company does not maintain a sales return allowance. The difference between recording actual sales returns and establishing an allowance for sales returns is not considered to have a material impact on the Company’s financial statements for the periods presented. Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period. New store sales for a period reflect net sales from stores opened in that period as well as net sales from stores opened during the prior fiscal year. Stores that are relocated during any period are treated as new stores.

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

      (A) Documents filed as part of this report:

(1) Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2) Financial Statement Schedule.

See Index to Consolidated Financial Statements Index on page F-1 hereof.

(3) Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(7)
3.2	Amended and Restated Bylaws.(7)
4.1	Specimen of Common Stock Certificate.(5)
4.2	Indenture dated as of November 13, 1997 between Big 5 Corp. and First Trust National Association, as trustee.(1)
4.3	Form of Big 5 Corp. 10.875% Series B Senior Notes due 2007 (included in Exhibit 4.2).(1)
4.4	Indenture dated as of November 13, 1997 between Big 5 Sporting Goods Corporation and First Trust National Association, as trustee.(2)
4.5	Form of Big 5 Sporting Goods Corporation 13.45% Senior Discount Notes due 2008.(2)
10.1	Form of Amended and Restated Stockholders Agreement among Big 5 Sporting Goods Corporation, Green Equity Investors, L.P., Steven G. Miller and Robert W. Miller.(4)
10.2	Management Services Agreement dated as of November 13, 1997 by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P.(1)
10.3	1997 Management Equity Plan.(2)
10.4	2002 Stock Incentive Plan.(4)
10.5	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(4)
10.6	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation(4)
10.7	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(7)
10.8	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(7)
10.9	Financing Agreement dated March 8, 1996 between The CIT Group/ Business Credit, Inc. and Big 5 Corp.(7)
10.10	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/ Business Credit, Inc.(7)
10.11	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/ Business Credit, Inc.(7)
10.12	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated November 13, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(1)
10.13	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated December 16, 1997, amending the Financing Agreement dated March 8, 1996 between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(2)

10.14	Fifth Amendment to Financing Agreement, dated March 21, 2000, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(2)
10.15	Sixth Amendment to Financing Agreement, dated February 27, 2002, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(3)
10.16	Seventh Amendment to Financing Agreement, dated April 30, 2002, by and among Big 5 Corp. and The CIT Group/ Business Credit, Inc., amending the Financing Agreement, dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(5)
10.17	Form of Indemnification Agreement.(7)
10.18	Form of Termination Agreement by and among Big 5 Sporting Goods Corporation, Big 5 Corp. and Leonard Green & Associates, L.P.(4)
10.19	Stock Subscription Agreement dated as of September 25, 1992, between Big 5 Sporting Goods Corporation and Green Equity Investors, L.P.(4)
10.20	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated April 17, 1996, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(4)
10.21	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated August 11, 1997, amending the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(4)
10.22	Letter agreement from The CIT Group/ Business Credit, Inc. to Big 5 Corp. dated June 13, 2002, under the Financing Agreement dated March 8, 1996, between Big 5 Corp. (successor to United Merchandising Corp.) and The CIT Group/ Business Credit, Inc.(5)
10.23	Form of Indemnification Letter Agreement.(5)
10.24	Form of Subscription Agreement between Big 5 Sporting Goods Corporation and Green Equity Investors, L.P.(6)
10.25	Form of Subscription Agreement between Big 5 Sporting Goods Corporation and Grand Avenue Associates, L.P.(6)
10.26	Amended and Restated Financing Agreement dated March 20, 2003 between The CIT Group/ Business Credit, Inc., the Lenders and Big 5 Corp.(7)
10.27	Modification and Reaffirmation of Guaranty dated March 20, 2003 by Big 5 Sporting Goods Corporation in favor of The CIT Group/ Business Credit, Inc.(7)
10.28	First Amendment to Financing Agreement dated October 31, 2003, amending the Financing Agreement dated March 20, 2003 between The CIT Group/ Business Credit, Inc., the Lenders and Big 5 Corp.(8)
10.29	Joinder Agreement, dated as of January 28, 2004, by and among Big 5 Corp., Big 5 Services Corp., the Lenders (as defined therein) and The CIT Group/Business Credit, Inc.(8)
10.30	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein)(8)
14.1	Code of Business Conduct and Ethics.(8)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(2)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP(9)
31.1	Rule 13-a14(a) Certification of Chief Executive Officer.(9)
31.2	Rule 13-a14(a) Certification of Chief Financial Officer.(9)
32.1	Section 1350 Certification of Chief Executive Officer.(9)
32.2	Section 1350 Certification of Chief Financial Officer. (9)

(1)	Incorporated by reference to Big 5 Corp.’s Registration Statement on Form S-4 (File No. 333-43129) filed with the Securities and Exchange Commission on December 23, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(3)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on March 18, 2002.

(4)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(5)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(6)	Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 25, 2002.

(7)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(8)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(9)	Filed herewith.

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

Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer
and Director of the Company

Date: October 25, 2004

BIG 5 SPORTING GOODS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1
Management’s Responsibility for Financial Statements	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 29, 2002 and December 28, 2003	F-4
Consolidated Statements of Operations for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003	F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003	F-7
Notes to Consolidated Financial Statements	F-8
Schedule
Consolidated Financial Statement Schedule:
Valuation and Qualifying Accounts as of December 30, 2001, December 29, 2002 and December 28, 2003	II-1

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

El Segundo, California

March 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue Recognition

      The Company’s revenue is received from retail sales of merchandise through the Company’s stores. Revenue is recognized when merchandise is received by the customer and is shown net of actual returns during the relevant period. Actual returns were $38.4 million, $50.5 million and $52.6 million for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003, respectively. The Company does not maintain a sales return allowance. The difference between recording actual sales returns and establishing an allowance for sales returns is not considered to have a material impact on the Company’s financial statements for the periods presented.

Trade and Other Receivables

      Trade accounts receivable consist primarily of third party credit card receivables. Other receivables consist principally of net amounts due from vendors for certain co-op advertising. Accounts receivable have

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic earnings per share is calculated by dividing net income available to common stockholder by the weighted average common shares outstanding during the period excluding unvested restricted shares issued under the 1997 Management Equity Plan (“1997 Plan”) (see note 15). Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of an outstanding warrant, outstanding stock options and the dilutive effect of unvested restricted shares issued under the 1997 Plan (see note 16). The warrant was exercised in the first quarter of 2003 (see note 15).

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