Form 10-K
period 2005-01-02
BIG 5 SPORTING GOODS CORP
filed 2005-09-06
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2005

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
Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No     ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑     No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $309,818,617 as of July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for July 1, 2005. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.
     22,677,627 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at August 5, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     On February 8, 2005, the board of directors of Big 5 Sporting Goods Corporation (referred to as the “Company” or “we”) concluded that the previously issued financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended December 28, 2003 and December 29, 2002 should not be relied upon because of errors in those financial statements and that we would restate these financial statements to make the necessary accounting corrections.
     The consolidated balance sheet at December 28, 2003, and the consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows for the fiscal years ended December 29, 2002 and December 28, 2003 in this Annual Report on Form 10-K have been restated. We also have restated our quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 included in this Annual Report on Form 10-K. See Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional information on the restatement.

PART I
ITEM 1: BUSINESS
General
     Big 5 Sporting Goods Corporation is a leading sporting goods retailer in the western United States, operating 309 stores in 10 states under the “Big 5 Sporting Goods” name at January 2, 2005. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
     We believe that over the past 50 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchased through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.
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
     Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to generate consistent, profitable growth. As of January 2, 2005, we have realized 36 consecutive quarterly increases in same store sales over comparable prior periods. All but one of our stores open at least one year has generated positive store-level operating profit in each of the past five fiscal years. In fiscal 2004, we generated net sales of $782.2 million, operating income of $64.2 million, net income of $33.5 million and diluted earnings per share of $1.47, in each case measured in accordance with accounting principles generally accepted in the United States (“GAAP”). Fiscal 2004 net income included a debt redemption charge of $1.2 million, net of taxes, or $0.06 per diluted share. For the past five fiscal years, our net sales and operating income have increased at compounded annual growth rates of 8.7% and 15.1%, respectively. We believe our success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model.
     We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly owned subsidiary incorporated in Delaware on October 27, 1997. As of the beginning of fiscal 2004, we conduct our gift card operations through Big 5 Services Corp., a wholly owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.

     Our Internet address is www.big5sportinggoods.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).
Expansion and Store Development
     Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 82 stores, an average of 16 new stores annually, of which 70% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other				Number of Stores
Year	California	Markets	Total	Stores Relocated	Stores Closed	at Period End
2000	5	10	15	-	-	249
2001	3	12	15	(4)	-	260
2002	6	9	15	-	-	275
2003	5	14	19	-	(1)	293
2004	6	12	18	(2)	-	309
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
     Our in-house store development personnel, who have opened an average of 16 stores during each of the past 5 fiscal years, analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We opened 18 new stores, two of which were relocations, in fiscal 2004 and expect to open 16 to 20 new stores in fiscal 2005.
Management Experience
     We believe the experience, commitment and tenure of our professional staff drive our superior execution and strong operating performance and give us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas as of January 2, 2005:

		Average
	Number of	Number of Years
	Employees	With Us
Senior Management	6	27
Vice Presidents	8	23
Buying Team	17	17
Store District / Division Supervisors	34	18
Store Managers	309	9

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
     The following table illustrates our mix of hard goods, which are durable items such as fishing rods and golf clubs, and soft goods, which are non-durable items such as shirts and shoes, as a percentage of net sales:

	Fiscal Year
	2001	2002	2003	2004
Soft Goods
Athletic and sport apparel	16.5%	15.9%	16.1%	16.2%
Athletic and sport footwear	30.3	30.8	30.4	30.5

Total soft goods	46.8	46.7	46.5	46.7
Hard goods	53.2	53.3	53.5	53.3

Total	100.0%	100.0%	100.0%	100.0%

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
     We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment and fishing supplies. Private label merchandise is sold under our owned labels Fives, Court Casuals, Sport Essentials, Rugged Exposure, Golden Bear, Pacifica, and South Bay, in addition to labels licensed from a third party, including Kemper, Body Glove, Field and Stream and Hi-Tec.
     Through our 50 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

     Our buying team, who average 17 years of experience with us, work closely with senior management to determine the product selection, promotion and pricing of our merchandise mix. Management utilizes an integrated merchandising, distribution, point-of-sale and financial information system to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.
Advertising
     Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes the weekly distribution of over 14 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name Big 5 Sporting Goods.
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
Vendor Relationships
     We have developed strong vendor relationships over the past 50 years. In fiscal 2004, no single vendor represented greater than 6.2% of total purchases. We believe current relationships with our vendors are good. We benefit from the long-term working relationships that our senior management and our buyers have carefully nurtured throughout our history.
Management Information Systems
     We have fully integrated management information systems that track, on a daily basis, individual sales transactions at each store, inventory receiving and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host system. The host system and our stores’ point-of sale terminals are linked by a network that provides satellite communications for credit card, in-house tender authorization, and daily polling of sales and merchandise movement at the store level. We believe our management information systems are efficiently supporting our current operations and provide a foundation for future growth.
Distribution
     We maintain a 435,000 square foot leased distribution center in Fontana, California that services all of our stores. The distribution center is fully integrated with our management information systems that provide warehousing and distribution capabilities. The distribution center was constructed in 1990 and warehouses the majority of the merchandise carried in our stores. We estimate that at least 98% of all store merchandise is received from this distribution center. We distribute merchandise from the distribution center to our stores at least once a week, Monday through Saturday, using a fleet of 39 leased and two owned tractors, as well as contract carriers. Our lease for the distribution center has an initial term that expires in 2006 and includes three additional five-year renewal options. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns; in June 2004 the lease was amended to reduce the amount of space leased to 110,700 square feet. The lease for the satellite distribution center expired in June 2005.
     Due to limited capacity at the current distribution center, we entered into a 10-year lease with three five-year renewal options for a replacement distribution center in Riverside, California in the second quarter of fiscal 2004. Construction began on the new distribution center in the third quarter of fiscal 2004. It will have approximately 953,132 square feet of storage and office space. We anticipate completion of construction and the start of the transition to the new distribution center late in the third quarter of fiscal 2005, with completion of the transition expected in the first quarter of fiscal 2006 and anticipate the total capital investment for the new distribution center will be approximately $22.5 million, of which $8.2 million had been expended as of January 2, 2005.
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
     Specialty Sporting Goods Stores. Specialty sporting goods retailers include specialty shops and are frequently located in malls or strip centers. Examples of these retailers include Foot Locker, Golfsmith, Bass Pro Shops, Gander Mountain and REI. These retailers also include pro shops that often are single-store operations. Specialty sporting goods retailers typically carry a wide assortment of one specific product category, such as athletic shoes, golf, or outdoor equipment and generally have higher prices than full-line sporting goods retailers.
     Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be freestanding locations. These stores emphasize high volume sales and a large number of stock keeping units. Examples include Sport Chalet, Dick’s Sporting Goods and The Sports Authority, Inc., as well as its other operating units, Oshman’s, Sportmart and Gart Sports Company.
     Catalog and Internet Based Retailers. This category consists of numerous retailers that sell a broad array of new and used sporting goods products via catalogs or the Internet, including Cabela’s and Nike.com.
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
Employees
     We manage our stores through regional, district and store-based personnel. Our Senior Vice President of Store Operations has general oversight responsibility for all of our stores. Field supervision is led by five regional supervisors who report directly to the Vice President of Store Operations and who oversee 29 district supervisors. The district supervisors are each responsible for an average of 11 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers, at least one full-time cashier, at least one management trainee and a complement of full and part-time associates.
     As of January 2, 2005, we had approximately 7,166 full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents 488 hourly employees in our distribution center and some of our retail personnel in our stores.

     In September 2000, we negotiated two contracts with Local 578 covering these employees. In August 2004 we negotiated an extension to the contract with Local 578 covering employees at our distribution center and that contract now expires on August 31, 2006. In July 2005, we negotiated a one-year extension to the contract with our store employees represented by Local 578 and that contract will now expire on August 31, 2006. We have not had a strike or work stoppage in the last 24 years. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that our employee relations are good.
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
     We also provide unique opportunities for our employees to gain knowledge about our products. These opportunities include “hands-on” training seminars and a sporting goods product expo. At the sporting goods product expo, our vendors set up booths where full-time store employees from every store receive intensive training on the products we carry. We believe this event is a successful program for both training and motivating our employees.
Description of Service Marks and Trademarks
     We use the Big 5 and Big 5 Sporting Goods names as service marks in connection with our business operations and have registered these names as federal service marks. These service marks are due for renewal in 2005 and 2013, respectively. We have also registered Court Casuals, Golden Bear, Pacifica, Rugged Exposure and South Bay as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2008 to 2013. We believe we will be successful in renewing the service mark registration scheduled for renewal in 2005.

ITEM 2: PROPERTIES
Properties
     Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245 where we lease approximately 54,787 square feet of office and adjoining retail space. The lease expires in February 2009.
     We currently lease a 435,000 square foot distribution center in Fontana, California. In addition, at the end of fiscal year 2004 we leased a 110,700 square foot satellite distribution center in Fontana, California to handle seasonal merchandise and returns. The primary distribution center lease expires in March 2006 and has three renewal options of five years each. The lease for the satellite distribution center expired in June 2005. In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth and to replace our existing distribution centers. The new distribution facility is located in Riverside, California and will have approximately 953,132 square feet of warehouse and office space. We anticipate completion of construction and the start of the transition to the new distribution center late in the third quarter of fiscal 2005, with completion of the transition expected in the first quarter of fiscal 2006. The initial lease expires in 2015 and has three renewal options for five years each.
     We lease all but one of our retail store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term from inception of our new store leases, taking into account renewal options, is approximately 25 years. Of the total store leases, 26 are due to expire in the next five years without renewal options.
Our Stores
     Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits. In fiscal 2004, we processed approximately 24.6 million sales transactions and our average transaction size was approximately $31.
     Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with net sales per gross square foot of approximately $238 for fiscal 2004. Our high net sales per square foot combined with our efficient store-level operations and low store maintenance costs allow us to generate consistently strong store-level returns. All but one of our stores open at least a year have generated positive store-level operating profit in each of the past five fiscal years In addition, we have never closed a store due to poor performance. The following table details our store locations as of January 2, 2005:

	Year	Number	Percentage of Total
Regions	Entered	Of Stores	Number of Stores
California:
Southern California	1955	95	30.7%
Northern California	1972	79	25.6

Total California		174	56.3
Washington	1984	36	11.7
Arizona	1993	25	8.1
Oregon	1995	16	5.2
Texas	1995	11	3.6
Nevada	1978	11	3.6
Utah	1997	11	3.6
New Mexico	1995	9	2.9
Idaho	1994	8	2.5
Colorado	2001	8	2.5

Total		309	100.0%

ITEM 3: LEGAL PROCEEDINGS
     On August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of our bylaws and unjust enrichment by certain executive officers. This complaint was brought both as a purported stockholder class action and as a purported derivative action on behalf of the Company against all of the members of our board of directors and certain executive officers. The complaint alleges that our directors breached their fiduciary duties and violated our bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The complaint seeks an order requiring that an annual meeting of our stockholders be held, an award of unspecified damages in favor of the Company and against the individual defendants and an award of attorneys’ fees. The Company believes that the complaint is without merit and intends to defend the suit vigorously. An adverse result in this litigation could harm our financial condition and results of operations, and the costs of defending this litigation could have a negative impact on our results of operations. The Company has indemnification agreements with each of its directors and executive officers. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person’s services as a director or executive officer or at our request, including as a result of this complaint, if the applicable director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company.
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock, par value $0.01 per share, has traded on The Nasdaq Stock Market’s National Market since June 25, 2002. It normally trades under the symbol “BGFV.” Since April 11, 2005, our common stock has traded under the symbol “BGFVE” because we did not comply with Nasdaq’s listing qualification standards as described below and our common stock is therefore subject to delisting from the Nasdaq National Market. The following table sets forth the high and low sale prices for our common stock as reported by The Nasdaq Stock Market’s National Market during fiscal years 2003 and 2004.

	2004		2003
Fiscal Period	High	Low	High	Low
First Quarter	$25.62	$20.94	$11.73	$8.34
Second Quarter	$28.12	$22.63	$14.42	$11.03
Third Quarter	$26.76	$18.86	$17.28	$12.58
Fourth Quarter	$29.42	$22.40	$22.17	$15.05
     As of September 2, 2005, the closing price for our common stock as reported on The Nasdaq Stock Market’s National Market was $24.19.
     As of August 5, 2005, there were 22,677,627 shares of common stock outstanding held by approximately 140 holders of record.
     On April 4, 2005, we announced that we did not file our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the “2004 Form 10-K”) with the SEC by April 4, 2005, the extended deadline established in our Form 12b-25 filing with the SEC on March 18, 2005. In addition, on June 1, 2005, we announced that we did not file our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005 (the “first quarter fiscal 2005 Form 10-Q”) by the May 13, 2005 deadline. On August 15, 2005, we announced that we did not file our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005 (the “second quarter fiscal 2005 Form 10-Q”) by the August 12, 2005 deadline. As a result, we received notices of determinations by Nasdaq’s Listing Qualifications Staff that we failed to comply with the requirements of Nasdaq Marketplace Rule 4310(c)(14) for continued listing of our common stock due to the delayed filing of our 2004 Form 10-K, our first quarter fiscal 2005 Form 10-Q and our second quarter fiscal 2005 Form 10-Q. On June 1, 2005, we received an extension from the Nasdaq Listing Qualifications Panel (the “Panel”) until August 12, 2005 to file our 2004 Form 10-K and our first quarter fiscal 2005 Form 10-Q and to continue the listing of our common stock on the Nasdaq National Market pending such filings. We were not able to file our 2004 Form 10-K or our first quarter fiscal 2005 Form 10-Q within the extension period granted by the Panel. On August 25, 2005, we received an additional extension from the Panel until August 31, 2005 to file our 2004 Form 10-K and until September 30, 2005 to file our first quarter fiscal 2005 Form 10-Q and our second quarter fiscal 2005 Form 10-Q and to continue the listing of our common stock on the Nasdaq National Market pending such filings. We filed our 2004 Form 10-K on September 6, 2005.
Dividend Policy
     In the fourth quarter of fiscal 2004 we declared our first ever cash dividend, at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. Quarterly payments of $0.07 per share were paid on March 15, 2005 and June 15, 2005, to stockholders of record as of March 1, 2005, and June 1, 2005, respectively. An additional quarterly dividend has been declared that will be paid on September 15, 2005 to stockholders of record on September 1, 2005.
     All payments of cash dividends on our common stock will be dependent upon the ability of Big 5 Corp., our wholly owned subsidiary, to pay dividends or make cash payments or advances to us. The financing agreement governing our term loan and revolving credit facility imposes restrictions on Big 5 Corp.’s ability to make these payments. For example, Big 5 Corp.’s ability to pay dividends or make other distributions to us, and thus our ability to pay cash dividends on our common stock, will depend upon, among other things, its level of indebtedness at the time of the proposed dividend or distribution, whether it is in default under its financing agreements and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.
Issuer Repurchases
     No purchases of shares of our common stock were made by or on behalf of us or any of our “affiliated purchasers” (as defined under the Securities Exchange Act of 1934, as amended) during our fourth quarter ended January 2, 2005.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
     The Balance Sheet Data for Fiscal 2003 and 2004 and the Statement of Operations Data for Fiscal 2002, 2003, and 2004 presented below have been derived from our audited financial statements. Our audited financial statements have been restated as further discussed in Note 2, “Prior Period Adjustment and Restatement”, to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”. The Balance Sheet Data for Fiscal 2000, 2001, and 2002 and the Statement of Operations Data for Fiscal 2000 and 2001 presented below have been derived from unaudited consolidated financial statements. Selected consolidated financial data under the captions “Store Data” and “Other Financial Data” have been derived from the unaudited internal records of our operations. The information contained in these tables should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year (1)(2)
	2000	2001	2002	2003	2004
	(as restated)	(as restated)	(as restated)	(as restated)
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales	$571,858	$623,078	$667,550	$710,393	$782,215
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	377,808	409,860	429,170	455,601	496,633

Gross profit	194,050	213,218	238,380	254,792	285,582
Operating expenses:
Selling and administrative	145,337	159,797	178,747	189,882	209,081
Litigation settlement	—	2,515	—	—	—
Depreciation and amortization	9,464	10,262	10,038	10,826	12,296

Total operating expenses	154,801	172,574	188,785	200,708	221,377

Operating income	39,249	40,644	49,595	54,084	64,205
Redemption premium (discount) and unamortized financing fees related to redemption of debt	(148)	(2,662)	4,557	3,434	2,067
Interest expense, net	22,008	19,629	15,685	11,545	6,841

Income before income taxes	17,389	23,677	29,353	39,105	55,297
Income taxes	7.088	9,655	12,080	15,688	21,778

Net income	10,301	14,022	17,273	23,417	33,519
Redeemable preferred stock dividends	6,400	7,284	7,999	—	—

Net income available to common stockholders	$3,901	$6,738	$9,274	$23,417	$33,519

Earnings per share:
Basic	$0.29	$0.47	$0.51	$1.03	$1.48

Diluted	$0.24	$0.42	$0.48	$1.03	$1.47

Dividends per share announced	$—	$—	$—	$—	$0.07
Shares used to calculate earnings per share:
Basic	13,525	14,247	18,358	22,651	22,669

Diluted	16,094	16,090	19,476	22,753	22,792

	Fiscal Year (1)(2)
	2000	2001	2002	2003	2004
	(as restated)	(as restated)	(as restated)	(as restated)
	(Dollars and shares in thousands, except per share and certain store data)
Store Data:
Same store sales increase (3)	6.6%	4.9%	3.9%	2.2%	3.9%
Net sales per gross square foot (4)	$217	$224	$227	$227	$238
End of period stores	249	260	275	293	309
Average net sales per store (in thousands) (5)	$2,404	$2,446	$2,541	$2,543	$2,625

Other Financial Data:
Gross margin	33.9%	34.2%	35.7%	35.9%	36.5%
Capital expenditures	$11,787	$10,739	$10,999	$11,226	$21,445
Inventory turns (6)	2.1x	2.3x	2.4x	2.4x	2.5x

Balance Sheet Data:
Cash and cash equivalents	$3,753	$7,865	$9,441	$9,030	$6,746
Working capital (7)	$77,362	$76,177	$87,576	$82,013	$80,893
Total assets	$260,919	$260,390	$266,903	$281,736	$310,665
Total debt	$172,098	$153,351	$125,131	$99,686	$81,335
Redeemable preferred stock	$51,721	$58,911	—	—	—
Stockholders’ equity (deficit)	$(94,328)	$(87,591)	$(1,301)	$22,116	$54,276
(Notes to table on previous page and this page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. Fiscal years 2000 through 2003 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

(2)	“Statement of Operations Data”, “Store Data”, “Other Financial Data” and “Balance Sheet Data” have been restated for the fiscal years 2000, 2001, 2002 and 2003 as a result of matters discussed in Note 2 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”.

(3)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period, i.e., two complete fiscal years for annual comparisons and five complete fiscal quarters for quarterly comparisons. The opening date is the date the store is first open for business.

(4)	Net sales per gross square foot is calculated by dividing net sales for stores open the entire period by the total gross square footage for those stores.

(5)	Average net sales per store is calculated by dividing net sales for stores open the entire period by total store count for stores open the entire period.

(6)	Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by fiscal year four-quarter average FIFO (first-in, first-out) inventory balances.

(7)	Working capital is defined as current assets less current liabilities.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Throughout this section, our fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005 are referred to as fiscal 2002, fiscal 2003 and fiscal 2004, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2002, fiscal 2003 and fiscal 2004 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. You should review the “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results in future periods to differ materially from the results contemplated by the forward-looking statements contained herein.
Restatement of Consolidated Financial Statements
     We have restated the consolidated balance sheet at December 28, 2003, and the consolidated statements of operations, the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows for the fiscal years ended December 29, 2002 and December 28, 2003 in this Annual Report on Form 10-K. We also have restated our quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 included in this Annual Report on Form 10-K. The net effect of the restatement was to reduce net income by $1.8 million and $2.9 million in fiscal years 2002 and 2003, respectively, to increase reported net income in the first three quarters of fiscal 2004 by $1.4 million and to reduce retained earnings by $3.2 million at the beginning of fiscal year 2002 to reflect the after-tax impact of the restatement in prior periods. This Management’s Discussion and Analysis of Financial Condition and Results of Operations on and for the fiscal years ended December 28, 2003 and December 29, 2002 has been modified and updated to reflect the effects of the restatement. See Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional information on the restatement.
Overview
     We are a leading sporting goods retailer in the western United States, operating 309 stores in 10 states under the name “Big 5 Sporting Goods” at January 2, 2005. We provide a full-line product offering in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe over the past 50 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that delivers consistent value on quality merchandise.
     Throughout our 50-year history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2002	2003	2004
Big 5 Sporting Goods stores
Beginning of period	260	275	293
New stores (1)	15	19	18
Stores relocated	—	—	(2)
Stores closed	—	(1)	—

End of period	275	293	309

(1)	Stores that are relocated during any period are classified as new stores. Sales from the prior location are treated the same as sales from a closed store and thus are excluded from same store sales calculations.

Basis of Reporting
     Net Sales
     Net sales consist of sales from all stores operated during the period presented, net of estimated merchandise returns. Net sales also include the sale of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period, i.e, two complete fiscal years for annual comparisons and five complete fiscal quarters for quarterly comparisons. New store sales for a period reflect net sales from stores opened in that period as well as net sales from stores opened during the prior fiscal year. Stores that are relocated during any period are treated as new stores, with sales from the prior location being treated as sales from a closed store. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from the customer.
     Gross Profit
     Gross profit is comprised of net sales less costs of sales, including the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll and occupancy costs for our buying personnel and store occupancy costs. Store and corporate office occupancy costs include rent, contingent rents, common area maintenance, real estate property taxes and property insurance.
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
     Depreciation and Amortization
     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us and amortization of goodwill (for periods prior to fiscal 2002).
Discussion of Critical Accounting Policies
     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition.
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
     Revenue Recognition
     We earn revenue by selling merchandise primarily through our retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery to the customer.
     Income Taxes
     We account for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to an amount whose realization is more likely than not.
     Leases
     We lease the majority of our store locations. We account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our leases are classified as operating leases.
     Certain leases have scheduled rent increases. In addition, certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rental expense for rent escalations and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the reasonably assured lease term as defined in SFAS No. 98, Accounting for Leases, which may exceed the initial non-cancelable lease term.
     Certain leases also may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with SFAS No. 29, Determining Contingent Rentals, an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.
     Self-Insurance Liabilities
     We maintain self-insurance programs for general liability and a portion of our workers’ compensation liability risks. We are self-insured up to specified per-occurrence limits and maintain insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

Results of Operations
     The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2002	2003	2004
	(as restated)	(as restated)
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Costs of sales	64.3	64.1	63.5

Gross profit	35.7	35.9	36.5
Selling and administrative	26.8	26.7	26.7
Depreciation and amortization	1.5	1.6	1.6

Operating income	7.4	7.6	8.2
Redemption premium and unamortized financing fees related to redemption of debt	0.7	0.5	0.3
Interest expense, net	2.3	1.6	0.8

Income before income tax expense	4.4	5.5	7.1
Income tax expense	1.8	2.2	2.8

Net income	2.6%	3.3%	4.3%

Fiscal 2004 Compared to Fiscal 2003
     Fiscal 2004 was a 53-week period for the Company. As a result, the following discussion of fiscal 2004 versus fiscal 2003 reflects a comparison of a 53-week period in fiscal 2004 to a 52-week period in fiscal 2003. Exceptions to this comparison are noted where appropriate.
     Net Sales. Net sales increased by $71.8 million, or 10.1%, to $782.2 million for 53 weeks in fiscal 2004 from $710.4 million for 52 weeks in fiscal 2003. This growth reflected an increase of $40.1 million in same store sales and an increase of $36.2 million in new store sales, which resulted from the opening of 18 new stores during fiscal 2004 and 19 new stores during fiscal 2003. The remaining variance was primarily attributable to net sales from closed stores and the sale of returned merchandise through other channels. The extra week in fiscal 2004 contributed $14.2 million to net sales. Same store sales increased 3.9% in 2004 when calculated on a comparative 52-week basis for both fiscal 2004 and 2003. The increase in same store sales was primarily attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Because our average transaction size was essentially unchanged from fiscal 2003 to fiscal 2004, virtually all of the increase in our net sales was the result of an increase in the number of sales transactions. Store count at the end of fiscal 2004 was 309 versus 293 at the end of fiscal 2003 as we opened 18 new stores, of which two were relocations.
     Gross Profit. Gross profit increased by $30.8 million, or 12.1%, to $285.6 million in fiscal 2004 from $254.8 million in fiscal 2003. Gross profit margin was 36.5% in fiscal 2004 compared to 35.9% in fiscal 2003. Product selling margins, which exclude buying, occupancy and distribution costs, were higher in each of our three major product categories. Warehouse payroll and benefit expenses increased $2.8 million, or 0.4% of net sales, in order to support our store growth and to prepare for the new distribution center. Higher workers compensation costs also contributed to the increase in warehouse payroll and benefits expense. Store growth and higher gasoline prices negatively impacted trucking expense, which increased $1.4 million, or 0.2% of net sales, versus fiscal 2003.
     Selling and Administrative. Selling and administrative expenses increased by $19.2 million, or 10.1%, to $209.1 million in fiscal 2004 from $189.9 million in fiscal 2003. The increase was driven by a $12.5 million increase in store-related expenses, including payroll and payroll taxes, as a result of store growth, as well as increased employee health benefit costs. Advertising expense increased by $4.2 million primarily due to the growth in our store base and, to a lesser extent, increased advertising in our existing markets. The remaining difference resulted from other administrative costs, such as corporate payroll and benefit expense. When measured as a percentage of net sales, selling and administrative expenses was 26.7% for both fiscal 2003 and fiscal 2004.

     Depreciation and Amortization. Depreciation and amortization expense increased by $1.5 million in fiscal 2004 compared to fiscal 2003 primarily due to the increase in store count to 309 stores at the end of fiscal 2004 from 293 stores at the end of fiscal 2003.
     Redemption Premium and Unamortized Financing Fees Related to Redemption of Debt. Redemption premium and unamortized financing fees related to redemption of debt were $2.1 million in fiscal 2004 versus $3.4 million in fiscal 2003. The $2.1 million charge in fiscal 2004 resulted from a $1.5 million premium related to the redemption of $48.1 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $0.6 million in fiscal 2004. The $3.4 million charge in fiscal 2003 resulted from a $2.4 million premium related to the redemption of $55.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $1.0 million in fiscal 2003.
     Interest Expense, Net. Interest expense, net decreased by $4.7 million, or 40.7%, to $6.8 million in fiscal 2004 from $11.5 million in fiscal 2003. Interest expense benefited from the redemption of $48.1 million face value of our 10.875% senior notes during fiscal 2004 through borrowings under our lower cost financing agreement. A reduction in overall debt levels since the beginning of fiscal 2004 also contributed to the decrease in interest expense.
     Income Taxes. Provision for income taxes was $21.8 million for fiscal 2004 and $15.7 million for fiscal 2003. In fiscal 2004 the Company’s effective tax rate was 39.4%, down from 40.1% in fiscal 2003, due in part to the growth in our store base outside of California. The Company’s effective tax rate also benefited from the generation and use of enterprise zone and work opportunity tax credits.
Fiscal 2003 Compared to Fiscal 2002
     Net Sales. Net sales increased by $42.8 million, or 6.4%, to $710.4 million in fiscal 2003 from $667.6 million in fiscal 2002. This growth reflected an increase of $14.8 million in same store sales and an increase of $28.4 million in new store sales, which resulted from the opening of 19 new stores during fiscal 2003 and 15 new stores during fiscal 2002. The remaining variance was primarily attributable to net sales from closed stores and the sale of returned merchandise through other channels. Same store sales increased 2.2% for fiscal 2003 versus fiscal 2002. The increase in same store sales was primarily attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Because our average transaction size was essentially unchanged from fiscal 2002 to fiscal 2003, virtually all of the increase in our net sales was the result of an increase in the number of sales transactions. Store count at the end of fiscal 2003 was 293 versus 275 at the end of fiscal 2002 as we opened 19 new stores and closed one store.
     Gross Profit. Gross profit increased by $16.4 million, or 6.9%, to $254.8 million in fiscal 2003 from $238.4 million in fiscal 2002. Gross profit margin was 35.9% in fiscal 2003 compared to 35.7% in fiscal 2002. We were able to achieve higher gross profit margins primarily due to improved selling margins in each of our three major product categories. Product selling margins, which exclude buying, occupancy and distribution costs, improved as a result of a reduction in the cost of merchandise purchased from vendors. Higher selling margins were partially offset by a 0.3% increase in occupancy and distribution center costs when measured as a percentage of sales.
     Selling and Administrative. Selling and administrative expenses increased by $11.2 million, or 6.3%, to $189.9 million in fiscal 2003 from $178.7 million in fiscal 2002. The increase was driven by a $9.6 million increase in store-related expenses primarily resulting from the need to support our store growth, increased employee health benefit costs, increased workers’ compensation costs and higher credit and debit card fees related to increased use of credit and debit cards by our customers. Our advertising expenses increased by $1.5 million primarily due to our store growth. Advertising expenses also were lower in fiscal 2002 due to a printing cost credit of $0.4 million recorded in the third quarter of fiscal 2002. The printing cost credit resulted from a fee renegotiation with one of our printers that was retroactively applied. During fiscal 2003, legal, audit and public liability insurance, including directors and officers insurance, increased by $2.1 million versus fiscal 2002, largely as a result of our public company reporting requirements after our IPO in 2002. These absolute and percentage increases in selling and administrative expenses were not as high as they otherwise might have been, because during fiscal 2002 we incurred expenses in connection with our IPO. These expenses included management services agreement fees and termination costs paid to Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which were $1.0 million in fiscal 2002, as well as bonuses paid to our executive officers and directors during fiscal 2002. The bonuses totaled $2.0 million and were funded through a reduction of the redemption price that would otherwise have been applicable to the redemption of our outstanding preferred stock. When measured as a percentage of net sales, selling and administrative expenses were 26.7% for fiscal 2003 and 26.8% for fiscal 2002. The expenses incurred in connection with our IPO described above increased our selling and administrative expenses for fiscal 2002 as a percentage of net sales by 0.5%.
     Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million in fiscal 2003 compared to fiscal 2002 primarily due to the increase in store count to 293 stores at the end of fiscal 2003 from 275 stores at the end of fiscal 2002.
     Redemption Premium (Discount) and Unamortized Financing Fees Related to Redemption of Debt. Redemption premium and unamortized financing fees related to redemption of debt were $3.4 million in fiscal 2003 versus $4.6 million in fiscal 2002. The $3.4 million charge in fiscal 2003 resulted from a $2.4 million premium related to the redemption of $55.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $1.0 million in fiscal 2003. The $4.6 million charge in fiscal 2002 resulted from the repurchase of $2.8 million face value of our senior discount notes and $1.0 million face value of our 10.875% senior notes in fiscal 2002 and the redemption of all of our remaining senior discount notes for an aggregate redemption price of approximately $27.5 million in the third quarter of fiscal 2002 following our IPO. The $4.6 million charge consists of $4.0 million in redemption premium and $0.6 million in unamortized deferred financing costs associated with the related debt.
     Interest Expense, Net. Interest expense, net decreased by $4.2 million, or 26.8%, to $11.5 million in fiscal 2003 from $15.7 million in fiscal 2002. This decrease reflected lower average daily debt balances and lower average interest rates on our credit facility in fiscal 2003 versus fiscal 2002, as well as the lower average interest costs associated with using borrowings from our credit facility to redeem $55.0 million of our 10.875% senior notes in fiscal 2003. In fiscal 2002, we used some of the proceeds from our IPO to redeem all of our outstanding senior discount notes for an aggregate redemption price of approximately $27.5 million. Accordingly, interest expense, net, included no interest expenses related to those senior discount notes in fiscal 2003 versus $2.1 million in fiscal 2002.
     Income Taxes. Provision for income taxes was $15.7 million for fiscal 2003 and $12.1 million for fiscal 2002. In fiscal 2003 the Company’s effective tax rate was 40.1%, down from 41.2% in fiscal 2002, due in part to the growth in our store base outside of California.
Liquidity and Capital Resources
     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash flow from operations and borrowings under our revolving credit facility.
     Net cash provided by operating activities for fiscal 2004, fiscal 2003 and fiscal 2002 was $39.1 million, $33.4 million and $32.9 million, respectively. The yearly increases in net cash provided by operating activities primarily reflected higher net income after adjustments to reconcile net income to net cash provided by operating activities which was partially offset by increased working capital requirements between periods. At the end of fiscal 2004, the balance of our trade and other receivables, net, was 26.3% lower than at the end of fiscal 2003 due substantially to the timing of year end. As a result of the 53-week year in fiscal 2004, our fiscal 2004 year end was approximately one week after the Christmas holiday weekend. A majority of our year-end accounts receivable are from credit card processors. Accounts receivable were lower primarily because, since the fiscal 2004 year end was a week later, more of the receivables from the credit card processors relating to credit card sales during the holiday shopping period were paid.
     Capital expenditures for fiscal 2004, fiscal 2003 and fiscal 2002 were $21.4 million, $11.2 million, and $11.0 million, respectively. Expenditures for our new distribution center accounted for approximately $8.2 million of capital expenditures in fiscal 2004. We expect capital expenditures for 2005 to range from $25.0 to $30.0 million, of which approximately $14.0 to $14.5 million will be related to the planned distribution center with the remainder primarily going to fund the opening of approximately 16 to 20 new stores, store improvements and remodelings, warehouse and headquarters improvements and computer hardware and software expenditures. We now anticipate total capital expenditures for the new distribution center to be approximately $22.5 million, an increase from the

$15.0 million previously projected. We anticipate completion of construction and the start of the transition to the new distribution center late in the third quarter of fiscal 2005, with completion of the transition expected in the first quarter of fiscal 2006.
     Net cash used in financing activities in fiscal 2004 was $20.0 million versus net cash used in financing activities of $22.6 million in fiscal 2003 and $20.3 million in fiscal 2002. As of January 2, 2005, we had a revolving credit facility balance of $61.3 million, a term loan balance of $20.0 million and letter of credit commitments of $0.2 million outstanding under our credit facility. These balances compare to borrowings of $51.7 million and letter of credit commitments of $0.2 million outstanding under our credit facility and $48.0 million of our 10.875% senior notes outstanding as of December 28, 2003. As of December 29, 2002, we had borrowings of $22.3 million and letter of credit commitments of $4.3 million outstanding under our credit facility and $102.9 million of our 10.875% senior notes outstanding. We redeemed $15.0 million and $10.0 million face value of our 10.875% senior notes in the second quarter and fourth quarter of fiscal 2004, respectively, using borrowings under our revolving credit facility, and redeemed the remaining $23.1 million in the fourth quarter of 2004 through an enhancement of our current financing agreement. We redeemed $20.0 million and $35.0 million face value of our 10.875% senior notes in the first quarter and fourth quarter of fiscal 2003, respectively. We repurchased $0.5 million face value of our 10.875% senior notes and $2.8 million face value of our senior discount notes during the first quarter of fiscal 2002 and wholly redeemed the remainder of our senior discount notes during the third quarter of fiscal 2002 following the consummation of our IPO. We repurchased an additional $0.5 million of our 10.875% senior notes during the fourth quarter of fiscal 2002. We had cash of $6.7 million, $9.0 million and $9.4 million at January 2, 2005, December 28, 2003, and December 29, 2002, respectively.
     In the fourth quarter of fiscal 2004 we initiated our first ever cash dividend, at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. Quarterly payments of $0.07 per share were paid on March 15, 2005 and June 15, 2005, to stockholders of record as of March 1, 2005, and June 1, 2005, respectively. The aggregate amount of each quarterly dividend was approximately $1.6 million. An additional quarterly dividend has been declared that will be paid on September 15, 2005 to stockholders of record on September 1, 2005. Our ability to pay this dividend in the future will depend, in part, on compliance with the restrictions on dividends contained in our financing agreement.
     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under our revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our scheduled payments under debt obligations and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “Risk Factors That May Affect Future Results and Market Price of Our Common Stock.”
     Our principal future obligations and commitments as of January 2, 2005, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease commitments	$316,178	$45,745	$83,517	$69,935	$116,981
Revolving credit facility	61,335	—	—	61,335	—
Term loan	20,000	6,667	13,333	—	—
Letters of credit	170	170	—	—	—

Total	$397,683	$52,582	$96,850	$131,270	$116,981

     Periodic interest payments on the revolving credit facility and term loan are not included in the table above because interest expense is based on a variable index: either LIBOR or the J.P. Morgan Prime Rate.
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

     In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth. The new distribution facility is located in Riverside, California and will have approximately 953,132 square feet of storage and office space. We anticipate completion of construction and the start of the transition to the new distribution center late in the third quarter of fiscal 2005, with completion of the transition expected in the first quarter of fiscal 2006. The expected annual lease payments are included in the table above.
     On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders that replaces the previous $140.0 million credit facility. The financing agreement consists of a non-amortizing $140.0 million revolving credit facility and a $20.0 million amortizing term loan. The financing agreement is secured by a first priority security interest in substantially all of our assets.
     The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2008. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2008, we must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2008. The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.25% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%. At January 2, 2005, loans under the credit facility bore interest at a rate of LIBOR (2.40% at January 2, 2005) plus 1.25% or the JP Morgan Chase Bank prime lending rate (5.25% at January 2, 2005). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the credit facility. On January 2, 2005, we had $61.3 million in LIBOR and prime lending rate borrowings and letters of credit of $0.2 million outstanding. Our maximum eligible borrowing available under the credit facility is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year.
     The term loan is amortized over three years, with the first payment of $6.7 million due December 15, 2005, the second payment of $6.7 million due December 15, 2006, and the final payment of $6.7 million due December 15, 2007. We may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00% and a ceiling of LIBOR plus 3.50% or the JP Morgan Chase Bank prime lending rate plus 1.50%. At January 2, 2005, loans under the term loan bore interest at a rate of LIBOR (2.40% at January 2, 2005) plus 3.50% or the JP Morgan Chase Bank prime lending rate (5.25% at January 2, 2005) plus 1.50%.
     Our financing agreement contains various financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets or pay dividends. In April 2005, we obtained an extension from May 2, 2005 to July 1, 2005 to deliver our audited financial statements for fiscal 2004 as required by the financing agreement. In June 2005, we obtained a further extension of the reporting requirement from July 1, 2005, to August 15, 2005. In August 2005, we obtained a further extension of the reporting requirement from August 15, 2005 to August 31, 2005 and then an additional extension to September 9, 2005. We delivered those audited financial statements on September 6, 2005. We are currently in compliance with all covenants under our financing agreement.
     If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, our debt may be accelerated under this instrument. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
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

Seasonality
     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2004, we generated 27.8% of our net sales and 28.8% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.
Impact of Inflation
     We do not believe that inflation has a material impact on our earnings from operations.
Impact of New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of abnormal inventory costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we continue to evaluate the impact of SFAS No. 151, we do not believe the adoption of this statement will have a material impact on our consolidated financial statements.
     In December 2004, FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method under APB No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. We continue to evaluate the impact of SFAS No. 123R on our overall results of operations, financial position and cash flows. Please refer to the pro forma disclosure under “Stock Compensation” in Note 4 in the Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, for an indication of ongoing expense that will be included in the income statement beginning in fiscal 2006 under SFAS No. 123R.
     In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We plan to adopt this statement on January 2, 2006 and it is not expected to have a material effect on the financial statements upon adoption.
Forward-Looking Statements
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth below and elsewhere in this report and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.
Risk Factors That May Affect Future Results and Market Price of Our Common Stock
     Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.
Risks Related to Our Business
We are leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.
     We have a substantial amount of debt. As of January 2, 2005, the aggregate principal amount of our outstanding indebtedness was approximately $81.3 million. Our highly leveraged financial position means:
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
     If we fail to make any required payment under our financing agreement, our debt may be accelerated under this instrument. In addition, in the event of bankruptcy or insolvency or a material breach of any covenant contained in our financing agreement, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
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
The terms of our financing agreement impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.
     The terms of our financing agreement impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our financing agreement. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us without obtaining consent from our lenders. In addition, our financing agreement is secured by a first priority security interest in our trade accounts receivable, merchandise inventories, service marks and trademarks and other general intangible assets, including trade names. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our financing agreement would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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
     Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, electricity costs and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions (such as those that occurred in the winter of 2002-2003), inclement weather (such as the unusually heavy rains that occurred in winter 2004-2005) or other localized conditions such as flooding, fires (such as the major fires in 2003), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.
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
     We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 6.2% of our total purchases during the fiscal year ended January 2, 2005, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 38.6% of our total purchases during the fiscal year ended January 2, 2005. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.
Disruptions at shipping ports at which our products are imported could prevent us from timely distribution and delivery of inventory, which could reduce our sales and profitability.
     From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. For example, the Port of Los Angeles, through which a substantial amount of the products manufactured abroad that we sell are imported, recently experienced delays in distribution of products being imported through the Port to their final destination due to difficulties associated with capacity limitations. Future disruptions at a shipping port at which our products are received, whether due to delays at the Port of Los Angeles or otherwise, may result in delays in the transportation of such products to our distribution center and ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales, including same store sales, and profitability could decline.
Because all of our stores rely on a single distribution center and we are transitioning to a new distribution center, any disruption could reduce our net sales or increase our operating costs.
     We currently rely on a single distribution center in Fontana, California. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales, including same store sales, and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease.
     Due to limited capacity at the current distribution center, we entered into a 10-year lease with three five-year renewal options for a replacement distribution center in the second quarter of fiscal 2004. Construction began on the new distribution center in the third quarter of fiscal 2004. We anticipate completion of construction and the start of the transition to the new distribution center late in the third quarter of fiscal 2005, with completion of the transition expected in the first quarter of fiscal 2006. Any disruption to, or delay in, this process could harm our future operations, particularly if the disruption affected our ability to adequately stock our stores during our important fourth fiscal quarter or increased our operating costs.
Recently enacted securities laws and regulations are likely to increase our costs.
     The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002, as well as new rules and regulations subsequently implemented by the SEC, have required changes in some of our corporate governance practices. In addition to final rules issued by the SEC, Nasdaq also revised its requirements for companies that are quoted on The Nasdaq Stock Market, Inc.’s National Market. These new rules and regulations have increased our legal and financial compliance costs and made some activities more difficult, time consuming and/or costly. These new rules and regulations have also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.
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
     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2004, we generated 27.8% of our net sales and 28.8% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.
Intense competition in the sporting goods industry could limit our growth and reduce our profitability.
     The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:
•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, Kohl’s, JC Penney, and Sears;

•	specialty sporting goods shops and pro shops, such as Foot Locker and Gander Mountain;

•	sporting goods superstores, such as Dick’s Sporting Goods and The Sports Authority, Inc., and its other operating units, Oshman’s, Sportmart and Gart Sports Company; and

•	catalog and internet retailers.
     Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Two of our major competitors, The Sports Authority, Inc. and Gart Sports Company (including its other operating units, Oshman’s and Sportmart), completed a merger in August 2003 and now operate under the name The Sports Authority, Inc. In July 2004 two other sporting goods superstores combined when Dick’s Sporting Goods, Inc. acquired Galyan’s Trading Company, Inc. In 2004 the specialty outdoor superstores Gander Mountain Company and Cabela’s Incorporated completed initial public offerings of their common stock, increasing their access to capital. If our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete successfully, our operating results will suffer.

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
     We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. At August 5, 2005, there were 22,677,627 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or our ability to raise capital by offering equity securities.
We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.
     We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in Federal income tax law and challenges to our business model. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on our stock price.
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
Our common stock may be delisted from the Nasdaq National Market because we did not file our Annual Report on Form 10-K for fiscal 2004 by August 31, 2005 and if we do not file our first quarter fiscal 2005 Form 10-Q and our second quarter fiscal 2005 Form 10-Q by September 30, 2005, the extended deadlines issued by the Nasdaq Listing Qualifications Panel.
     On April 4, 2005, we announced that we did not file our 2004 Form 10-K with the SEC by April 4, 2005, the extended deadline established in our Form 12b-25 filing with the SEC on March 18, 2005. In addition, on June 1, 2005, we announced that we did not file our first quarter fiscal 2005 Form 10-Q by the May 13, 2005 deadline. On August 15, 2005, we announced that we did not file our second quarter fiscal 2005 Form 10-Q by the August 12, 2005 deadline. As a result, we received notices of determinations by Nasdaq’s Listing Qualifications Staff that we failed to comply with the requirements of Nasdaq Marketplace Rule 4310(c)(14) for continued listing of our common stock due to the delayed filing of our 2004 Form 10-K, our first quarter fiscal 2005 Form 10-Q and our second quarter fiscal 2005 Form 10-Q. On June 1, 2005, we received an extension from the Nasdaq Listing Qualifications Panel (the “Panel”) until August 12, 2005 to file our 2004 Form 10-K and our first quarter fiscal 2005 Form 10-Q and to continue the listing of our common stock on the Nasdaq National Market pending such filings. We were not able to file our 2004 Form 10-K and our first quarter fiscal 2005 Form 10-Q within the extension period provided by the Panel. On August 25, 2005, we received an additional extension from the Panel until August 31, 2005 to file our 2004 Form 10-K and until September 30, 2005 to file our first quarter fiscal 2005 Form 10-Q and our second quarter fiscal 2005 Form 10-Q and to continue the listing of our common stock on the Nasdaq National Market pending such filings. We filed our 2004 Form 10-K on September 6, 2005.
     Because we did not file our 2004 Form 10-K by August 31, 2005 and if we do not file our first quarter fiscal 2005 Form 10-Q and our second quarter fiscal 2005 Form 10-Q by September 30, 2005, our common stock may be delisted from the Nasdaq National Market, although we do not anticipate that Nasdaq will delist our common stock due to the late filing of our 2004 Form 10-K. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and would significantly and negatively affect the value and liquidity of our common stock. In addition, non-exchange or Nasdaq-listed stocks, sometimes called “over-the-counter” stocks, typically have higher bid-offer spreads. In addition, many institutional investors such as mutual funds may be unable to own or purchase non-exchange or Nasdaq-listed stocks. Current institutional investors may be forced to sell their investments in our common stock if our common stock is delisted. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or our ability to raise capital by offering equity securities.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% in 2005 as compared to the rate at January 2, 2005, our interest expense for 2005 would increase $0.8 million based on the outstanding balance of our revolving credit facility at January 2, 2005. We do not hold any derivative instruments and do not engage in hedging activities.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to Consolidated Financial Statements beginning on page F-1.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A: CONTROLS AND PROCEDURES.
(a)     Evaluation of Disclosure Controls and Procedures.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Assistant Treasurer and Acting Controller, the latter two of whom currently are jointly performing the functions of principal financial officer and principal accounting officer pending the appointment of a new Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and because of the material weaknesses discussed below (Item 9A(b)), our Chief Executive Officer, Assistant Treasurer, and Acting Controller concluded that our disclosure controls and procedures were not effective as of January 2, 2005.

(b)     Management’s Annual Report on Internal Control Over Financial Reporting.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of January 2, 2005, we did not maintain effective internal control over financial reporting. We have identified the following material weaknesses in our internal control over financial reporting as of January 2, 2005:

1)	We lacked the necessary depth of personnel with sufficient technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with generally accepted accounting principles. This material weakness in internal control over financial reporting contributed to a pervasive breakdown in the Company’s interim and annual financial reporting processes. Specifically, account reconciliation and management review and approval controls did not operate effectively and, accordingly, generally accepted accounting principles were not properly applied, resulting in the following:
a)	Our policies and procedures did not provide for reconciliation of certain accounts payable subaccounts correctly or on a sufficiently frequent basis, resulting in material misstatements to accounts payable and cost of goods sold;

b)	Operating expenses were misstated because our policies and procedures did not provide for the recognition of rent expense over the entire lease term of our store leases and did not provide for the recognition of landlord incentives as deferred rent, but instead reduced the value of our leasehold improvements;

c)	Inventory and cost of goods sold were misstated because we incorrectly capitalized certain buyer related costs to inventory, incorrectly determined the net realizable value of returned merchandise, and recorded sales of damaged or returned merchandise as an offset to inventory rather than as a sale;

d)	Inventory and accounts payable were materially misstated because our policies and procedures did not provide for the recognition of all inventory in-transit at period end;

e)	Revenue, cost of goods sold, inventory, and the allowance for sales returns were misstated because we did not provide an allowance for estimated sales returns; and

f)	Accrued liabilities were misstated because our policies and procedures did not provide for the reconciliation of certain subaccounts timely or provide for the recognition of changes in estimates and certain transactions in the correct accounting period.

This material weakness resulted in the material misstatement of our annual financial statements as of December 28, 2003, and for the fiscal years ended December 29, 2002 and December 28, 2003, and the interim financial information for each of the interim periods in the fiscal year ended December 28, 2003 and for the first three interim periods in the fiscal year ended January 2, 2005, or represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. As a result, we restated our consolidated financial statements as of December 28, 2003, and for the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005, to reflect the correction of these errors in accounting.

2)	We did not maintain effective controls over the documentation, review and approval of manual journal entries. Certain individuals could create, record and approve the same journal entry without regard to the dollar amount of the transaction and without any further review or approval. In certain instances, journal entries relating to different accounts were combined in a single compound journal entry. In other instances, journal entries did not have sufficient supporting written explanation or sufficient supporting documentation and/or the supporting documentation had not been retained for a sufficient period of time. This material weakness resulted in material misstatements to amounts recorded for cost of goods sold and selling and administrative expense. These material misstatements were corrected by restating our consolidated financial statements as of December 28, 2003 and for each of the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005.
     Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at January 2, 2005, based on the criteria set forth in the COSO Internal Control-Integrated Framework. The assessment by management of the effectiveness of our internal control over financial reporting as of January 2, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein (Item 9A(d)).
(c) Changes in Internal Control Over Financial Reporting.
     There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter for the fiscal year ended January 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     As a result of the identification of the material weaknesses described in Item 9A(b) above, subsequent to our fiscal 2004 fourth quarter, we have taken the steps described below to reasonably assure remediation of these material weaknesses.
     We have hired an individual with experience as a certified public accountant (“CPA”) who we believe has a strong background in GAAP and SEC reporting to be our principal financial officer, who will have the title of Senior Vice President, Chief Financial Officer (“CFO”) and Treasurer. This person is expected to begin employment with the Company by September 12, 2005. Upon the completion of the filing of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the first and second quarters of fiscal 2005, this person will become the Company’s Senior Vice President, Chief Financial Officer and Treasurer. Pending the completion of those filings, this person will serve as a Senior Vice President with the Company. This person will be responsible for our accounting function (including the closing of our books and records), will be in charge of our public reporting and preparation of our financial statements, and will have responsibility for improving internal controls. The new CFO will report directly to the Chief Executive Officer (“CEO”). The new CFO will be in charge of our accounting department, and as such, senior accounting department personnel, including the Acting Controller and the Assistant Treasurer, will report to the new CFO. On August 5, 2005, we announced that we and our prior CFO had mutually agreed that he would resign from the positions of CFO and Treasurer, effective August 5, 2005, and that he would remain a Senior Vice President. Our Acting Controller and Assistant Treasurer currently jointly fulfill the functions of principal financial officer and principal accounting officer, pending the appointment of the new CFO. We have also retained outside accounting consultants with significant SEC financial reporting experience to assist us. In addition, we will hire an additional CPA with public reporting experience at the assistant controller level. We also have implemented a policy requiring increased training and continuing education for certain members of our accounting department management, including persons with the responsibilities of CFO, controller and treasurer (including assistants).
     We have instituted new procedures by which management performs account analysis and account reconciliations on a quarterly basis. For example, we have implemented procedures designed to enhance management’s analysis and supervision of the identified accounts within accounts payable and reconciliations relating to those accounts to provide proper support for accounting entries. Management has developed procedures specifically designed to identify and quantify buildups of unmatched credits in these accounts payable subaccounts, including any impacted by vendor returns. Management also has developed procedures to ensure that the quarterly analysis of all reserves and any related adjusting journal entries are supported with thorough analysis and documentation.
     We have developed new journal entry procedures and policies to enhance supervision and review of entries, segregation of duties, documentation and document retention. In particular, the preparer of a journal entry may no longer approve his or her own journal entry. Moreover, prior to posting, the Controller’s (or Acting Controller’s) approval is required for journal entries with any line item $20,000 and higher, and the CFO’s approval will be required if any line item is $100,000 or higher. Journal entries for different accounts may not be combined or netted, all manual journal entries must include detailed descriptions and adequate supporting documentation, and manual journal entry documentation will be retained for at least seven years.
     We will perform testing of these remediated controls over the coming fiscal quarters and we believe that these corrected and enhanced policies and procedures will reasonably assure remediation of the material weaknesses in our internal control. Our Chief Executive Officer and our Assistant Treasurer and Acting Controller, the latter two of whom currently are jointly performing the functions of principal financial officer and principal accounting officer, believe that the subsequent procedures we performed in connection with our preparation of this Annual Report on Form 10-K, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas where weaknesses were identified, provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements contained in this Annual Report on Form 10-K.

(d) Report of Independent Registered Public Accounting Firm
     The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Big 5 Sporting Goods Corporation (“the Company”) did not maintain effective internal control over financial reporting as of January 2, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The following material weaknesses have been identified and included in management’s assessment as of January 2, 2005:
1)	The Company lacked the necessary depth of personnel with sufficient technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with generally accepted accounting principles. This material weakness in internal control over financial reporting contributed to a pervasive breakdown in the Company’s interim and annual financial reporting processes. Specifically, account reconciliation and management review and approval controls did not operate effectively and, accordingly, generally accepted accounting principles were not properly applied, resulting in the following:
a)	The Company’s policies and procedures did not provide for reconciliation of certain accounts payable subaccounts correctly or on a sufficiently frequent basis, resulting in material misstatements to accounts payable and cost of goods sold;

b)	Operating expenses were misstated because the Company’s policies and procedures did not provide for the recognition of rent expense over the entire lease term of the Company’s store leases and did not provide for the recognition of landlord incentives as deferred rent, but instead reduced the value of the Company’s leasehold improvements;

c)	Inventory and cost of goods sold were misstated because the Company incorrectly capitalized certain buyer related costs to inventory, incorrectly determined the net realizable value of returned merchandise, and recorded sales of damaged or returned merchandise as an offset to inventory rather than as a sale;

d)	Inventory and accounts payable were materially misstated because the Company’s policies and procedures did not provide for the recognition of all inventory in-transit at period end;

e)	Revenue, cost of goods sold, inventory, and the allowance for sales returns were misstated because the Company did not provide an allowance for estimated sales returns; and

f)	Accrued liabilities were misstated because the Company’s policies and procedures did not provide for the reconciliation of certain subaccounts timely or provide for recognition of changes in estimates and certain transactions in the correct accounting period.
        This material weakness resulted in the material misstatement of the Company’s annual financial statements as of December 28, 2003, and for the fiscal years ended December 29, 2002 and December 28, 2003, and for the interim financial information for each of the interim periods in the fiscal year ended December 28, 2003 and for the first three interim periods in the fiscal year ended January 2, 2005, or represented more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not have been prevented or detected. As a result, the Company restated its consolidated financial statements as of December 28, 2003 and for each of the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003 and for the first three interim periods in the fiscal year ended January 2, 2005, to reflect the correction of these errors in accounting.
2)	The Company did not maintain effective controls over the documentation, review and approval of manual journal entries. Certain individuals could create, record and approve the same journal entry without regard to the dollar amount of the transaction and without any further review or approval. In certain instances, journal entries relating to different accounts were combined in a single compound journal entry. In other instances, journal entries did not have sufficient supporting written explanation or sufficient supporting documentation and/or the supporting documentation had not been retained for a sufficient period of time. This material weakness resulted in material misstatements to amounts recorded for cost of goods sold and selling and administrative expense. These material misstatements were corrected by restating the Company’s consolidated financial statements as of December 28, 2003 and for the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003 and for the first three interim periods in the fiscal year ended January 2, 2005.
     We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Big 5 Sporting Goods Corporation as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 2, 2005 consolidated financial statements, and this report does not affect our report dated September 6, 2005, which expressed an unqualified opinion on those consolidated financial statements.
     In our opinion, management’s assessment that Big 5 Sporting Goods Corporation did not maintain effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
/s/ KPMG LLP

Los Angeles
September 6, 2005
ITEM 9B: OTHER INFORMATION.
     None

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information with respect to the Directors and Executive Officers of the Company:

Name	Age	Position
Steven G. Miller	53	Chairman of the Board of Directors and Chief Executive Officer (Class C)

Sandra N. Bane (a)(b)	53	Director (Class B)

G. Michael Brown (b)	52	Director (Class A)

John G. Danhakl (a)(b)	49	Director (Class A)

Jennifer Holden Dunbar (a)	42	Director (Class C)

Michael D. Miller, Ph.D.	55	Director (Class B)

Charles P. Kirk	49	Senior Vice President

Gary S. Meade	59	Senior Vice President, General Counsel and Secretary

Richard A. Johnson	60	Senior Vice President, Store Operations

Thomas J. Schlauch	60	Senior Vice President, Buying

Jeffrey L. Fraley	48	Senior Vice President, Human Resources

Elizabeth F. Chambers (c)	51	Acting Controller (Co-Principal Financial and Accounting Officer)

Thomas L. Robershaw (c)	35	Assistant Treasurer (Co-Principal Financial and Accounting Officer)

(a)	Member of audit committee

(b)	Member of compensation committee

(c)	Pending the appointment of a new Chief Financial Officer, Elizabeth F. Chambers, our Acting Controller, and Thomas L. Robershaw, our Assistant Treasurer, jointly will fulfill the functions of the principal financial officer and principal accounting officer.
     Steven G. Miller has served as Chairman of the Board, Chief Executive Officer and President since June 2002, 2000 and 1992, respectively. Steven G. Miller has also served as a director since 1992. In addition, Steven G. Miller served as Chief Operating Officer from 1992 to 2000 and as Executive Vice President, Administration from 1988 to 1992. Steven G. Miller is Michael D. Miller’s brother.
     Sandra N. Bane has served as a director since June 2002. Ms. Bane retired from KPMG LLP as an audit partner in 1998 after 23 years with the firm. While at KPMG LLP, Ms. Bane headed the Western region’s Merchandising practice for the firm, helped establish the Employee Benefits audit specialist program and was partner in charge of the Western region’s Human Resource department for two years. Ms. Bane is also a member of the board of directors of Petco Animal Supplies, Inc. and Transamerica Premier Investment Funds, a mutual fund company, and serves as a member of the board for several nonprofit institutions in her community. She is also a member of the AICPA and the California Society of Certified Public Accountants.

     G. Michael Brown has served as a director since June 2002. Mr. Brown has been a senior litigation partner with the law firm Musick, Peeler & Garrett LLP since June 2001. Prior to that, Mr. Brown was a partner at the law firm Berger, Kahn, Shafton, Moss, Figler, Simon & Gladstone from 1996 to 2001.
     John G. Danhakl has served as a director since 1997. Mr. Danhakl has been a partner of Leonard Green & Partners, L.P., a private equity firm, since 1995. From 1990 to 1995, Mr. Danhakl was a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation. Prior to joining Donaldson, Lufkin & Jenrette Securities Corporation, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a member of the board of directors of Arden Group, Inc., Leslie’s Poolmart, Inc., Liberty Group Publishing, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., Phoenix Scientific Inc., Rite Aid Corporation, AsianMedia Group and Diamond Triumph Auto Glass, Inc.
     Jennifer Holden Dunbar has served as a director since February 2004. Since March 2005, Ms. Dunbar has served as Principal, Co-Founder and Managing Director of Dunbar Partners, LLC. Since 1994, Ms. Dunbar has also served as the President of Willow III, Inc., a personal holding company. From 1994 to 1998, Ms. Dunbar was a partner of Leonard Green & Partners, L.P., a private equity firm which she joined in 1989.
     Michael D. Miller, Ph.D. has served as a director since 1997. Dr. Miller is a mathematical consultant at The RAND Corporation, an independent nonprofit research and analysis organization, and a visiting professor of mathematics at the University of California at Los Angeles. From 1977 until June 2002, Dr. Miller was a senior mathematician at The RAND Corporation. Dr. Miller is Steven G. Miller’s brother.
     Charles P. Kirk has served as a Senior Vice President since 1992. Mr. Kirk also served as Chief Financial Officer from 1992 to August 2005 and as Treasurer from 2003 to August 2005. Mr. Kirk resigned the positions of Chief Financial Officer and Treasurer in August 2005. Prior to joining the Company, Mr. Kirk served as Thrifty Corporation’s Director of Planning and Vice President of Planning and Treasury since October 1990. Prior to that, Mr. Kirk held various financial positions with Thrifty Corporation’s former parent, Pacific Enterprises, since 1981.
     Gary S. Meade has served as Senior Vice President since July 2001 and General Counsel and Secretary since 1997. Mr. Meade also served as Vice President from 1997 to 2001. Prior to joining the Company, Mr. Meade was Thrifty Corporation’s Vice President, General Counsel and Secretary since 1992 and Thrifty Corporation’s Vice President — Legal Affairs since 1979.
     Richard A. Johnson has served as Senior Vice President, Store Operations since 1992. Prior to that, Mr. Johnson was Vice President, Store Operations since 1982.
     Thomas J. Schlauch has served as Senior Vice President, Buying since 1992. Prior to that, Mr. Schlauch served as Head of Buying from 1990 to 1992 and as Vice President, Buying from 1982 to 1990.
     Jeffrey L. Fraley has served as Senior Vice President, Human Resources since July 2001. Prior to that, Mr. Fraley served as Vice President, Human Resources from 1992 to 2001.
     Elizabeth F. Chambers assumed the role of Acting Controller in July 2005. Prior to that, Ms. Chambers served as Assistant Controller from 1993 to July 2005. Prior to joining the Company, Ms. Chambers was an Account Analyst Manager for Thrifty Corporation from 1988 to 1993. Ms. Chambers was an auditor for Deloitte, Haskins & Sells from 1985 to 1988.
     Thomas L. Robershaw has served as Assistant Treasurer since he joined the Company in 2003. Prior to joining the Company, Mr. Robershaw was Director of Capital Markets at Global Crossing Development Corporation from 1998 to 2003. In such capacity, Mr. Robershaw oversaw leasing and foreign exchange transactions, as well as cash management and other treasury-related matters. Prior to that, Mr. Robershaw held various financial positions at The Walt Disney Company from 1994 to 1998 and Toyota Motor Credit Corporation from 1992 to 1994.
     The board of directors consists of three classes, consisting of Class A directors, Class B directors and Class C directors. The terms of office of the Class A directors, Class B directors and Class C directors expire in the year 2006 (Class A), the year 2007 (Class B) and the year 2005 (Class C). Each director holds office until such director’s successor is duly elected and qualified. Directors elected to succeed those directors whose terms then expire will be elected for a three-year term of office. Executive officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment. See “Item 11: Executive Compensation.”
     Except as set forth above, there are no family relationships between any director or executive officer and any other director or executive officer of the Company. Except as disclosed under “Item 13: Certain Relationships and Related Transactions — Amended and Restated Stockholders Agreement” and “Item 11: Executive Compensation — Employment Agreement,” there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person has been or will be selected as a director and/or executive officer of the Company (other than arrangements or understandings with any such director and/or executive officer acting in such person’s capacity as such). There are no material proceedings to which any of the following is a party adverse to the Company or any of its subsidiaries, or has a material interest that is adverse to the Company or any of its subsidiaries: any director, officer or affiliate of the Company, any owner of record or beneficial holder of more than five percent (5%) of the outstanding shares of the Company’s common stock or any associate of any such director, officer, affiliate or security holder.
     On August 16, 2005, Barry D. Emerson accepted an offer of employment to serve as Senior Vice President of the Company commencing on or before September 12, 2005, and upon the completion of the filing of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the first and second quarters of fiscal 2005, as Senior Vice President, Chief Financial Officer and Treasurer of the Company. Prior to his employment with the Company, Mr. Emerson, 47, was employed by U. S. Auto Parts Network, Inc., an ecommerce distributor of aftermarket auto parts in the United States, where he served as Vice President, Treasurer and Chief Financial Officer during 2005. Prior to that, Mr. Emerson served as Vice President, Treasurer and Chief Financial Officer of Elite Information Group, Inc., a software product and services company, from 1999 through 2004.
Audit Committee and Audit Committee Financial Expert
     The board of directors has a standing audit committee, which is chaired by Sandra N. Bane and currently consists of Ms. Bane, Ms. Dunbar and Mr. Danhakl. Each of the members of the audit committee is “independent” as that term is defined in Marketplace Rule 4200(a)(15) of the Nasdaq National Market’s listing standards and meets the additional audit committee independence requirements set forth in Marketplace Rule 4350(d)(2) of the Nasdaq National Market’s listing standards. The board of directors has determined that Ms. Bane qualifies as an “audit committee financial expert” as defined in the rules of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon review of copies of Section 16(a) reports furnished to the Company during or with respect to the year ended January 2, 2005 and written representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were met during fiscal 2004, except that Thomas J. Schlauch did not timely report a sale of 4,900 shares of the Company’s common stock that occurred on April 2, 2004. The report was due by April 6, 2004 and was filed on April 8, 2004.
Code of Business Conduct and Ethics
     The Company has adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our senior financial and executive officers, as well as our directors. We will disclose any waivers of, or amendments to, any provision of the Code of Business Conduct and Ethics that applies to our directors and senior financial and executive officers on our website, www.big5sportinggoods.com.

ITEM 11: EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table summarizes the compensation of the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers for the fiscal year ended January 2, 2005 (collectively, the “Named Executive Officers”):
SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation (1)			Awards
					Securities	All Other
					Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)		Options(#)	($)(2)
Steven G. Miller	2004	415,000	615,000		30,000	12,410
Chairman of the Board,	2003	395,000	615,000		30,000	12,542
President and Chief	2002	375,000	953,550	(3)	—	13,955
Executive Officer

Thomas J. Schlauch	2004	233,000	217,000		10,000	12,410
Senior Vice President,	2003	221,000	200,000		10,000	12,595
Buying	2002	211,000	263,710	(3)	—	14,692

Richard A. Johnson	2004	207,000	197,000		10,000	12,410
Senior Vice President, Store	2003	195,000	180,000		10,000	11,426
Operations	2002	185,000	258,452	(3)	—	14,683

Charles P. Kirk	2004	217,000	170,000		10,000	12,410
Senior Vice President	2003	205,000	170,000		10,000	12,260
	2002	195,000	248,452	(3)	—	12,302

Gary S. Meade	2004	167,000	98,000		10,000	12,051
Senior Vice President,	2003	155,000	85,000		10,000	12,260
General Counsel	2002	145,000	95,721	(3)	—	11,537
and Secretary

(1)	Excludes perquisites and other personal benefits, securities or property. The aggregate amount of such compensation is less than the lesser of either $50,000 or 10 percent of the total of annual salary and bonus reported for each of the named executive officers.

(2)	Represents matching and profit-sharing contributions under the Company’s 401(k) plan, and insurance premiums paid by the Company on split-dollar executive life insurance policies. The Company discontinued such insurance policies in October 2003.

(3)	Amounts include one-time bonuses of $368,550, $73,710, $88,452, $88,452, and $20,271 paid in 2002 to Steven G. Miller, Thomas J. Schlauch, Richard A. Johnson, Charles P. Kirk and Gary S. Meade, respectively, in connection with the Company’s initial public offering, which were funded by a reduction in the redemption price of the Company’s preferred stock.
2004 Option Grants
     The following table shows individual grants of options made to executive officers named in the Summary Compensation Table during fiscal 2004. All of these option grants were made under the 2002 Stock Incentive Plan, and the exercise price was based upon the fair market value of the Company’s common stock on the date of grant.

	Number of		% of Total
	Securities		Options			Potential Realizable Value at
	Underlying		Granted to	Exercise		Assumed Annual Rates of
	Options Granted		Employees	of Base	Expiration	Stock Price Appreciation
Name	(#)(1)		in 2003	Price ($/Sh)	Date	for Option Term (2)
						5% ($)	10% ($)
Steven G. Miller	30,000	(3)	7.6	24.61	2/13/14	464,313	1,176,660
Thomas J. Schlauch	10,000	(4)	2.5	24.61	2/13/14	154,771	392,220
Richard A. Johnson	10,000	(4)	2.5	24.61	2/13/14	154,771	392,220
Charles P. Kirk	10,000	(4)	2.5	24.61	2/13/14	154,771	392,220
Gary S. Meade	10,000	(4)	2.5	24.61	2/13/14	154,771	392,220

(1)	Options are transferable under limited conditions, primarily to accommodate estate planning purposes.

(2)	This column shows the hypothetical gains on the options granted based on assumed annual compound price appreciation of 5% and 10% over the full ten-year term of the options. The assumed rates of 5% and 10% appreciation are mandated by the SEC and do not represent the Company’s estimate or projection of future prices.

(3)	These options vest in 48 equal monthly installments commencing on the first day of each month beginning March 1, 2004.

(4)	These options vest annually in four equal installments commencing on the first anniversary following the grant date of February 13, 2004.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table
     The following table sets forth information with respect to the exercise of stock options by Named Executive Officers during the year ended January 2, 2005, and the final year-end value of unexercised stock options.

			Number of Securities		Value of Unexercised In-The-
			Underlying Unexercised Options		Money Options at Fiscal
	Shares	Value	at Fiscal Year End (#)		Year-End ($)(a)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven G. Miller	0	$0	20,000	40,000	$287,088	$413,413
Thomas J. Schlauch	0	$0	2,500	17,500	$47,050	$186,450
Richard A. Johnson	0	$0	2,500	17,500	$47,050	$186,450
Charles P. Kirk	0	$0	2,500	17,500	$47,050	$186,450
Gary S. Meade	0	$0	2,500	17,500	$47,050	$186,450

(a)	Based on the closing price of the Company’s common stock on December 31, 2004 (the last business day of fiscal 2004) of $29.14.
Compensation of Directors
     Directors who are also employees of the Company are compensated as officers of the Company and receive no additional compensation for serving as directors. Non-employee directors receive an annual retainer of $20,000 for service on the board of directors, plus $2,500 for attendance at each regularly scheduled meeting of the board of directors or each committee meeting not otherwise held on the day of a board meeting, and $1,000 for attendance by telephone at any specially called board meeting or committee meeting. The Chairs of the audit committee and compensation committee receive additional annual retainers of $10,000 and $5,000, respectively. In addition, in 2004, the Company adopted a policy pursuant to which each non-employee director was initially granted options to purchase 10,000 shares of the Company’s common stock and will annually be granted options to purchase 5,000 shares of such stock. The options will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and will vest in four equal annual installments. Initial grants under the policy were made in August 2004 and annual grants thereafter will be made on the date of the Company’s annual meeting of stockholders. Directors are also reimbursed for all out-of-pocket expenses incurred in attending such meetings. Dr. Miller has waived his right to receive his director fees and stock options.
Employment Agreements
     The Company has an employment agreement with Steven G. Miller, who currently serves as Chairman of the Board, President and Chief Executive Officer.
     Steven G. Miller’s employment agreement provides that he will serve as Chairman of the Board of Directors, Chief Executive Officer and President for a term of four years from any given date, such that there shall always be a minimum of at least four years remaining under his employment agreement. The employment agreement provides for Steven G. Miller to receive an annual base salary of $375,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on standards to be established by the compensation committee. Steven G. Miller is also entitled to specified perquisites. In addition, as long as Steven G. Miller serves as an officer, the Company will use its best efforts to ensure that he continues to serve on the Company’s board of directors and on the board of directors of the Company’s wholly owned subsidiary, Big 5 Corp.
     If Steven G. Miller’s employment is terminated due to his death, the employment agreement provides for accelerated vesting of options that would have been exercisable during half of the remaining scheduled term of the employment agreement and the continuation of family medical benefits for the remaining scheduled term of the employment agreement. If Steven G. Miller’s employment is terminated due to his disability, the employment agreement provides that the Company will pay Steven G. Miller his remaining base salary for half of the remaining scheduled term of the employment agreement and an additional payment equal to two times the greater of (i) his last annual cash bonus or (ii) the average annual cash bonus paid during the last three fiscal years. In addition, the employment agreement provides for accelerated vesting of options that would have been exercisable during half of the remaining scheduled term of the employment agreement and the continuation of specified benefits for such term.
     If Steven G. Miller terminates the employment agreement for good reason or for any reason within six months of a change in control, or if the Company terminates the employment agreement without cause, the employment agreement provides the Company will pay Steven G. Miller his remaining base salary during the remaining scheduled term of the employment agreement and an additional payment equal to three times the greater of (i) his last annual cash bonus or (ii) the average annual cash bonus paid during the last three fiscal years. In addition, the employment agreement provides for accelerated vesting of all of his options and the continuation of specified benefits during the remaining scheduled term of the employment agreement.
     If Steven G. Miller terminates the employment agreement without good reason or the Company terminates the employment agreement for cause, Steven G. Miller is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation.
     On August 16, 2005, Big 5 Corp., the Company’s wholly-owned subsidiary, and Barry D. Emerson entered into an employment offer letter (the “Offer Letter”). The Offer Letter sets forth the terms of Mr. Emerson’s employment with the Company, Big 5 Corp. and Big 5 Services Corp., a wholly-owned subsidiary of Big 5 Corp. (together with the Company and Big 5 Corp., the “Big 5 Companies”). Beginning on or before September 12, 2005, Mr. Emerson will commence employment as Senior Vice President of each of the Big 5 Companies, and upon the completion of the filings of this Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the first and second quarters of fiscal 2005, he will also be appointed Chief Financial Officer and Treasurer of each of the Big 5 Companies. Mr. Emerson will receive a starting annual base salary of $275,000 and a starting annual bonus of $125,000, to be paid in the first quarter of 2006 and prorated based upon the period of employment during the 2005 fiscal year. On the first day of his employment, Mr. Emerson will receive a stock option grant to acquire 50,000 shares of the Company’s common stock, which will vest 25% per year over four years and will have a term of ten years. The exercise price for the options will be equal to the closing price of the Company’s common stock on the day that Mr. Emerson starts work with the Company. In addition, Mr. Emerson will receive specified perquisites, and be eligible for future stock option grants, comparable to those provided to other senior vice presidents of the Company.
     The Company will enter into a mutually-acceptable severance agreement with Mr. Emerson setting forth the terms of his “at will” employment. If the Company terminates Mr. Emerson’s employment other than for “cause” (as defined), Mr. Emerson will receive a severance package which will include one year’s base salary and one year’s health coverage for Mr. Emerson and his family.
Indemnification Agreements
     In addition to the indemnification provisions contained in our Amended and Restated Certificate of Incorporation and Bylaws, we have indemnification agreements with each of our directors and executive officers. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts (collectively, “Liabilities”) incurred by any such person in any action or proceeding arising out of such person’s services as a director or executive officer or at our request, if the applicable director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. These agreements also require us to advance expenses incurred by any of our directors or executive officers in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by the Company. Pursuant to these agreements, we may advance expenses and indemnify, and in certain cases are required to advance expenses and indemnify, our directors and executive officers for certain Liabilities incurred in connection with or related to the Childers action. Additional information regarding the Childers action in contained in this Annual Report on Form 10-K in “Item 3—Legal Proceedings.”
Compensation Committee Interlocks and Insider Participation
     For the fiscal year ended January 2, 2005, the compensation committee consisted of G. Michael Brown, as Chair, Sandra N. Bane and John G. Danhakl, none of whom is or has been an officer or employee of the Company or any of its subsidiaries. Ms. Bane and Mr. Danhakl do not have and have not had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K. Mr. Brown is a partner at the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters.
     No interlocking relationship existed between the board of directors or the compensation committee of the Company and the board of directors or compensation committee of any other company.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding beneficial ownership of the Company’s common stock as of August 1, 2005 by:
•	each of the Company’s directors;

•	each Named Executive Officer;

•	each person, or group or affiliated persons, who is known by the Company to beneficially own more than 5% the Company’s common stock; and

•	all current directors and executive officers as a group.
     Except as otherwise indicated in the footnotes below, each beneficial owner has the sole power to vote and to dispose of all shares held by that holder. Percentage ownership is based on 22,677,627 shares of common stock outstanding as of August 1, 2005.

	Beneficial Ownership
Name (1)	of Common Stock
	Shares		Percent (%)(2)
Steven G. Miller	1,460,482	(3)	6.4
Michael D. Miller	428,000	(4)	1.9
Thomas J. Schlauch	87,500	(5)	*
Richard A. Johnson	186,702	(6)	*
Charles P. Kirk	214,100	(7)	1.0
Gary S. Meade	34,325	(8)	*
Sandra N. Bane	2,500	(9)	*
G. Michael Brown	2,500	(10)	*
John G. Danhakl	68,478	(11)	*

	Beneficial Ownership
Name (1)	of Common Stock
	Shares		Percent (%)(2)
Jennifer Holden Dunbar	4,893	(12)	*
All directors and executive officers as a group (13 persons)	2,552,945	(13)	11.3
5% Stockholders
Neuberger Berman, Inc. (14)	2,807,849		12.4
FMR Corp. (15)	2,734,774		12.1
Wasatch Advisors, Inc. (16)	2,210,344		9.7
Gilder, Gagnon, Howe & Co. LLC (17)	1,211,102		5.3

*	Indicates less than 1%.

(1)	The address for each stockholder is 2525 East El Segundo Boulevard, El Segundo, California 90245, except as otherwise indicated below.

(2)	Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 1, 2005 are deemed to be outstanding and beneficially owned by the person holding such options or who otherwise has beneficial ownership thereof for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 1,005,000 shares of common stock held by Steven G. Miller and Jacquelyne G. Miller, as trustees of the Steven G. Miller and Jacquelyne G. Miller Trust dated September 13, 1990, 424,232 shares of common stock held by Robert W. and Florence Miller Family Partners, L.P., of which Steven G. Miller is a limited partner and shares dispositive power with respect to the shares pursuant to a trading authorization dated November 12, 2004 executed by Robert W. Miller and Florence H. Miller, as general partners, and 31,250 shares which may be acquired upon the exercise of options exercisable within 60 days of August 1, 2005. Mr. Miller disclaims beneficial ownership in the shares owned by Robert W. and Florence Miller Family Partners, L.P. except to the extent of his pecuniary interest therein. Jacquelyne G. Miller shares beneficial ownership of the 1,005,000 shares of common stock held by the Steven G. Miller and Jacquelyne G. Miller Trust dated September 13, 1990.

(4)	Represents 428,000 shares of common stock held by Michael D. Miller, Trustee of the Miller Living Trust dated December 11, 1997.

(5)	Includes 7,500 shares which may be acquired upon the exercise of options exercisable within 60 days of August 1, 2005.

(6)	Includes 7,500 shares which may be acquired upon the exercise of options exercisable within 60 days of August 1, 2005.

(7)	Includes 7,500 shares which may be acquired upon the exercise of options exercisable within 60 days of August 1, 2005.

(8)	Includes 7,500 shares which may be acquired upon the exercise of options exercisable within 60 days of August 1, 2005.

(9)	Represents 2,500 shares which may be acquired upon the exercise of options exerciseable within 60 days of August 1, 2005.

(10)	Represents 2,500 shares which may be acquired upon the exercise of options exerciseable within 60 days of August 1, 2005.

(11)	Includes 1,247 shares of common stock owned directly by John G. Danhakl, 11,097 shares of common stock owned by Mr. Danhakl and his wife, Kathy Danhakl, as joint tenants, 53,634 shares of common stock owned by the Danhakl Revocable Family Trust and 2,500 shares which may be acquired upon the exercise of options exerciseable within 60 days of August 1, 2005. The address for Mr. Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(12)	Includes 2,393 shares of common stock held by Jennifer Holden Dunbar, Trustee of the Lilac II Trust dated June 28, 2000, and 2,500 shares which may be acquired upon the exercise of options exercisable within 60 days of August 1, 2005.

(13)	Includes 79,200 shares which the directors and executive officers may be deemed to have beneficial ownership with respect to options to purchase the Company’s common stock exercisable within 60 days of August 1, 2005.

(14)	The address for Neuberger Berman, Inc. is 605 Third Ave., New York, NY, 10158-3698, as reported in the Schedule 13G/A filed with the SEC on February 16, 2005. According to Items 6 and 7 of the Schedule 13G/A filed by the stockholder on February 16, 2005, as a parent holding company of Neuberger Berman LLC and Neuberger Berman Management Inc. which manage certain accounts in which the reported shares are held, stockholder has been granted the shared authority to dispose of and vote those shares. Stockholder’s holdings are based upon the holdings disclosed in the Schedule 13G/A.

(15)	The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109, as reported in the Schedule 13G/A filed with the SEC on February 14, 2005. According to Items 3 and 7 of the Schedule 13G/A filed by the stockholder on February 14, 2005, as a parent holding company of certain investment advisors and banks which manage accounts in which the reported shares are held, stockholder has been granted the authority to dispose of the shares. Stockholder’s holdings are based upon the holdings disclosed in the Schedule 13G/A.

(16)	The address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111, as reported in the Schedule 13G/A filed with the SEC on January 10, 2005. According to Item 4 of the Schedule 13G/A filed by the stockholder on January 10, 2005, the stockholder is an investment advisor and has been granted the authority to dispose of and vote the shares reported. Stockholder’s holdings are based upon the holdings disclosed in the Schedule 13G/A.

(17)	The address for Gilder, Gagnon, Howe & Co. LLC is 1775 Broadway, 26th Floor, New York, New York 10019, as reported in the Schedule 13G filed with the SEC on February 14, 2005. According to Item 4 of the Schedule 13G filed by the stockholder on February 14, 2005, the shares reported include shares held in customer accounts over which partners and/or employees of the stockholder have discretionary authority to dispose of or direct the disposition of the shares, shares held in accounts owned by the partners of the stockholder and their families, and shares held in the account of the profit-sharing plan of the stockholder. Stockholder has been granted the shared authority to dispose of the shares. Stockholder’s holdings are based upon the holdings disclosed in the Schedule 13G.

Equity Compensation Plan Information
     The following table sets forth information regarding the Company’s equity compensation plans as of January 2, 2005:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan category	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	720,150	$17.74	2,911,250	(2)
Equity compensation plans not approved by security holders (none)	—	—	—
Total	720,150	$17.74	2,911,250	(2)

(1)	The Company has two equity compensation plans: the 1997 Management Equity Plan and the 2002 Stock Incentive Plan.

(2)	Does not include 611,298 shares available for issuance under the 1997 Management Equity Plan because the Company does not intend to make any more grants under such plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Relationship with Pacific Enterprises, Thrifty Corporation and Rite Aid Corp.
     Prior to September 1992, the predecessor to what is now the Company’s wholly owned operating subsidiary, Big 5 Corp., was a wholly owned subsidiary of Thrifty Corporation, which in turn was a wholly owned subsidiary of Pacific Enterprises. In December 1996, Thrifty Corporation was acquired by Rite Aid Corp.
     As a result of the Company’s prior relationship with Thrifty Corporation and its affiliates, the Company continues to maintain certain relationships with Rite Aid Corp. and Sempra Energy, the successor to Pacific Enterprises. These relationships include continuing indemnification obligations of Sempra Energy to the Company for certain environmental matters and obligations under ERISA arising out of Pacific Enterprises’ prior ownership of all of the capital stock of Thrifty Corporation and the predecessor to what is now the Company’s wholly owned subsidiary, including (1) indemnification for certain environmental liability costs incurred by the Company resulting from a contravention of applicable law relating to the prior and then existing use and ownership of the properties and assets (including all real estate) previously owned by Pacific Enterprises and (2) indemnification for certain liability costs incurred by the Company resulting from a contravention by Pacific Enterprises of any applicable law relating to benefit plans sponsored by Thrifty PayLess, Inc. or Thrifty Corporation. The indemnification obligations of Sempra Energy relating to environmental liabilities, which pursuant to their terms are limited in scope and aggregate maximum dollar amounts, will continue until September 25, 2012, while the indemnification obligations relating to Sempra Energy’s obligations under ERISA will continue until the expiration of all applicable statutes of limitations. Green Equity Investors III, L.P., an affiliate of Leonard Green & Partners, L.P. and of an entity which was, until November 21, 2003, the owner of more than 5% of the Company’s outstanding shares of common stock, holds convertible preferred stock in Rite Aid Corp. that, if converted, would represent approximately 7.3% of its outstanding stock.
     The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $0.2 million, $0.2 million and $0.4 million for the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005, respectively.
Amended and Restated Stockholders Agreement
     The Company had an amended and restated stockholders agreement with Green Equity Investors, L.P., Robert W. Miller and Steven G. Miller. In accordance with the terms of the amended and restated stockholders agreement, Green Equity Investors, L.P. designated Mr. Danhakl for nomination to the board of directors at the 2003 annual meeting of stockholders, and Robert W. Miller and Steven G. Miller voted all of their common stock in favor of electing Green Equity Investors, L.P.’s nominee. The amended and restated stockholders agreement terminated pursuant to its terms subsequent to the Company’s secondary offering in November 2003.
Legal Services
     G. Michael Brown is a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company paid the law firm of Musick, Peeler & Garrett LLP $0.4 million, $0.4 million and $0.9 million in fiscal years 2002, 2003 and 2004, respectively, for services provided.
Compensation Paid to and Arrangements with Family Members of Directors and Executive Officers
     The Company has an employment agreement with Robert W. Miller, who serves as Chairman Emeritus of the Board of Directors. Robert W. Miller is the father of Steven G. Miller and Michael D. Miller. Robert W. Miller’s employment agreement provides that he will serve as Chairman Emeritus of the Board of Directors for a term of three years from any given date, such that there shall always be a minimum of at least three years remaining under his employment agreement. The employment agreement provides for Robert W. Miller to receive an annual base salary of $350,000. Robert W. Miller is also entitled to specified perquisites. If Robert W. Miller’s employment is terminated by either Robert W. Miller or the Company for any reason, the employment agreement provides that the Company will pay Robert W. Miller his annual base salary and provide specified benefits for the remainder of his life. The employment agreement also provides that in the event Robert W. Miller is survived by his wife, the Company will pay his wife his annual base salary and provide her specified benefits for the remainder of her life. The Company recognized expenses of $1.5 million, $0.1 million and $0.2 million in fiscal 2002, fiscal 2003 and fiscal 2004, respectively, to establish a liability for future obligations under this agreement.
     Bradley A. Johnson, the son of Richard A. Johnson, the Company’s Senior Vice President, Store Operations, is employed by the Company as a buyer. Bradley A. Johnson received a salary of $78,232 in fiscal 2004 and earned a bonus of $21,500. The salary and bonus received by Bradley A. Johnson is consistent with those paid to other Company employees with similar responsibilities.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The aggregate fees billed for professional services provided by KPMG LLP in fiscal years 2004 and 2003 were:

Type of Fees	Fiscal 2004	Fiscal 2003
Audit Fees	$1,504,000	$290,500
Audit-related Fees	—	68,500
Tax Fees	—	133,720
All Other Fees	—	—

Total Fees	$1,504,000	$492,720

     In the above table, in accordance with the definitions of the SEC, “audit fees” are fees paid by the Company to KPMG LLP for the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and review of the unaudited financial statements included in its quarterly reports on Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
     “Audit-related Fees” are fees billed by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. In fiscal 2003, audit-related fees consisted of fees for services primarily related to review of the Company’s registration statement for a secondary offering of common stock in the fourth quarter of fiscal 2003 and an audit of the Company’s benefit plan.
     “Tax Fees” are fees for tax compliance, tax advice and tax planning. In fiscal 2003, tax fees also included fees for tax advisory services relating to state and local taxes and unclaimed property regulations.
     “All Other Fees” are fees billed by KPMG LLP to the Company for any services not included in the first three categories.
Audit Committee Pre-approval Policies and Procedures
     The audit committee is required under the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder to pre-approve the auditing and permissible non-audit services performed by the Company’s independent auditor to provide assurance that the provision of those services does not impair the independence of the auditor. The audit committee has adopted a pre-approval policy to assist it in carrying out this responsibility.
     Under the pre-approval policy, the annual audit services engagement terms and fees are subject to the specific pre-approval of the audit committee. The audit committee will approve, if necessary, any changes in terms, conditions and/or fees resulting from changes in audit scope, the Company’s organizational structure or other matters. In addition, if the audit committee, after reviewing documentation detailing the specific services to be provided by the independent auditors and having discussions with management, determines that the performance of such services would not impair the independence of the independent auditor, the audit committee may also approve (i) audit-related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are traditionally performed by the independent auditor, (ii) tax services such as tax compliance, tax planning and tax advice and/or (iii) permissible non-audit services that it believes are routine and recurring services.
     All audit and permissible non-audit services provided by KPMG LLP to the Company for the fiscal years 2004 and 2003 were pre-approved in accordance with the Company’s pre-approval policies and procedures.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A)	Documents filed as part of this report:
(1)	Financial Statements.
See Index to Consolidated Financial Statements on page F-1 hereof.
(2)	Financial Statement Schedule.
See Index to Consolidated Financial Statements Index on page F-1 hereof.
(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (5)
3.2 4.1	Amended and Restated Bylaws. (5) Specimen of Common Stock Certificate. (4)
4.2	Indenture dated as of November 13, 1997 between Big 5 Corp. and First Trust National Association, as trustee. (1)
4.3	Form of Big 5 Corp. 10.875% Series B Senior Notes due 2007 (included in Exhibit 4.2). (1)
10.1	Form of Amended and Restated Stockholders Agreement among Big 5 Sporting Goods Corporation, Green Equity Investors, L.P., Steven G. Miller and Robert W. Miller. (3)
10.2 10.3	1997 Management Equity Plan. (2) 2002 Stock Incentive Plan. (3)
10.4	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)
10.5	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation. (3)
10.6	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (5)
10.7	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994. (5)
10.8	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/ Business Credit, Inc. (5)
10.9	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/ Business Credit, Inc. (5)
10.10 10.11	Form of Indemnification Agreement. (5) Form of Indemnification Letter Agreement. (4)
10.12	Amended and Restated Financing Agreement dated March 20, 2003 between The CIT Group/ Business Credit, Inc., the Lenders and Big 5 Corp. (5)
10.13	Modification and Reaffirmation of Guaranty dated March 20, 2003 by Big 5 Sporting Goods Corporation in favor of The CIT Group/Business Credit, Inc. (5)
10.14	First Amendment to Financing Agreement dated October 31, 2003, amending the Financing Agreement dated March 20, 2003 between The CIT Group/Business Credit, Inc., the Lenders and Big 5 Corp. (6)

10.15	Joinder Agreement, dated as of January 28, 2004, by and among Big 5 Corp., Big 5 Services Corp., the Lenders (as defined therein) and The CIT Group/Business Credit, Inc. (6)
10.16	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein). (6)
10.17	Second Amended and Restated Financing Agreement, dated as of December 15, 2004, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp. (7)
10.18	Modification and Reaffirmation of Guaranty dated as of December 15, 2004 by and between Big 5 Sporting Goods Corporation, a Delaware corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein. (7)
10.19	Reaffirmation Of Co-Obligor Agreement dated as of December 15, 2004, by and among Big 5 Corp., a Delaware corporation and Big 5 Services Corp., a Virginia corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein. (7)
10.20	Lease dated as of March 5, 1996 by and between the State of Wisconsin Investment Board and United Merchandising Corp. (8)
10.21	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp. (8)
10.22	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan. (9)
10.23	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan. (9)
10.24	Summary of Director Compensation. (9)
14.1	Code of Business Conduct and Ethics. (6)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)
23.1	Consent of independent registered public accounting firm, KPMG LLP. (9)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (9)
31.2	Rule 13a-14(a) Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer). (9)
31.3	Rule 13a-14(a) Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller). (9)
32.1	Section 1350 Certification of Chief Executive Officer. (9)
32.2	Section 1350 Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer). (9)
32.3	Section 1350 Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller). (9)

(1)	Incorporated by reference to Big 5 Corp.’s Registration Statement on Form S-4 (File No. 333-43129) filed with the SEC on December 23, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(5)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(6)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 21, 2004.

(8)	Incorporated by reference to the Current Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(9)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION a Delaware corporation
Date: September 6, 2005	By	/S/Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	September 6, 2005
/S/Elizabeth F. Chambers Elizabeth F. Chambers	Acting Controller (Co-Principal Financial and Accounting Officer)	September 6, 2005
/S/Thomas L. Robershaw Thomas L. Robershaw	Assistant Treasurer (Co-Principal Financial and Accounting Officer)	September 6, 2005
/S/Sandra N. Bane Sandra N. Bane	Director of the Company	September 6, 2005
/S/G. Michael Brown G. Michael Brown	Director of the Company	September 6, 2005
/S/John G. Danhakl John G. Danhakl	Director of the Company	September 6, 2005
/S/Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	September 6, 2005
/S/Michael D. Miller Michael D. Miller	Director of the Company	September 6, 2005

BIG 5 SPORTING GOODS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 28, 2003 (as restated) and January 2, 2005	F-3
Consolidated Statements of Operations for the fiscal years ended December 29, 2002 (as restated), December 28, 2003 (as restated) and January 2, 2005	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended December 29, 2002 (as restated), December 28, 2003 (as restated) and January 2, 2005	F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2002 (as restated), December 28, 2003 (as restated) and January 2, 2005	F-6
Notes to Consolidated Financial Statements	F-7
Schedule
Consolidated Financial Statement Schedule:
Valuation and Qualifying Accounts as of December 29, 2002 (as restated), December 28, 2003 (as restated) and January 2, 2005	II-1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:
We have audited the consolidated financial statements of Big 5 Sporting Goods Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 28, 2003 and January 2, 2005 and the results of their operations and their cash flows for each of the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of December 28, 2003 and for the fiscal years ended December 29, 2002 and December 28, 2003.
/s/ KPMG LLP

Los Angeles, California

September 6, 2005

BIG 5 SPORTING GOODS CORPORATION
Consolidated Balance Sheets
(dollars in thousands)

	December 28,
	2003	January 2,
	(as restated)	2005
Assets
Current assets:
Cash	$9,030	$6,746
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $2,835 and $3,069, respectively	9,652	7,109
Merchandise inventories	185,118	206,213
Prepaid expenses	5,117	7,988
Deferred income taxes, net	14,273	15,525
Total current assets	223,190	243,581

Property and equipment:
Land	186	186
Buildings and improvements	42,901	49,019
Furniture and equipment	64,341	78,130
Less accumulated depreciation and amortization	(59,203)	(68,154)

Net property and equipment	48,225	59,181
Leasehold interest, net of accumulated amortization of $24,842 and $26,606, respectively	4,022	2,178
Other assets, at cost, less accumulated amortization of $2,281 and $240, respectively	1,866	1,292
Goodwill	4,433	4,433

Total assets	$281,736	$310,665

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$89,690	$98,298
Accrued expenses	51,487	57,723
Current portion of long-term debt	—	6,667
Total current liabilities	141,177	162,688
Deferred income taxes, net	2,704	2,644
Deferred rent	16,053	16,389
Long-term debt	99,686	74,668

Total liabilities	259,620	256,389

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,663,927 shares at December 28, 2003 and 22,677,427 shares at January 2, 2005	227	227
Additional paid-in capital	84,003	84,231
Accumulated deficit	(62,114)	(30,182)

Net stockholders’ equity	22,116	54,276

Total liabilities and stockholders’ equity	$281,736	$310,665

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Consolidated Statements of Operations
(dollars and shares in thousands, except per share data)

	Year ended	Year ended
	December 29,	December 28,	Year ended
	2002	2003	January 2,
	(as restated)	(as restated)	2005
Net sales	$667,550	$710,393	$782,215
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	429,170	455,601	496,633

Gross profit	238,380	254,792	285,582

Operating expenses:
Selling and administrative	178,747	189,882	209,081
Depreciation and amortization	10,038	10,826	12,296

Total operating expenses	188,785	200,708	221,377

Operating income	49,595	54,084	64,205
Redemption premium and unamortized financing fees related to redemption of debt	4,557	3,434	2,067
Interest expense, net	15,685	11,545	6,841

Income before income taxes	29,353	39,105	55,297
Income taxes	12,080	15,688	21,778
Net income	17,273	23,417	33,519
Redeemable preferred stock dividends and redemption premium	7,999	—	—

Net income available to common stockholders	$9,274	$23,417	$33,519

Dividends per share declared	$—	$—	$0.07

Earnings per share:
Basic	$0.51	$1.03	$1.48

Diluted	$0.48	$1.03	$1.47

Weighted average shares of common stock outstanding:
Basic	18,358	22,651	22,669

Diluted	19,476	22,753	22,792

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 30, 2001, December 29, 2002, December 28, 2003 and January 2, 2005
(dollars in thousands)

					Net
			Additional		Stockholders’
	Common Stock		paid-in	Accumulated	Equity
	Shares	Amount	capital	Deficit	(Deficit)
Balance at December 30, 2001 (as previously reported)	15,602,220	$156	$7,058	$(91,639)	$(84,425)
Restatement adjustments	—	—	—	(3,166)	(3,166)

Balance at December 30, 2001 (restated)	15,602,220	156	7,058	(94,805)	(87,591)
Redeemable preferred stock dividend and redemption premiums	—	—	—	(7,999)	(7,999)
Issuance of common stock	7,112,421	71	86,243	—	86,314
Repurchase of common stock	(536,623)	(5)	(6,951)	—	(6,956)
Stock issuance costs	—	—	(2,342)	—	(2,342)
Net income (restated)	—	—	—	17,273	17,273

Balance at December 29, 2002 ( restated)	22,178,018	222	84,008	(85,531)	(1,301)
Net income (restated)	—	—	—	23,417	23,417
Exercise of warrant	485,909	5	(5)	—	—

Balance at December 28, 2003 (restated)	22,663,927	227	84,003	(62,114)	22,116
Net income	—	—	—	33,519	33,519
Issuance of common stock	13,500	—	228	—	228
Dividend	—	—	—	(1,587)	(1,587)

Balance at January 2, 2005	22,677,427	$227	$84,231	$(30,182)	$54,276

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended	Year ended
	December 29,	December 28,
	2002	2003	Year ended
	(as restated)	(as restated)	January 2, 2005
Cash flows from operating activities:
Net income	$17,273	$23,417	$33,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,038	10,826	12,296
Amortization of deferred finance charges and discounts	2,291	594	411
Deferred tax provision (benefit)	4,188	(761)	(1,311)
Loss on disposal of equipment and leasehold interest	314	140	68
Premium (discount) and unamortized financing fees related to redemption of debt	4,557	3,434	2,067
Changes in operating assets and liabilities:
Merchandise inventories	(8,351)	(8,211)	(21,095)
Trade and other receivables, net	(854)	(2,121)	2,543
Prepaid expenses and other assets	(350)	(2,693)	(3,366)
Accounts payable	5,404	4,371	7,442
Accrued expenses and other liabilities	(1,603)	4,427	6,572

Net cash provided by operating activities	32,907	33,423	39,146

Cash flows from investing activities — purchases of property and equipment	(10,999)	(11,226)	(21,445)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities, and other	1,579	34,735	10,845
Borrowings (repayments) under term loan	—	—	20,000
Issuance of common stock	86,314	—	228
Stock issuance costs	(2,342)	—	—
Repayment of senior discount notes and 10.875% senior notes	(31,006)	(57,343)	(49,471)
Redemption of preferred stock	(67,921)	—	—
Repurchase of common stock	(6,956)	—	—
Dividends paid	—	—	(1,587)

Net cash used in financing activities	(20,332)	(22,608)	(19,985)

Net increase (decrease) in cash	1,576	(411)	(2,284)
Cash at beginning of year	7,865	9,441	9,030

Cash at end of year	$9,441	$9,030	$6,746

Supplemental disclosures of non-cash financing activities:
Accreted dividends on preferred stock	$3,529	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$13,066	$11,505	$7,072

Income taxes paid	$11,850	$14,908	$22,899

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Notes to Consolidated Financial Statements
December 29, 2002, December 28, 2003 and January 2, 2005
(dollars in thousands)
(1)	Basis of Presentation and Description of Business

The accompanying consolidated financial statements as of December 28, 2003 and January 2, 2005 and for the years ended December 29, 2002 (“fiscal 2002”), December 28, 2003 (“fiscal 2003”) and January 2, 2005 (“fiscal 2004”) represent the financial position and results of operations of Big 5 Sporting Goods Corporation (“Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 309 stores at January 2, 2005 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

(2)	Prior Period Adjustment and Restatement

The Company has restated the consolidated balance sheet at December 28, 2003 and the consolidated statements of operations, the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows for the fiscal years ended December 29, 2002 and December 28, 2003 in this Annual Report on Form 10-K. The Company also has restated its quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. The restatement reflects adjustments to correct the following:

•	Accounts payable, cost of goods sold, buying and occupancy (“COGS”) and sales and administrative expense (“SG&A”) were misstated because the Company did not reconcile certain accounts payable subaccounts correctly or on a sufficiently frequent basis. This failure created unmatched credits in accounts payable for each of the Company’s 2002 and 2003 fiscal years, which were erroneously assumed to be over-accruals. These assumed over-accruals were reversed at interim and year end periods and included in net income. This resulted in an understatement of accounts payable and an overstatement of net income, as well as a corresponding overstatement of stockholders’ equity, for each of these periods. The impact on net income of the adjustments necessary to correct for these errors was $(1.8) million and $(1.4) million for fiscal 2002 and fiscal 2003, or $(0.09) and $(0.06) per share (diluted), respectively.

•	Operating expenses were misstated because of the Company’s accounting treatment for leases. Following the February 7, 2005 letter from the SEC’s Chief Accountant clarifying the SEC staff’s interpretation of certain lease accounting issues, the Company revised its definition of the lease term to begin on the possession date, which may precede the commencement date as defined in the lease agreement, and to include reasonably assured renewal periods. The Company also reclassified the accrual of the current non-cash portion of rental expense and the amortization of landlord allowances for tenant improvements from depreciation and amortization to occupancy costs. The impact on net income of the adjustments necessary to correct for these errors was $(0.1) million and $(0.2) million for fiscal 2002 and fiscal 2003, or $(0.01) and $(0.01) per share (diluted), respectively.

•	Inventory, COGS and SG&A were misstated because the Company incorrectly capitalized certain overhead costs related to inventory, incorrectly determined the net realizable value of inventory and the shrink of returned merchandise, and recorded sales of damaged or returned merchandise as an offset to inventory rather than as revenue. The impact on net income of the adjustments necessary to correct for these errors was $0.7 million and $(0.7) million for fiscal 2002 and fiscal 2003, or $0.03 and $(0.03) per share (diluted), respectively.

•	Inventory and accounts payable were misstated because the Company did not record all inventory in-transit. Adjustments necessary to record all inventory in-transit increased (decreased) reported inventory and accounts payable by $6.3 million and $5.6 million for fiscal 2002 and fiscal 2003. There was no impact on net income.

•	Net sales, COGS and inventory were misstated because the Company did not provide an allowance for estimated sales returns. During the fiscal 2004 third quarter, the Company changed its accounting for sales returns by establishing an allowance for estimated sales returns. This resulted in a cumulative adjustment in the third quarter of fiscal 2004 to establish the allowance. As part of the restatement, the Company reversed the adjustment to the fiscal third quarter 2004 financial statements to establish the return reserve and recorded the establishment of the reserve on a quarterly basis in the individual financial statements for fiscal 2002, 2003 and 2004. The impact on net income of reversing the cumulative adjustment in the third quarter of fiscal 2004 and recording the liability on a quarterly basis was ($0.1) million and $0.0 million in fiscal 2002 and fiscal 2003, or $(0.01) and $0.00 per share (diluted), respectively.

•	COGS, SG&A and accrued liabilities were misstated and required adjustments to correct the timing, classification and method of accounting for certain transactions. The impact on net income of the adjustments necessary to correct for these errors was $(0.4) million and $(0.5) million for fiscal 2002 and fiscal 2003, or $(0.02) and $(0.02) per share (diluted), respectively.

The tax provision was adjusted for the impact of adjustments described in the preceding paragraph.

The following is a summary of the effects of the restatement on the Company’s consolidated balance sheet at December 28, 2003 and the Company’s consolidated statements of operations and cash flows for the fiscal years ended December 29, 2002 and December 28, 2003. The opening balance of accumulated deficit as of December 30, 2001 in the consolidated statements of stockholders’ equity has been reduced by $3.2 million to reflect adjustments in prior periods.

	Consolidated Balance Sheet
	As previously
	reported	Adjustments	As restated
	(In Thousands)
December 28, 2003
Trade and other receivables	$11,522	$(1,870)	$9,652
Merchandise inventories	179,555	5,563	185,118
Prepaid expenses	5,017	100	5,117
Deferred income taxes, net	—	14,273	14,273
Total current assets	205,124	18,066	223,190
Property and Equipment
Buildings and Improvements	38,666	4,235	42,901
Less accumulated depreciation and amortization	(56,241)	(2,962)	(59,203)
Net property and equipment	46,952	1,273	48,225
Deferred income taxes, net	9,628	(9,628)	—
Total assets	272,025	9,711	281,736
Accounts payable	76,004	13,686	89,690
Accrued expenses	54,717	(3,230)	51,487
Total current liabilities	130,721	10,456	141,177
Deferred income taxes, net	—	2,704	2,704
Deferred rent	11,654	4,399	16,053
Total liabilities	242,061	17,559	259,620
Accumulated deficit	(54,266)	(7,848)	(62,114)
Net stockholders’ equity	29,964	(7,848)	22,116
Total liabilities and stockholders’ equity	272,025	9,711	281,736

	Consolidated Statements of Operations
	As previously
	reported	Adjustments	As restated
	(In Thousands, Except per Share Data)
Fiscal year ended December 29, 2002
Net sales	$667,469	$81	$667,550
Cost of goods sold, buying and occupancy	429,858	(688)	429,170
Gross profit	237,611	769	238,380
Selling and administrative	174,868	3,879	178,747
Depreciation and amortization	9,966	72	10,038
Total operating expenses	184,834	3,951	188,785
Operating income	52,777	(3,182)	49,595
Interest expense, net	15,825	(140)	15,685
Income before income taxes	32,395	(3,042)	29,353
Income taxes	13,313	(1,233)	12,080
Net income	19,082	(1,809)	17,273
Net income available to common stockholders	11,083	(1,809)	9,274
Earnings per share (basic)	$0.60	$(0.09)	$0.51
Earnings per share (diluted)	$0.57	$(0.09)	$0.48

Fiscal year ended December 28, 2003
Net sales	$709,740	$653	$710,393
Cost of goods sold, buying and occupancy	453,814	1,787	455,601
Gross profit	255,926	(1,134)	254,792
Selling and administrative	186,798	3,084	189,882
Depreciation and amortization	10,412	414	10,826
Total operating expenses	197,210	3,498	200,708
Operating income	58,716	(4,632)	54,084
Interest expense, net	11,405	140	11,545
Income before income taxes	43,877	(4,772)	39,105
Income taxes	17,587	(1,899)	15,688
Net income	26,290	(2,873)	23,417
Net income available to common stockholders	26,290	(2,873)	23,417
Earnings per share (basic)	$1.16	$(0.13)	$1.03
Earnings per share (diluted)	$1.16	$(0.13)	$1.03

	Consolidated Statements of Cash Flows
	As previously
	reported	Adjustments	As restated
	(In Thousands)
Fiscal year ended December 29, 2002
Cash flows from operating activities	$32,115	$792	$32,907
Cash flows from investing activities	(10,207)	(792)	(10,999)

Fiscal year ended December 28, 2003
Cash flows from operating activities	$32,679	$744	$33,423
Cash flows from investing activities	(10,482)	(744)	(11,226)

(3)	Initial Public Offering

In the second quarter of fiscal 2002, the Company completed an initial public offering of 8.1 million shares of common stock, of which 1.6 million shares were sold by selling stockholders. In the third quarter of fiscal 2002, the Company’s underwriters exercised their right to purchase an additional 1.2 million shares through their over-allotment option, of which 0.5 million shares were sold by selling stockholders. With net proceeds of $76.1 million from the offering and total net proceeds of $84.0 million after exercise of the underwriters’ over-allotment option, and together with borrowings under its credit facility, the Company redeemed all of its outstanding senior discount notes for $27.5 million and preferred stock for $67.9 million, paid bonuses to executive officers and directors of $2.0 million which were funded by a reduction in the redemption price of the Company’s preferred stock and repurchased 0.5 million shares of the Company’s common stock from non-executive employees for $6.9 million. All uses of proceeds, other than the payment of a portion of the bonuses related to the initial public offering and certain initial public offering costs, occurred in the third quarter of fiscal 2002.

(4)	Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. All significant intercompany balances and transactions have been eliminated in consolidation.
Reporting Period
The Company reports on the 52-53 week fiscal year ending on the Sunday nearest December 31. Information presented for the years ended December 29, 2002 and December 28, 2003 represents 52-week fiscal years and for the year ended January 2, 2005 represents a 53-week fiscal year.
Revenue Recognition
The Company earns revenue by selling merchandise primarily through the Company’s retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery to the customer.
Segment Reporting
The operations of the Company are one reportable segment due to the economic characteristics of the store formats, the similar nature of the products sold, the type of customer, and method of distribution.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.
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
Property and Equipment
Property and equipment are stated at cost and depreciated over the earlier of the estimated useful lives or lease terms, using the straight-line method.
The estimated useful lives are 40 years for buildings, 7 to 10 years for fixtures and equipment and the shorter of the lease term or 10 years for leasehold improvements. Maintenance and repairs are charged to expense as incurred.
Landlord allowances for tenant improvements are recorded as deferred rent and amortized on a straight-line basis over the reasonably assured lease term as a component of rent expense, in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.
Leasehold Interest
Upon acquisition of the Company by management and others in 1992, an asset was recognized for the net fair value of favorable operating lease agreements. The leasehold interest asset is being amortized on a straight-line basis over 13.5 years. The unamortized balance of the leasehold interest is recorded as a gain or loss if the underlying lease agreement is terminated prior to the 13.5-year scheduled amortization.
Goodwill
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was historically amortized on a straight-line basis over periods ranging from 15 to 30 years. In fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company performed its annual impairment test as of the end of fiscal years 2002, 2003 and 2004, and goodwill was not considered impaired.
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
Advertising Expenses
The Company expenses advertising costs the first time the advertising takes place. Advertising expenses amounted to $37.0 million for the year ended December 29, 2002, $39.9 million for the year ended December 28, 2003, and $45.5 million for the year ended January 2, 2005. Advertising expense is included in selling and administrative expenses in the accompanying statements of operations. The Company receives cooperative advertising allowances from manufacturers in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising eligible for the credit. The Company recognized cooperative advertising allowances of $6.0 million, $6.3 million, and $6.8 million for the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005, respectively.
Leases
We lease the majority of our store locations. We account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our leases are classified as operating leases.
Certain leases have scheduled rent increases. In addition, certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rental expense for rent escalations and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the reasonably assured lease term as defined in SFAS No. 98, Accounting for Leases, which may exceed the initial non-cancelable lease term.
Certain leases also may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with SFAS No. 29, Determining Contingent Rentals, an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.
Self-Insurance Liabilities
We maintain self-insurance programs for general liability and a portion of our workers’ compensation liability risks. We are self-insured up to specified per-occurrence limits and maintain insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.
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
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers compensation and employee benefits. Actual results could differ from these estimates.
Stock Compensation
SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.
Had the Company determined compensation cost based upon the fair value at the grant date for its stock options and restricted stock using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	Year Ended	Year Ended	Year Ended
	December 29, 2002	December 28, 2003	January 2, 2005
	(as restated)	(as restated)

Net income available to common stockholders, as reported	$9,274	$23,417	$33,519
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	310	280	822

Pro forma net income	$8,964	$23,137	$32,697

Earnings per share:
Basic — as reported	$0.51	$1.03	$1.48
Basic — pro forma	$0.49	$1.02	$1.44
Diluted — as reported	$0.48	$1.03	$1.47
Diluted — pro forma	$0.46	$1.02	$1.43
Risk free interest rate	3.6%	2.9%	2.7%
Expected lives	4 years	4 years	4 years
Expected volatility	60%	60%	60%
Expected dividends	—	—	—

In the fourth quarter of fiscal 2004 the Company declared its first ever cash dividend, at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. The majority of options issued in fiscal 2004 were granted prior to the initiation of a dividend. As a result, the weighted average dividend assumption used in valuing options granted was less than $0.01 per share during fiscal 2004.
Subsequent Event
Quarterly cash dividends of $0.07 per share were paid on March 15, 2005 and June 15, 2005, to stockholders of record as of March 1, 2005 and June 1, 2005, respectively. An additional quarterly dividend has been declared that will be paid on September 15, 2005 to stockholders of record on September 1, 2005.
Earnings Per Share
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of an outstanding warrant, outstanding stock options and the dilutive effect of unvested restricted shares issued under the 1997 Plan. The warrant was exercised in the first quarter of fiscal 2003 (see Note 14).
The following table sets forth the computation of basic and diluted net income per common share:

	Year ended	Year ended	Year ended
	December 29, 2002	December 28, 2003	January 2, 2005
	(as restated)	(as restated)
Net income	$17,273	23,417	33,519
Less: Preferred stock dividends	7,999	—	—

Net income available to common stockholders	$9,274	23,417	33,519

Basic earnings per share	$0.51	1.03	1.48

Diluted earnings per share	$0.48	1.03	1.47

Weighted average shares of common stock outstanding:
Basic	18,358	22,651	22,669
Dilutive effect of common stock equivalents arising from stock options	—	87	123
Dilutive effect of unvested restricted stock	632	—	—
Dilutive effect of outstanding warrant	486	15	—

Diluted	19,476	22,753	22,792

The computation of diluted earnings for fiscal 2002 and fiscal 2004 does not include 59,000 and 331,500 options, respectively, that were outstanding on those dates. The exercise price of these options was greater than the average market price of the Company’s common stock during the relevant reporting periods and thus would have been antidilutive. The outstanding warrant was exercised in the first quarter of fiscal 2003.

Repurchase of Debt
In January 2003, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, unless the debt extinguishment meets certain criteria set forth in the APB Opinion No. 30, Reporting the Results of Operations: Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). These criteria, which include that the debt extinguishment be unusual in nature and occur infrequently, are expected to be satisfied infrequently. SFAS No. 145 requires enterprises to reclassify prior period items that do not meet the extraordinary item classification criteria in APB No. 30 upon adoption. Upon adoption of SFAS No. 145, the Company retroactively reclassified extraordinary gains and losses related to the redemption of debt for all prior periods presented.
Impact of New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of abnormal inventory costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company continues to evaluate the impact of SFAS No. 151, it does not believe the adoption of this statement will have a material impact on its consolidated financial statements.
In December 2004, FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method under APB No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. The Company continues to evaluate the impact of SFAS No. 123R on its overall results of operations, financial position and cash flows. Please refer to the pro forma disclosure under “Stock Compensation” in Note 4 in the Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, for an indication of ongoing expense that will be included in the income statement beginning in fiscal 2006 under SFAS No. 123R.
In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company plans to adopt this statement on January 2, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

(5)	Long-Term Debt
Long-term debt consists of the following:

	December 28, 2003	January 2, 2005
Revolving credit facility	$51,656	$61,335
Term loan	—	20,000
10.875% senior notes due 2007, net of unamortized discount	48,030	—

	99,686	81,335
Less current portion	—	6,667

Total long-term debt	$99,686	$74,668

In 1997, the Company issued $131.0 million face amount, 10.875% senior notes due 2007, less a discount of $0.6 million based on an imputed interest rate of 10.95%. The 10.875% senior notes required semiannual interest payments on each May 15 and November 15, commencing on May 15, 1998. The Company had no mandatory payments of principal on the 10.875% senior notes prior to their maturity in 2007. The 10.875% senior notes were redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at specified redemption prices, together with any accrued and unpaid interest to such redemption date. During the fiscal year ended December 29, 2002, the Company repurchased $1.0 million face value of 10.875% senior notes for a repurchase price of $1.0 million. During the fiscal year ended December 28, 2003, the Company redeemed $55.0 million face value of 10.875% senior notes for a redemption price of $57.3 million. During the fiscal year ended January 2, 2005, the Company redeemed the remaining $48.1 million face value of 10.875% senior notes for a redemption price of $49.5 million.
Financing Agreement for Revolving Credit Facility and Term Loan
The Company has a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders which replaces the previous $140.0 million revolving credit facility. The financing agreement consists of a non-amortizing $140.0 million revolving credit facility and a $20.0 million amortizing term loan. The financing agreement is secured by a first priority security interest in substantially all of the Company’s assets.
The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2008. The Company may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if the Company terminates prior to March 20, 2008, the Company must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2008. The revolving credit facility bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 1.25% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%). At January 2, 2005, loans under the credit facility bore interest at a rate of LIBOR (2.40% at January 2, 2005) plus 1.25% or the JP Morgan Chase Bank prime lending rate (5.25% at January 2, 2005). An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the credit facility. On January 2, 2005, the Company had $61.3 million in LIBOR and prime lending rate borrowings and letters of credit of $0.2 million outstanding. The Company’s maximum eligible borrowing available under the credit facility is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year.
The term loan is amortized over three years, with the first payment of $6.7 million due December 15, 2005, the second payment of $6.7 million due December 15, 2006, and the final payment of $6.7 million due December 15, 2007. The Company may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00% and a ceiling of LIBOR plus 3.50% or the JP Morgan Chase Bank prime lending rate plus 1.50%. At January 2, 2005, loans under the term loan bore interest at a rate of LIBOR (2.40% at January 2, 2005) plus 3.50% or the JP Morgan Chase Bank prime lending rate (5.25% at January 2, 2005) plus 1.50%.

The financing agreement contains covenants restricting the ability of the Company to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of its properties or assets, or make certain payments with respect to its outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, the Company must comply with certain financial covenants. In April 2005, the Company obtained an extension from May 2, 2005 to July 1, 2005 to deliver its audited financial statements for fiscal 2004 as required by the financing agreement. In June 2005, the Company obtained a further extension of the reporting requirement from July 1, 2005, to August 15, 2005. In August 2005, the Company obtained a further extension of the reporting requirement from August 15, 2005 to August 31, 2005 and then an additional extension to September 9, 2005.
(6)	Fair Values of Financial Instruments
The fair value of cash, trade and other receivables, trade accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount of the financing agreement reflects the fair value based on current rates available to the Company for debt with the same remaining maturities.
(7)	Lease Commitments
The Company currently leases certain stores, distribution facilities, vehicles and equipment under noncancelable operating leases that expire through the year 2020. These leases generally contain renewal options for periods ranging from 5 to 15 years and require the Company to pay all executory costs such as maintenance and insurance.
Rental expense for operating leases consisted of the following:

	Year ended	Year ended	Year ended
	December 29,	December 28,	January 2,
	2002	2003	2005
	(as restated)	(as restated)
Cash rental payments	$33,693	$36,768	$41,696
Noncash rentals	177	(107)	(340)
Contingent rentals	1,730	1,730	1,676

Rental expense	$35,600	$38,391	$43,032

Future minimum lease payments (cash rentals) under operating leases (with initial or remaining lease terms in excess of one year) as of January 2, 2005 are:

Year ending:
2005	$45,745
2006	43,234
2007	40,283
2008	37,970
2009	31,966
Thereafter	116,981
The operating lease schedule above includes minimum lease payments for option periods where the exercise of such renewal options is reasonably assured at the inception of the lease.

(8)	Accrued Expenses
Accrued expenses consist of the following:

	December 28,	January 2,
	2003	2005
	(as restated)
Payroll and related expenses	$15,092	$18,402
Self Insurance	6,322	7,307
Advertising	4,782	5,867
Sales tax	8,831	8,960
Gift cards and certificates	4,375	5,888
Occupancy costs	4,399	4,254
Income tax	532	676
Other	7,154	6,369

	$51,487	$57,723

(9)	Income Taxes
Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
2002 (restated):
Federal	$6,395	$4,319	$10,714
State	1,497	(131)	1,366

	$7,892	$4,188	$12,080

2003 (restated):
Federal	$13,554	$(853)	$12,701
State	2,895	92	2,987

	$16,449	$(761)	$15,688

2004:
Federal	$18,040	$(206)	$17,834
State	5,049	(1,105)	3,944

	$23,089	$(1,311)	$21,778

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year ended	Year ended	Year ended
	December 29,	December 28,	January 2,
	2002	2003	2005
	(as restated)	(as restated)
Tax expense at statutory rate	$10,273	$13,687	$19,354
State taxes, net of federal benefit	1,448	1,899	2,565
Other	359	102	(141)

	$12,080	$15,688	$21,778

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 28,	January 2,
	2003	2005
	(as restated)
Deferred assets:
Self-insurance liabilities	$2,520	$2,896
Employee benefits	3,012	3,189
State taxes	1,013	1,539
Accrued expenses	6,639	7,104
Tax credits	680	775
Other	564	929

Deferred tax assets	14,428	16,432
Deferred liabilities — basis difference in fixed assets	2,859	3,551

Net deferred tax assets	$11,569	$12,881

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
(10)	Employee Benefit Plans
The Company has a 401(k) plan covering eligible employees. Employee contributions may be supplemented by Company contributions. The Company contributed $2.0 million for the fiscal year ended December 29, 2002, $2.0 million for the fiscal year ended December 28, 2003 and $2.8 million for the fiscal year ended January 2, 2005 in employer matching and profit sharing contributions.
The Company has an employment agreement with Robert W. Miller, Chairman Emeritus, that stipulates upon his retirement he will receive $350,000 per year for the remainder of his life. Upon his death, his spouse will continue to receive this benefit for the remainder of her life. The Company has recorded a liability of $1.7 million and $1.9 million as of December 28, 2003 and January 2, 2005, respectively, based on actuarial valuation estimates related to the employment agreement with the executive. The actuarial assumptions used included a discount rate of 5.50% as well as the use of a mortality table as of January 2, 2005.
(11)	Related Party Transactions
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
Prior to September 1992, the predecessor to what is now the Company’s wholly owned operating subsidiary, Big 5 Corp., was a wholly owned subsidiary of Thrifty Corporation (“Thrifty”), which was in turn a wholly owned subsidiary of Pacific Enterprises. In December 1996, Thrifty was acquired by Rite Aid Corp. (“Rite Aid”).
As a result of the Company’s prior relationship with Thrifty and its affiliates, the Company continues to maintain certain relationships with Rite Aid and Pacific Enterprises’ successor company, Sempra Energy. These relationships include continuing indemnification obligations of Sempra Energy to the Company for certain environmental matters and obligations under ERISA arising out of Pacific Enterprises’ prior ownership of all of the capital stock of Thrifty Corporation and the predecessor to what is now the Company’s wholly owned subsidiary, including (1) indemnification for certain environmental liability costs incurred by the Company resulting from a contravention of applicable law relating to the prior and then existing use and ownership of the properties and assets (including all real estate) previously owned by Pacific Enterprises and (2) indemnification for certain liability costs incurred by the Company resulting from a contravention by Pacific Enterprises of any applicable law relating to benefit plans sponsored by Thrifty PayLess,

Inc. or Thrifty Corporation. The indemnification obligations of Sempra Energy relating to environmental liabilities, which pursuant to their terms are limited in scope and aggregate maximum dollar amounts, will continue until September 25, 2012, while the indemnification obligations relating to Sempra Energy’s obligations under ERISA will continue until the expiration of all applicable statutes of limitations. Green Equity Investors III, L.P., an affiliate of Leonard Green & Partners, L.P., holds convertible preferred stock in Rite Aid, which, if converted, would represent approximately 7.3% of Rite Aid’s outstanding stock. No income or expense was recorded in fiscal 2002, 2003 or 2004 in relation to these indemnification provisions.
The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $0.2 million, $0.2 million and $0.4 million for the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005, respectively.
The Company had a Management Services Agreement with Leonard Green & Associates, L.P., an affiliate of Leonard Green & Partners, L.P., which was due to expire in May 2005, under which $0.3 million, plus expenses, was paid annually for financial advisory and investment banking services. The agreement was terminated in conjunction with the initial public offering in fiscal 2002 for a fee of $0.9 million. During the fiscal year ended December 29, 2002 the Company paid $1.0 million to this advisor group.
On July 2, 2002, the Company used a portion of the net proceeds from its initial public offering to redeem all of the Company’s outstanding shares of Series A 13.45% senior exchangeable preferred stock, par value $0.01 per share. Green Equity Investors, L.P. and its affiliates owned 309,071 of the 350,000 outstanding shares of preferred stock and received approximately $60.6 million upon redemption of such shares.
The Company had an amended and restated stockholders agreement with Green Equity Investors, L.P., Robert W. Miller and Steven G. Miller. In accordance with the terms of the amended and restated stockholders agreement, Green Equity Investors, L.P. designated Mr. Danhakl for nomination to the Board of Directors at the 2003 annual meeting of stockholders, and Robert W. Miller and Steven G. Miller voted all of their common stock in favor of electing Green Equity Investors, L.P.’s nominee. The amended and restated stockholders agreement terminated pursuant to its terms subsequent to the Company’s secondary offering in November 2003.
G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company paid the law firm of Musick, Peeler & Garrett LLP $0.4 million, $0.4 million and $0.9 million in fiscal years 2002, 2003 and 2004, respectively, for services provided.
The Company has an employment agreement with Robert W. Miller which provides that he will serve as Chairman Emeritus of the Board of Directors for a term of three years from any given date, such that there will always be a minimum of at least three years remaining under his employment agreement. The employment agreement provides for Robert W. Miller to receive an annual base salary of $350,000, as well as specified perquisites. If Robert W. Miller’s employment is terminated by either Robert W. Miller or the Company for any reason, the employment agreement provides that the Company will pay Robert W. Miller his annual base salary and provide specified benefits for the remainder of his life. The employment agreement also provides that in the event Robert W. Miller is survived by his wife, the Company will pay his wife his annual base salary and provide her specified benefits for the remainder of her life. Robert W. Miller is the co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, Chief

Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company. The Company recognized expenses of $1.5 million, $0.1 million and $0.2 million in fiscal 2002, 2003 and 2004, respectively, to establish a liability for future obligations under this agreement.

(12)	Contingencies

On August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of the Company’s bylaws and unjust enrichment by certain executive officers. This complaint was brought both as a purported stockholder class action and as a purported derivative action on behalf of the Company against all of the members of the Company’s board of directors and certain executive officers. The complaint alleges that the Company’s directors breached their fiduciary duties and violated the Company’s bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The complaint seeks an order requiring that an annual meeting of the Company’s stockholders be held, an award of unspecified damages in favor of the Company and against the individual defendants and an award of attorneys’ fees. The Company believes that the complaint is without merit and intends to defend the suit vigorously. An adverse result in this litigation could harm the Company’s financial condition and results of operations, and the costs of defending this litigation could have a negative impact on the Company’s results of operations. The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for expenses, judgments, fines and settlement amounts (collectively, “Liabilities”) incurred by any such person in any action or proceeding arising out of such person’s services as a director or executive officer or at the Company’s request, including as a result of this complaint, if the applicable director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. Pursuant to these agreements, the Company may advance expenses and indemnify, and in certain cases is required to advance expenses and indemnify, its directors and executive officers for certain Liabilities incurred in connection with or related to the Childers action.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	Selected Quarterly Financial Data (unaudited)

The Selected Quarterly Financial Data set forth in this Note 13 has been revised to reflect the restatement items described in Note 2, “Prior Period Adjustment and Restatement”, above.

Fiscal 2003
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
As previously reported
Net sales	$164,517	$170,125	$183,275	$191,823	$709,740
Gross profit	$57,852	$62,595	$65,210	$70,269	$255,926
Net income	$3,397	$6,268	$6,744	$9,881	$26,290
Net income per share (basic)	$0.15	$0.28	$0.30	$0.44	$1.16
Net income per share (diluted)	$0.15	$0.28	$0.30	$0.43	$1.16

Adjustments
Net sales	$980	$126	$334	$(787)	$653
Gross profit	$488	$(580)	$(130)	$(913)	$(1,134)
Net income	$3	$(576)	$(454)	$(1,846)	$(2,873)
Net income per share (basic)	$—	$(0.03)	$(0.02)	$(0.09)	$(0.13)
Net income per share (diluted)	$—	$(0.03)	$(0.02)	$(0.08)	$(0.13)

As restated
Net sales	$165,497	$170,251	$183,609	$191,036	$710,393
Gross profit	$58,340	$62,015	$65,080	$69,356	$254,792
Net income	$3,400	$5,692	$6,290	$8,035	$23,417
Net income per share (basic)	$0.15	$0.25	$0.28	$0.35	$1.03
Net income per share (diluted)	$0.15	$0.25	$0.28	$0.35	$1.03
Fiscal 2004
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
As previously reported
Net sales	$181,005	$184,487	$195,818	N/A	N/A
Gross profit	$65,639	$67,681	$70,412	N/A	N/A
Net income	$6,799	$7,504	$8,351	N/A	N/A
Net income per share (basic)	$0.30	$0.33	$0.37	N/A	N/A
Net income per share (diluted)	$0.30	$0.33	$0.37	N/A	N/A

Adjustments
Net sales	$944	$186	$2,179	N/A	N/A
Gross profit	$2,591	$381	$349	N/A	N/A
Net income	$1,078	$208	$126	N/A	N/A
Net income per share (basic)	$0.05	$0.01	$—	N/A	N/A
Net income per share (diluted)	$0.04	$0.01	$—	N/A	N/A

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
As restated (1)
Net sales	$181,949	$184,673	$197,997	$217,596	$782,215
Gross profit	$68,230	$68,062	$70,761	$78,529	$285,582
Net income	$7,877	$7,712	$8,477	$9,453	$33,519
Net income per share (basic)	$0.35	$0.34	$0.37	$0.42	$1.48
Net income per share (diluted)	$0.34	$0.34	$0.37	$0.42	$1.47

(1)	The fourth quarter and full year of fiscal 2004 had not been reported previously, and therefore did not require restatement.
(14)	Stock Options, Restricted Stock and Warrant

1997 Management Equity Plan

The 1997 Management Equity Plan (“1997 Plan”) provides for the sale of shares or granting of incentive stock options or non-qualified stock options to officers, directors and selected key employees of the Company to purchase shares of the Company’s common stock. The 1997 Plan is administered by the board of directors of the Company and the granting of awards under the 1997 Plan is discretionary with respect to the individuals to whom and the times at which awards are made, the number of options awarded or shares sold, and the vesting and exercise period of such awards. The options and stock granted under the 1997 Plan must have an exercise or sale price that is no less than 85% of the fair value of the Company’s common stock at the time the stock option or stock is granted or sold. The aggregate number of common shares that may be allocated to awards under the 1997 Plan is 4,536,000 shares. No more than 810,000 of these shares shall be subject to stock options outstanding at any time. Options granted or restricted stock sold under the 1997 Plan vest ratably over five years from the date the options are granted or the restricted stock is issued and have an exercise period not to exceed 120 months from the date the stock options are granted or the restricted stock is issued. The 1997 Plan does not allow for the transfer of options or stock purchase rights. As of December 29, 2002, December 28, 2003 and January 2, 2005, no options had been granted under the 1997 Plan and 3,744,702 shares of restricted common stock had been sold under the 1997 Plan. The Company does not intend to make additional grants under the 1997 Plan. At January 2, 2005, all shares granted under the 1997 Plan were fully vested.

Warrant

In connection with the issuance of the senior discount notes in 1997, the Company issued a warrant to purchase 486,000 shares of common stock. The warrant was exercisable at any time with an exercise price of $0.00123 per share and would have expired on November 30, 2008. The fair value of the warrant at the time of issuance was $0.3 million, determined by cash purchases of common stock by third parties on the same date. The warrant was exercised in the first quarter of fiscal 2003.

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors, and specified consultants. Under the 2002 Plan, the Company may grant options to purchase up to 3,645,000 shares of common stock. Options granted under the 2002 Plan vest ratably over various terms with a maximum life of ten years. At January 2, 2005, options to purchase 720,150 shares of common stock had been granted and remain outstanding under the 2002 Plan.

Stock option activity for all plans during the periods presented was as follows:

	No. of	Weighted Average
	Shares	Exercise Price
Balance at December 30, 2001	—	—
Granted	61,000	$12.91
Exercised	—	—
Forfeited	—	—

Balance at December 29, 2002	61,000	12.91
Granted	339,800	10.32
Exercised	—	—
Forfeited	(17,000)	10.69

Balance at December 28, 2003	383,800	10.72
Granted	393,200	24.36
Exercised	(13,500)	11.37
Forfeited	(43,350)	17.63

Balance at January 2, 2005	720,150	$17.74

     The following is a summary of stock options outstanding and exercisable at January 2, 2005:

	Outstanding			Exercisable
	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Years Remaining	Exercise Price	Options	Exercise Price
$10.50	2,000	7.6	$10.50	1,000	$10.50
13.00	49,050	7.5	13.00	22,350	13.00
10.32	297,600	7.5	10.32	77,200	10.32
24.61	326,500	8.5	24.61	9,500	24.61
22.00	40,000	9.6	22.00	—	22.00
24.32	2,500	9.8	24.32	—	24.32
27.23	2,500	9.9	27.23	—	27.23

	720,150			110,050

BIG 5 SPORTING GOODS CORPORATION
Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at	Charged to costs		Balance at end of
	beginning of period	and expenses	Deductions	period
December 29, 2002 (as restated)
Allowance for doubtful receivables	554	229	(323)	460
Allowance for sales returns	1,897	1,011	(452)	2,456
Inventory valuation allowance	1,403	2,070	(2,361)	1,112
December 28, 2003 (as restated)
Allowance for doubtful receivables	460	175	(376)	259
Allowance for sales returns	2,456	1,066	(946)	2,576
Inventory valuation allowance	1,112	3,015	(2,822)	1,305
January 2, 2005
Allowance for doubtful receivables	259	205	(206)	258
Allowance for sales returns	2,576	1,083	(848)	2,811
Inventory valuation allowance	1,305	2,423	(2,330)	1,398

II-1