Form 10-Q
period 2005-04-03
BIG 5 SPORTING GOODS CORP
filed 2005-09-30
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Registrant’s telephone number, including area code: (310) 536-0611
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 22,677,627 shares of common stock with a par value of $0.01 per share outstanding at September 23, 2005.

BIG 5 SPORTING GOODS CORPORATION
INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at April 3, 2005 and January 2, 2005	3

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended April 3, 2005 and March 28, 2004 (restated)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 3, 2005 and March 28, 2004 (restated)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Submission of Matters to a Vote of Security Holders	35

Item 5	Other Information	35

Item 6	Exhibits	36

SIGNATURES		37
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands)

	April 3,	January 2,
	2005	2005
Assets

Current assets:
Cash and cash equivalents	$8,015	$6,746
Trade and other receivables, net	5,960	7,109
Merchandise inventories, net	209,142	206,213
Prepaid expenses and other current assets	9,330	7,988
Deferred income taxes, net	7,852	9,028

Total current assets	240,299	237,084

Property and equipment, net	68,727	63,837
Deferred income taxes, net	4,075	3,853
Leasehold interest, net	1,736	2,178
Other assets, net	1,160	1,292
Goodwill	4,433	4,433

Total assets	$320,430	$312,677

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$94,653	$98,298
Accrued expenses	50,059	57,723
Current portion of capital leases	1,426	1,270
Current portion of long-term debt	6,667	6,667

Total current liabilities	152,805	163,958

Deferred rent	16,289	16,389
Capital leases, less current portion	3,521	3,386
Long-term debt, less current portion	88,711	74,668

Total liabilities	261,326	258,401

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; 22,677,578 shares and 22,677,427 shares issued and oustanding at April 3, 2005 and January 2, 2005, respectively.	227	227
Additional paid-in capital	84,232	84,231
Accumulated deficit	(25,355)	(30,182)

Net stockholders’ equity	59,104	54,276

Total liabilities and stockholders’ equity	$320,430	$312,677

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	13 Weeks Ended
		March 28,
	April 3,	2004
	2005	(restated)
Net sales	$190,099	$181,949
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	122,271	113,719

Gross profit	67,828	68,230

Operating expenses:
Selling and administrative	52,651	50,335
Depreciation and amortization	3,448	2,964

Total operating expenses	56,099	53,299

Operating income	11,729	14,931

Interest expense, net	1,141	1,936

Income before income taxes	10,588	12,995

Income taxes	4,174	5,118

Net income available to common stockholders	$6,414	$7,877

Dividends per share declared:	$0.07	$—

Earnings per share:
Basic	$0.28	$0.35

Diluted	$0.28	$0.34

Weighted average shares of common stock outstanding:
Basic	22,678	22,664

Diluted	22,813	22,873

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	13 Weeks Ended
	April 3,	March 28, 2004
	2005	(restated)
Cash flows from operating activities:
Net income	$6,414	$7,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,448	2,964
Amortization of deferred finance charge and discounts	94	113
Deferred tax provision	954	(328)
(Gain) / loss on disposal of equipment	(32)	58
Change in operating assets and liabilities:
Merchandise inventories	(2,929)	(11,503)
Trade and other receivables, net	1,149	5,003
Prepaid expenses and other assets	(1,170)	688
Accounts payable	5,238	6,264
Accrued expenses and deferred rent	(7,765)	(5,683)

Net cash provided by operating activities	5,401	5,453

Cash flows from investing activities:
Proceeds from sale of equipment	32	—
Purchase of property and equipment	(7,379)	(1,637)

Net cash used in investing activities	(7,347)	(1,637)

Cash flows from financing activities:
Net borrowings (repayments) under revolving
credit facilities and bank overdraft	5,162	(908)
Principal payments on capital leases	(361)	—
Cash dividends	(1,587)	—
Issuance of common stock, net of repurchases	1	20

Net cash provided by (used in) financing activities	3,215	(888)

Net increase in cash and cash equivalents	1,269	2,928

Cash and cash equivalents at beginning of period	6,746	9,030

Cash and cash equivalents at end of period	$8,015	$11,958

Supplemental disclosure of noncash investing activities:
Property acquired under capital leases	$652	$—

Supplemental disclosures of cash flow information:
Interest paid	$1,402	$563

Income taxes paid	$5,990	$3,700

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer operating 309 stores in 10 western states at April 3, 2005. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly owned subsidiary, and Big 5 Services Corp., which is a wholly owned subsidiary of Big 5 Corp. Big 5 Services Corp. began operations at the beginning of fiscal 2004 to centralize the issuance and administration of gift certificates and gift cards.
     The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 2005. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments considered necessary for a fair presentation of the Company’s financial position, the results of operations and cash flows for the periods presented.
     The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
Principles of Consolidation
     The unaudited condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
     Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers compensation and employee benefits. Actual results could differ from these estimates.
Fiscal Year
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2005 is comprised of 52 weeks and ends on January 1, 2006. Fiscal year 2004 was comprised of 53 weeks and ended on January 2, 2005. The fiscal interim periods ended April 3, 2005 and March 28, 2004 were both comprised of thirteen weeks.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the present year presentation.
Stock-Based Compensation
     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	13 Weeks Ended
		March 28, 2004
	April 3, 2005	(restated)
	(in thousands, except per share data)
Net income, as reported	$6,414	$7,877
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	235	151

Pro forma net income	$6,179	$7,726

Earnings per share:
Basic — as reported	$0.28	$0.35
Basic — pro forma	$0.27	$0.34
Diluted — as reported	$0.28	$0.34
Diluted — pro forma	$0.27	$0.34
Weighted average assumptions:
Risk free interest rate	2.8%	2.8%
Expected lives	4 years	4 years
Expected volatility	60%	60%
Expected dividends	—	—
     In the fourth quarter of fiscal 2004 the Company declared a cash dividend at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. The majority of options issued by the Company were granted prior to the initiation of a dividend. As a result, the weighted average dividend assumption used in valuing options granted was less than $0.01 per share.
(2) Restatement
     The Company has restated the consolidated balance sheet at December 28, 2003 and the consolidated statements of operations, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the fiscal years ended December 29, 2002 and December 28, 2003 in the Annual Report on Form 10-K for the fiscal year ended January 2, 2005. The Company also has restated its interim financial information for fiscal 2003 and the first three interim periods of fiscal 2004. The net effect of the restatement was to reduce net income by $1.8 million and $2.9 million in fiscal years 2002 and 2003, respectively, to increase reported net income in the first three quarters of fiscal 2004 by $1.4 million and to reduce retained earning by $3.2 million at the beginning of fiscal year 2002 to reflect the after-tax impact of the restatement in prior periods.
     The following is a summary of the effects of the restatement on our unaudited condensed consolidated statements of operations for the 13 weeks ended March 28, 2004. The restatement had no impact on net cash flows from operating, investing and financing activities during the 13 weeks ended March 28, 2004.

	13 weeks ended March 28, 2004
	As Previously
	Reported	Adjustments	Restated
	(in thousands, except per share data)
Net sales	$181,005	$944	$181,949
Cost of goods sold, buying and occupancy	115,366	(1,647)	113,719

Gross profit	65,639	2,591	68,230

Operating expenses:
Selling and administrative	49,580	755	50,335
Depreciation and amortization	2,791	173	2,964

Total operating expenses	52,371	928	53,299

Operating income	13,268	1,663	14,931
Interest expense, net	1,936	—	1,936

Income before income taxes	11,332	1,663	12,995
Income taxes	4,533	585	5,118

Net income available to common stockholders	$6,799	$1,078	$7,877

Earnings per share:
Basic	$0.30	$0.05	$0.35

Diluted	$0.30	$0.04	$0.34

(3) Quarterly Dividend
     In the fourth quarter of fiscal 2004, the Company declared a cash dividend, at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid on December 15, 2004, March 15, 2005, June 15, 2005 and September 15, 2005 to stockholders of record as of December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005, respectively.
(4) Earnings Per Share
     Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.
     The following table sets forth the computation of basic and diluted net income per share of common stock:

	13 weeks ended
		March 28, 2004
	April 3, 2005	(as restated)
	(in thousands, except per share data)
Income available to common stockholders	$6,414	$7,877

Weighted average shares of common stock outstanding:
Basic	22,678	22,664
Dilutive effect of common stock options	135	209

Diluted	22,813	22,873

Basic earnings per share	$0.28	$0.35

Diluted earnings per share	$0.28	$0.34

     The computation of diluted earnings for the 13 weeks ended April 3, 2005 and March 28, 2004 does not include 2,500 and 347,800 options, respectively, that were outstanding on those dates. The exercise price of these options was greater than the average market price of the Company’s common stock during the relevant reporting periods and thus would have been antidilutive.
(5) Contingencies
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

     In addition, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no other litigation currently pending against it will have a material adverse impact on its business, financial position or results of operations. The Company may enter into discussions regarding settlement of lawsuits to which it is a party if it believes settlement is in the best interests of the Company and its stockholders. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these lawsuits, where appropriate, which are reflected in the Company’s unaudited condensed consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BASIS OF REPORTING
Net Sales
     Net sales consist of sales from all stores operated during the period presented, net of estimated merchandise returns. Net sales also include the sale of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period, i.e., two complete fiscal years for annual comparisons and complete current and prior year fiscal quarters for quarterly comparisons. New store sales for a period reflect net sales from stores opened in that period as well as net sales from stores opened during the prior fiscal year. Stores that are relocated during any period are treated as new stores, with sales from the prior location being treated as sales from a closed store. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery to the customer.
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
Selling and Administrative
     Selling and administrative expenses include store and corporate expenses, other than occupancy costs, including non-buying personnel payroll, employment taxes, employee benefits, management information systems, advertising, insurance other than property insurance, legal, store pre-opening expenses and other corporate level expenses. Store pre-opening expenses include store-level payroll, grand opening event marketing, travel, supplies and other store opening expenses.
Depreciation and Amortization
     Depreciation and amortization consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us.

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
Leases
     We lease substantially all of our store locations. We account for our leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.
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
Segment Reporting
     Given the economic characteristics of our store formats, the similar nature of the products sold, the type of customer and method of distribution, our operations are aggregated in one reportable segment as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
     We have restated the consolidated balance sheet at March 28, 2004, and the consolidated statements of operations and cash flows for the 13 weeks ended March 28, 2004 in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations on and for the 13 weeks ended March 28, 2004 has been modified and updated to reflect the effects of the restatement. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 and Note 2 to the unaudited condensed consolidated financial statements in Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the restatement.
RESULTS OF OPERATIONS
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
13 Weeks Ended April 3, 2005 Compared to 13 Weeks Ended March 28, 2004
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
			March 28, 2004
	April 3, 2005		(restated)
	(unaudited)
Net sales	$190,099	100.0%	$181,949	100.0%
Cost of goods sold	122,271	64.3	113,719	62.5

Gross profit	67,828	35.7	68,230	37.5
Operating expenses:
Selling and administrative	52,651	27.7	50,335	27.7
Depreciation and amortization	3,448	1.8	2,964	1.6

Total operating expenses	56,099	29.5	53,299	29.3

Operating income	11,729	6.2	14,931	8.2
Interest expense, net	1,141	0.6	1,936	1.1

Income before income taxes	10,588	5.6	12,995	7.1
Income taxes	4,174	2.2	5,118	2.8

Net income	$6,414	3.4%	$7,877	4.3%

     Net Sales. Net sales increased by $8.2 million, or 4.5%, to $190.1 million in the 13 weeks ended April 3, 2005 from $181.9 million in the same period last year. The growth in net sales is attributable to an increase of $2.8 million in same store sales and an increase of $5.4 million in new store sales, net of the sales for closed stores, which reflected the opening of 16 new stores, net of relocations, since December 28, 2003. Same store sales increased 1.6% in the 13 weeks ended April 3, 2005 versus the 13 weeks ended March 28, 2004. On a calendar day to calendar day basis, same store sales increased 1.8% during the first quarter of fiscal 2005. We are providing information regarding same store sales on a calendar day to calendar day basis in addition to a period to period basis because of the calendar shift in the fiscal quarters associated with fiscal 2004 being a 53-week year and fiscal 2005 being a 52-week year. The total net sales increase was due to a combination of an increase in the number of sales transactions and a slight increase in transaction size. Store count at April 3, 2005 was 309 versus 294 at March 28, 2004. We opened one new store in the 13 weeks ended April 3, 2005, which was a relocation of an existing store. We opened three new stores, including two relocations, in the 13 weeks ended March 28, 2004. We expect to open between 15 and 17 net new stores during fiscal 2005.
     Gross Profit. Gross profit declined by $0.4 million, or 0.6%, to $67.8 million in the 13 weeks ended April 3, 2005 from $68.2 million in the same period last year. The gross profit margin was 35.7% in the 13 weeks ended April 3, 2005 compared to 37.5% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, were down 0.1% year-to-year. Additionally, inventory provisions, such as those for shrinkage and returned merchandise, increased $1.5 million, or 0.8% of net sales, from the prior year period, primarily as a result of the volume of quarterly returned goods inventories and related realizability of the value of these returned goods. Store occupancy costs, distribution center labor and trucking expense reflecting higher gasoline prices also grew over the prior year, increasing 0.5% of net sales, as our revenue growth rate for the current quarter limited our ability to fully leverage these expenses. In addition, a flood at one of our stores resulted in a loss of $0.5 million, which was recorded as an increase in cost of goods sold. Subsequently, we received $0.4 million of insurance proceeds that was recorded as a decrease in cost of goods sold in the 13 weeks ended July 3, 2005.
     Selling and Administrative. Selling and administrative expenses increased by $2.4 million, or 4.6%, to $52.7 million in the 13 weeks ended April 3, 2005 from $50.3 million in the same period last year. The increase was driven primarily by a $2.1 million increase in store-related expenses, including payroll-related costs and credit card fees, as a result of store growth. Legal, audit and other costs associated with the restatement of our prior years’ financial statements (see footnote 2, “Restatement”) added $0.3 million to selling and administrative expense in the 13 weeks ended April 3, 2005. When measured as a percentage of net sales, selling and administrative expenses were 27.7% for both the 13 weeks ended April 3, 2005 and the 13 weeks ended March 28, 2004.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 16.3%, to $3.4 million for the 13 weeks ended April 3, 2005 from $3.0 million for the same period last year, primarily due to an increase in store count.
     Interest Expense, Net. Interest expense, net decreased by $0.8 million, or 41.1%, to $1.1 million in the 13 weeks ended April 3, 2005 from $1.9 million in the same period last year. Interest expense benefited from the redemption of $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 and the remaining $33.1 million face value of our outstanding 10.875% senior notes in the fourth quarter of fiscal 2004 through borrowings under our lower cost financing agreement. A reduction in our overall debt levels since the beginning of fiscal 2004 also contributed to the decrease in interest expense. Because all of our 10.875% senior notes have now been redeemed, we do not expect that our interest expense will decline as rapidly as it has in recent periods.

     Income Taxes. The provision for income taxes was $4.2 million for the 13 weeks ended April 3, 2005 and $5.1 million for the 13 weeks ended March 28, 2004. The Company’s effective tax rate was 39.4% in both periods.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings under the revolving credit facility under our financing agreement.
     Operating Activities. Net cash provided by operating activities for the first 13 weeks of fiscal 2005 and fiscal 2004 was $5.4 million and $5.5 million, respectively. The change between periods primarily reflects lower net income in the first quarter of fiscal 2005 offset by lower working capital requirements. Comparing the first quarter of fiscal 2005 to the corresponding period in the prior year, the positive cash flow effect of a lower ramp-up in inventory was offset by a smaller reduction in receivables and higher payments from accrued liabilities.
     Investing Activities. Net cash used in investing activities represents the purchase of property and equipment. Capital expenditures for the first 13 weeks of fiscal 2005 and fiscal 2004 were $7.4 million and $1.6 million, respectively. Expenditures for our planned new distribution center accounted for approximately $4.9 million of capital expenditures in the first quarter of fiscal 2005. The balance of these expenditures was primarily for store-related remodeling and new store openings.
     Financing Activities. Net cash provided by financing activities was $3.2 million for the first 13 weeks of fiscal 2005, versus $0.9 million of net cash used in financing activities for the first 13 weeks of fiscal 2004. The increased cash requirement was primarily provided by the revolving credit facility under our financing agreement to finance increased working capital and capital expenditures relating to our new distribution center, new store openings, and store remodeling.
     In the fourth quarter of fiscal 2004, we declared a cash dividend, at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid on December 15, 2004, March 15, 2005, June 15, 2005 and September 15, 2005 to stockholders of record as of December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005, respectively. The aggregate amount of each quarterly dividend was approximately $1.6 million. Our ability to pay this dividend in the future will depend, in part, on compliance with the restrictions on dividends contained in our financing agreement.
     Financing Agreement. As of April 3, 2005, we had revolving credit borrowings of $75.4 million, a term loan balance of $20.0 million and letter of credit commitments of $0.9 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $60.9 million and letter of credit commitments of $0.8 million outstanding under our prior credit facility and $48.1 million face value of our 10.875% senior notes outstanding as of March 28, 2004. We redeemed $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 using borrowings under our revolving credit facility. In addition, we redeemed the remaining $33.1 million face value of these notes in the fourth quarter of 2004 through borrowings under our financing agreement.
     Our financing agreement contains various financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets or pay dividends. We are currently in compliance with all covenants under our financing agreement. We have received extensions of time from the lenders under our financing agreement to deliver periodic financial statements as required by the financing agreement.
     If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, our debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
     Future Capital Requirements. We had $8.0 million of cash at April 3, 2005 and $12.0 million at March 28, 2004. We expect capital expenditures for the remaining three quarters of fiscal 2005 to range from $21 to $23 million, excluding non-cash acquisitions under capital leases. Approximately $11 to $12 million of these capital expenditures will be related to our new distribution center. Construction has been substantially completed and we have begun the transition to the new distribution center. We anticipate completion of construction early in the fourth quarter of fiscal 2005, with completion of the transition expected in the first quarter of fiscal 2006.
     We believe we will be able to fund our future cash requirements for operations from operating cash flows, cash on hand and borrowings under the revolving credit facility under our financing agreement. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our scheduled payments under debt obligations and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “Risk Factors That May Affect Future Results and Market Price of Our Common Stock.”
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
     Contractual obligations and other commitments. Our material off-balance sheet arrangements are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with GAAP.

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
     In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth. The new distribution facility is located in Riverside, California and has approximately 953,132 square feet of storage and office space.
     Issued and outstanding letters of credit were $0.9 million at April 3, 2005, and were related primarily to importing of merchandise and funding insurance program liabilities.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
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

IMPACT OF ACCOUNTING PRONOUNCEMENTS
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
     In December 2004, FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method under APB No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. We continue to evaluate the impact of SFAS No. 123R on our overall results of operations, financial position and cash flows. Please refer to the pro forma disclosure under “Stock-Based Compensation” in Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements for an indication of ongoing expense that will be included in the income statement beginning in fiscal 2006 under SFAS No. 123R.
     In March 2005, FASB issued Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We have not yet determined the financial statement impact, if any, of implementing FIN No. 47.
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
          We have a substantial amount of debt. As of April 3, 2005, the aggregate principal amount of our outstanding indebtedness was approximately $96.3 million, including letters of credit. Our leveraged financial position means:
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
          Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees, and increases in the federal or applicable state minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.
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
          From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. For example, the Port of Los Angeles, through which a substantial amount of the products manufactured abroad that we sell are imported, has experienced delays in distribution of products being imported through the Port to their final destination due to difficulties associated with capacity limitations. Future disruptions at a shipping port at which our products are received, whether due to delays at the Port of Los Angeles or otherwise, may result in delays in the transportation of such products to our distribution center and ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales, including same store sales, and profitability could decline.
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
          Due to limited capacity at the current distribution center, we entered into a 10-year lease with three five-year renewal options for a replacement distribution center in the second quarter of fiscal 2004. Construction began on the new distribution center in the third quarter of fiscal 2004. Construction has been substantially completed and we have started the transition to the new distribution center. We anticipate completion of construction early in the fourth quarter of fiscal 2005, with completion of the transition in the first quarter of fiscal 2006. Any disruption to, or delay in, this process could harm our future operations, particularly if the disruption affected our ability to adequately stock our stores during our important fourth fiscal quarter or increased our operating costs.
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
          We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. At September 23, 2005, there were 22,677,627 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or our ability to raise capital by offering equity securities.

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
          We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the applicable rate at April 3, 2005, our interest expense would increase $0.7 million on an annual basis, based on the outstanding balance of our financing agreement at April 3, 2005. We do not hold any derivative instruments and do not engage in hedging activities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Assistant Treasurer and Acting Controller, the latter two of whom currently are jointly performing the functions of principal financial officer and principal accounting officer pending the appointment of a new Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and because of the material weaknesses discussed below under “Changes in Internal Control”, our Chief Executive Officer, Assistant Treasurer, and Acting Controller concluded that our disclosure controls and procedures were not effective as of April 3, 2005.
Changes in Internal Control Over Financial Reporting
     As described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of January 2, 2005, we did not maintain effective internal control over financial reporting. We identified the following material weaknesses in our internal control over financial reporting as of January 2, 2005:
1.	We lacked the necessary depth of personnel with sufficient technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with generally accepted accounting principles. This material weakness in internal control over financial reporting contributed to a pervasive breakdown in the Company’s interim and annual financial reporting processes. Specifically, account reconciliation and management review and approval controls did not operate effectively and, accordingly, generally accepted accounting principles were not properly applied resulting in the following:
a)	Our policies and procedures did not provide for reconciliation of certain accounts payable subaccounts correctly or on a sufficiently frequent basis, resulting in material misstatements to accounts payable and cost of goods sold;

b)	Operating expenses were misstated because our policies and procedures did not provide for the recognition of rent expense over the entire lease term of our store leases and did not provide for the recognition of landlord incentives as deferred rent, but instead reduced the value of our leasehold improvements;

c)	Inventory and cost of goods sold were misstated because we incorrectly capitalized certain buyer related costs to inventory, incorrectly determined the net realizable value of returned merchandise, and recorded sales of damaged or returned merchandise as an offset to inventory rather than as a sale;

d)	Inventory and accounts payable were materially misstated because our policies and procedures did not provide for the recognition of all inventory in-transit at period end;

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
     This material weakness resulted in the material misstatement of our annual financial statements as of December 28, 2003, and for the fiscal years ended December 29, 2002 and December 28, 2003, and for the interim financial information for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005, or represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. As a result, we restated our consolidated financial statements as of December 28, 2003, and for each of the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005, to reflect the correction of these errors in accounting.
2.	We did not maintain effective controls over the documentation, review and approval of manual journal entries. Certain individuals could create record and approve the same journal entry without regard to the dollar amount of the transaction and without any further review or approval. In certain instances journal entries relating to different accounts were combined in a single compound journal entry. In other instances journal entries did not have sufficient supporting written explanation or sufficient supporting documentation and/or the supporting documentation had not been retained for a sufficient period of time. This material weakness resulted in material misstatements to amounts recorded for cost of goods sold, and selling and administrative expense. These material misstatements were corrected by restating the Company’s consolidated financial statements as of December 28, 2003 and for each of the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005.
          There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the identification of the material weaknesses described above, subsequent to the 13 weeks ended April 3, 2005 but prior to the filing of this Quarterly Report, we have taken the steps described below to reasonably assure remediation of these material weaknesses.
          We have hired Barry Emerson, an individual with experience as a certified public accountant (“CPA”) who we believe has a strong background in GAAP and SEC reporting to be our principal financial officer, who will have the title of Senior Vice President, Chief Financial Officer (“CFO”) and Treasurer. Mr. Emerson began employment with the Company on September 12, 2005. Upon the completion of the filing of this Quarterly Report on Form 10-Q and our quarterly report on Form 10-Q for the second quarter of fiscal 2005, Mr. Emerson will become the Company’s Senior Vice President, Chief Financial Officer and Treasurer. Pending the completion of those filings, Mr. Emerson will serve as a Senior Vice President with the Company. Mr. Emerson will be responsible for our accounting function (including the closing of our books and records), will be in charge of our public reporting and preparation of our financial statements, and will have responsibility for improving internal controls. Mr. Emerson will report directly to the Chief Executive Officer (“CEO”). Mr. Emerson will be in charge of our accounting department, and as such, senior accounting department personnel, including the Acting Controller and the Assistant Treasurer, will report to him. On August 5, 2005, we announced that we and our prior CFO had mutually agreed that he would resign from the positions of CFO and Treasurer, effective August 5, 2005, and that he would remain a Senior Vice President. Our Acting Controller and Assistant Treasurer currently jointly fulfill the functions of principal financial officer and principal accounting officer, pending the appointment of Mr. Emerson as CFO. We have also retained outside accounting consultants with significant SEC financial reporting experience to assist us. In addition, we will hire a CPA with public reporting experience at the assistant controller level. We also have implemented a policy requiring increased training and continuing education for certain members of our accounting department management, including persons with the responsibilities of CFO, controller and treasurer (including assistants).
          We are in the process of instituting new procedures by which management performs account analysis and account reconciliations on a quarterly basis. For example, we are in the process of instituting procedures designed to enhance management’s analysis and supervision of the identified accounts within accounts payable and reconciliations relating to those accounts to provide proper support for accounting entries. Management has designed procedures to identify and quantify buildups of unmatched credits in these accounts payable subaccounts, including any impacted by vendor returns. Management also has designed procedures to ensure that the quarterly analysis of all reserves and any related adjusting journal entries are supported with thorough analysis and documentation.
          We have developed new journal entry procedures and policies to enhance supervision and review of entries, segregation of duties, documentation and document retention. In particular, the preparer of a journal entry may no longer approve his or her own journal entry. Moreover, prior to posting, the Controller’s (or Acting Controller’s) approval is required for journal entries with any line item $20,000 and higher, and the CFO’s approval (or Assistant Treasurer’s approval prior to the filing of the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2005) will be required if any line item is $100,000 or higher. Journal entries for different accounts may not be combined or netted, all manual journal entries must include detailed descriptions and adequate supporting documentation, and manual journal entry documentation will be retained for at least seven years.
     We will continue to implement and perform testing of these controls over the coming fiscal quarters and we believe that these policies and procedures will reasonably assure remediation of the material weaknesses in our internal control. Our Chief Executive Officer and our Assistant Treasurer and Acting Controller, the latter two of whom currently are jointly performing the functions of principal financial officer and principal accounting officer, believe that the subsequent procedures we performed in connection with our preparation of this Quarterly Report on Form 10-Q, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas where weaknesses were identified, provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements contained in this Quarterly Report on Form 10-Q.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
     In addition, the Company is involved in routine litigation incidental to the conduct of its business. The Company believes that no other litigation currently pending against it will have a material adverse impact on its business, financial position or results of operations. The Company may enter into discussions regarding settlement of lawsuits to which it is a party if it believes settlement is in the best interests of the Company and its stockholders. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company has made accruals with respect to these lawsuits, where appropriate, which are reflected in the Company’s unaudited condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.

Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
     On February 14, 2005, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the annual base salaries (effective February 28, 2005) of the Company’s executive officers for fiscal 2005. The following table sets forth the annual base salaries of the Company’s Named Executive Officers (which officers were determined by reference to the Company’s proxy statement dated April 27, 2004) for fiscal 2005 and fiscal 2004:

Name and Position	Fiscal Year	Annual Salary
Steven G. Miller	2005	$433,000
Chairman of the Board, President and	2004	$415,000
Chief Executive Officer
Thomas J. Schlauch	2005	$243,000
Senior Vice President, Buying	2004	$233,000
Charles P. Kirk	2005	$227,000
Senior Vice President (and Chief Financial	2004	$217,000
Officer through August 5, 2005)
Richard A. Johnson	2005	$217,000
Senior Vice President, Store Operations	2004	$207,000
Gary S. Meade	2005	$177,000
Senior Vice President, General Counsel and	2004	$167,000
Secretary
     Also, on February 14, 2005, the Compensation Committee authorized the payment of an annual cash bonus to each of the Company’s Named Executive Officers in respect of the year ended January 2, 2005 (fiscal 2004). The following table sets forth the annual cash bonuses paid to the Named Executive Officers in respect of fiscal 2004 and fiscal 2003:

Name	Fiscal Year	Bonus
Steven G. Miller	2004	$615,000
	2003	$615,000
Thomas J. Schlauch	2004	$217,000
	2003	$200,000
Richard A. Johnson	2004	$197,000
	2003	$180,000

Name	Fiscal Year	Bonus
Charles P. Kirk	2004	$170,000
	2003	$170,000
Gary S. Meade	2004	$98,000
	2003	$85,000
The Company has provided additional information regarding the compensation awarded to the Named Executive Officers in respect of and during the year ended January 2, 2005, in its Annual Report on Form 10-K for the fiscal year ended January 2, 2005.
Item 6. Exhibits
(a)	Exhibits

Exhibit Number	Description of Document
10.1	Description of Bonuses Paid to Named Executive Officers for Fiscal 2004

10.2	Description of Annual Salaries for Named Executive Officers for Fiscal 2004

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer).

31.3	Rule 13a-14(a) Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer).

32.3	Section 1350 Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: September 30, 2005	By:	/s/ Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

Date: September 30, 2005	By:	/s/ Elizabeth F. Chambers
Elizabeth F. Chambers
Acting Controller (Co-Principal Financial and Accounting Officer)

Date: September 30, 2005	By:	/s/ Thomas L. Robershaw
Thomas L. Robershaw
Assistant Treasurer (Co-Principal Financial and Accounting Officer)