Form 10-Q
period 2005-07-03
BIG 5 SPORTING GOODS CORP
filed 2005-09-30
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
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
Registrant’s telephone number, including area code: (310) 536-0611
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑
     There were 22,677,627 shares of common stock, with a par value of $0.01 per share outstanding at September 23, 2005.

BIG 5 SPORTING GOODS CORPORATION

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands)

	July 3,	January 2,
	2005	2005
Assets

Current assets:
Cash and cash equivalents	$7,788	$6,746
Trade and other receivables, net	5,659	7,109
Merchandise inventories, net	220,297	206,213
Prepaid expenses and other current assets	16,096	7,988
Deferred income taxes, net	6,892	9,028

Total current assets	256,732	237,084

Property and equipment, net	78,027	63,837
Deferred income taxes, net	5,774	3,853
Leasehold interest, net	1,297	2,178
Other assets, net	1,157	1,292
Goodwill	4,433	4,433

Total assets	$347,420	$312,677

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99,997	$98,298
Accrued expenses	51,356	57,723
Current portion of capital leases	1,509	1,270
Current portion of long-term debt	6,667	6,667

Total current liabilities	159,529	163,958

Deferred rent	19,661	16,389
Capital leases, less current portion	4,103	3,386
Long-term debt, less current portion	100,464	74,668

Total liabilities	283,757	258,401

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; 22,677,627 shares and 22,677,427 shares issued and oustanding at July 3, 2005 and January 2, 2005, respectively.	227	227
Additional paid-in capital	84,232	84,231
Accumulated deficit	(20,796)	(30,182)

Net stockholders’ equity	63,663	54,276

Total liabilities and stockholders’ equity	$347,420	$312,677

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
		June 27, 2004		June 27, 2004
	July 3, 2005	(restated)	July 3, 2005	(restated)
Net sales	$198,132	$184,673	$388,231	$366,622
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	125,683	116,611	247,954	230,330

Gross profit	72,449	68,062	140,277	136,292

Operating expenses:
Selling and administrative	57,529	50,015	110,180	100,351
Depreciation and amortization	3,486	2,895	6,934	5,859

Total operating expenses	61,015	52,910	117,114	106,210

Operating income	11,434	15,152	23,163	30,082

Premium and unamortized financing fees related to redemption of debt	—	792	—	792
Interest expense, net	1,283	1,638	2,424	3,574

Income before income taxes	10,151	12,722	20,739	25,716

Income taxes	4,005	5,010	8,179	10,128

Net income available to common stockholders	$6,146	$7,712	$12,560	$15,588

Dividends per share declared:	$0.07	$—	$0.14	$—

Earnings per share:
Basic	$0.27	$0.34	$0.55	$0.69

Diluted	$0.27	$0.34	$0.55	$0.68

Weighted average shares of common stock outstanding:
Basic	22,678	22,668	22,678	22,666

Diluted	22,802	22,794	22,808	22,792

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	26 Weeks Ended
		June 27, 2004
	July 3, 2005	(restated)
Cash flows from operating activities:
Net income	$12,560	$15,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,934	5,859
Amortization of deferred finance charge and discounts	189	213
Premium and unamortized financing fees related to redemption of debt	—	792
Deferred tax provision	214	(656)
(Gain) / loss on disposal of equipment	(32)	68
Change in operating assets and liabilities:
Merchandise inventories	(14,084)	(22,367)
Trade and other receivables, net	1,450	5,535
Prepaid expenses and other assets	(8,027)	456
Accounts payable	5,121	4,510
Accrued expenses and deferred rent	(3,095)	(12,743)

Net cash provided by (used in) operating activities	1,230	(2,745)

Cash flows from investing activities
Proceeds from sale of equipment	32	0
Purchase of property and equipment	(18,661)	(3,419)

Net cash used in investing activities	(18,629)	(3,419)

Cash flows from financing activities:
Net borrowings under revolving credit facilities and bank overdraft	22,376	19,060
Principal payments on capital leases	(761)	—
Issuance of common stock, net of repurchases	1	57
Repayment of 10.875% senior notes	—	(15,548)
Cash dividends	(3,175)	—

Net cash provided by financing activities	18,441	3,569

Net increase (decrease) in cash and cash equivalents	1,042	(2,595)

Cash and cash equivalents at beginning of period	6,746	9,030

Cash and cash equivalents at end of period	$7,788	$6,435

Supplemental disclosure of noncash investing activities:
Property acquired under capital leases	$1,718	$—

Supplemental disclosures of cash flow information:
Interest paid	$2,708	$3,589

Income taxes paid	$13,534	$13,006

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer operating 311 stores in 10 western states at July 3, 2005. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly owned subsidiary, and Big 5 Services Corp., which is a wholly owned subsidiary of Big 5 Corp. Big 5 Services Corp. began operations at the beginning of fiscal 2004 to centralize the issuance and administration of gift certificates and gift cards.
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
Fiscal Year
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2005 is comprised of 52 weeks and ends on January 1, 2006. Fiscal year 2004 was comprised of 53 weeks and ended on January 2, 2005. The fiscal interim periods ended July 3, 2005 and April 3, 2005 and June 27, 2004 and March 28, 2004 were comprised of 13 weeks.
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

	13 Weeks Ended		26 Weeks Ended
		June 27, 2004		June 27, 2004
	July 3, 2005	(restated)	July 3, 2005	(restated)
	(in thousands, except per share data)
Net income, as reported	$6,146	$7,712	$12,560	$15,588

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	234	227	469	378

Pro forma net income	$5,912	$7,485	$12,091	$15,210

Earnings per share:
Basic — as reported	$0.27	$0.34	$0.55	$0.69
Basic — pro forma	$0.26	$0.33	$0.53	$0.67
Diluted — as reported	$0.27	$0.34	$0.55	$0.68
Diluted — pro forma	$0.26	$0.33	$0.53	$0.67

Weighted average assumptions:
Risk free interest rate	2.8%	2.8%	2.8%	2.8%
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	60%	60%	60%	60%
Expected dividends	—	—	—	—
     In the fourth quarter of fiscal 2004 the Company declared a cash dividend, at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. The majority of options issued by the Company were granted prior to the initiation of a dividend. As a result, the weighted average dividend assumption used in valuing options granted was less than $0.01 per share.
(2) Restatement
     The Company has restated the consolidated balance sheet at December 28, 2003 and the consolidated statements of operations, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the fiscal years ended December 29, 2002 and December 28, 2003 in the Annual Report on Form 10-K for the fiscal year ended January 2, 2005. The Company also has restated its quarterly financial information for fiscal 2003 and the first three interim periods of fiscal 2004. The net effect of the restatement was to reduce net income by $1.8 million and $2.9 million in fiscal years 2002 and 2003, respectively, to increase reported net income in the first three quarters of fiscal 2004 by $1.4 million and to reduce retained earning by $3.2 million at the beginning of fiscal year 2002 to reflect the after-tax impact of the restatement in prior periods.

     The following is a summary of the effects of the restatement on our unaudtied condensed consolidated statements of operations for the 13 and 26 weeks ended June 27, 2004. The restatement had no impact on net cash flows from operating, investing and financing activities during the 26 weeks ended June 27, 2004.

	13 weeks ended June 27, 2004			26 weeks ended June 27, 2004
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands, except per share data)
Net sales	$184,487	$186	$184,673	$365,492	$1,130	$366,622
Cost of goods sold, buying and occupancy	116,806	(195)	116,611	232,172	(1,842)	230,330

Gross profit	67,681	381	68,062	133,320	2,972	136,292

Operating expenses:
Selling and administrative	50,035	(20)	50,015	99,615	736	100,351
Depreciation and amortization	2,711	184	2,895	5,502	357	5,859

Total operating expenses	52,746	164	52,910	105,117	1,093	106,210

Operating income	14,935	217	15,152	28,203	1,879	30,082

Premium and unamortized financing fees related to redemption of debt	792	—	792	792	—	792
Interest expense, net	1,638	—	1,638	3,574	—	3,574

Income before income taxes	12,505	217	12,722	23,837	1,879	25,716

Income taxes	5,001	9	5,010	9,534	594	10,128

Net income available to common stockholders	$7,504	$208	$7,712	$14,303	$1,285	$15,588

Earnings per share:
Basic	$0.33	$0.01	$0.34	$0.63	$0.06	$0.69

Diluted	$0.33	$0.01	$0.34	$0.63	$0.05	$0.68

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
(4) Debt Redemption
     In the second quarter of fiscal 2004 the Company redeemed $15.0 million face value of its 10.875% senior notes due 2007 using borrowings under its revolving credit facility.

The Company also redeemed the remaining $33.1 million face value of its 10.875% senior notes due 2007 during the fourth quarter of fiscal 2004 using borrowings under its financing agreement.
(5) Earnings Per Share
     Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.
     The following table sets forth the computation of basic and diluted net income per share of common stock:

	13 weeks ended		26 weeks ended
		June 27, 2004		June 27, 2004
	July 3, 2005	(restated)	July 3, 2005	(restated)
	(in thousands, except per share data)
Income available to common stockholders	$6,146	$7,712	$12,560	$15,588

Weighted average shares of common stock
outstanding:
Basic	22,678	22,668	22,678	22,666
Dilutive effect of common stock options	124	126	130	126

Diluted	22,802	22,794	22,808	22,792

Basic earnings per share	$0.27	$0.34	$0.55	$0.69

Diluted earnings per share	$0.27	$0.34	$0.55	$0.68

     The computation of diluted earnings for the 13 weeks ended July 3, 2005, the 26 weeks ended July 3, 2005 and the 26 weeks ended June 27, 2004 does not include 2,500, 2,500, and 341,400 options, respectively, that were outstanding on those dates. The exercise price of these options was greater than the average market price of the Company’s common stock during the relevant reporting periods and thus would have been antidilutive.
(6) Contingencies
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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
     We have restated the consolidated balance sheet at June 27, 2004, and the consolidated statements of operations and cash flows for the 13 and 26 weeks ended June 27, 2004 in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations on and for the 13 and 26 weeks ended June 27, 2004 have been modified and updated to reflect the effects of the restatement. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 and Note 2 to the unaudited condensed consolidated financial statements in Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the restatement.
RESULTS OF OPERATIONS
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
13 Weeks Ended July 3, 2005 Compared to 13 Weeks Ended June 27, 2004
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
			June 27, 2004
	July 3, 2005		(restated)
	(unaudited)
Net sales	$198,132	100.0%	$184,673	100.0%
Cost of goods sold	125,683	63.4	116,611	63.1

Gross profit	72,449	36.6	68,062	36.9
Operating expenses:
Selling and administrative	57,529	29.0	50,015	27.1
Depreciation and amortization	3,486	1.8	2,895	1.6

Total operating expenses	61,015	30.8	52,910	28.7

Operating income	11,434	5.8	15,152	8.2
Premium and unamortized financing fees related to redemption of debt	—	0.0	792	0.4
Interest expense, net	1,283	0.6	1,638	0.9

Income before income taxes	10,151	5.1	12,722	6.9
Income taxes	4,005	2.0	5,010	2.7

Net income	$6,146	3.1%	$7,712	4.2%

     Net Sales. Net sales increased by $13.4 million, or 7.3%, to $198.1 million in the 13 weeks ended July 3, 2005 from $184.7 million in the same period last year. The growth in net sales is attributable to an increase of $7.0 million in same store sales and an increase of $6.3 million in new store sales, net of sales for closed stores, which reflected the opening of 17 new stores, net of relocations, since March 28, 2004. Same store sales increased 3.8% in the 13 weeks ended July 3, 2005 versus the 13 weeks ended June 27, 2004. On a calendar day to calendar day basis, same store sales increased 2.6% during the second quarter of fiscal 2005. We are providing information regarding same store sales on a calendar day to calendar day basis in addition to a period to period basis because of the calendar shift in the fiscal quarters associated with fiscal 2004 being a 53-week year and fiscal 2005 being a 52-week year. The total net sales increase was due to a combination of an increase in the number of sales transactions and a slight increase in transaction size. Store count at July 3, 2005 was 311 versus 295 at June 27, 2004. We opened three stores, one of which was a relocation, in the 13 weeks ended July 3, 2005, and one store in the 13 weeks ended June 27, 2004. We expect to open between 15 and 17 net new stores during fiscal 2005.
     Gross Profit. Gross profit increased by $4.3 million, or 6.4%, to $72.4 million in the 13 weeks ended July 3, 2005 from $68.1 million in the same period last year. The gross profit margin was 36.6% in the 13 weeks ended July 3, 2005 compared to 36.9% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased 0.1% versus the prior period. Distribution center costs increased $1.7 million, or 0.9% of net sales, due primarily to the commencement of rental payments for our new distribution center, higher payroll-related costs and increased trucking expense reflecting higher gasoline prices. Store occupancy costs also increased by $1.1 million year-over-year due mainly to new store openings. These higher expenses were partially offset by an increase of $0.4 million in cost capitalized into inventory for the second quarter of 2005 compared to the prior year. Also, in the 13 weeks ended July 3, 2005 we received $0.4 million in insurance reimbursement related to flood damage to one of our stores which occurred in the first quarter of fiscal 2005.
     Selling and Administrative. Selling and administrative expenses increased by $7.5 million to $57.5 million, or 29.0% of net sales, in the 13 weeks ended July 3, 2005 from $50.0 million, or 27.1% of net sales, in the same period last year. The increase was driven by a $1.9 million increase in legal and audit fees for the second quarter of this year, due primarily to costs related to the restatement of our prior period financial statements (see footnote 2, “Restatement”). Store-related expenses, excluding occupancy, increased by $3.0 million during the second quarter, due primarily to an increase in store count and higher labor and benefit costs. Workers compensation expense increased compared to the corresponding period in the prior year due mainly to the reimbursement of excess insurance claims in the second quarter of fiscal 2004. Advertising expense increased by $1.1 million, due mainly to the growth in our store base since the same period last year and a shift in the timing of July 4th holiday advertising into this year’s second quarter. The remaining increase was a result of various higher administrative expenses, including $0.5 million in accrual adjustments relating to employee bonuses for fiscal 2005.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 20.4%, to $3.5 million for the 13 weeks ended July 3, 2005 from $2.9 million for the same period last year. The higher expense was primarily due to the increase in store count to 311 stores at the end of the second quarter of fiscal 2005 from 295 stores at the end of the second quarter of fiscal 2004
     Premium and Unamortized Financing Fees Related to Redemption of Debt. There were no premium and unamortized financing fees related to redemption of debt in the 13 weeks ended July 3, 2005. Premium and unamortized financing fees related to redemption of debt were $0.8 million in the 13 weeks ended June 27, 2004. The $0.8 million charge in the second quarter of last year resulted from the redemption of $15.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount.
     Interest Expense, Net. Interest expense, net decreased by $0.3 million, or 21.7%, to $1.3 million in the 13 weeks ended July 3, 2005 from $1.6 million in the same period last year. Interest expense benefited from the redemption of $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 and the remaining $33.1 million face value of our outstanding 10.875% senior notes in the fourth quarter of fiscal 2004 through borrowings under our lower-cost financing agreement. A reduction in overall debt levels since the beginning of fiscal 2004 also contributed to the decrease in interest expense. Because all of our 10.875% senior notes have now been redeemed, we do not expect that our interest expense will decline as rapidly as it has in recent periods.
     Income Taxes. The provision for income taxes was $4.0 million for the 13 weeks ended July 3, 2005 and $5.0 million for the 13 weeks ended June 27, 2004. Our effective tax rate was 39.4% for both periods.
26 Weeks Ended July 3, 2005 Compared to 26 Weeks Ended June 27, 2004
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
			June 27, 2004
	July 3, 2005		(restated)
	(unaudited)
Net sales	$388,231	100.0%	$366,622	100.0%
Cost of goods sold	247,954	63.9	230,330	62.8

Gross profit	140,277	36.1	136,292	37.2
Operating expenses:
Selling and administrative	110,180	28.4	100,351	27.4
Depreciation and amortization	6,934	1.8	5,859	1.6

Total operating expenses	117,114	30.2	106,210	29.0

Operating income	23,163	5.9	30,082	8.2
Premium and unamortized financing fees related to redemption of debt	—	0.0	792	0.2
Interest expense, net	2,424	0.6	3,574	1.0

Income before income taxes	20,739	5.3	25,716	7.0
Income taxes	8,179	2.1	10,128	2.8

Net income	$12,560	3.2%	$15,588	4.3%

     Net Sales. Net sales increased by $21.6 million, or 5.9%, to $388.2 million in the 26 weeks ended July 3, 2005 from $366.6 million in the same period last year. The growth in net sales is mainly attributable to an increase of $9.8 million in same store sales and an increase of $11.7 million in new store sales, net of the sales for closed stores, which reflected the opening of 18 new stores, net of relocations, since December 28, 2003. Same store sales increased 2.7% in the 26 weeks ended July 3, 2005 versus the 26 weeks ended June 27, 2004. On a calendar day to calendar day basis, same store sales increased 2.2% during the first half of fiscal 2005. We are providing information regarding same store sales on a calendar day to calendar day basis in addition to a period to period basis because of the calendar shift in the fiscal quarters associated with fiscal 2004 being a 53-week year and fiscal 2005 being a 52-week year. The total net sales increase was due to a combination of an increase in the number of sales transactions and a slight increase in transaction size. Store count at July 3, 2005 was 311 versus 295 at June 27, 2004. We opened four stores, including two relocated stores, in each of the 26 weeks ended July 3, 2005 and June 27, 2004. We expect to open between 15 and 17 net new stores during fiscal 2005.
     Gross Profit. Gross profit increased by $4.0 million, or 2.9%, to $139.9 million in the 26 weeks ended July 3, 2005 from $136.3 million in the same period last year. The gross profit margin was 36.1% in the 26 weeks ended July 3, 2005 compared to 37.2% in the prior year period. Product selling margins, which exclude buying, occupancy and distribution costs, were unchanged from the same period last year. Inventory provisions, such as those for shrinkage and returned merchandise, increased $1.5 million, or 0.4% of net sales, from the prior year primarily as a result of the volume of returned goods inventories and related realizability of the value of these returned goods. Distribution center costs increased by $2.4 million during the period, due primarily to the commencement of rental payments for our new distribution center, higher payroll-related costs and increased trucking expense reflecting higher gasoline prices. Store occupancy costs increased by $1.9 million over the same period last year, due mainly to new store openings.
     Selling and Administrative. Selling and administrative expenses increased by $9.8 million to $110.2 million, or 28.4% of net sales, in the 26 weeks ended July 3, 2005 from $100.4 million, or 27.4% of net sales, in the same period last year. The increase was driven by a $2.5 million increase in legal and audit fees for the first half of fiscal 2005, due primarily to costs related to the restatement of our prior period financial statements (see footnote 2, “Restatement”). Store-related expenses, excluding occupancy, increased by $5.1 million during the 26-week period, due primarily to an increase in store count. Advertising expense increased by $1.3 million due primarily to the growth in our store base since the same period last year.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 18.3%, to $6.9 million for the 26 weeks ended July 3, 2005 from $5.9 million for the same period last year. The higher expense this year is primarily due to the increase in store count to 311 stores at the end of the first half of fiscal 2005 from 295 stores at the end of the first half of fiscal 2004.

     Premium and Unamortized Financing Fees Related to Redemption of Debt. There were no premium and unamortized financing fees related to redemption of debt in the 26 weeks ended July 3, 2005 versus $0.8 million in the 26 weeks ended June 27, 2004. The $0.8 million charge in the first half of last year resulted from the redemption of $15.0 million face value of our 10.875% senior notes.
     Interest Expense, Net. Interest expense, net decreased by $1.2 million, or 32.2%, to $2.4 million in the 26 weeks ended July 3, 2005 from $3.6 million in the same period last year. Interest expense benefited from the redemption of $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 and the remaining $33.1 million face value in the fourth quarter of fiscal 2004 through borrowings under our lower cost financing agreement. A reduction in overall debt levels since the beginning of fiscal 2004 also contributed to the decrease in interest expense. Because all of our 10.875% senior notes have now been redeemed, we do not expect that our interest expense will decline as rapidly as it has in recent periods.
     Income Taxes. The provision for income taxes was $8.2 million for the 26 weeks ended July 3, 2005 and $10.1 million for the 26 weeks ended June 27, 2004. Our effective tax rate was 39.4% for both periods.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings under the revolving credit facility under our financing agreement.
     Operating Activities. Net cash provided by (used in) operating activities for the first 26 weeks of fiscal 2005 and fiscal 2004 was $1.2 million and ($2.7) million, respectively. The change between periods primarily reflects lower net income in the first half of fiscal 2005 offset by lower working capital requirements. Comparing the first half of fiscal 2005 to the corresponding period in the prior year, the positive cash flow effect of a lower ramp-up in inventory and lower payments from accrued liabilities was offset by a smaller reduction in receivables.
     Investing Activities. Net cash used in investing activities represents the purchase of property and equipment. Capital expenditures for the first 26 weeks of fiscal 2005 and fiscal 2004 were $18.7 million and $3.4 million, respectively. Expenditures for our planned new distribution center accounted for approximately $14.1 million of capital expenditures in the first 26 weeks of fiscal 2005. The balance of these expenditures was primarily for store-related remodeling and new store openings.
     Financing Activities. Net cash provided by financing activities for the first 26 weeks of fiscal 2005 and fiscal 2004 was $18.4 million and $3.6 million, respectively. The increased cash requirement was primarily provided by the revolving credit facility under our financing agreement to finance increased working capital and capital expenditures relating to our new distribution center, new store openings, and store remodeling.
     In the fourth quarter of fiscal 2004, we declared a cash dividend at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid on December 15, 2004, March 15, 2005, June 15, 2005 and September 15, 2005 to stockholders of record as of December 1, 2004, March 1, 2005, June 1, 2005 and September 1, 2005, respectively. The aggregate amount of each quarterly dividend was approximately $1.6 million. Our ability to pay this dividend in the future will depend, in part, on compliance with the restrictions on dividends contained in our financing agreement.
     Financing Agreement. As of July 3, 2005, we had revolving credit borrowings of $87.1 million, a term loan balance of $20.0 million and letter of credit commitments of $0.5 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $76.5 million and letter of credit commitments of $0.5 million outstanding under our prior credit facility and $33.1 million face value of our 10.875% senior notes outstanding as of June 27, 2004. We redeemed $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 using borrowings under our revolving credit facility. In addition, we redeemed the remaining $33.1 million face value of these notes in the fourth quarter of 2004 using borrowings under our financing agreement.
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
     Future Capital Requirements. We had $7.8 million of cash at July 3, 2005 and $6.4 million at June 27, 2004. We expect capital expenditures for the remaining 26 weeks of fiscal 2005 to range from $8 to $10 million, excluding non-cash acquisitions under capital leases. Approximately $1 million of these capital expenditures will be related to our new distribution center. Construction has been substantially completed and we have begun the transition to the new distribution center. We anticipate completion of construction early in the fourth quarter of fiscal 2005, with completion of the transition expected in the first quarter of fiscal 2006.
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
     Issued and outstanding letters of credit were $0.5 million at July 3, 2005, and were related primarily to importing of merchandise and funding insurance program liabilities.
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
          We have a substantial amount of debt. As of July 3, 2005, the aggregate principal amount of our outstanding indebtedness was approximately $107.6 million, including letters of credit. Our leveraged financial position means:
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
          We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the applicable rate at July 3, 2005, our interest expense would increase $1.1 million on an annual basis, based on the outstanding balance of our financing agreement at July 3, 2005. We do not hold any derivative instruments and do not engage in hedging activities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Assistant Treasurer and Acting Controller, the latter two of whom currently are jointly performing the functions of principal financial officer and principal accounting officer pending the appointment of a new Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and because of the material weaknesses discussed below under “Changes in Internal Control”, our Chief Executive Officer, Assistant Treasurer, and Acting Controller concluded that our disclosure controls and procedures were not effective as of July 3, 2005.
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
          There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the identification of the material weaknesses described above, subsequent to the 13 weeks ended July 3, 2005 but prior to the filing of this Quarterly Report, we have taken the steps described below to reasonably assure remediation of these material weaknesses.
          We have hired Barry Emerson, an individual with experience as a certified public accountant (“CPA”) who we believe has a strong background in GAAP and SEC reporting to be our principal financial officer, who will have the title of Senior Vice President, Chief Financial Officer (“CFO”) and Treasurer. Mr. Emerson began employment with the Company on September 12, 2005. Upon the completion of the filing of this Quarterly Report on Form 10-Q, Mr. Emerson will become the Company’s Senior Vice President, Chief Financial Officer and Treasurer. Prior to the completion of this filing, Mr. Emerson served as a Senior Vice President with the Company. Mr. Emerson will be responsible for our accounting function (including the closing of our books and records), will be in charge of our public reporting and preparation of our financial statements, and will have responsibility for improving internal controls. Mr. Emerson will report directly to the Chief Executive Officer (“CEO”). Mr. Emerson will be in charge of our accounting department, and as such, senior accounting department personnel, including the Acting Controller and the Assistant Treasurer, will report to him. On August 5, 2005, we announced that we and our prior CFO had mutually agreed that he would resign from the positions of CFO and Treasurer, effective August 5, 2005, and that he would remain a Senior Vice President. Our Acting Controller and Assistant Treasurer currently jointly fulfill the functions of principal financial officer and principal accounting officer, pending the appointment of Mr. Emerson as CFO. We have also retained outside accounting consultants with significant SEC financial reporting experience to assist us. In addition, we will hire a CPA with public reporting experience at the assistant controller level. We also have implemented a policy requiring increased training and continuing education for certain members of our accounting department management, including persons with the responsibilities of CFO, controller and treasurer (including assistants).
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
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer).

31.3	Rule 13a-14(a) Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller).

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer).

32.3	Section 1350 Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller)

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