Form 10-K/A
period 2005-01-02
BIG 5 SPORTING GOODS CORP
filed 2005-10-03
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3

EXPLANATORY NOTE
     This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the “Annual Report”) is being filed to correct the Report of Independent Registered Public Accounting Firm included with the Annual Report, which inadvertently omitted the paragraph relating to such firm’s audit of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005. Such paragraph has been added as the last paragraph of such Report filed herewith. This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report or modify or update the disclosure therein in any way other than as described above.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A)	Documents filed as part of this report:
(1)	Financial Statements.
See Index to Consolidated Financial Statements on page F-1 hereof.
(2)	Financial Statement Schedule.
See Index to Consolidated Financial Statements Index on page F-1 hereof.
(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (5)
3.2 4.1	Amended and Restated Bylaws. (5) Specimen of Common Stock Certificate. (4)
4.2	Indenture dated as of November 13, 1997 between Big 5 Corp. and First Trust National Association, as trustee. (1)
4.3	Form of Big 5 Corp. 10.875% Series B Senior Notes due 2007 (included in Exhibit 4.2). (1)
10.1	Form of Amended and Restated Stockholders Agreement among Big 5 Sporting Goods Corporation, Green Equity Investors, L.P., Steven G. Miller and Robert W. Miller. (3)
10.2 10.3	1997 Management Equity Plan. (2) 2002 Stock Incentive Plan. (3)
10.4	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)
10.5	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation. (3)
10.6	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (5)
10.7	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994. (5)
10.8	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/ Business Credit, Inc. (5)
10.9	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/ Business Credit, Inc. (5)
10.10 10.11	Form of Indemnification Agreement. (5) Form of Indemnification Letter Agreement. (4)
10.12	Amended and Restated Financing Agreement dated March 20, 2003 between The CIT Group/ Business Credit, Inc., the Lenders and Big 5 Corp. (5)
10.13	Modification and Reaffirmation of Guaranty dated March 20, 2003 by Big 5 Sporting Goods Corporation in favor of The CIT Group/Business Credit, Inc. (5)
10.14	First Amendment to Financing Agreement dated October 31, 2003, amending the Financing Agreement dated March 20, 2003 between The CIT Group/Business Credit, Inc., the Lenders and Big 5 Corp. (6)

10.15	Joinder Agreement, dated as of January 28, 2004, by and among Big 5 Corp., Big 5 Services Corp., the Lenders (as defined therein) and The CIT Group/Business Credit, Inc. (6)
10.16	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein). (6)
10.17	Second Amended and Restated Financing Agreement, dated as of December 15, 2004, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp. (7)
10.18	Modification and Reaffirmation of Guaranty dated as of December 15, 2004 by and between Big 5 Sporting Goods Corporation, a Delaware corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein. (7)
10.19	Reaffirmation Of Co-Obligor Agreement dated as of December 15, 2004, by and among Big 5 Corp., a Delaware corporation and Big 5 Services Corp., a Virginia corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein. (7)
10.20	Lease dated as of March 5, 1996 by and between the State of Wisconsin Investment Board and United Merchandising Corp. (8)
10.21	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp. (8)
10.22	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan. (9)
10.23	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan. (9)
10.24	Summary of Director Compensation. (9)
14.1	Code of Business Conduct and Ethics. (6)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)
23.1	Consent of independent registered public accounting firm, KPMG LLP. (10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (10)
31.2	Rule 13a-14(a) Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer). (10)
31.3	Rule 13a-14(a) Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller). (10)
32.1	Section 1350 Certification of Chief Executive Officer. (9)
32.2	Section 1350 Certification of Acting Controller (jointly performing the function of principal financial officer with the Assistant Treasurer). (9)
32.3	Section 1350 Certification of Assistant Treasurer (jointly performing the function of principal financial officer with the Acting Controller). (9)

(1)	Incorporated by reference to Big 5 Corp.’s Registration Statement on Form S-4 (File No. 333-43129) filed with the SEC on December 23, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(5)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(6)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 21, 2004.

(8)	Incorporated by reference to the Current Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.

(10)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION a Delaware corporation
Date: September 30, 2005	By	/S/Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ KPMG LLP

Los Angeles, California

September 6, 2005

F-2