Form 10-Q
period 2005-10-02
BIG 5 SPORTING GOODS CORP
filed 2005-11-14
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___
Commission file number: 000-49850
BIG 5 SPORTING GOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4388794

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East El Segundo Boulevard
El Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 536-0611
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 22,683,977 shares of common stock, with a par value of $0.01 per share outstanding at November 1, 2005.

BIG 5 SPORTING GOODS CORPORATION
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Unaudited Condensed Consolidated Balance Sheets at October 2, 2005 and January 2, 2005	3

Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 2, 2005 and September 26, 2004 (restated)	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 2, 2005 and September 26, 2004 (restated)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	37

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 Defaults Upon Senior Securities	37

Item 4 Submission of Matters to a Vote of Security Holders	38

Item 5 Other Information	38

Item 6 Exhibits	38

SIGNATURES	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands)

	October 2,	January 2,
	2005	2005
Assets

Current assets:
Cash and cash equivalents	$5,242	$6,746
Trade and other receivables, net	4,165	7,109
Merchandise inventories, net	229,190	206,213
Prepaid expenses and other current assets	11,558	7,988
Deferred income taxes, net	7,738	9,028

Total current assets	257,893	237,084

Property and equipment, net	83,852	63,837
Deferred income taxes, net	6,552	3,853
Leasehold interest, net	858	2,178
Other assets, net	1,037	1,292
Goodwill	4,433	4,433

Total assets	$354,625	$312,677

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$102,154	$98,298
Accrued expenses	57,249	58,673
Current portion of capital leases	1,953	1,270
Current portion of long-term debt	6,667	6,667

Total current liabilities	168,023	164,908

Deferred rent, less current portion	18,681	15,439
Capital leases, less current portion	5,165	3,386
Long-term debt, less current portion	93,439	74,668

Total liabilities	285,308	258,401

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; 22,678,127 shares and 22,677,427 shares issued and outstanding at October 2, 2005 and January 2, 2005, respectively	227	227
Additional paid-in capital	84,232	84,231
Accumulated deficit	(15,142)	(30,182)

Net stockholders’ equity	69,317	54,276

Total liabilities and stockholders’ equity	$354,625	$312,677

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
		September 26,		September 26,
	October 2,	2004	October 2,	2004
	2005	(restated)	2005	(restated)
Net sales	$206,834	$197,997	$595,065	$564,619
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	133,297	127,236	381,251	357,567

Gross profit	73,537	70,761	213,814	207,052

Operating expenses:
Selling and administrative	57,774	52,089	167,954	152,440
Depreciation and amortization	3,784	3,059	10,718	8,918

Total operating expenses	61,558	55,148	178,672	161,358

Operating income	11,979	15,613	35,142	45,694

Premium and unamortized financing fees related to redemption of debt	—	—	—	792
Other expense (income)	(1,409)	—	(1,409)	—
Interest expense, net	1,425	1,628	3,849	5,202

Income before income taxes	11,963	13,985	32,702	39,700

Income taxes	4,721	5,508	12,900	15,636

Net income	$7,242	$8,477	$19,802	$24,064

Dividends per share declared:	$0.07	$—	$0.21	$—

Earnings per share:
Basic	$0.32	$0.37	$0.87	$1.06

Diluted	$0.32	$0.37	$0.87	$1.06

Weighted average shares of common stock outstanding:
Basic	22,678	22,670	22,678	22,667

Diluted	22,809	22,781	22,808	22,788

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	39 Weeks Ended
		September 26,
	October 2,	2004
	2005	(restated)
Cash flows from operating activities:
Net income	$19,802	$24,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,718	8,918
Amortization of deferred finance charge and discounts	284	307
Premium and unamortized financing fees related to redemption of debt	—	792
Deferred tax provision	(1,409)	(983)
(Gain) loss on disposal of equipment	(32)	68
Change in operating assets and liabilities:
Merchandise inventories	(22,977)	(12,293)
Trade and other receivables, net	2,944	5,571
Prepaid expenses and other assets	(3,463)	(648)
Accounts payable	7,637	(8,362)
Accrued expenses and deferred rent	1,818	(6,424)

Net cash provided by operating activities	15,322	11,010

Cash flows from investing activities:
Proceeds from sale of equipment	32	—
Purchase of property and equipment	(25,845)	(8,342)

Net cash used in investing activities	(25,813)	(8,342)

Cash flows from financing activities:
Net borrowings under revolving credit facilities, and bank overdraft	14,990	10,177
Principal payments on capital leases	(1,242)	—
Issuance of common stock, net of repurchases	1	75
Repayment of 10.875% senior notes	—	(15,548)
Cash dividends	(4,762)	—

Net cash provided by (used in) financing activities	8,987	(5,296)

Net decrease in cash and cash equivalents	(1,504)	(2,628)

Cash and cash equivalents at beginning of period	6,746	9,030

Cash and cash equivalents at end of period	$5,242	$6,402

Supplemental disclosure of noncash investing activities:
Property acquired under capital leases	$3,704	$—

Supplemental disclosures of cash flow information:
Interest paid	$3,711	$4,218

Income taxes paid	$18,854	$17,406

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer operating 314 stores in 10 western states at October 2, 2005. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly owned subsidiary, and Big 5 Services Corp., which is a wholly owned subsidiary of Big 5 Corp. Big 5 Services Corp. began operations at the beginning of fiscal 2004 to centralize the issuance and administration of gift certificates and gift cards.
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
Fiscal Year
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2005 is comprised of 52 weeks and ends on January 1, 2006. Fiscal year 2004 was comprised of 53 weeks and ended on January 2, 2005. The fiscal interim periods ended October 2, 2005, July 3, 2005 and April 3, 2005 and September 26, 2004, June 27, 2004 and March 28, 2004 were comprised of 13 weeks.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the present year presentation.
Stock-Based Compensation
     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	13 Weeks Ended		39 Weeks Ended
		September 26,		September 26,
	October 2,	2004	October 2,	2004
	2005	(restated)	2005	(restated)
	(in thousands, except per share data)
Net income, as reported	$7,242	$8,477	$19,802	$24,064

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	214	228	685	590

Pro forma net income	$7,028	$8,249	$19,117	$23,474

Earnings per share:
Basic – as reported	$0.32	$0.37	$0.87	$1.06
Basic — pro forma	$0.31	$0.36	$0.84	$1.04
Diluted – as reported	$0.32	$0.37	$0.87	$1.06
Diluted – pro forma	$0.31	$0.36	$0.84	$1.03
Weighted average assumptions:
Risk free interest rate	2.8%	2.8%	2.8%	2.8%
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	60%	60%	60%	60%
Expected dividends	0.1%	—	0.1%	—
     In the fourth quarter of fiscal 2004 the Company declared a cash dividend, at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. The majority of options issued by the Company were granted prior to the initiation of a dividend. As a result, the weighted average dividend yield assumption used in valuing options granted prior to the fourth quarter of fiscal 2004 was 0.0%.
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
     The following is a summary of the effects of the restatement on our unaudited condensed consolidated statements of operations for the 13 and 39 weeks ended September 26, 2004. The restatement had no impact on net cash flows from operating, investing and financing activities during the 39 weeks ended September 26, 2004.

	13 weeks ended September 26, 2004			39 weeks ended September 26, 2004
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands, except per share data)
Net sales	$195,818	$2,179	$197,997	$561,310	$3,309	$564,619
Cost of goods sold, buying and occupancy	125,406	1,830	127,236	357,578	(11)	357,567

Gross profit	70,412	349	70,761	203,732	3,320	207,052

Operating expenses:
Selling and administrative	52,017	72	52,089	151,632	808	152,440
Depreciation and amortization	2,865	194	3,059	8,367	551	8,918

Total operating expenses	54,882	266	55,148	159,999	1,359	161,358

Operating income	15,530	83	15,613	43,733	1,961	45,694

Premium and unamortized financing fees related to redemption of debt	—	—	—	792	—	792
Interest expense, net	1,628	—	1,628	5,202	—	5,202

Income before income taxes	13,902	83	13,985	37,739	1,961	39,700

Income taxes	5,551	(43)	5,508	15,085	551	15,636

Net income	$8,351	$126	$8,477	$22,654	$1,410	$24,064

Earnings per share:
Basic	$0.37	$0.01	$0.37	$1.00	$0.06	$1.06

Diluted	$0.37	$0.01	$0.37	$0.99	$0.06	$1.06

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

(4) Debt Redemption
     In the second quarter of fiscal 2004 the Company redeemed $15.0 million face value of its 10.875% senior notes due 2007 using borrowings under its revolving credit facility. The Company also redeemed the remaining $33.1 million face value of its 10.875% senior notes due 2007 during the fourth quarter of fiscal 2004 using the Company’s financing agreement.
(5) Earnings Per Share
     Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.
     The following table sets forth the computation of basic and diluted net income per share of common stock:

	13 weeks ended		39 weeks ended
		September 26,		September 26,
	October 2,	2004	October 2,	2004
	2005	(restated)	2005	(restated)
	(in thousands, except per share data)
Net income	$7,242	$8,477	$19,802	$24,064

Weighted average shares of common stock outstanding:
Basic	22,678	22,670	22,678	22,667
Dilutive effect of common stock options	131	111	130	121

Diluted	22,809	22,781	22,808	22,788

Basic earnings per share	$0.32	$0.37	$0.87	$1.06

Diluted earnings per share	$0.32	$0.37	$0.87	$1.06

     The computation of diluted earnings for the 13 weeks ended October 2, 2005, the 13 weeks ended September 26, 2004, the 39 weeks ended October 2, 2005 and the 39 weeks ended September 26, 2004 does not include 2,500, 333,200, 2,500, and 333,200 options, respectively, that were outstanding on those dates. The exercise price of these options was greater than the average market price of the Company’s common stock during the relevant reporting periods and thus would have been antidilutive.

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
(7) Other Income
     In the 13 weeks ended October 2, 2005 the Company recorded proceeds from the settlement of a claim related to the required relocation of one of its stores, which was located on land acquired by a city redevelopment agency through eminent domain. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded in selling and administrative expense, primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BASIS OF REPORTING
Net Sales
     Net sales consist of sales from all stores operated during the period presented, net of estimated merchandise returns. Net sales also include the sale of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period, i.e., two complete fiscal years for annual comparisons and complete current and prior year fiscal quarters for quarterly comparisons. New store sales for a period reflect net sales from stores opened in that period, as well as net sales from stores opened during prior periods that do not meet the conditions for being treated as same store sales, that are open at the end of the period. Stores that are relocated during any period are treated as new stores, with sales from the prior location being treated as sales from a closed store. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery of product to the customer.
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
Revenue Recognition
     We earn revenue by selling merchandise primarily through our retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery of product to the customer.

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
RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
     We have restated the consolidated balance sheet at September 26, 2004, and the consolidated statements of operations and cash flows for the 13 and 39 weeks ended September 26, 2004 in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations on and for the 13 and 39 weeks ended September 26, 2004 have been modified and updated to reflect the effects of the restatement. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 and Note 2 to the unaudited condensed consolidated financial statements in Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information on the restatement.
RESULTS OF OPERATIONS
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
13 Weeks Ended October 2, 2005 Compared to 13 Weeks Ended September 26, 2004
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
			September 26,
	October 2,		2004
	2005		(restated)
Net sales	$206,834	100.0%	$197,997	100.0%
Cost of goods sold	133,297	64.4	127,236	64.3

Gross profit	73,537	35.6	70,761	35.7
Operating expenses:
Selling and administrative	57,774	27.9	52,089	26.3
Depreciation and amortization	3,784	1.8	3,059	1.5

Total operating expenses	61,558	29.8	55,148	27.9

Operating income	11,979	5.8	15,613	7.9
Other expense (income)	(1,409)	-0.7	—	0.0
Interest expense, net	1,425	0.7	1,628	0.8

Income before income taxes	11,963	5.8	13,985	7.1
Income taxes	4,721	2.3	5,508	2.8

Net income	$7,242	3.5%	$8,477	4.3%

     Net Sales. Net sales increased by $8.8 million, or 4.5%, to $206.8 million in the 13 weeks ended October 2, 2005 from $198.0 million in the same period last year. The growth in net sales is mainly attributable to an increase of $2.4 million in same store sales and an increase of $6.5 million in new store sales, net of sales for closed stores, which reflected the opening of 19 new stores, net of relocations, since June 27, 2004. Same store sales increased 1.2% in the 13 weeks ended October 2, 2005 versus the 13 weeks ended September 26, 2004. On a calendar day to calendar day basis, same store sales increased 3.8% during the third quarter of fiscal 2005. We are providing information regarding same store sales on a calendar day to calendar day basis in addition to a period to period basis because of the calendar shift in the fiscal quarters associated with fiscal 2004 being a 53-week year and fiscal 2005 being a 52-week year. The total net sales increase was due to a combination of an increase in the number of sales transactions and an increase in transaction size. Store count at October 2, 2005 was 314 versus 298 at September 26, 2004. We opened four stores and closed one store in the 13 weeks ended October 2, 2005, and opened three stores in the 13 weeks ended September 26, 2004. We expect to open 15 net new stores during fiscal 2005.
     Gross Profit. Gross profit increased by $2.7 million, or 3.9%, to $73.5 million in the 13 weeks ended October 2, 2005 from $70.8 million in the same period last year. Our gross profit margin was 35.6% in the 13 weeks ended October 2, 2005 compared to 35.7% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased 20 basis points versus the same period in the prior year. Distribution center costs increased $2.3 million, or 100 basis points, due primarily to the commencement of operations at our new distribution center, higher payroll-related costs and increased trucking expense reflecting higher gasoline prices. Distribution center costs capitalized into inventory for this year’s third quarter increased $1.4 million, or 70 basis points, compared to the same period in the prior year. Store occupancy costs also increased by $0.9 million, or 20 basis points, year-over-year due mainly to new store openings. Our gross profit for the 13 weeks ended October 2, 2005 reflected the benefit of an extinguishment of $0.6 million in store credit liabilities and the negative impact of an asset write-off of $0.7 million.
     Selling and Administrative. Selling and administrative expenses increased by $5.7 million to $57.8 million, or 27.9% of net sales, in the 13 weeks ended October 2, 2005 from $52.1 million, or 26.3% of net sales, in the same period last year. The increase reflected a $1.5 million, or 70 basis point, increase in legal and audit fees for the third quarter of this year, due primarily to costs related to the restatement of our prior period financial statements (see footnote 2, “Restatement”). Legal fees for the 13 weeks ended October 2, 2005 were reduced by $0.3 million for proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain. Store-related expenses, excluding occupancy, increased by $2.9 million, or 70 basis points, during the third quarter, due primarily to an increase in store count and higher labor and benefit costs. The remaining increase was primarily a result of various higher administrative expenses in support of our overall sales growth.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million, or 23.7%, to $3.8 million for the 13 weeks ended October 2, 2005 from $3.1 million for the same period last year. The higher expense was primarily due to the increase in store count to 314 stores at the end of the third quarter of fiscal 2005 from 298 stores at the end of the third quarter of fiscal 2004, as well as the commencement of operations at our new distribution center.
     Other Income. In the 13 weeks ended October 2, 2005, we recorded proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded in selling and administrative expense primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.
     Interest Expense, Net. Interest expense, net decreased by $0.2 million, or 12.4%, to $1.4 million in the 13 weeks ended October 2, 2005 from $1.6 million in the same period last year. Interest expense benefited from the redemption of $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 and the remaining $33.1 million face value of our outstanding 10.875% senior notes in the fourth quarter of fiscal 2004 through borrowings under our lower-cost financing agreement. A reduction in overall debt levels since the beginning of fiscal 2004 also contributed to the decrease in interest expense. Because all of our 10.875% senior notes have now been redeemed, we do not expect that our interest expense will decline as rapidly as it has in recent periods.
     Income Taxes. The provision for income taxes was $4.7 million for the 13 weeks ended October 2, 2005 and $5.5 million for the 13 weeks ended September 26, 2004. Our effective tax rate was 39.5% for the third quarter of fiscal 2005 and 39.4% for the third quarter of last year.

39 Weeks Ended October 2, 2005 Compared to 39 Weeks Ended September 26, 2004
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
			September 26,
	October 2,		2004
	2005		(restated)
Net sales	$595,065	100.0%	$564,619	100.0%
Cost of goods sold	381,251	64.1	357,567	63.3

Gross profit	213,814	35.9	207,052	36.7
Operating expenses:
Selling and administrative	167,954	28.2	152,440	27.0
Depreciation and amortization	10,718	1.8	8,918	1.6

Total operating expenses	178,672	30.0	161,358	28.6

Operating income	35,142	5.9	45,694	8.1
Premium and unamortized financing fees related to redemption of debt	—	0.0	792	0.1
Other expense (income)	(1,409)	-0.2	—	0.0
Interest expense, net	3,849	0.6	5,202	0.9

Income before income taxes	32,702	5.5	39,700	7.0
Income taxes	12,900	2.2	15,636	2.8

Net income	$19,802	3.3%	$24,064	4.3%

     Net Sales. Net sales increased by $30.5 million, or 5.4%, to $595.1 million in the 39 weeks ended October 2, 2005 from $564.6 million in the same period last year. The growth in net sales is mainly attributable to an increase of $12.2 million in same store sales and an increase of $18.2 million in new store sales, net of sales for closed stores, which reflected the opening of 21 new stores, net of relocations, since December 28, 2003. Same store sales increased 2.2% in the 39 weeks ended October 2, 2005 versus the 39 weeks ended September 26, 2004. On a calendar day to calendar day basis, same store sales increased 2.8% during the first three quarters of fiscal 2005. We are providing information regarding same store sales on a calendar day to calendar day basis in addition to a period to period basis because of the calendar shift in the fiscal quarters associated with fiscal 2004 being a 53-week year and fiscal 2005 being a 52-week year. The total net sales increase was due to a combination of an increase in the number of sales transactions and an increase in transaction size. Store count at October 2, 2005 was 314 versus 298 at September 26, 2004. We opened eight stores, including two relocated stores, and closed one store in the 39 weeks ended October 2, 2005 and opened seven stores, including two relocated stores, in the 39 weeks ended September 26, 2004. We expect to open 15 net new stores during fiscal 2005.
     Gross Profit. Gross profit increased by $6.7 million, or 3.3%, to $213.8 million in the 39 weeks ended October 2, 2005 from $207.1 million in the same period last year. Our gross profit margin was 35.9% in the 39 weeks ended October 2, 2005 compared to 36.7% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased 20 basis points versus the same period in the prior year. Inventory reserve provisions, such as those for shrinkage and returned merchandise, increased $2.1 million, or 30 basis points, from the prior year primarily as a result of the volume of returned goods inventories and related realizability of the value of these returned goods. Distribution center costs increased by $4.3 million, or 50 basis points, during the period, due primarily to the commencement of operations at our new distribution center, higher payroll-related costs and increased trucking expense reflecting higher gasoline prices. Distribution center costs capitalized into inventory for the first three quarters of this year increased $1.4 million, or 20 basis points, compared to the same period in the prior year. Store occupancy costs increased by $2.9 million, or 20 basis points, over the same period last year, due mainly to new store openings. Our gross profit for the 39 weeks ended October 2, 2005 reflected the benefit of an extinguishment of $0.6 million in store credit liabilities and the negative impact of an asset write-off of $0.7 million.
     Selling and Administrative. Selling and administrative expenses increased by $15.6 million to $168.0 million, or 28.2% of net sales, in the 39 weeks ended October 2, 2005 from $152.4 million, or 27.0% of net sales, in the same period last year. The increase reflected a $4.0 million, or 70 basis point, increase in legal and audit fees for the first 39 weeks of fiscal 2005, due primarily to costs related to the restatement of our prior period financial statements (see footnote 2, “Restatement”). Legal fees in the 39 weeks ended October 2, 2005 were reduced by $0.3 million for proceeds received from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain. Store-related expenses, excluding occupancy, increased by $7.9 million, or 50 basis points, during the 39-week period, due primarily to an increase in store count and higher labor and benefit costs. The remaining increase was primarily a result of various higher administrative expenses in support of our overall sales growth.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 20.2%, to $10.7 million for the 39 weeks ended October 2, 2005 from $8.9 million for the same period last year. The higher expense this year is primarily due to the increase in store count to 314 stores at the end of the third quarter of fiscal 2005 from 298 stores at the end of the third quarter of fiscal 2004, as well as the commencement of operations at our new distribution center.
     Other Income. In the 39 weeks ended October 2, 2005, we recorded proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded in selling and administrative expense primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.
     Premium and Unamortized Financing Fees Related to Redemption of Debt. There were no premium and unamortized financing fees related to redemption of debt in the 39 weeks ended October 2, 2005 versus $0.8 million in the 39 weeks ended September 26, 2004. The $0.8 million charge for last year resulted from the redemption of $15.0 million face value of our 10.875% senior notes.

     Interest Expense, Net. Interest expense, net decreased by $1.3 million, or 26.0%, to $3.9 million in the 39 weeks ended October 2, 2005 from $5.2 million in the same period last year. Interest expense benefited from the redemption of $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 and the remaining $33.1 million face value in the fourth quarter of fiscal 2004 through borrowings under our lower cost financing agreement. A reduction in overall debt levels since the beginning of fiscal 2004 also contributed to the decrease in interest expense. Because all of our 10.875% senior notes have now been redeemed, we do not expect that our interest expense will decline as rapidly as it has in recent periods.
     Income Taxes. The provision for income taxes was $12.9 million for the 39 weeks ended October 2, 2005 and $15.6 million for the 39 weeks ended September 26, 2004. Our effective tax rate was 39.4% for both periods.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings from the revolving credit facility under our financing agreement.
     Operating Activities. Net cash provided by operating activities for the first 39 weeks of fiscal 2005 and fiscal 2004 was $15.3 million and $11.0 million, respectively. The increase for fiscal 2005 primarily reflects reduced funding for working capital partially offset by lower net income for the first 39 weeks of the current year as compared to the same period last year. Comparing the first 39 weeks of fiscal 2005 to the corresponding period in the prior year, the increased use of cash to purchase merchandise inventories was partially offset by higher accounts payable and accrued expenses.
     Investing Activities. Net cash used in investing activities represents the purchase of property and equipment. Capital expenditures for the first 39 weeks of fiscal 2005 and fiscal 2004 were $25.8 million and $8.3 million, respectively. Expenditures for our new distribution center accounted for approximately $18.0 million of capital expenditures in the first 39 weeks of fiscal 2005. The balance of these expenditures was primarily for store-related remodeling and new store openings.
     Financing Activities. Net cash provided by (used in) financing activities for the first 39 weeks of fiscal 2005 and fiscal 2004 was $9.0 million and ($5.3) million, respectively. The increased cash requirement was primarily provided by the revolving credit facility under our financing agreement to finance working capital and capital expenditures relating to our new distribution center, new store openings and store remodeling.
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

     Financing Agreement. As of October 2, 2005, we had revolving credit borrowings of $80.1 million, a term loan balance of $20.0 million and letter of credit commitments of $3.7 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $72.6 million and letter of credit commitments of $4.3 million outstanding under our prior credit facility and $33.1 million face value of our 10.875% senior notes outstanding as of September 26, 2004. We redeemed $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 using borrowings under our revolving credit facility. In addition, we redeemed the remaining $33.1 million face value of these notes in the fourth quarter of 2004 using borrowings under our financing agreement.
     Our financing agreement contains various financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets or pay dividends. We may declare a dividend only if no default or event of default exists on the dividend declaration date and is not expected to result from the payment of the dividend and certain other criteria are met, which may include the maintenance of certain financial ratios. We are currently in compliance with all covenants under our financing agreement. We have received extensions of time from the lenders under our financing agreement to deliver periodic financial statements as required by the financing agreement. We are now current in our obligation to deliver such periodic financial statements.
     If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, our debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
     Future Capital Requirements. We had $5.2 million of cash at October 2, 2005 and $6.4 million at September 26, 2004. We expect capital expenditures for the remaining 13 weeks of fiscal 2005 to range from $4.0 to $6.0 million, excluding non-cash acquisitions under capital leases. Construction was substantially completed and we commenced operations at our new distribution center in the third quarter of fiscal 2005. We anticipate completion of the transition to the new distribution center in the first quarter of fiscal 2006.
     We believe we will be able to fund our future cash requirements for operations from cash on hand, operating cash flows and borrowings from the revolving credit facility under our financing agreement. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our scheduled payments under debt obligations and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See “ Risk Factors That May Affect Future Results and Market Price of Our Common Stock.”
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
     Operating lease commitments consist principally of leases for our retail store facilities, distribution centers and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We intend to renegotiate those leases as they expire. Payments for these lease commitments are provided for by cash flows generated from operations or through borrowings from the revolving credit facility under our financing agreement.
     In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth. The new distribution facility is located in Riverside, California and has approximately 953,132 square feet of storage and office space.
     Issued and outstanding letters of credit were $3.7 million at October 2, 2005, and were related primarily to importing of merchandise and funding insurance program liabilities.
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
     In December 2004, FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method under APB No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payments, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. We continue to evaluate the impact of SFAS No. 123R on our overall results of operations, financial position and cash flows. Please refer to the pro forma disclosure under “Stock-Based Compensation” in Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for an indication of ongoing expense that will be included in the income statement beginning in fiscal 2006 under SFAS No. 123R.
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
     We have a substantial amount of debt. As of October 2, 2005, the aggregate principal amount of our outstanding indebtedness was approximately $103.8 million, including letters of credit. Our leveraged financial position means:
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
     Due to limited capacity at the current distribution center, we entered into a 10-year lease with three five-year renewal options for a replacement distribution center in the second quarter of fiscal 2004. Construction began on the new distribution center in the third quarter of fiscal 2004. Construction was substantially completed and we commenced operations at our new distribution center in the third quarter of fiscal 2005. We anticipate completion of the transition to the new distribution center in the first quarter of fiscal 2006. Any disruption to, or delay in, this process could harm our future operations, particularly if the disruption affected our ability to adequately stock our stores during our important fourth fiscal quarter or increased our operating costs.
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
     We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. At November 1, 2005, there were 22,683,977 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or our ability to raise capital by offering equity securities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the applicable rate at October 2, 2005, our interest expense would increase $1.0 million on an annual basis, based on the outstanding balance of our financing agreement at October 2, 2005. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and because of the material weaknesses discussed below under “Changes in Internal Control Over Financial Reporting”, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 2, 2005.
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
     As a result of the identification of the material weaknesses described above, we have implemented the following significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to reasonably assure remediation of these material weaknesses.
     We have hired Barry Emerson, an individual with experience as a certified public accountant (“CPA”) who we believe has a strong background in GAAP and SEC reporting to be our principal financial officer, as our Senior Vice President, Chief Financial Officer (“CFO”) and Treasurer. Mr. Emerson began employment with the Company on September 12, 2005. Mr. Emerson is responsible for our accounting function (including the closing of our books and records), is in charge of our public reporting and preparation of our financial statements, and has responsibility for improving internal controls. Mr. Emerson reports directly to the Chief Executive Officer (“CEO”). Mr. Emerson is in charge of our accounting department, and as such, senior accounting department personnel report to him. We have also retained outside accounting consultants with significant SEC financial reporting experience to assist us. In addition, we will hire other qualified individuals with GAAP, public reporting and internal control experience to provide further technical support. We also have implemented a policy requiring increased training and continuing education for certain members of our accounting department management, including persons with the responsibilities of CFO, controller and treasurer (including assistants).
     We have instituted new procedures by which management performs account analysis and account reconciliations on a quarterly basis. For example, we have instituted procedures designed to enhance management’s analysis and supervision of the identified accounts within accounts payable and reconciliations relating to those accounts to provide proper support for accounting entries. Management has designed procedures to identify and quantify buildups of unmatched credits in these accounts payable subaccounts, including any impacted by vendor returns. Management also has designed procedures to ensure that the quarterly analysis of all reserves and any related adjusting journal entries are supported with thorough analysis and documentation.
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
     We will continue to implement and perform testing of these controls over the coming fiscal quarters and we believe that these policies and procedures will reasonably assure remediation of the material weaknesses in our internal control. Our CEO and CFO believe that the subsequent procedures we performed in connection with our preparation of this

Quarterly Report on Form 10-Q, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas where weaknesses were identified, provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements contained in this Quarterly Report on Form 10-Q. These additional procedures have not been audited at this time by our independent registered public accounting firm.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: November 14, 2005	By:	/s/ Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)