Form 10-K
period 2006-01-01
BIG 5 SPORTING GOODS CORP
filed 2006-03-16
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

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
22,703,777 shares of the registrant’s common stock, par value $0.01 per share, were outstanding at March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s 2006 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

Explanatory Note

There have been no restatements of the financial statements of Big 5 Sporting Goods Corporation (referred to as “we”, “our”, “us” or the “Company”) following the filing of the Company’s Annual Report on Form 10-K for the year ended January 2, 2005, filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2005, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on October 3, 2005 (as amended, the “2004 Form 10-K”).

On February 8, 2005, our board of directors concluded that the previously issued financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended December 28, 2003 and December 29, 2002 should not be relied upon because of errors in those financial statements and that we would restate those financial statements to make the necessary accounting corrections. We also restated our quarterly financial information for the first three quarters of fiscal 2004. The restatement was included in our 2004 Form 10-K.

As a result, the consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows for the fiscal year ended December 28, 2003 included in this Annual Report on Form 10-K are all as previously restated. In addition, quarterly financial information for the first three quarters of fiscal 2004 included in this Annual Report on Form 10-K is as previously restated. See Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional information on the restatement.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “feels”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth under Item 1A, “Risk Factors” in this report and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

Item 1:  Business

General

Big 5 Sporting Goods Corporation is a leading sporting goods retailer in the western United States, operating 324 stores in 10 states under the “Big 5 Sporting Goods” name at January 1, 2006. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

We believe that over the past 51 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

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

In 2002, we completed an initial public offering of our common stock and used the proceeds from that offering, together with credit facility borrowings, to repurchase outstanding high yield debt and preferred stock, fund management bonuses and repurchase common stock from non-executive employees.

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. In fiscal 2005, we generated net sales of $814.0 million, operating income of $49.8 million, net income of $27.5 million and diluted earnings per share of $1.21.

We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly owned subsidiary incorporated in Delaware on October 27, 1997. As of the beginning of fiscal 2004, we conduct our gift card operations through Big 5 Services Corp., a wholly owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.

Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245. Our Internet address is www.big5sportinggoods.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 85 stores, an average of 17 new stores annually, of which 68% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores	Stores	Number of Stores
Year	California	Markets	Total	Relocated	Closed	at Period End

2001	3	12	15	(4)	—	260
2002	6	9	15	—	—	275
2003	5	14	19	—	(1)	293
2004	6	12	18	(2)	—	309
2005	7	11	18	(2)	(1)	324

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

New store openings represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores become profitable. Our store format typically requires investments of approximately $0.4 million in fixtures and equipment and approximately $0.4 million in net working capital with limited pre-opening and real estate expenses related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores. Based on our operating experience, a new store typically achieves store-level return on investment of approximately 40% in its first full fiscal year of operation.

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We opened 18 new stores, two of which were relocations, and closed one store in fiscal 2005 and we expect to open approximately 20 new stores in fiscal 2006.

Management Experience

We believe the experience, commitment and tenure of our professional staff drive our superior execution and strong operating performance and give us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas as of January 1, 2006:

		Average
	Number of	Number of
	Employees	Years With Us

Senior Management	6	24
Vice Presidents	9	22
Buyers	16	18
Store District / Regional Supervisors	35	19
Store Managers	324	9

Merchandising

We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. We offer a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. As a key element of our long history of success, we offer consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise.

We believe we enjoy significant advantages in making opportunistic buys of vendor over-stock and close-out merchandise because of our strong vendor relationships, purchasing volume and rapid decision-making process. Although vendor over-stock and close-out merchandise typically represent only approximately 10% of our net sales, our weekly advertising highlights these items together with merchandise produced exclusively for us under a manufacturer’s brand name in order to reinforce our reputation as a retailer that offers attractive values to our customers.

The following table illustrates our mix of hard goods, which are durable items such as fishing rods and golf clubs, and soft goods, which are non-durable items such as shirts and shoes, as a percentage of net sales:

	Fiscal Year
	2001	2002	2003	2004	2005

Soft Goods
Athletic and sport apparel	16.5%	15.9%	16.1%	16.2%	16.1%
Athletic and sport footwear	30.3	30.8	30.4	30.5	30.4

Total soft goods	46.8	46.7	46.5	46.7	46.5
Hard goods	53.2	53.3	53.5	53.3	53.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Easton	Impex	Rawlings	Shimano
Asics	Everlast	JanSport	Razor	Spalding
Browning	Fila	K2	Reebok	Speedo
Bushnell	Footjoy	Lifetime	Remington	Timex
Coleman	Franklin	Mizuno	Rockport	Titleist
Columbia	Head	New Balance	Rollerblade	Under Armour
Converse	Hillerich & Bradsby	Nike	Russell Athletic	Wilson
Crosman	Icon (Proform)	Prince	Saucony	Zebco

We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment and fishing supplies. Private label merchandise is sold under our owned labels, including Fives, Court Casuals, Sport Essentials, Rugged Exposure, Golden Bear, Pacifica, and South Bay, in addition to labels licensed from a third party, including Kemper, Body Glove, Hi-Tec and Maui & Sons.

Through our 51 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

Our buyers, who average 18 years of experience with us, work closely with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes an integrated merchandising, distribution, point-of-sale and financial information system to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of over 18 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name Big 5 Sporting Goods.

We use our professional in-house advertising staff rather than an outside advertising agency to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in over 180 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

Vendor Relationships

We have developed strong vendor relationships over the past 51 years. In fiscal 2005, no single vendor represented greater than 4.9% of total purchases. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that track, on a daily basis, individual sales transactions at each store, inventory receiving and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host system. The host system and our stores’ point-of sale registers are linked by a network that provides satellite communications for credit card authorization and processing, as well as daily polling of sales and merchandise movement at the store level. We believe our management information systems are efficiently supporting our current operations and provide a foundation for future growth.

Distribution

At the end of fiscal 2005, the Company was in the process of transitioning to a new distribution center in Riverside, California, that now services all of our stores. The new facility has approximately 953,132 square feet of storage and office space. Construction of this new distribution center was completed in the fourth quarter of fiscal 2005 and the transition to the new facility was completed in the first quarter of fiscal 2006. At the end of fiscal 2005, all merchandise was being received into and shipped from the new distribution center and we were in the process of transferring merchandise from our existing distribution center to the new facility. The new distribution center warehouse management system is fully integrated with our management information systems and provides improved warehousing and distribution capabilities. The new facility is more automated than our previous distribution center and we expect to achieve operational benefits from the new facility, including increased labor efficiencies, quality improvements, accuracy and timeliness. Approximately 98% of all store merchandise is distributed from this distribution center. We distribute merchandise from our distribution center to our stores at least once per week, using a fleet of 39 leased and two owned tractors, as well as contract carriers. Our lease for the new distribution center, which was entered into on April 14, 2004, has an initial term of 10 years and includes three additional five-year renewal options.

At the end of fiscal 2005, we continued to maintain a 435,000 square foot leased distribution center in Fontana, California, that serviced all of our stores since 1990. The lease for this distribution center expired in March 2006 and was not renewed. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns; in June 2004, this lease was amended to reduce the amount of space leased to 110,700 square feet. The lease for the satellite distribution center expired in June 2005.

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

Specialty Sporting Goods Stores.  Specialty sporting goods retailers are stores that typically carry a wide assortment of one specific product category, such as athletic shoes, golf, or outdoor equipment. Examples of these retailers include Foot Locker, Golfsmith, Bass Pro Shops, Gander Mountain and REI. This category also includes pro shops that often are single-store operations.

Sporting Goods Superstores.  Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations. These stores emphasize high volume sales and a large number of stock keeping units. Examples include Sport Chalet, Dick’s Sporting Goods and The Sports Authority, Inc., as well as its other operating units, Oshman’s, Sportmart and Gart Sports Company.

Catalog and Internet Based Retailers.  This category consists of numerous retailers that sell a broad array of new and used sporting goods products via catalogs or the Internet, including Cabela’s and Nike.com.

We feel we compete successfully with each of the competitors discussed above by focusing on what we believe are the primary factors of competition in the sporting goods retail industry. These factors include experienced and knowledgeable personnel; customer service; breadth, depth, price and quality of merchandise offered; advertising; purchasing and pricing policies; effective sales techniques; direct involvement of senior officers in monitoring store operations; management information systems and store location and format.

Employees

We manage our stores through regional, district and store-based personnel. Our Senior Vice President of Store Operations has general oversight responsibility for all of our stores. Field supervision is led by five regional supervisors who report directly to the Vice President of Store Operations and who oversee 30 district supervisors. The district supervisors are each responsible for an average of 11 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers and a complement of appropriate full and part-time associates to match the store’s volume.

As of January 1, 2006, we had over 7,500 active full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents 576 hourly employees in our distribution center and select stores. In September 2000, we negotiated two contracts with Local 578; one for our distribution center and one for our stores. In August 2004, we negotiated an extension to the contract covering the distribution center employees, which now expires on August 31, 2006. In July 2005, we negotiated a one-year extension to the contract covering store employees, which also expires on August 31, 2006. We have not had a strike or work stoppage in the last 25 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We have developed a comprehensive training program that is tailored for each store position. All employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations to promote consistency in employee development. The manager trainee schedule provides seminars on operational responsibilities such as merchandising strategy, loss prevention and inventory control. Moreover, each manager trainee must complete a progressive series of outlines and evaluations in order to advance to the next successive level. Ongoing store management training includes topics such as advanced merchandising, delegation, personnel management, scheduling, payroll control and loss prevention.

We also provide unique opportunities for our employees to gain knowledge about our products. These opportunities include “hands-on” training seminars and a sporting goods product expo. At the sporting goods product expo, our vendors set up booths where full-time store employees receive intensive training on the products we carry. This event has proven successful for both training and motivating our employees.

Description of Service Marks and Trademarks

We use the Big 5 and Big 5 Sporting Goods names as service marks in connection with our business operations and have registered these names as federal service marks. We renewed the service mark registration of the Big 5 name in 2005. The Big 5 service mark registration is now due for renewal in 2015 and the Big 5 Sporting Goods service mark registration is due for renewal in 2013. We have also registered the names Court Casuals, Golden Bear, Pacifica, Rugged Exposure and South Bay as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2006 to 2013. We believe we will be successful in renewing the trademark registrations scheduled for renewal in 2006.

Item 1A:  Risk Factors

An investment in the Company entails the following risks and uncertainties. You should carefully consider these risk factors when evaluating any investment in the Company. Any of these risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on our business, prospects, financial condition or results of operations or on the price of our common stock.

Risks Related to Our Business

We are leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

We have a substantial amount of debt. As of January 1, 2006, the aggregate amount of our outstanding indebtedness, including capital leases, was approximately $101.9 million. Our highly leveraged financial position means:

•	a substantial portion of our cash flow from operations will be required to service our indebtedness;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes might be impeded;

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited: and

•	we are more vulnerable to increases in interest rates, which may affect our interest expense and negatively impact our operating results.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, electricity costs and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions (such as those that occurred in the winter of 2005-2006), inclement weather (such as the unusually heavy rains that occurred in winter 2004-2005) or other localized conditions such as flooding, fires (such as the major fires in 2003), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

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

We purchase merchandise from over 750 vendors. Although we did not rely on any single vendor for more than 4.9% of our total purchases during the fiscal year ended January 1, 2006, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.3% of our total purchases during the fiscal year ended January 1, 2006. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Disruptions at shipping ports at which our products are imported could prevent us from timely distribution and delivery of inventory, which could reduce our sales and profitability.

From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. For example, the Port of Los Angeles, through which a substantial amount of the products manufactured abroad that we sell are imported, experienced delays in fiscal 2004 in distribution of products being imported through the Port to their final destination due to difficulties associated with capacity limitations. Future disruptions at a shipping port at which our products are received, whether due to delays at the Port of Los Angeles or otherwise, may result in delays in the transportation of such products to our distribution center and ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales, including same store sales, and profitability could decline.

All of our stores rely on a single distribution center into which we have only recently transitioned. Any disruption or other operational difficulties at this new distribution center could reduce our net sales or increase our operating costs.

We rely on a single distribution center to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales, including same store sales, and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease.

Due to limited capacity at our Fontana, California distribution center, we entered into a ten-year lease with three five-year renewal options for a replacement distribution center in April 2004. Construction began on the new distribution center in the third quarter of fiscal 2004 and was completed in the fourth quarter of fiscal 2005. Accordingly, we have only recently completed the transition to the new distribution center in the first quarter of fiscal 2006, and we therefore have very little operational experience or history at this facility. Any disruption or operational difficulties in the functioning of the new facility could harm our future operations, particularly if such difficulties either affect our ability to adequately stock our stores or increase our operating costs. In the event that we are unable to achieve anticipated operational benefits or efficiencies from the new facility, our operations could suffer and our financial results could be negatively impacted.

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

Increased costs or declines in the effectiveness of print advertising could cause our operating results to suffer.

Our business relies heavily on print advertising. We utilize print advertising programs that include newspaper inserts, direct mailers and courier-delivered inserts in order to effectively deliver our message to our targeted markets. A decline in newspaper circulation or readership could limit the number of people who receive or read our advertisements. If we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer. In addition, an increase in the cost of print advertising, paper or postal or other delivery fees could increase the cost of our advertising and adversely affect our operating results.

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

We experience seasonal fluctuations in our net sales and operating results. In fiscal 2005, we generated 26.9% of our net sales and 29.5% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

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

We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. At March 10, 2006, there were 22,703,777 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or our ability to raise capital by offering equity securities.

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

Item 1B:	Unresolved Comments from the Staff Regarding Past Reports

None.

Item 2:	Properties

Properties

Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, where we lease approximately 54,787 square feet of office and adjoining retail space. The lease expires in February 2009.

In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth and to replace our Fontana, California distribution center. The new distribution facility is located in Riverside, California and has approximately 953,132 square feet of warehouse and office space. Construction of this new distribution center was completed in the fourth quarter of fiscal 2005 and we completed the transition to the new facility in the first quarter of fiscal 2006. Our lease for the new distribution center has an initial term of ten years and includes three additional five-year renewal options. At the end of fiscal 2005, we continued to maintain a 435,000 square foot leased distribution center in Fontana, California. The lease for this distribution center expired in March 2006 and was not renewed. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns; in June 2004, this lease was amended to reduce the amount of space leased to 110,700 square feet. The lease for the satellite distribution center expired in June 2005.

We lease all but one of our retail store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term from inception of our new store leases, taking into account renewal options, is approximately 30 years. Of the total store leases, 25 are due to expire in the next five years without renewal options.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits. In fiscal 2005, we processed approximately 25.4 million sales transactions and our average transaction size was approximately $32.

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with net sales per square foot of approximately $238 for fiscal 2005. Our high net sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns. The following table details our store locations by state as of January 1, 2006:

	Year	Number	Percentage of Total
State	Entered	Of Stores	Number of Stores

California	1955	178	54.9%
Washington	1984	38	11.7
Arizona	1993	27	8.3
Oregon	1995	17	5.3
Nevada	1978	12	3.7
Utah	1997	12	3.7
Colorado	2001	12	3.7
Texas	1995	11	3.4
New Mexico	1995	9	2.8
Idaho	1994	8	2.5

Total		324	100.0%

Item 3:  Legal Proceedings

On August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of our bylaws and unjust enrichment by certain executive officers. On November 17, 2005, the plaintiff filed an amended complaint in this action. The amended complaint was brought as a purported derivative action on behalf of the Company against all of the members of our board of directors and certain executive officers. The amended complaint alleges that our directors breached their fiduciary duties and violated our bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The amended complaint seeks an order requiring that an annual meeting of our stockholders be held, an award of unspecified damages in favor of the Company and against the individual defendants and an award of attorneys’ fees. On January 20, 2006, the Company filed a demurrer to the amended complaint (as did the individual director and officer defendants). The demurrers are currently scheduled for hearing on April 3, 2006. The Company believes that the amended complaint is without merit and intends to defend the suit vigorously. An adverse result in this litigation could harm our financial condition and results of operations, and the costs of defending this litigation could have a negative impact on our results of operations. The Company has indemnification agreements with each of its directors and executive officers. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person’s services as a director or executive officer or at our request, including as a result of this amended complaint, if the applicable director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company.

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

Item 4:  Submission of Matters to a Vote of Security Holders

On December 8, 2005, we held our annual meeting of stockholders. Jennifer Holden Dunbar and Steven G. Miller, both of whom are Class C directors, were re-elected to our board of directors. The term of office for the following directors continued after the meeting: G. Michael Brown (Class A director), John G. Danhakl (Class A director), Sandra N. Bane (Class B director) and Michael D. Miller (Class B director). On March 7, 2006, Mr. Danhakl resigned from the Board of Directors and the Board appointed David Jessick to the Board to fill the vacancy resulting from the resignation of Mr. Danhakl.

At the annual meeting, our stockholders approved the proposal to elect two Class C directors to our board of directors, each to hold office until the 2008 annual meeting of stockholders (and until each such director’s successor shall have been duly elected and qualified):

	For Votes	Withheld Votes

Jennifer Holden Dunbar	20,463,059	881,966
Steven G. Miller	14,202,716	7,142,309

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, has traded on The Nasdaq Stock Market’s National Market since June 25, 2002. It trades under the symbol “BGFV.” The following table sets forth the high and low sale prices for our common stock as reported by The Nasdaq Stock Market’s National Market during fiscal years 2004 and 2005.

	2004		2005
Fiscal Period	High	Low	High	Low

First Quarter	$25.62	$20.94	$29.10	$23.15
Second Quarter	$28.12	$22.63	$28.38	$22.40
Third Quarter	$26.76	$18.86	$28.73	$22.79
Fourth Quarter	$29.42	$22.40	$24.73	$21.36

As of March 10, 2006, the closing price for our common stock as reported on The Nasdaq Stock Market’s National Market was $19.38.

As of March 10, 2006, there were 22,703,777 shares of common stock outstanding held by approximately 136 holders of record.

Dividend Policy

In the fourth quarter of fiscal 2004 we declared our first ever cash dividend, at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. Quarterly payments of $0.07 per share were paid on March 15, 2005, June 15, 2005, September 15, 2005 and December 15, 2005 to stockholders of record as of March 1, 2005, June 1, 2005, September 1, 2005 and December 1, 2005, respectively. An additional quarterly cash dividend was declared and paid on March 15, 2006 to stockholders of record as of March 1, 2006.

The financing agreement governing our term loan and revolving credit facility imposes restrictions on our ability to make dividend payments. For example, our ability to pay cash dividends on our common stock, will depend upon, among other things, our level of indebtedness at the time of the proposed dividend or distribution, whether we are in default under the financing agreement and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Issuer Repurchases

No purchases of shares of our common stock were made by or on behalf of us or any of our “affiliated purchasers” (as defined under the Securities Exchange Act of 1934, as amended) during our fourth quarter ended January 1, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans as of January 1, 2006

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Item 6:  Selected Consolidated Financial and Other Data

The Balance Sheet Data for fiscal 2003, 2004 and 2005 and the Statement of Operations Data for fiscal 2002, 2003, 2004 and 2005 presented below have been derived from our audited financial statements. Our audited financial statements were previously restated as further discussed in the Explanatory Note to this Annual Report on Form 10-K and in Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”. The Balance Sheet Data for fiscal 2001 and 2002 and the Statement of Operations Data for fiscal 2001 presented below have been derived from unaudited consolidated financial statements. Selected consolidated financial data under the captions “Store Data” and “Other Financial Data” have been derived from the unaudited internal records of our operations. The information contained in these tables should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year(1)
	2001	2002	2003	2004	2005
	(Dollars and shares in thousands, except per share and certain store data)

Statement of Operations Data:
Net sales	$623,078	$667,550	$710,393	$782,215	$813,978
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	409,860	429,170	455,601	496,633	525,768

Gross profit	213,218	238,380	254,792	285,582	288,210
Operating expenses:
Selling and administrative	159,797	178,747	189,882	209,081	222,841
Litigation settlement	2,515	—	—	—	—
Depreciation and amortization	10,262	10,038	10,826	12,296	15,526

Total operating expenses	172,574	188,785	200,708	221,377	238,367

Operating income	40,644	49,595	54,084	64,205	49,843
Premium (discount) and unamortized financing fees related to redemption of debt	(2,662)	4,557	3,434	2,067	—
Other income	—	—	—	—	(1,462)
Interest expense	19,629	15,685	11,545	6,841	5,839

Income before income taxes	23,677	29,353	39,105	55,297	45,466
Income taxes	9,655	12,080	15,688	21,778	17,927

Net income	14,022	17,273	23,417	33,519	27,539
Redeemable preferred stock dividends	7,284	7,999	—	—	—

Net income available to common stockholders	$6,738	$9,274	$23,417	$33,519	$27,539

Earnings per share:
Basic	$0.47	$0.51	$1.03	$1.48	$1.21

Diluted	$0.42	$0.48	$1.03	$1.47	$1.21

Dividends per share	$—	$—	$—	$0.07	$0.28
Weighted average shares of common stock outstanding:
Basic	14,247	18,358	22,651	22,669	22,680

Diluted	16,090	19,476	22,753	22,792	22,802

	Fiscal Year(1)
	2001		2002		2003		2004		2005
	(Dollars and shares in thousands, except per share and certain store data)

Store Data:
Same store sales increase (2)	4.9%		3.9%		2.2%		3.9%		2.4%
Net sales per square foot (in dollars) (3)	$224		$227		$227		$242		$238
End of period stores	260		275		293		309		324
Average net sales per store (4)	$2,446		$2,541		$2,543		$2,701		$2,657
Other Financial Data:
Gross margin	34.2%		35.7%		35.9%		36.5%		35.4%
Capital expenditures	$10,739		$10,999		$11,226		$21,445		$29,644
Inventory turns (5)	2.3	x	2.4	x	2.4	x	2.5	x	2.4x
Balance Sheet Data:
Cash and cash equivalents	$7,865		$9,441		$9,030		$6,746		$6,054
Working capital (6)	$76,177		$87,576		$82,013		$72,531		$91,391
Total assets	$260,390		$266,903		$281,736		$312,677		$352,983
Long-term debt and capital leases, less current portion	$153,351		$125,131		$99,686		$78,054		$93,288
Redeemable preferred stock	$58,911		—		—		—		—
Stockholders’ equity (deficit)	$(87,591)		$(1,301)		$22,116		$54,276		$75,671

(Notes to table on previous page and this page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. Fiscal years 2001, 2002, 2003 and 2005 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

(2)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period, i.e. two comparable annual reporting periods for annual comparisons. The opening date is the date the store is first open for business.

(3)	Net sales per square foot is calculated by dividing net sales for same stores, as defined in (2) above, by the total square footage for those stores.

(4)	Average net sales per store is calculated by dividing net sales for same stores, as defined in (2) above, by total same store count.

(5)	Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by fiscal year four-quarter average FIFO (first-in, first-out) inventory balances.

(6)	Working capital is defined as current assets less current liabilities.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, our fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006 are referred to as fiscal 2003, fiscal 2004 and fiscal 2005, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2003, fiscal 2004 and fiscal 2005 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. You should review the “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results in future periods to differ materially from the results contemplated by the forward-looking statements contained herein.

Previous Restatement of Consolidated Financial Statements

As further discussed in the Explanatory Note to this Annual Report on Form 10-K and in Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” we previously restated the consolidated statement of operations, the consolidated statement of stockholders’ equity (deficit) and the consolidated statement of cash flows for the fiscal year ended December 28, 2003 included in this Annual Report on Form 10-K. We also previously restated our quarterly financial information for the first three quarters of fiscal 2004 included in this Annual Report on Form 10-K. The restatement was included in our 2004 Form 10-K. The net effect of the restatement was to reduce reported net income by $2.9 million in fiscal 2003 and to increase reported net income in the first three quarters of fiscal 2004 by $1.4 million. This Management’s Discussion and Analysis of Financial Condition and Results of Operations on and for the fiscal year ended December 28, 2003 reflects the effects of the previous restatement.

Overview

We are a leading sporting goods retailer in the western United States, operating 324 stores in 10 states under the name “Big 5 Sporting Goods” at January 1, 2006. We provide a full-line product offering in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe over the past 51 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that delivers consistent value on quality merchandise.

Throughout our 51-year history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2003	2004	2005

Big 5 Sporting Goods stores
Beginning of period	275	293	309
New stores (1)	19	18	18
Stores relocated	—	(2)	(2)
Stores closed	(1)	—	(1)

End of period	293	309	324

(1)	Stores that are relocated during any period are classified as new stores. Sales from the prior location are treated the same as sales from a closed store and thus are excluded from same store sales calculations.

Critical Accounting Policies

We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition.

Use of Estimates

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Revenue Recognition

We earn revenue by selling merchandise primarily through our retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote and no liability to relevant jurisdictions exists. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery of product to the customer.

Valuation of Merchandise Inventories

Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with our distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories of our stores and distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are impaired. We have not recognized any significant impairment charges in fiscal 2003, 2004 and 2005.

Leases

We lease the majority of our store locations. We account for our leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.

Certain leases have scheduled rent increases. In addition, certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). We recognize rental expense for rent escalations and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the reasonably assured lease term as defined in SFAS No. 98, Accounting for Leases, which may exceed the initial non-cancelable lease term.

Certain leases also may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with SFAS No. 29, Determining Contingent Rentals, an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.

Results of Operations

The following table sets forth selected items from our statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2003		2004		2005
			(Dollars in thousands)

Statement of Operations Data:
Net sales	$710,393	100.0%	$782,215	100.0%	$813,978	100.0%
Costs of sales	455,601	64.1	496,633	63.5	525,768	64.6

Gross profit	254,792	35.9	285,582	36.5	288,210	35.4
Selling and administrative	189,882	26.7	209,081	26.7	222,841	27.4
Depreciation and amortization	10,826	1.6	12,296	1.6	15,526	1.9

Operating income	54,084	7.6	64,205	8.2	49,843	6.1
Premium and unamortized financing fees related to redemption of debt	3,434	0.5	2,067	0.3	—	—
Other income	—	—	—	—	(1,462)	(0.2)
Interest expense	11,545	1.6	6,841	0.8	5,839	0.7

Income before income taxes	39,105	5.5	55,297	7.1	45,466	5.6
Income tax expense	15,688	2.2	21,778	2.8	17,927	2.2

Net income	$23,417	3.3%	$33,519	4.3%	$27,539	3.4%

Fiscal 2005 Compared to Fiscal 2004

Fiscal 2004 was a 53-week period for the Company. As a result, the following discussion of fiscal 2005 versus fiscal 2004 reflects a comparison of a 52-week period in fiscal 2005 to a 53-week period in fiscal 2004. Exceptions to this comparison are noted where appropriate.

Net Sales.  Net sales increased by $31.8 million, or 4.1%, to $814.0 million for the 52 weeks in fiscal 2005 from $782.2 million for the 53 weeks in fiscal 2004. The growth in net sales was primarily attributable to an increase of $4.2 million in same store sales and an increase of $25.6 million in new store sales, net of sales for closed stores, which reflected the opening of 31 new stores, net of relocations, since December 28, 2003. Net sales for the fourth quarter of fiscal 2005 also included $1.2 million related to our initial recognition of Gift Card Breakage (gift cards sold and store merchandise credits issued where the likelihood of redemption by the customer is remote). Same store sales increased 0.6% for the 52 weeks in fiscal 2005 compared with the 53 weeks in fiscal 2004. The extra week in fiscal 2004 contributed $14.2 million to net sales. On a comparative 52-week basis for both fiscal 2005 and fiscal 2004, net sales increased 6.0% and same store sales grew 2.4%. We are providing information regarding sales on a comparative 52-week basis in addition to a fiscal period to fiscal period basis because of the additional week included in fiscal 2004 results. The increase in net sales for fiscal 2005 was attributable to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at the end of fiscal 2005 was 324 versus 309 at the end of fiscal 2004 as we opened 18 new stores, of which two were relocations, and closed one store.

Gross Profit.  Gross profit increased by $2.6 million, or 0.9%, to $288.2 million in fiscal 2005 from $285.6 million in fiscal 2004. Our gross profit margin was 35.4% in fiscal 2005 compared to 36.5% in fiscal 2004. Product selling margins for fiscal 2005, which exclude buying, occupancy and distribution costs, increased 10 basis points versus fiscal 2004. Inventory reserve provisions, such as those for shrinkage, slow moving and returned merchandise, increased $3.2 million, or 30 basis points, from the prior year primarily as a result of the volume of returned goods inventories and related realizability of the value of these returned goods. Distribution center costs increased by $8.8 million, or 100 basis points, during the period, due primarily to the commencement of operations at our new distribution center, higher payroll-related costs and increased trucking expense reflecting higher gasoline prices. Distribution center costs capitalized into inventory for fiscal 2005 increased $2.2 million, or 30 basis points, compared to fiscal 2004, primarily due to higher costs related to our new distribution center. Store occupancy costs increased by $3.0 million, or 10 basis points, over fiscal 2004, due mainly to new store openings. Our gross profit for fiscal 2005 reflected the negative impact of an asset write-off of $0.7 million. Gross profit for fiscal 2005 also benefited by $0.2 million from a fourth quarter reduction of reserves related to workers’ compensation claims due primarily to better than expected loss experience.

Selling and Administrative.  Selling and administrative expenses increased by $13.8 million to $222.8 million, or 27.4% of net sales, in fiscal 2005 from $209.1 million, or 26.7% of net sales, in fiscal 2004. The increase reflected a $4.6 million, or 50 basis point, increase in legal and audit fees in fiscal 2005, due primarily to costs related to the restatement of our prior period financial statements (see Note 2 to the accompanying consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional information on the restatement). This increase in legal and audit fees was partially offset by $0.5 million of proceeds received from the settlement of two legal claims. Store-related expenses, excluding occupancy, increased by $6.9 million, or 20 basis points, during fiscal 2005, due primarily to an increase in store count and higher labor and benefit costs. Expenses for the fourth quarter of fiscal 2005 benefited by $0.9 million from a fourth quarter reduction of reserves related to workers’ compensation claims due primarily to better than expected loss experience. The remaining increase was primarily a result of various higher administrative expenses in support of our overall sales growth.

Depreciation and Amortization.  Depreciation and amortization expense increased by $3.2 million in fiscal 2005 compared to fiscal 2004 primarily due to the increase in store count to 324 stores at the end of fiscal 2005 from 309 stores at the end of fiscal 2004, as well as the commencement of operations at our new distribution center.

Premium and Unamortized Financing Fees Related to Redemption of Debt.  Premium and unamortized financing fees related to redemption of debt was zero in fiscal 2005 versus $2.1 million in fiscal 2004. The $2.1 million charge in fiscal 2004 resulted from a $1.5 million premium paid related to the redemption of $48.1 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $0.6 million in fiscal 2004.

Other Income.  In fiscal 2005, we recorded proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded in selling and administrative expense primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.

Interest Expense.  Interest expense decreased by $1.0 million, or 14.7%, to $5.8 million in fiscal 2005 from $6.8 million in fiscal 2004. Interest expense benefited from the redemption of $48.1 million face value of our 10.875% senior notes during fiscal 2004 through borrowings under our lower cost financing agreement. Because all of our 10.875% senior notes have now been redeemed, we do not expect that our interest expense will decline as rapidly as it has in recent periods.

Income Taxes.  The provision for income taxes was $17.9 million for fiscal 2005 and $21.8 million for fiscal 2004. Our effective tax rate was 39.4% for both fiscal 2005 and fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Fiscal 2004 was a 53-week period for the Company. As a result, the following discussion of fiscal 2004 versus fiscal 2003 reflects a comparison of a 53-week period in fiscal 2004 to a 52-week period in fiscal 2003. Exceptions to this comparison are noted where appropriate.

Net Sales.  Net sales increased by $71.8 million or 10.1%, to $782.2 million for the 53 weeks in fiscal 2004 from $710.4 million for the 52 weeks in fiscal 2003. This growth reflected an increase of $40.1 million in same store sales and an increase of $36.2 million in new store sales, which resulted from the opening of 18 new stores during fiscal 2004 and 19 new stores during fiscal 2003. The remaining variance was primarily attributable to net sales from closed stores and the sale of returned merchandise through other channels. The extra week in fiscal 2004 contributed $14.2 million to net sales. Same store sales increased 3.9% in fiscal 2004 when calculated on a comparative 52-week basis for both fiscal 2004 and 2003. We are providing information regarding sales on a comparative 52-week basis in addition to a fiscal period to fiscal period basis because of the additional week included in fiscal 2004 results. The increase in same store sales was primarily attributable to higher sales in each of our three major product categories of footwear, hard goods and apparel. Store count at the end of fiscal 2004 was 309 versus 293 at the end of fiscal 2003 as we opened 18 new stores, of which two were relocations.

Gross Profit.  Gross profit increased by $30.8 million, or 12.1%, to $285.6 million in fiscal 2004 from $254.8 million in fiscal 2003. Our gross profit margin was 36.5% in fiscal 2004 compared to 35.9% in fiscal 2003. Product selling margins, which exclude buying, occupancy and distribution costs, were higher in each of our three major product categories. Warehouse payroll and benefit expenses increased $2.8 million, or 0.4% of net sales, in order to support our store growth and to prepare for the new distribution center. Higher workers’ compensation costs also contributed to the increase in warehouse payroll and benefits expense. Store growth and higher gasoline prices negatively impacted trucking expense, which increased $1.4 million, or 0.2% of net sales, versus fiscal 2003.

Selling and Administrative.  Selling and administrative expenses increased by $19.2 million, or 10.1%, to $209.1 million in fiscal 2004 from $189.9 million in fiscal 2003. The increase was driven by a $12.5 million increase in store-related expenses, including payroll and payroll taxes, as a result of store growth, as well as increased employee health benefit costs. Advertising expense increased by $4.2 million primarily due to the growth in our store base and, to a lesser extent, increased advertising in our existing markets. The remaining difference resulted from other administrative costs, such as corporate payroll and benefit expense. When measured as a percentage of net sales, selling and administrative expenses were 26.7% for both fiscal 2003 and fiscal 2004.

Depreciation and Amortization.  Depreciation and amortization expense increased by $1.5 million in fiscal 2004 compared to fiscal 2003 primarily due to the increase in store count to 309 stores at the end of fiscal 2004 from 293 stores at the end of fiscal 2003.

Premium and Unamortized Financing Fees Related to Redemption of Debt.  Premium and unamortized financing fees related to redemption of debt were $2.1 million in fiscal 2004 versus $3.4 million in fiscal 2003. The $2.1 million charge in fiscal 2004 resulted from a $1.5 million premium paid related to the redemption of $48.1 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $0.6 million in fiscal 2004. The $3.4 million charge in fiscal 2003 resulted from a $2.4 million premium paid related to the redemption of $55.0 million face value of our 10.875% senior notes and the related carrying value of applicable deferred financing costs and original issue discount which totaled $1.0 million in fiscal 2003.

Interest Expense.  Interest expense decreased by $4.7 million, or 40.7%, to $6.8 million in fiscal 2004 from $11.5 million in fiscal 2003. Interest expense benefited from the redemption of debt described above during fiscal 2004 and 2003 through borrowings under our lower cost financing agreement. A reduction in overall debt levels since the beginning of fiscal 2004 also contributed to the decrease in interest expense.

Income Taxes.  The provision for income taxes was $21.8 million for fiscal 2004 and $15.7 million for fiscal 2003. In fiscal 2004 the Company’s effective tax rate was 39.4%, down from 40.1% in fiscal 2003, due in part to the growth in our store base outside of California. The Company’s effective tax rate also benefited from the generation and use of enterprise zone and work opportunity tax credits.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings from the revolving credit facility under our financing agreement.

Operating Activities.  Net cash provided by operating activities for fiscal 2005, fiscal 2004 and fiscal 2003 was $27.2 million, $39.1 million and $33.4 million, respectively. The decrease in cash provided by operating activities for fiscal 2005 versus fiscal 2004 primarily reflects lower net income for the year combined with higher net cash used for working capital. Comparing fiscal 2005 to fiscal 2004, the increased use of cash for payment of accounts payable, due primarily to the timing of supplier payments, was partially offset by a reduced use of cash to purchase merchandise inventories and the effect of an increase in accrued expenses and deferred rent related primarily to the new distribution center. The increase in net cash provided by operating activities for fiscal 2004 from fiscal 2003 primarily reflects increased net income for the year partially offset by higher net cash used for working capital. Comparing fiscal 2004 to fiscal 2003, the increased use of cash to purchase merchandise inventories was partially offset by higher receivable cash collections and the effect of an increase in accounts payable and accrued expenses. Our fiscal 2004 year ended on January 2, 2005 while our fiscal 2003 year ended on December 28, 2003. Because our fiscal 2003 ended approximately one week closer to Christmas, our inventories were lower after holiday shopping and our receivables, which are primarily from credit card processors, were higher. For fiscal 2004, accounts payable increased as a result of higher inventories and accrued expenses increased primarily because of higher payroll related costs.

Investing Activities.  Net cash used in investing activities represents the purchase of property and equipment. Capital expenditures, excluding non-cash acquisitions, for fiscal 2005, fiscal 2004 and fiscal 2003 were $29.6 million, $21.4 million and $11.2 million, respectively. Capital expenditures for our new distribution center funded in fiscal 2005 totaled $17.1 million, excluding non-cash acquisitions. The balance of these capital expenditures was primarily for new store openings, store-related remodeling and computer hardware and software purchases. Construction of our new distribution center is now complete with capital expenditures totaling $28.0 million.

Financing Activities.  Net cash provided by financing activities for fiscal 2005 was $1.8 million and net cash used in financing activities for fiscal 2004 and fiscal 2003 was $20.0 million and $22.6 million, respectively. Cash requirements were provided by the revolving credit facility under our financing agreement to finance working capital and capital expenditures.

As of January 1, 2006, we had revolving credit borrowings of $82.1 million, a term loan balance of $13.3 million and letter of credit commitments of $0.2 million outstanding under our financing agreement. These balances compare to borrowings of $61.3 million, a term loan balance of $20.0 million and letter of credit commitments of $0.2 million outstanding under our credit facility as of January 2, 2005. As of December 28, 2003, we had borrowings of $51.7 million and letter of credit commitments of $0.2 million outstanding under our credit facility and $48.1 million of 10.875% senior notes outstanding. We redeemed $15.0 million face value of our 10.875% senior notes in the second quarter of fiscal 2004 using borrowings under our revolving credit facility. In addition, we redeemed the remaining $33.1 million face value of these notes in the fourth quarter of fiscal 2004 using borrowings under our financing agreement. We redeemed $20.0 million and $35.0 million face value of our 10.875% senior notes in the first quarter and fourth quarter of fiscal 2003, respectively.

In the fourth quarter of fiscal 2004, we declared a cash dividend at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid on December 15, 2004, March 15, 2005, June 15, 2005, September 15, 2005 and December 15, 2005 to stockholders of record as of December 1, 2004, March 1, 2005, June 1, 2005, September 1, 2005 and December 1, 2005, respectively. An additional quarterly cash dividend was declared and paid on March 15, 2006 to stockholders of record as of March 1, 2006. The aggregate amount of each quarterly dividend was approximately $1.6 million. Our ability to pay this dividend in the future will depend, in part, on compliance with the restrictions on dividends contained in our financing agreement.

Future Capital Requirements.  We had cash on hand of $6.1 million, $6.7 million and $9.0 million at January 1, 2006, January 2, 2005 and December 28, 2003, respectively. We expect capital expenditures for fiscal 2006, excluding non-cash acquisitions under capital leases, to range from $13.0 to $14.0 million, primarily to fund the opening of approximately 20 new stores, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases.

We believe we will be able to fund our future cash requirements for operations from cash on hand, operating cash flows and borrowings from the revolving credit facility under our financing agreement. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our scheduled payments under debt obligations and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Item 1A, “Risk Factors” included in this report.

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

Contractual Obligations and Other Commitments.  Our material off-balance sheet arrangements are operating lease obligations and letters of credit.

Our future obligations and commitments as of January 1, 2006, include the following:

	Payments Due by Period
		Less Than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Capital lease obligations	$7,170	$2,224	$3,400	$1,311	$235
Operating lease commitments	316,288	46,885	88,683	70,750	109,970
Revolving credit facility	82,094	—	82,094	—	—
Term loan	13,333	6,667	6,666	—	—
Letters of credit	172	172	—	—	—

Total	$419,057	$55,948	$180,843	$72,061	$110,205

Periodic interest payments on the revolving credit facility and term loan are not included in the table above because interest expense is based on a variable index: either LIBOR or the JP Morgan Chase Prime Rate.

Operating lease commitments consist principally of leases for our retail store facilities, distribution centers and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire. Capital lease commitments consist principally of leases for our distribution center trailers and management information systems hardware. Payments for these lease commitments are provided for by cash flows generated from operations or through borrowings from the revolving credit facility under our financing agreement.

In April 2004 we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth. The new distribution facility is located in Riverside, California and has approximately 953,132 square feet of storage and office space.

Issued and outstanding letters of credit were $0.2 million at January 1, 2006, and were related primarily to importing of merchandise and funding insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Financing Agreement.  On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders that replaced the previous $140.0 million credit facility. The financing agreement consists of a non-amortizing $140.0 million revolving credit facility and a $20.0 million amortizing term loan. The first installment payment of $6.7 million under the amortizing term loan was due and paid on December 15, 2005. The financing agreement is secured by a first priority security interest in substantially all of our assets.

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

Under the revolving credit facility, our maximum eligible borrowing is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the credit facility. As of January 2, 2005 and January 1, 2006, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $69.8 million and $64.4 million, respectively. The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.25% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%.

At January 2, 2005 and January 1, 2006 the JP Morgan Chase Bank prime lending rate was 5.25% and 7.25%, respectively, and the one-month LIBOR rate was 2.4% and 4.4%, respectively. On January 2, 2005 and January 1, 2006, we had borrowings outstanding bearing interest at both LIBOR and the JP Morgan Chase Bank prime lending rates.

The term loan is amortized over three years, with the first payment of $6.7 million made on December 15, 2005, the second payment of $6.7 million due December 15, 2006, and the final payment of $6.7 million due December 15, 2007. We may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00% and a ceiling of LIBOR plus 3.50% or the JP Morgan Chase Bank prime lending rate plus 1.50%. At January 1, 2006, loans under the term loan bore interest at a rate of LIBOR plus 3.50% or the JP Morgan Chase Bank prime lending rate plus 1.50%.

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

Seasonality

We experience seasonal fluctuations in our net sales and operating results. In fiscal 2005, we generated 26.9% of our net sales and 29.5% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Impact of Inflation

We do not believe that inflation has a material impact on our earnings from operations.

Impact of New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of abnormal inventory costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company continues to evaluate the impact of SFAS No. 151, the Company does not believe the adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method under APB No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS No. 123R is effective as of the first annual reporting period beginning after June 15, 2005. The Company continues to evaluate the impact of SFAS No. 123R on our overall results of operations, financial position and cash flows. Please refer to the pro forma disclosure under “Stock-Based Compensation” in Note 3 in the Notes to Consolidated Financial Statements for an indication of ongoing expense that will be included in the income statement beginning in fiscal 2006 under SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB Opinion No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 153 as of the beginning of fiscal 2006 and we do not expect that the adoption of this statement will have a material impact on the Company’s financial condition or results of operations.

In March 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN 47”), was issued to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this interpretation did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2006 and we do not expect that the adoption of this statement will have a material impact on the Company’s financial condition or results of operations.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “feels”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, the risk factors set forth under Item 1A, “Risk Factors” in this report and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% in fiscal 2006 as compared to the rate at January 1, 2006, our interest expense for fiscal 2006 would increase $1.0 million based on the outstanding balance of our borrowings under our financing agreement at January 1, 2006. We do not hold any derivative instruments and do not engage in hedging activities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and because of the material weaknesses discussed below (Item 9A(b)), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 1, 2006.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of January 1, 2006, we did not maintain effective internal control over financial reporting because of the following material weaknesses:

1. We lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. As a result, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements for fiscal 2005 would not have been prevented or detected.

2. We did not maintain effective controls in relation to segregation of duties and user access to business process applications on the primary information system that services our corporate office and distribution center, nor were there effective controls in place to monitor user access to that system. Specifically, there were instances in which information technology or finance personnel maintained access to specific applications within the system environment beyond that needed to perform their individual job responsibilities. As a result, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements for fiscal 2005 would not have been prevented or detected.

The assessment by management of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 9A(d)).

(c) Changes in Internal Control Over Financial Reporting.

As described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2005, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on October 3, 2005, management identified the following material weaknesses in our internal control over financial reporting as of January 2, 2005:

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

This material weakness resulted in the material misstatement of our annual financial statements as of December 28, 2003, and for the fiscal years ended December 29, 2002 and December 28, 2003, and for the interim financial information for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005, or represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. As a result, we restated our consolidated financial statements as of December 28, 2003, and for each of the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005. This restatement was included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005, to reflect the correction of these errors in accounting.

2. We did not maintain effective controls over the documentation, review and approval of manual journal entries. Certain individuals could create, record and approve the same journal entry without regard to the dollar amount of the transaction and without any further review or approval. In certain instances journal entries relating to different accounts were combined in a single compound journal entry. In other instances journal entries did not have sufficient supporting written explanation or sufficient supporting documentation and/or the supporting documentation had not been retained for a sufficient period of time. This material weakness resulted in material misstatements to amounts recorded for cost of goods sold, and selling and administrative expense. These material misstatements were corrected by restating the Company’s consolidated financial statements as of December 28, 2003 and for each of the fiscal years ended December 29, 2002 and December 28, 2003, and for each of the interim periods in the fiscal year ended December 28, 2003, and for the first three interim periods in the fiscal year ended January 2, 2005. This restatement was included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

As a result of our identification of these material weaknesses, during the fiscal year ended January 1, 2006, we implemented significant changes in our internal control over financial reporting, including the following:.

•	We have hired Barry Emerson, an individual with experience as a certified public accountant (“CPA”) who we believe has a strong background in GAAP and public reporting to be our principal financial officer, as our Senior Vice President, Chief Financial Officer (“CFO”) and Treasurer. Mr. Emerson began employment with the Company on September 12, 2005. Mr. Emerson is responsible for our accounting function (including the closing of our books and records), is in charge of our public reporting and preparation of our financial statements, and has responsibility for improving internal controls. Mr. Emerson reports directly to the Chief Executive Officer (“CEO”). Mr. Emerson is in charge of our accounting department, and as such, senior accounting department personnel report to him. We also have retained outside accounting consultants with significant public reporting and internal audit experience to assist us. We also have implemented a policy requiring increased training and continuing education for certain members of our accounting department management, including persons with the responsibilities of CFO, controller and treasurer (including assistants).

•	We have instituted new procedures by which management performs account analysis and account reconciliations on a quarterly basis. For example, management has designed procedures to identify and quantify buildups of unmatched credits in these accounts payable subaccounts, including any impacted by vendor returns. Management also has designed procedures to ensure that the quarterly analysis of all reserves and any related adjusting journal entries are supported with thorough analysis and documentation.

•	We have developed new journal entry procedures and policies to enhance supervision and review of entries, segregation of duties, documentation and document retention. In particular, the preparer of a journal entry may no longer approve his or her own journal entry. Moreover, the Controller’s (or Acting Controller’s) approval is required for journal entries with any line item $20,000 and higher, and the CFO’s approval is required if any line item is $100,000 or higher. Journal entries for different accounts may not be combined or netted, all manual journal entries must include detailed descriptions and adequate supporting documentation, and manual journal entry documentation will be retained for at least seven years.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth quarter for the fiscal year ended January 1, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The following changes in our internal control over financial reporting occurred subsequent to January 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1. We have hired a Director of Internal Audit with significant GAAP, public reporting and internal control experience to provide technical support to our accounting and reporting functions. In addition, we continue our efforts to hire other qualified individuals with GAAP, public reporting and internal control experience to provide further technical support.

2. In connection with our January 1, 2006 assessment, we assessed user access capability and identified personnel with inappropriate user access to the business process applications on the primary information system that services our corporate office and distribution center. We are in the process of defining user access profiles by job function and we plan to eliminate inappropriate access to business process applications within the system environment beyond those needed to perform individual job responsibilities. We are in the process of setting policies and procedures to appropriately control and monitor access rights with respect to our primary information system environment including business process applications.

We will continue to implement and perform testing of these controls and we believe that these policies and procedures will reasonably assure remediation of the material weaknesses in our internal control. Our CEO and CFO believe that the procedures we performed in connection with our preparation of this Annual Report on Form 10-K, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas described above where weaknesses were identified, provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements contained in this Annual Report on Form 10-K.

(d)	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Big 5 Sporting Goods Corporation (“the Company”) did not maintain effective internal control over financial reporting as of January 1, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

The following material weaknesses have been identified and included in management’s assessment as of January 1, 2006:

1. The Company lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. As a result, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements for fiscal 2005 would not have been prevented or detected.

2. The Company did not maintain effective controls in relation to segregation of duties and user access to business process applications on the primary information system that services their corporate office and distribution center, nor were there effective controls in place to monitor user access to that system. Specifically, there were instances in which information technology or finance personnel maintained access to specific applications within the system environment beyond that needed to perform their individual job responsibilities. As a result, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements for fiscal 2005 would not have been prevented or detected.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 1, 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Big 5 Sporting Goods Corporation did not maintain effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ KPMG LLP

Los Angeles
March 16, 2006

Item 9B:	Other Information.

None

PART III

Item 10:	Directors and Executive Officers of the Registrant

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2006.

Item 11:	Executive Compensation

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2006.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2006.

Item 13:	Certain Relationships and Related Transactions

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2006.

Item 14:	Principal Accountant Fees and Services

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2006.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(A) Documents filed as part of this report:

(1) Financial Statements.

    See Index to Consolidated Financial Statements on page F-1 hereof.

(2) Financial Statement Schedule.

    See Index to Consolidated Financial Statements on page F-1 hereof.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(5)
3.2	Amended and Restated Bylaws.(5)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Indenture dated as of November 13, 1997 between Big 5 Corp. and First Trust National Association, as trustee.(1)
4.3	Form of Big 5 Corp. 10.875% Series B Senior Notes due 2007 (included in Exhibit 4.2).(1)
10.1	Form of Amended and Restated Stockholders Agreement among Big 5 Sporting Goods Corporation, Green Equity Investors, L.P., Steven G. Miller and Robert W. Miller.(3)
10.2	1997 Management Equity Plan.(2)
10.3	2002 Stock Incentive Plan.(3)
10.4	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(3)
10.5	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation.(3)
10.6	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(5)
10.7	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(5)
10.8	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/Business Credit, Inc.(5)
10.9	Guarantee dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/Business Credit, Inc.(5)
10.10	Form of Indemnification Agreement.(5)
10.11	Form of Indemnification Letter Agreement.(4)
10.12	Amended and Restated Financing Agreement dated March 20, 2003 between The CIT Group/Business Credit, Inc., the Lenders and Big 5 Corp.(5)
10.13	Modification and Reaffirmation of Guaranty dated March 20, 2003 by Big 5 Sporting Goods Corporation in favor of The CIT Group/Business Credit, Inc.(5)
10.14	First Amendment to Financing Agreement dated October 31, 2003, amending the Financing Agreement dated March 20, 2003 between The CIT Group/Business Credit, Inc., the Lenders and Big 5 Corp.(6)
10.15	Joinder Agreement, dated as of January 28, 2004, by and among Big 5 Corp., Big 5 Services Corp., the Lenders (as defined therein) and The CIT Group/Business Credit, Inc.(6)
10.16	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein).(6)
10.17	Second Amended and Restated Financing Agreement, dated as of December 15, 2004, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(7)
10.18	Modification and Reaffirmation of Guaranty dated as of December 15, 2004 by and between Big 5 Sporting Goods Corporation, a Delaware corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(7)
10.19	Reaffirmation Of Co-Obligor Agreement dated as of December 15, 2004, by and among Big 5 Corp., a Delaware corporation and Big 5 Services Corp., a Virginia corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(7)
10.20	Lease dated as of March 5, 1996 by and between the State of Wisconsin Investment Board and United Merchandising Corp.(8)
10.21	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(8)

10.22	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan.(9)
10.23	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan.(9)
10.24	Summary of Director Compensation.(9)
10.25	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp.(10)
14.1	Code of Business Conduct and Ethics.(6)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(9)
23.1	Consent of independent registered public accounting firm, KPMG LLP.(10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(10)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (performing the function of principal financial officer).(10)
32.1	Section 1350 Certification of Chief Executive Officer.(10)
32.2	Section 1350 Certification of Chief Financial Officer (performing the function of principal financial officer).(10)

(1)	Incorporated by reference to Big 5 Corp.’s Registration Statement on Form S-4 (File No. 333-43129) filed with the SEC on December 23, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(5)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(6)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 21, 2004.

(8)	Incorporated by reference to the Current Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.

(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2006
BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer
and Director of the Company

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 16, 2006

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	March 16, 2006

/s/ G. Michael Brown G. Michael Brown	Director of the Company	March 16, 2006

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	March 16, 2006

/s/ Michael D. Miller Michael D. Miller	Director of the Company	March 16, 2006

SIGNATURES (continued)

Signatures	Title	Date

David R. Jessick	Director of the Company

BIG 5 SPORTING GOODS CORPORATION

Schedule
Consolidated Financial Statement Schedule:
Valuation and Qualifying Accounts as of December 28, 2003, January 2, 2005 and January 1, 2006	II-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 1, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Big 5 Sporting Goods Corporation’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
March 16, 2006

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2,	January 1,
	2005	2006
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,746	$6,054
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $3,069 and $3,129, respectively	7,109	7,900
Merchandise inventories	206,213	223,243
Prepaid expenses and other current assets	8,726	9,922
Deferred income taxes	8,645	9,146

Total current assets	237,439	256,265

Property and equipment, net	63,837	86,475
Deferred income taxes	4,236	5,050
Leasehold interest, net of accumulated amortization of $26,606 and $27,966, respectively	2,178	419
Other assets, net of accumulated amortization of $240 and $489, respectively	554	341
Goodwill	4,433	4,433

Total assets	$312,677	$352,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,298	$90,698
Accrued expenses	58,673	65,605
Current portion of capital lease obligations	1,270	1,904
Current portion of long-term debt	6,667	6,667

Total current liabilities	164,908	164,874

Deferred rent, less current portion	15,439	19,150
Capital lease obligations, less current portion	3,386	4,528
Long-term debt, less current portion	74,668	88,760

Total liabilities	258,401	277,312

Commitments and contingencies and subsequent events
Stockholders’ equity:
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 22,677,427 shares at January 2, 2005 and 22,691,127 shares at January 1, 2006	227	227
Additional paid-in capital	84,231	84,436
Accumulated deficit	(30,182)	(8,992)

Total stockholders’ equity	54,276	75,671

Total liabilities and stockholders’ equity	$312,677	$352,983

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(Dollars and shares in thousands,
	except per share data)

Net sales	$710,393	$782,215	$813,978
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	455,601	496,633	525,768

Gross profit	254,792	285,582	288,210

Operating expenses:
Selling and administrative	189,882	209,081	222,841
Depreciation and amortization	10,826	12,296	15,526

Total operating expenses	200,708	221,377	238,367

Operating income	54,084	64,205	49,843
Premium and unamortized financing fees related to redemption of debt	3,434	2,067	—
Other income	—	—	(1,462)
Interest expense	11,545	6,841	5,839

Income before income taxes	39,105	55,297	45,466
Income taxes	15,688	21,778	17,927

Net income	$23,417	$33,519	$27,539

Dividends per share declared	$—	$0.07	$0.28

Earnings per share:
Basic	$1.03	$1.48	$1.21

Diluted	$1.03	$1.47	$1.21

Weighted average shares of common stock outstanding:
Basic	22,651	22,669	22,680

Diluted	22,753	22,792	22,802

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended December 28, 2003, January 2, 2005 and January 1, 2006

			Additional		Net
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(Dollars in thousands)

Balance at December 29, 2002	22,178,018	$222	$84,008	$(85,531)	$(1,301)
Net income	—	—	—	23,417	23,417
Exercise of warrant	485,909	5	(5)	—	—

Balance at December 28, 2003	22,663,927	227	84,003	(62,114)	22,116
Net income	—	—	—	33,519	33,519
Exercise of stock options, net of tax benefit	13,500	—	228	—	228
Dividends	—	—	—	(1,587)	(1,587)

Balance at January 2, 2005	22,677,427	227	84,231	(30,182)	54,276
Net income	—	—	—	27,539	27,539
Exercise of stock options, net of tax benefit	13,700	—	205	—	205
Dividends	—	—	—	(6,349)	(6,349)

Balance at January 1, 2006	22,691,127	$227	$84,436	$(8,992)	$75,671

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$23,417	$33,519	$27,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,826	12,296	15,526
Amortization of deferred finance charges	594	411	381
Tax benefit of stock options exercised	—	74	56
Deferred income taxes	(761)	(1,311)	(1,315)
(Gain) loss on disposal of equipment and leasehold interest	140	68	(32)
Premium and unamortized financing fees related to redemption of debt	3,434	2,067	—
Changes in operating assets and liabilities:
Merchandise inventories	(8,211)	(21,095)	(17,030)
Trade and other receivables, net	(2,121)	2,543	(791)
Prepaid expenses and other assets	(2,693)	(3,366)	(1,595)
Accounts payable	4,371	7,368	(3,187)
Accrued expenses and deferred rent	4,427	6,572	7,608

Net cash provided by operating activities	33,423	39,146	27,160

Cash flows from investing activities:
Purchases of property and equipment	(11,226)	(21,445)	(29,644)
Proceeds from disposal of equipment	—	—	32

Net cash used in investing activities	(11,226)	(21,445)	(29,612)

Cash flows from financing activities:
Net borrowings under revolving credit facilities and bank overdraft	34,735	10,845	16,347
Borrowings (payments) under term loan	—	20,000	(6,667)
Principal payments on capital lease obligations	—	—	(1,776)
Proceeds from exercise of stock options	—	228	205
Payment of senior discount notes and 10.875% senior notes	(57,343)	(49,471)	—
Dividends paid	—	(1,587)	(6,349)

Net cash provided by (used in) financing activities	(22,608)	(19,985)	1,760

Net decrease in cash and cash equivalents	(411)	(2,284)	(692)
Cash and cash equivalents at beginning of year	9,441	9,030	6,746

Cash and cash equivalents at end of year	$9,030	$6,746	$6,054

Supplemental disclosures of non-cash investing activities:
Property acquired under capital leases	$—	$—	$3,552

Property purchases accrued	$—	$—	$2,978

Supplemental disclosures of cash flow information:
Interest paid	$11,505	$7,072	$5,407

Income taxes paid	$14,908	$22,899	$25,521

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2003, January 2, 2005 and January 1, 2006

(1)	Basis of Presentation and Description of Business

The accompanying consolidated financial statements as of January 2, 2005 and January 1, 2006 and for the years ended December 28, 2003 (“fiscal 2003”), January 2, 2005 (“fiscal 2004”) and January 1, 2006 (“fiscal 2005”) represent the financial position and results of operations of Big 5 Sporting Goods Corporation (“Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 324 stores at January 1, 2006 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.

(2)	Previous Restatement

The Company previously restated the consolidated balance sheet at December 28, 2003, and the consolidated statements of operations, the consolidated statements of stockholders’ equity (deficit) and the consolidated statements of cash flows for the fiscal years ended December 29, 2002 and December 28, 2003. The Company also previously restated its quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. The restatement was included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005. The net effect of the restatement was to reduce net income by $1.8 million and $2.9 million in fiscal years 2002 and 2003, respectively, to increase reported net income in the first three quarters of fiscal 2004 by $1.4 million and to reduce retained earnings by $3.2 million at the beginning of fiscal year 2002 to reflect the after-tax impact of the restatement in prior periods.

The consolidated statement of operations, the consolidated statement of stockholders’ equity (deficit) and the consolidated statement of cash flows for the fiscal year ended December 28, 2003 and the quarterly information for the first three quarters of fiscal 2004 in this Annual Report on Form 10-K reflect the previous restatement. The restatement reflects adjustments to correct the following:

•	Accounts payable, cost of goods sold, buying and occupancy (“COGS”) and selling and administrative expenses (“SG&A”) were misstated because the Company did not reconcile certain accounts payable subaccounts correctly or on a sufficiently frequent basis. This failure created unmatched credits in accounts payable for each of the Company’s 2002 and 2003 fiscal years, which were erroneously assumed to be over-accruals. These assumed over-accruals were reversed at interim and year end periods and included in net income. This resulted in an understatement of accounts payable and an overstatement of net income, as well as a corresponding overstatement of stockholders’ equity, for each of these periods. The impact on net income of the adjustments necessary to correct for these errors was $(1.8) million and $(1.4) million for fiscal 2002 and fiscal 2003, or $(0.09) and $(0.06) per share (diluted), respectively.

•	Operating expenses were misstated because of the Company’s accounting treatment for leases. Following the February 7, 2005 letter from the SEC’s Chief Accountant clarifying the SEC staff’s interpretation of certain lease accounting issues, the Company revised its definition of the lease term to begin on the possession date, which may precede the commencement date as defined in the lease agreement, and to include reasonably assured renewal periods. The Company also reclassified the accrual of the current non-cash portion of rental expense and the amortization of landlord allowances for tenant improvements from depreciation and amortization to occupancy costs. The impact on net income of the adjustments necessary to correct for these errors was $(0.1) million and $(0.2) million for fiscal 2002 and fiscal 2003, or $(0.01) and $(0.01) per share (diluted), respectively.

•	Inventory, COGS and SG&A were misstated because the Company incorrectly capitalized certain overhead costs related to inventory, incorrectly determined the net realizable value of inventory and the shrink of returned merchandise, and recorded sales of damaged or returned merchandise as an offset to inventory rather than as revenue. The impact on net income of the adjustments necessary to correct for these errors was

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million and $(0.7) million for fiscal 2002 and fiscal 2003, or $0.03 and $(0.03) per share (diluted), respectively.

•	Inventory and accounts payable were misstated because the Company did not record all inventory in-transit. Adjustments necessary to record all inventory in-transit increased (decreased) reported inventory and accounts payable by $6.3 million and $5.6 million for fiscal 2002 and fiscal 2003, respectively. There was no impact on net income.

•	Net sales, COGS and inventory were misstated because the Company did not provide an allowance for estimated sales returns. During the fiscal 2004 third quarter, the Company changed its accounting for sales returns by establishing an allowance for estimated sales returns. This resulted in a cumulative adjustment in the third quarter of fiscal 2004 to establish the allowance. As part of the restatement, the Company reversed the adjustment to the fiscal third quarter 2004 financial statements to establish the return reserve and recorded the establishment of the reserve on a quarterly basis in the individual financial statements for fiscal 2002, 2003 and 2004. The impact on net income of reversing the cumulative adjustment in the third quarter of fiscal 2004 and recording the liability on a quarterly basis was $(0.1) million and $0.0 million in fiscal 2002 and fiscal 2003, or $(0.01) and $0.00 per share (diluted), respectively.

•	COGS, SG&A and accrued liabilities were misstated and required adjustments to correct the timing, classification and method of accounting for certain transactions. The impact on net income of the adjustments necessary to correct for these errors was $(0.4) million and $(0.5) million for fiscal 2002 and fiscal 2003, or $(0.02) and $(0.02) per share (diluted), respectively.

The tax provision was adjusted for the impact of adjustments described in the preceding paragraph.

The following is a summary of the effects of the restatement on the Company’s consolidated statements of operations and cash flows for the fiscal year ended December 28, 2003.

Consolidated Statement of Operations

	As Previously
Fiscal year ended December 28, 2003	Reported	Adjustment	As Restated
	(In thousands, except per share data)

Net sales	$709,740	$653	$710,393
Cost of goods sold, buying and occupancy	453,814	1,787	455,601
Gross profit	255,926	(1,134)	254,792
Selling and administrative	186,798	3,084	189,882
Depreciation and amortization	10,412	414	10,826
Total operating expenses	197,210	3,498	200,708
Operating income	58,716	(4,632)	54,084
Interest expense	11,405	140	11,545
Income before income taxes	43,877	(4,772)	39,105
Income taxes	17,587	(1,899)	15,688
Net income	$26,290	$(2,873)	$23,417
Earnings per share (basic)	$1.16	$(0.13)	$1.03
Earnings per share (diluted)	$1.16	$(0.13)	$1.03

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows

	As previously
Fiscal year ended December 28, 2003	reported	Adjustment	As restated
	(In thousands)

Cash flows from operating activities	$32,679	$744	$33,423
Cash flows from investing activities	(10,482)	(744)	(11,226)

(3)	Basis of Reporting and Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2005 was comprised of 52 weeks and ended on January 1, 2006. Fiscal year 2004 was comprised of 53 weeks and ended on January 2, 2005. Fiscal year 2003 was comprised of 52 weeks and ended on December 28, 2003.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Segment Reporting

Given the economic characteristics of the Company’s store formats, the similar nature of the products sold, the type of customer and the method of distribution, its operations are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure About Segments of an Enterprise and Related Information.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), related to options issued to employees, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands, except per share data)

Net income, as reported	$23,417	$33,519	$27,539
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	280	822	927

Pro forma net income	$23,137	$32,697	$26,612

Basic earnings per share:
As reported	$1.03	$1.48	$1.21
Pro forma	$1.02	$1.44	$1.17
Diluted earnings per share:
As reported	$1.03	$1.47	$1.21
Pro forma	$1.02	$1.43	$1.17

Pursuant to SFAS No. 123, the weighted-average fair value of stock options granted during fiscal 2003, 2004 and 2005 was $10.32, $24.36 and $24.51 per share, respectively.

The effects of applying SFAS No. 123 in the above pro-forma disclosures are not necessarily indicative of future amounts. The fair value of each stock option was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006

Risk free interest rate	2.9%	2.7%	3.0%
Expected lives	4.0 years	4.0 years	4.1 years
Expected volatility	60.0%	60.0%	59.5%
Expected dividend yield	—	—	0.1%

In the fourth quarter of fiscal 2004 the Company declared its first ever cash dividend, at an annual rate of $0.28 per share of outstanding common stock. The first quarterly payment, of $0.07 per share, was paid on December 15, 2004, to stockholders of record as of December 1, 2004. As a result, the valuation of options granted prior to the fourth quarter of fiscal 2004 assumed no dividend payments.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by using the weighted average shares of common stock outstanding adjusted to include the potentially dilutive effect of an outstanding warrant, outstanding

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and the dilutive effect of unvested restricted shares. The warrant was exercised in the first quarter of fiscal 2003.

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands, except per share data)

Net income	$23,417	$33,519	$27,539

Weighted average shares of common stock outstanding:
Basic	22,651	22,669	22,680
Dilutive effect of common stock equivalents arising from stock options	87	123	122
Dilutive effect of outstanding warrant	15	—	—

Diluted	22,753	22,792	22,802

Basic earnings per share	$1.03	$1.48	$1.21

Diluted earnings per share	$1.03	$1.47	$1.21

The computation of diluted earnings per share for fiscal 2004 and 2005 does not include 331,500 options and 52,500 options, respectively, that were outstanding at year end. The exercise price of these options was greater than the average market price of our common stock during the relevant reporting periods and thus would have been antidilutive. The outstanding warrant was exercised in the first quarter of fiscal 2003.

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“Gift Card Breakage”) and no liability to relevant jurisdictions exists. The Company determines the Gift Card Breakage rate based upon historical redemption patterns. Gift Card Breakage income is included in revenue in the consolidated statements of operations. During the fourth quarter of fiscal 2005, the Company recognized $1.2 million in revenue related to its initial recognition of Gift Card Breakage. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery of product to the customer.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to $39.9 million, $45.5 million and $47.0 million for fiscal 2003, 2004 and 2005, respectively. Advertising expense is included in selling and administrative expenses in the accompanying statements of operations. The Company receives cooperative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-op advertising allowances amounted to $6.3 million, $6.8 million and $7.5 million for fiscal 2003, 2004 and 2005, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-opening Costs

Pre-opening costs, which consist primarily of payroll and recruiting costs, marketing, rent, travel and supplies, are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

Trade and Other Receivables

Trade accounts receivable consist primarily of third party credit card receivables and amounts due from inventory vendors for returned products or co-op advertising. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Valuation of Merchandise Inventories

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with the Company’s distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in inventory value.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of stores and distribution centers throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.

Property and Equipment

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Land	Indefinite
Buildings	20 years
Leasehold improvements	Shorter of 10 years or term of lease
Furniture and equipment	7 - 10 years

Maintenance and repairs are expensed as incurred.

Landlord allowances for tenant improvements are recorded as deferred rent and amortized on a straight-line basis over the lease term as a component of rent expense, in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test for the impairment of goodwill at least annually. The Company performed an annual impairment test as of the end of fiscal years 2003, 2004 and 2005, and goodwill was not impaired.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company is not aware of any events or changes in circumstances that would indicate that its long-lived assets are impaired. The Company has not recognized any significant impairment charges in fiscal 2003, 2004 and 2005.

Leases

The Company leases the majority of its store locations. The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.

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

Self-Insurance Liabilities

The Company maintains self-insurance programs for general liability and a portion of workers’ compensation liability risks. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends, including the severity or frequency of claims, differ from estimates, the Company’s financial results could be significantly impacted.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to an amount resulting in realization that is more likely than not.

Subsequent Event

A quarterly cash dividend of $0.07 per share was declared and paid on March 15, 2006 to stockholders of record as of March 1, 2006.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of Debt

In January 2003, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 provides that the gain or loss recognized upon early debt extinguishment may no longer be classified as extraordinary, but rather must be recognized as a component of net income before extraordinary items, unless the debt extinguishment meets certain criteria set forth in the APB Opinion No. 30, Reporting the Results of Operations: Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). These criteria, which include that the debt extinguishment be unusual in nature and occur infrequently, are expected to be satisfied infrequently. SFAS No. 145 requires enterprises to reclassify prior period items that do not meet the extraordinary item classification criteria in APB No. 30 upon adoption. Upon adoption of SFAS No. 145, the Company retroactively reclassified extraordinary gains and losses related to the redemption of debt for all prior periods presented.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company operates traditional sporting goods retail stores located principally in the western states of the United States. It is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur that affect the retail industry, there could be a significant adverse effect on management’s estimates and an adverse impact on its performance.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of abnormal inventory costs to include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB Opinion No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued.

(4)	Property and Equipment

Property and equipment consist of the following:

	January 2,	January 1,
	2005	2006
	(In thousands)

Land	$186	$186
Building	434	434
Leasehold improvements	48,585	66,287
Furniture and equipment	85,144	101,615

	134,349	168,522
Less accumulated depreciation and amortization	(70,512)	(82,047)

	$63,837	$86,475

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $5.1 million, $6.0 million and $8.2 million for the fiscal years 2003, 2004 and 2005, respectively. The accumulated amortization for leasehold improvements included in the totals above, was $3.9 million, $4.5 million and $5.2 million for the fiscal years 2003, 2004 and 2005, respectively. The gross cost of equipment under capital leases, included above, was $7.0 million and $9.9 million for years ending January 2, 2005 and January 1, 2006, respectively. The accumulated amortization related to these capital leases was $2.4 million and $3.6 million as of January 2, 2005 and January 1, 2006, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

Long-term debt consists of the following:

	January 2,	January 1,
	2005	2006
	(In thousands)

Revolving credit facility	$61,335	$82,094
Term loan	20,000	13,333

	81,335	95,427
Less current portion	(6,667)	(6,667)

Long-term debt, less current portion	$74,668	$88,760

In 1997, the Company issued $131.0 million face amount, 10.875% senior notes due 2007, less a discount of $0.6 million based on an imputed interest rate of 10.95%. The 10.875% senior notes required semiannual interest payments on each May 15th and November 15th, commencing on May 15, 1998. The Company had no mandatory payments of principal on the 10.875% senior notes prior to their maturity in 2007. The 10.875% senior notes were redeemable in whole or in part, at the option of the Company, at any time on or after November 15, 2002, at specified redemption prices, together with any accrued and unpaid interest to such redemption date. During the fiscal year ended December 28, 2003, the Company redeemed $55.0 million face value of 10.875% senior notes for a redemption price of $57.3 million. During the fiscal year ended January 2, 2005, the Company redeemed the remaining $48.1 million face value of 10.875% senior notes for a redemption price of $49.5 million.

Financing Agreement for Revolving Credit Facility and Term Loan

The Company has a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders which replaced the previous $140.0 million revolving credit facility. The financing agreement consists of a non-amortizing $140.0 million revolving credit facility and a $20.0 million amortizing term loan. The first installment payment under the amortizing term loan was due and paid on December 15, 2005. The financing agreement is secured by a first priority security interest in substantially all of the Company’s assets.

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

Under the revolving credit facility, the Company’s maximum eligible borrowing is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the credit facility. As of January 2, 2005 and January 1, 2006, the Company’s total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $69.8 million and $57.7 million, respectively. The revolving credit facility bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 1.25% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%.

At January 2, 2005 and January 1, 2006 the JP Morgan Chase Bank prime lending rate was 5.25% and 7.25%, respectively, and the one-month LIBOR rate was 2.4% and 4.4%, respectively. On January 2, 2005 and January 1, 2006, the Company had borrowings outstanding bearing interest at both LIBOR and the JP Morgan Chase Bank prime lending rates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term loan is amortized over three years, with the first payment of $6.7 million made on December 15, 2005, the second payment of $6.7 million due December 15, 2006, and the final payment of $6.7 million due December 15, 2007. The Company may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00% and a ceiling of LIBOR plus 3.50% or the JP Morgan Chase Bank prime lending rate plus 1.50%.

The financing agreement contains various financial and other covenants, including covenants that require the Company to maintain various financial ratios, restrict its ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that it may incur. The Company’s financing agreement also restricts its ability to engage in mergers or acquisitions, sell assets or pay dividends. The Company may declare a dividend only if no default or event of default exists on the dividend declaration date and is not expected to result from the payment of the dividend and certain other criteria are met, which may include the maintenance of certain financial ratios. If the Company fails to make any required payment under its financing agreement or if the Company otherwise defaults under this instrument, its debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that the Company may have outstanding at that time.

(6)	Fair Values of Financial Instruments

The fair value of cash, trade and other receivables, trade accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amounts of the financing agreement and capital lease obligations reflect the fair values based on current rates available to the Company for debt with the same remaining maturities.

(7)	Lease Commitments

The Company currently leases stores, distribution and headquarters facilities under noncancelable operating leases that expire through the year 2021. These leases generally contain renewal options for periods ranging from 3 to 10 years and require the Company to pay all executory costs such as maintenance and insurance.

Certain of the Company’s leases provide for the payment of contingent rent based on a percentage of sales.

Rental expense for operating leases consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
		(In thousands)

Rental expense	$36,661	$41,356	$42,247
Contingent rentals	1,730	1,676	1,646

Total rental expense	$38,391	$43,032	$43,893

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of January 1, 2006 are:

	Capital	Operating
Year Ending:	Leases	Leases	Total
	(In thousands)

2006	$2,224	$46,885	$49,109
2007	2,097	45,142	47,239
2008	1,303	43,541	44,844
2009	823	38,250	39,073
2010	488	32,500	32,988
Thereafter	235	109,970	110,205

Total minimum lease payments	7,170	$316,288	$323,458

Less imputed interest	738

Present value of minimum lease payments	$6,432

(8)	Accrued Expenses

Accrued expenses consist of the following:

	January 2,	January 1,
	2005	2006
	(In thousands)

Payroll and related expenses	$17,899	$18,770
Self-insurance	7,307	7,439
Advertising	5,867	5,623
Sales tax	8,960	9,212
Gift cards and certificates	6,021	5,907
Occupancy costs	5,204	6,063
Income tax	661	1,117
Fixed asset purchases	1,441	2,978
Legal and audit	568	1,455
Truck delivery	620	1,057
Other	4,125	5,984

	$58,673	$65,605

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)

2003:
Federal	$13,554	$(853)	$12,701
State	2,895	92	2,987

	$16,449	$(761)	$15,688

2004:
Federal	$18,040	$(206)	$17,834
State	5,049	(1,105)	3,944

	$23,089	$(1,311)	$21,778

2005:
Federal	$16,026	$(1,272)	$14,754
State	3,216	(43)	3,173

	$19,242	$(1,315)	$17,927

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands)

Tax expense at statutory rate	$13,687	$19,354	$15,913
State taxes, net of federal benefit	1,899	2,565	2,111
Other	102	(141)	(97)

	$15,688	$21,778	$17,927

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 2,	January 1,
	2005	2006
	(In thousands)

Deferred assets:
Self-insurance liabilities	$2,896	$2,949
Employee benefits	3,189	3,340
State taxes	1,539	1,126
Accrued expenses	7,104	9,583
Tax credits	775	681
Other	929	689

Deferred tax assets	16,432	18,368
Deferred liabilities — basis difference in fixed assets	3,551	4,172

Net deferred tax assets	$12,881	$14,196

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has a 401(k) plan covering eligible employees. Employee contributions may be supplemented by Company contributions. The Company contributed $2.0 million for fiscal 2003, $2.8 million for fiscal 2004 and $2.3 million for fiscal 2005 in employer matching and profit sharing contributions.

The Company has an employment agreement with Robert W. Miller, Chairman Emeritus, that stipulates upon his retirement he will receive $350,000 per year for the remainder of his life. Upon his death, his spouse will continue to receive this benefit for the remainder of her life. The Company has recorded a liability of $1.9 million and $2.1 million as of January 2, 2005 and January 1, 2006, respectively, based on actuarial valuation estimates related to the employment agreement with the executive. The actuarial assumptions used included a discount rate of 5.50% as well as the use of a mortality table as of January 1, 2006.

(11)	Related Party Transactions

Prior to September 1992, the predecessor to what is now the Company’s wholly owned operating subsidiary, Big 5 Corp., was a wholly owned subsidiary of Thrifty Corporation (“Thrifty”), which was in turn a wholly owned subsidiary of Pacific Enterprises. In December 1996, Thrifty was acquired by Rite Aid Corp. (“Rite Aid”). The Company leases certain property and equipment from Rite Aid, which leases this property and equipment from an outside party. Charges related to these leases totaled $0.2 million, $0.4 million and $0.7 million for fiscal 2003, 2004 and 2005, respectively.

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company paid the law firm of Musick, Peeler & Garrett LLP $0.4 million, $0.9 million and $0.7 million in fiscal years 2003, 2004 and 2005, respectively, for services provided. Amounts due to Musick, Peeler & Garrett LLP totaled $0.1 million and $0.2 million as of January 2, 2005 and January 1, 2006, respectively.

The Company has an employment agreement with Robert W. Miller which provides that he will serve as Chairman Emeritus of the Board of Directors for a term of three years from any given date, such that there will always be a minimum of at least three years remaining under his employment agreement. The employment agreement provides for Robert W. Miller to receive an annual base salary of $350,000, as well as specified perquisites. If Robert W. Miller’s employment is terminated by either Robert W. Miller or the Company for any reason, the employment agreement provides that the Company will pay Robert W. Miller his annual base salary and provide specified benefits for the remainder of his life. The employment agreement also provides that in the event Robert W. Miller is survived by his wife, the Company will pay his wife his annual base salary and provide her specified benefits for the remainder of her life. Robert W. Miller is the co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company. The Company recognized expenses of $0.1 million, $0.2 million and $0.1 million in fiscal 2003, 2004 and 2005, respectively, to provide for a liability for the future obligations under this agreement.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Contingencies

On August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of the Company’s bylaws and unjust enrichment by certain executive officers. On November 17, 2005, the plaintiff filed an amended complaint in this action. The amended complaint was brought as a purported derivative action on behalf of the Company against all of the members of the Company’s board of directors and certain executive officers. The amended complaint alleges that the Company’s directors breached their fiduciary duties and violated the Company’s bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The amended complaint seeks an order requiring that an annual meeting of the Company’s stockholders be held, an award of unspecified damages in favor of the Company and against the individual defendants and an award of attorneys’ fees. On January 20, 2006, the Company filed a demurrer to the amended complaint (as did the individual director and officer defendants). The demurrers are currently scheduled for hearing on April 3, 2006. The Company believes that the amended complaint is without merit and intends to defend the suit vigorously. An adverse result in this litigation could harm the Company’s financial condition and results of operations, and the costs of defending this litigation could have a negative impact on the Company’s results of operations. The Company has indemnification agreements with each of its directors and executive officers. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person’s services as a director or executive officer or at the Company’s request, including as a result of this amended complaint, if the applicable director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. Pursuant to these agreements, the Company may advance expenses and indemnify, and in some cases is required to advance expenses and indemnify, its directors and executive officers for certain liabilities incurred in connection with or related to the Childers action.

In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	Selected Quarterly Financial Data (unaudited)

The Selected Quarterly Financial Data for fiscal 2004 set forth in this Note 13 has been revised to reflect the restatement items described in Note 2, “Prior Period Adjustment and Restatement”, above.

Fiscal 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

As previously reported
Net sales	$181,005	$184,487	$195,818	N/A	N/A
Gross profit	$65,639	$67,681	$70,412	N/A	N/A
Net income	$6,799	$7,504	$8,351	N/A	N/A
Net income per share (basic)	$0.30	$0.33	$0.37	N/A	N/A
Net income per share (diluted)	$0.30	$0.33	$0.37	N/A	N/A

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

Adjustments
Net sales	$944	$186	$2,179	N/A	N/A
Gross profit	$2,591	$381	$349	N/A	N/A
Net income	$1,078	$208	$126	N/A	N/A
Net income per share (basic)	$0.05	$0.01	$—	N/A	N/A
Net income per share (diluted)	$0.04	$0.01	$—	N/A	N/A
As restated(1)
Net sales	$181,949	$184,673	$197,997	$217,596	$782,215
Gross profit	$68,230	$68,062	$70,761	$78,529	$285,582
Net income	$7,877	$7,712	$8,477	$9,453	$33,519
Net income per share (basic)	$0.35	$0.34	$0.37	$0.42	$1.48
Net income per share (diluted)	$0.34	$0.34	$0.37	$0.42	$1.47

(1)	The fourth quarter and full year of fiscal 2004 had not been reported previously, and therefore did not require restatement.

Fiscal 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

Net sales	$190,099	$198,132	$206,834	$218,913	$813,978
Gross profit	$67,828	$72,449	$73,537	$74,396	$288,210
Net income	$6,414	$6,146	$7,242	$7,737	$27,539
Net income per share (basic)	$0.28	$0.27	$0.32	$0.34	$1.21
Net income per share (diluted)	$0.28	$0.27	$0.32	$0.34	$1.21

(14)	Stock Options, Restricted Stock and Warrant

1997 Management Equity Plan

The 1997 Management Equity Plan (“1997 Plan”) provides for the sale of shares or granting of incentive stock options or non-qualified stock options to officers, directors and selected key employees of the Company to purchase shares of the Company’s common stock. The 1997 Plan is administered by the board of directors of the Company and the granting of awards under the 1997 Plan is discretionary with respect to the individuals to whom and the times at which awards are made, the number of options awarded or shares sold, and the vesting and exercise period of such awards. The options and stock granted under the 1997 Plan must have an exercise or sale price that is no less than 85% of the fair value of the Company’s common stock at the time the stock option or stock is granted or sold. The aggregate number of common shares that may be allocated to awards under the 1997 Plan is 4,536,000 shares. No more than 810,000 of these shares shall be subject to stock options outstanding at any time. Options granted or restricted stock sold under the 1997 Plan vest ratably over five years from the date the options are granted or the restricted stock is issued and have an exercise period not to exceed 120 months from the date the stock options are granted or the restricted stock is issued. The 1997 Plan does not allow for the transfer of options or stock purchase rights. As of December 28, 2003, January 2, 2005 and January 1, 2006, no options had been granted under the 1997 Plan and 3,744,702 shares of restricted common stock had been sold under the 1997 Plan. The Company does not

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intend to make additional grants under the 1997 Plan. At January 1, 2006, all shares granted under the 1997 Plan were fully vested.

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

Stock option activity for all plans during the periods presented was as follows:

		Weighted Average
	No. of Shares	Exercise Price

Balance at December 29, 2002	61,000	$12.91
Granted	339,800	10.32
Exercised	—	—
Forfeited	(17,000)	10.69

Balance at December 28, 2003	383,800	10.72
Granted	393,200	24.36
Exercised	(13,500)	11.37
Forfeited	(43,350)	17.63

Balance at January 2, 2005	720,150	17.74
Granted	75,000	24.51
Exercised	(12,600)	10.99
Forfeited	(42,900)	18.86

Balance at January 1, 2006	739,650	$18.48

The following is a summary of stock options outstanding and exercisable at January 1, 2006:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Years	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Remaining	Price	Options	Price

$10.32 - $13.00	318,250	7.0	$10.70	170,750	$10.82
22.00 - 24.61	368,900	8.3	24.25	95,725	24.34
25.05 - 27.23	52,500	9.7	25.15	625	27.23

	739,650			267,100

BIG 5 SPORTING GOODS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to Costs		Balance at
	Period	and Expenses	Deductions	End of Period
	(In thousands)

December 28, 2003
Allowance for doubtful receivables	$460	$175	$(376)	$259
Allowance for sales returns	2,456	1,066	(946)	2,576
Inventory valuation allowance	1,112	3,015	(2,822)	1,305
January 2, 2005
Allowance for doubtful receivables	$259	$205	$(206)	$258
Allowance for sales returns	2,576	1,083	(848)	2,811
Inventory valuation allowance	1,305	2,423	(2,330)	1,398
January 1, 2006
Allowance for doubtful receivables	$258	$136	$(160)	$234
Allowance for sales returns	2,811	1,350	(1,266)	2,895
Inventory valuation allowance	1,398	3,870	(2,618)	2,650

II-1