Form 10-Q
period 2006-04-02
BIG 5 SPORTING GOODS CORP
filed 2006-05-12
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____________________ to ____________________
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     There were 22,706,327 shares of common stock, with a par value of $0.01 per share outstanding at May 5, 2006.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Balance Sheets

	April 2,	January 1,
	2006	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$6,482	$6,054
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $2,557 and $3,129, respectively	5,484	7,900
Merchandise inventories	227,163	223,243
Prepaid expenses and other current assets	9,130	9,561
Deferred income taxes	8,354	9,146

Total current assets	256,613	255,904

Property and equipment, net of accumulated depreciation of $81,642 and $82,047, respectively	85,662	86,475
Deferred income taxes	5,808	5,050
Leasehold interest, net of accumulated amortization of $28,385 and $27,966, respectively	—	419
Other assets, net of accumulated amortization of $576 and $489, respectively	1,283	702
Goodwill	4,433	4,433

Total assets	$353,799	$352,983

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,367	$90,698
Accrued expenses	53,408	63,490
Current portion of capital lease obligations	1,910	1,904
Current portion of long-term debt	6,667	6,667

Total current liabilities	163,352	162,759

Deferred rent, less current portion	18,987	19,150
Capital lease obligations, less current portion	4,278	4,528
Long-term debt, less current portion	84,403	88,760
Other long-term liabilities	2,167	2,115

Total liabilities	273,187	277,312

Commitments and contingencies and subsequent events
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; 22,705,577 shares and 22,691,127 shares issued and outstanding at April 2, 2006 and January 1, 2006, respectively	228	227
Additional paid-in capital	85,022	84,436
Accumulated deficit	(4,638)	(8,992)

Total stockholders’ equity	80,612	75,671

Total liabilities and stockholders’ equity	$353,799	$352,983

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Operations

	13 Weeks Ended
	April 2, 2006	April 3, 2005
	(In thousands, except per share data)

Net sales	$207,181	$190,099
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	133,754	122,271

Gross profit	73,427	67,828

Operating expenses:
Selling and administrative	57,392	52,651
Depreciation and amortization	4,400	3,448

Total operating expenses	61,792	56,099

Operating income	11,635	11,729

Interest expense	1,829	1,141

Income before income taxes	9,806	10,588

Income taxes	3,863	4,174

Net income	$5,943	$6,414

Dividends per share declared	$0.07	$0.07

Earnings per share:
Basic	$0.26	$0.28

Diluted	$0.26	$0.28

Weighted average shares of common stock outstanding:
Basic	22,702	22,678

Diluted	22,787	22,813

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows

	13 Weeks Ended
	April 2, 2006	April 3, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$5,943	$6,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,400	3,448
Share-based compensation	374	—
Amortization of deferred finance charges	87	94
Deferred income taxes	34	954
(Gain) loss on disposal of equipment	(199)	(32)
Changes in operating assets and liabilities:
Merchandise inventories	(3,920)	(2,929)
Trade and other receivables, net	2,416	1,149
Prepaid expenses and other assets	(237)	(1,170)
Accounts payable	14,027	5,238
Accrued expenses and deferred rent	(11,894)	(11,493)

Net cash provided by operating activities	11,031	1,673

Cash flows from investing activities:
Purchases of property and equipment	(1,394)	(3,651)
Proceeds from disposal of equipment	222	32

Net cash used in investing activities	(1,172)	(3,619)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit facilities and bank overdraft	(7,715)	5,162
Principal payments on capital lease obligations	(340)	(361)
Proceeds from exercise of stock options	152	1
Tax benefit of stock options exercised	61	—
Dividends paid	(1,589)	(1,587)

Net cash (used in) provided by financing activities	(9,431)	3,215

Net increase in cash and cash equivalents	428	1,269

Cash and cash equivalents at beginning of period	6,054	6,746

Cash and cash equivalents at end of period	$6,482	$8,015

Supplemental disclosures of non-cash investing activities:
Property acquired under capital leases	$96	$652

Property purchases accrued	$1,701	$3,728

Supplemental disclosures of cash flow information:
Interest paid	$1,795	$1,402

Income taxes paid	$4,400	$5,990

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer in the United States, operating 326 stores in 10 western states at April 2, 2006. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift certificates and gift cards.
     The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments considered necessary for a fair presentation of the Company’s financial position, the results of operations and cash flows for the periods presented.
     The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
Consolidation
     The unaudited condensed consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp., and Big 5 Services Corp. All significant intercompany balances and transactions have been eliminated in consolidation.
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2006 is comprised of 52 weeks and ends on December 31, 2006. Fiscal year 2005 was comprised of 52 weeks and ended on January 1, 2006. The fiscal interim periods ended April 2, 2006 and April 3, 2005 were comprised of 13 weeks.

Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the value of stock options; the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
Stock-Based Compensation
     In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors, and specified consultants. Under the 2002 Plan, the Company may grant options to purchase up to 3,645,000 shares of common stock. At April 2, 2006, 2,297,400 shares remained available for future grant under the 2002 Plan. Options granted under the 2002 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2002 Plan.
     In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the quarter. The adoption of this method in the first quarter of fiscal 2006 increased compensation expense by $0.4 million (pretax), included in selling and administrative expenses, and reduced operating income and income before income taxes by the same amount. The recognized tax benefit related to the compensation expense was $0.1 million. Net income was reduced by $0.3 million or $0.01 and $0.01 per basic and diluted share. The impact on cash flows from operating and financing activities was immaterial.

     A summary of the status of the Company’s stock options is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life	Value
				(In thousands)
Outstanding at January 1, 2006	739,650	$18.48	7.59
Stock options granted during the year	478,600	19.16	9.95
Stock options exercised	(15,750)	10.32	7.05
Forfeited or expired	(34,600)	22.14	8.39

Outstanding at April 2, 2006	1,167,900	$18.79	8.56	$2,834

Exercisable at April 2, 2006	374,150	$16.48	7.24	$1,924

     The aggregate intrinsic value of stock options exercised for the quarters ended April 2, 2006 and April 3, 2005 was approximately $0.1 million and $1,600, respectively.
     The fair value of each option was estimated on the date of grant using the Black-Scholes method based on the following weighted-average assumptions:

13 Weeks Ended
April 2, 2006
Weighted-average assumptions:
Risk free interest rate	4.2% to 4.7%
Expected lives	6.25 years
Expected volatility	52%
Expected dividend yield	1.99%
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment; the expected volatility is based on historical volatilities of the Company’s common stock and an index of a peer group because the Company’s historical period to measure volatility was not long enough to cover the expected lives of the options; and the expected dividend yield is based on the Company’s average historical dividend yield and future expectations.
     Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during the first quarter ended April 2, 2006 was $8.89 per share. The Company did not grant any stock options during the first quarter ended April 3, 2005. The total cash received from employees as a result of employee stock option exercises during the quarter ended April 2, 2006 and April 3, 2005 was approximately $0.2 million and $1,000, respectively.
     As of April 2, 2006, there was $7.2 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.25 years. The total fair value of shares vested during the first quarter ended April 2, 2006 and April 3, 2005 was $0.5 million and $1.0 million, respectively.
     Awards which vested in fiscal 2005 and earlier were accounted for under the intrinsic value method prescribed in APB No. 25. No compensation expense related to options was recognized because the exercise price of our employee stock options equaled the market price of the underlying stock on the grant date. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date under SFAS 123, net earnings would have been the pro forma amounts shown below:

13 Weeks Ended
April 3, 2005
(In thousands, except
per share data)
Net income, as reported	$6,414
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	235

Pro forma net income	$6,179

Basic earnings per share:
As reported	$0.28
Pro forma	$0.27
Diluted earnings per share:
As reported	$0.28
Pro forma	$0.27
     The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option was estimated on the date of grant using the Black-Scholes method based on the following weighted-average assumptions:

13 Weeks Ended
April 3, 2005
Weighted average assumptions:
Risk free interest rate	2.8%
Expected lives	4 years
Expected volatility	60%
Expected dividend yield	—
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
(2) Quarterly Dividend
     In the fourth quarter of fiscal 2004, the Company declared a cash dividend, at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid throughout fiscal 2005. For fiscal 2006, a quarterly dividend of $0.07 per share was paid on March 15, 2006 to stockholders of record as of March 1, 2006. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock.
(3) Earnings Per Share
     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by using the weighted average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended
	April 2, 2006	April 3, 2005
	(In thousands, except per share data)

Net income	$5,943	$6,414

Weighted average shares of common stock outstanding
Basic	22,702	22,678
Dilutive effect of common stock equivalents arising from stock options	85	135

Diluted	22,787	22,813

Basic earnings per share	$0.26	$0.28

Diluted earnings per share	$0.26	$0.28

     The computation of diluted earnings per share for the 13 weeks ended April 2, 2006 and the 13 weeks ended April 3, 2005 does not include 396,200 and 2,500 options, respectively, that were outstanding on those dates. The exercise price of these options was greater than the average market price of the Company’s common stock during the relevant reporting periods and thus would have been antidilutive.
(4) Contingencies
     On August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of the Company’s bylaws and unjust enrichment by certain executive officers. On November 17, 2005, the plaintiff filed an amended complaint in this action. The amended complaint was brought as a purported derivative action on behalf of the Company against all of the members of the Company’s Board of Directors and certain executive officers. The amended complaint alleges that the Company’s directors breached their fiduciary duties and violated the Company’s bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The amended complaint seeks an order requiring that an annual meeting of the Company’s stockholders be held, an award of unspecified damages in favor of the Company and against the individual defendants and an award of attorneys’ fees. On January 20, 2006, the Company filed a demurrer to the amended complaint (as did the individual director and officer defendants). At a hearing on April 3, 2006, the court sustained the demurrers and granted the plaintiff leave to further amend the complaint and to seek limited discovery. A hearing is currently scheduled for June 26, 2006. The Company believes that the amended complaint is without merit and intends to defend the suit vigorously. An adverse result in this litigation could harm the Company’s financial condition and results of operations, and the costs of defending this litigation could have a negative impact on the Company’s results of operations. The Company has indemnification agreements with each of its directors and executive officers. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person’s services as a director or executive officer or at the Company’s request, including as a result of this amended complaint, if the applicable director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. Pursuant to these agreements, the Company may advance expenses and indemnify, and in some cases is required to advance expenses and indemnify, its directors and executive officers for certain liabilities incurred in connection with or related to the Childers action.
     In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
     We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition.
Use of Estimates
     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Significant items subject to such estimates and assumptions include the value of stock options; the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
Valuation of Long-Lived Assets
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are impaired. We did not recognize any significant impairment charges in the 13 weeks ended April 2, 2006 or the 13 weeks ended April 3, 2005.
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
13 Weeks Ended April 2, 2006 Compared to 13 Weeks Ended April 3, 2005
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 2, 2006		April 3, 2005
Net sales	$207,181	100.0%	$190,099	100.0%
Cost of goods sold	133,754	64.6	122,271	64.3

Gross profit	73,427	35.4	67,828	35.7
Operating expenses:
Selling and administrative	57,392	27.7	52,651	27.7
Depreciation and amortization	4,400	2.1	3,448	1.8

Total operating expenses	61,792	29.8	56,099	29.5

Operating income	11,635	5.6	11,729	6.2
Interest expense	1,829	0.9	1,141	0.6

Income before income taxes	9,806	4.7	10,588	5.6
Income taxes	3,863	1.8	4,174	2.2

Net income	$5,943	2.9%	$6,414	3.4%

     Net Sales. Net sales increased by $17.1 million, or 9.0%, to $207.2 million in the 13 weeks ended April 2, 2006 from $190.1 million in the same period last year. The growth in net sales is mainly attributable to an increase of $9.9 million in same store sales and an increase of $6.9 million in new store sales, net of sales for closed stores, which reflected the opening of 17 new stores, net of relocations, since January 2, 2005. Same store sales increased 5.3% in the 13 weeks ended April 2, 2006 versus the 13 weeks ended April 3, 2005. The increase in net sales for the 13 weeks ended April 2, 2006 was attributable to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at April 2, 2006 was 326 versus 309 at April 3, 2005. We opened two stores in the 13 weeks ended April 2, 2006, and opened one store, which was a relocation of an existing store, in the 13 weeks ended April 3, 2005. We expect to open approximately 20 new stores during fiscal 2006.
     Gross Profit. Gross profit increased by $5.6 million, or 8.3%, to $73.4 million in the 13 weeks ended April 2, 2006 from $67.8 million in the 13 weeks ended April 3, 2005. Our gross profit margin was 35.4% in the 13 weeks ended April 2, 2006 compared to 35.7% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, decreased 10 basis points versus the same period in the prior year, due primarily to more sales of winter-related products occurring late in the winter season this year at marked-down prices. Distribution center costs increased $4.6 million, or 190 basis points, due primarily to the commencement of operations at our new distribution center, higher payroll-related costs and increased trucking expense, due in part to higher gasoline prices. Store occupancy costs also increased by $1.2 million, or 10 basis points, year-over-year due mainly to new store openings. Distribution center costs capitalized into inventory for this year’s first quarter increased $1.7 million, or 90 basis points, compared to the same period in the prior year, primarily due to higher costs related to our new distribution center. Inventory reserve provisions decreased $1.3 million, or 80 basis points, from the prior year due primarily to lower provisions for shrink and for the realizability of the value of returned goods. Additionally, in the first quarter of the prior year, we recorded a loss of $0.5 million, or 30 basis points, related to flood damage at one of our stores.
     Selling and Administrative. Selling and administrative expenses increased by $4.7 million to $57.4 million, or 27.7% of net sales, in the 13 weeks ended April 2, 2006 from $52.7 million, or 27.7% of net sales, in the same period last year. The increase reflected a $1.6 million, or 70 basis point, increase in legal and audit fees for the first quarter of this year, due primarily to higher audit costs and accounting consultant costs related to Sarbanes Oxley Act compliance work. Store-related expenses, excluding occupancy, increased by $2.0 million from the prior year, but declined 50 basis points as a percentage of sales, as our sales level for the current quarter allowed leveraging of these expenses. Advertising expense increased $0.3 million compared to last year, but declined 30 basis points as a percentage of sales, reflecting the benefit of $0.2 million higher co-op advertising cost reimbursements from vendors. Selling and administrative expenses also reflect a $0.4 million, or 20 basis point, provision in this year’s first quarter for the expensing of stock options following our adoption of SFAS No. 123 (R), Share-Based Payment, beginning in fiscal 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 27.6%, to $4.4 million for the 13 weeks ended April 2, 2006 from $3.4 million for the same period last year. The higher expense was primarily due to the commencement of operations at our new distribution center as well as the increase in store count to 326 stores at the end of the first quarter of fiscal 2006 from 309 stores at the end of the first quarter of fiscal 2005.
     Interest Expense. Interest expense increased by $0.7 million, or 60.3%, to $1.8 million in the 13 weeks ended April 2, 2006 from $1.1 million in the same period last year. The increase in interest expense primarily reflects the impact of rising interest rates on our variable rate debt.
     Income Taxes. The provision for income taxes was $3.9 million for the 13 weeks ended April 2, 2006 and $4.2 million for the 13 weeks ended April 3, 2005. Our effective tax rate was 39.4% for both the first quarter of fiscal 2006 and the first quarter of fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings from the revolving credit facility under our financing agreement.
     Operating Activities. Net cash provided by operating activities for the first 13 weeks of fiscal 2006 and fiscal 2005 was $11.0 million and $1.7 million, respectively. The increase for fiscal 2006 primarily reflects reduced funding for working capital partially offset by lower net income versus the same period last year. Comparing the first 13 weeks of fiscal 2006 to the corresponding period in the prior year, the positive cash flow effect of higher accounts payable was partially offset by an increased use of cash to purchase merchandise inventories and to fund a reduction in accrued expenses for employee benefits and other expenses.
     Investing Activities. Net cash used in investing activities for the first 13 weeks of fiscal 2006 and fiscal 2005 was $1.2 million and $3.6 million, respectively. Capital expenditures, excluding non-cash acquisitions, for the fiscal 2006 first quarter were $1.4 million compared to $3.7 million for the same period last year. The higher capital expenditures last year reflect expenditures for our new distribution center.
     Financing Activities. Net cash used in financing activities for the first 13 weeks of fiscal 2006 was $9.4 million and net cash provided by financing activities for the first 13 weeks of fiscal 2005 was $3.2 million. Cash for the current period financing activities was used primarily to repay borrowings under our revolving credit facility and to finance dividend payments. For the prior year, cash requirements were provided by our revolving credit facility to finance working capital, capital expenditures and dividend payments.
     As of April 2, 2006, we had revolving credit borrowings of $77.8 million, a term loan balance of $13.3 million and letter of credit commitments of $0.7 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $75.4 million, a term loan balance of $20.0 million and letter of credit commitments of $0.9 million outstanding under our financing agreement as of April 3, 2005.
     In the fourth quarter of fiscal 2004, the Company declared a cash dividend, at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid throughout fiscal 2005. For fiscal 2006, a quarterly dividend of $0.07 per share was paid on March 15, 2006 to stockholders of record as of March 1, 2006. The aggregate amount of each quarterly dividend was approximately $1.6 million. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Our ability to pay this dividend in the future will depend, in part, on compliance with the restrictions on dividends contained in our financing agreement.
     Future Capital Requirements. We had cash and cash equivalents on hand of $6.5 million at April 2, 2006. We expect capital expenditures for the remaining three quarters of fiscal 2006, excluding non-cash acquisitions under capital leases, to range from $10.0 to $11.0 million, primarily to fund the opening of approximately 18 new stores, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases.
     We believe we will be able to fund our future cash requirements for operations from cash on hand, operating cash flows and borrowings from the revolving credit facility under our financing agreement. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our scheduled payments under debt obligations, repurchase common stock and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Item 1A, “Risk Factors” included in this report and in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
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
     Contractual Obligations and Other Commitments. Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with GAAP.
     Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire. Capital lease commitments consist principally of leases for our distribution center trailers and management information systems hardware. Payments for these lease commitments are provided for by cash flows generated from operations or through borrowings from the revolving credit facility under our financing agreement.
     Issued and outstanding letters of credit were $0.7 million at April 2, 2006, and were related primarily to importing of merchandise and funding insurance program liabilities.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
     Financing Agreement. On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. The financing agreement consists of a non-amortizing $140.0 million revolving credit facility and a $20.0 million amortizing term loan. The first installment payment of $6.7 million under the amortizing term loan was due and paid on December 15, 2005. The financing agreement is secured by a first priority security interest in substantially all of our assets.
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
FORWARD-LOOKING STATEMENTS
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “feels”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, without limitation, any risk factors set forth under Item 1A, “Risk Factors” in this report and in our Annual Report on Form 10-K and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the rate at April 2, 2006, our interest expense would increase $0.9 million on an annual basis based on the outstanding balance of our borrowings under our financing agreement at April 2, 2006. We do not hold any derivative instruments and do not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and because of the material weaknesses discussed below under “Changes in Internal Control Over Financial Reporting”, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 2, 2006.
Changes in Internal Control Over Financial Reporting
     As described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006, based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of January 1, 2006, we did not maintain effective internal control over financial reporting. We identified the following material weaknesses in our internal control over financial reporting as of January 1, 2006:
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
     As a result of the identification of these material weaknesses, during the fiscal year ended January 1, 2006, we implemented significant changes in our internal control over financial reporting, including the following:
•	We have hired Barry Emerson, an individual with experience as a certified public accountant who we believe has a strong background in GAAP and public reporting to be our principal financial officer, as our Senior Vice

President, CFO and Treasurer. Mr. Emerson began employment with the Company on September 12, 2005. Mr. Emerson is responsible for our accounting function (including the closing of our books and records), is in charge of our public reporting and preparation of our financial statements, and has responsibility for improving internal controls. Mr. Emerson reports directly to the CEO. Mr. Emerson is in charge of our accounting department, and as such, senior accounting department personnel report to him. We also have retained outside accounting consultants with significant public reporting and internal audit experience to assist us. We also have implemented a policy requiring increased training and continuing education for certain members of our accounting department management, including persons with the responsibilities of CFO, controller and treasurer (including assistants).
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
     We will continue to implement and perform testing of these controls and we believe that these policies and procedures will reasonably assure remediation of the material weakness in our internal control. Our CEO and CFO believe that the procedures we performed in connection with our preparation of this Quarterly Report on Form 10-Q provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements contained in this Quarterly Report on Form 10-Q. These additional procedures have not been audited at this time by our independent registered public accounting firm.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of the Company’s bylaws and unjust enrichment by certain executive officers. On November 17, 2005, the plaintiff filed an amended complaint in this action. The amended complaint was brought as a purported derivative action on behalf of the Company against all of the members of the Company’s Board of Directors and certain executive officers. The amended complaint alleges that the Company’s directors breached their fiduciary duties and violated the Company’s bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The amended complaint seeks an order requiring that an annual meeting of the Company’s stockholders be held, an award of unspecified damages in favor of the Company and against the individual defendants and an award of attorneys’ fees. On January 20, 2006, the Company filed a demurrer to the amended complaint (as did the individual director and officer defendants). At a hearing on April 3, 2006, the court sustained the demurrers and granted the plaintiff leave to further amend the complaint and to seek limited discovery. A hearing is currently scheduled for June 26, 2006. The Company believes that the amended complaint is without merit and intends to defend the suit vigorously. An adverse result in this litigation could harm the Company’s financial condition and results of operations, and the costs of defending this litigation could have a negative impact on the Company’s results of operations. The Company has indemnification agreements with each of its directors and executive officers. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person’s services as a director or executive officer or at the Company’s request, including as a result of this amended complaint, if the applicable director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. Pursuant to these agreements, the Company may advance expenses and indemnify, and in some cases is required to advance expenses and indemnify, its directors and executive officers for certain liabilities incurred in connection with or related to the Childers action.
     In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A.   Risk Factors
     There have been no material changes to the risk factors identified in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3.     Defaults Upon Senior Securities
     None.
Item 4.     Submission of Matters to a Vote of Security Holders
     None.
Item 5.     Other Information
     During the second quarter of fiscal 2006, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend on market conditions and other considerations.
Item 6.     Exhibits
     (a) Exhibits

Exhibit Number	Description of Document
10.1	Base Salary and Bonus Information for Certain Executive Officers (Incorporated by reference to Exhibit 10.1 to the issuer’s Current Report on Form 8-K filed on March 17, 2006).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: May 12, 2006	By:	/s/ Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)