Form 10-Q
period 2006-07-02
BIG 5 SPORTING GOODS CORP
filed 2006-08-11
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
     There were 22,709,627 shares of common stock, with a par value of $0.01 per share outstanding at August 4, 2006.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 2,	January 1,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$8,218	$6,054
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $2,603 and $3,129, respectively	7,932	7,900
Merchandise inventories	245,561	223,243
Prepaid expenses and other current assets	11,497	9,561
Deferred income taxes	8,965	9,146

Total current assets	282,173	255,904

Property and equipment, net of accumulated depreciation and amortization of $85,632 and $82,047, respectively	85,134	86,475
Deferred income taxes	6,165	5,050
Leasehold interest, net of accumulated amortization of $28,385 and $27,966, respectively	—	419
Other assets, net of accumulated amortization of $565 and $489, respectively	1,277	702
Goodwill	4,433	4,433

Total assets	$379,182	$352,983

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,928	$90,698
Accrued expenses	49,539	63,490
Current portion of capital lease obligations	1,963	1,904
Current portion of long-term debt	—	6,667

Total current liabilities	157,430	162,759

Deferred rent, less current portion	19,373	19,150
Capital lease obligations, less current portion	3,853	4,528
Long-term debt, less current portion	109,582	88,760
Other long-term liabilities	2,220	2,115

Total liabilities	292,458	277,312

Commitments and contingencies and subsequent events
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares; 22,708,377 shares and 22,691,127 shares issued and outstanding at July 2, 2006 and January 1, 2006, respectively	228	227
Additional paid-in capital	85,749	84,436
Retained earnings (Accumulated deficit)	747	(8,992)

Total stockholders’ equity	86,724	75,671

Total liabilities and stockholders’ equity	$379,182	$352,983

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net sales	$211,806	$198,132	$418,987	$388,231
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	135,094	125,683	268,848	247,954

Gross profit	76,712	72,449	150,139	140,277

Operating expenses:
Selling and administrative	58,571	57,529	115,963	110,180
Depreciation and amortization	4,004	3,486	8,404	6,934

Total operating expenses	62,575	61,015	124,367	117,114

Operating income	14,137	11,434	25,772	23,163

Interest expense	1,869	1,283	3,698	2,424

Income before income taxes	12,268	10,151	22,074	20,739

Income taxes	4,837	4,005	8,700	8,179

Net income	$7,431	$6,146	$13,374	$12,560

Dividends per share declared	$0.09	$0.07	$0.16	$0.14

Earnings per share:
Basic	$0.33	$0.27	$0.59	$0.55

Diluted	$0.33	$0.27	$0.59	$0.55

Weighted-average shares of common stock outstanding:
Basic	22,707	22,678	22,705	22,678

Diluted	22,807	22,802	22,805	22,808

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26 Weeks Ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net income	$13,374	$12,560
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,404	6,934
Share-based compensation	1,063	—
Amortization of deferred finance charges	126	189
Deferred income taxes	(934)	214
Gain on disposal of equipment	(199)	(32)
Changes in operating assets and liabilities:
Merchandise inventories	(22,318)	(14,084)
Trade and other receivables, net	(32)	1,450
Prepaid expenses and other assets	(2,637)	(8,027)
Accounts payable	16,995	5,121
Accrued expenses and deferred rent	(14,849)	(4,601)

Net cash used in operating activities	(1,007)	(276)

Cash flows from investing activities:
Purchases of property and equipment	(5,246)	(17,158)
Proceeds from disposal of equipment	223	32

Net cash used in investing activities	(5,023)	(17,126)

Cash flows from financing activities:
Net borrowings under revolving credit facilities and bank overdraft	17,390	22,376
Principal payments on term loan	(5,000)	—
Principal payments on capital lease obligations	(812)	(761)
Proceeds from exercise of stock options	181	4
Excess tax benefit of stock options exercised	70	—
Dividends paid	(3,635)	(3,175)

Net cash provided by financing activities	8,194	18,444

Net increase in cash and cash equivalents	2,164	1,042

Cash and cash equivalents at beginning of period	6,054	6,746

Cash and cash equivalents at end of period	$8,218	$7,788

Supplemental disclosures of non-cash investing activities:
Property acquired under capital leases	$196	$1,718

Property purchases accrued	$1,226	$1,503

Supplemental disclosures of cash flow information:
Interest paid	$3,506	$2,708

Income taxes paid	$11,888	$13,534

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer in the United States, operating 329 stores in 10 western states at July 2, 2006. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift certificates and gift cards.
     The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2006 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
     The operating results or cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp., and Big 5 Services Corp. All significant intercompany balances and transactions have been eliminated in consolidation.
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2006 is comprised of 52 weeks and ends on December 31, 2006. Fiscal year 2005 was comprised of 52 weeks and ended on January 1,

2006. The fiscal interim periods ended July 2, 2006, April 2, 2006, July 3, 2005 and April 3, 2005 were comprised of 13 weeks.
Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the value of stock options; the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
Stock-Based Compensation
     In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors, and specified consultants. Under the 2002 Plan, the Company may grant options to purchase up to 3,645,000 shares of common stock. At July 2, 2006, 2,411,850 shares remained available for future grant under the 2002 Plan. Options granted under the 2002 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2002 Plan.
     In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the quarter. The adoption of this method increased compensation expense by $0.7 million and $1.1 million for the 13 weeks and 26 weeks ended July 2, 2006, respectively, and reduced operating income and income before income taxes by the same amount. The recognized tax benefit related to the compensation expense for the 13 weeks and 26 weeks ended July 2, 2006 was $0.3 million and $0.4 million, respectively. Net income for the 13 weeks and 26 weeks ended

July 2, 2006 was reduced by $0.4 million, or $0.02 per basic and diluted share, and $0.7 million, or $0.03 per basic and diluted share, respectively.
     A summary of the status of the Company’s stock options is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life	Value
				(In thousands)
Outstanding at January 1, 2006	739,650	$18.48
Granted	519,200	19.26
Exercised	(17,050)	10.44
Forfeited or expired	(53,100)	20.79

Outstanding at July 2, 2006	1,188,700	$18.86	8.37	$2,720

Exercisable at July 2, 2006	383,125	$16.39	6.97	$1,964

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $19.50 as of July 2, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised for the 26 weeks ended July 2, 2006 and July 3, 2005 was approximately $0.2 million and $1,600, respectively.
     The fair value of each option was estimated on the date of grant using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended	26 Weeks Ended
	July 2, 2006	July 2, 2006
Assumptions:
Risk free interest rate	5.0%	4.7%
Expected term	6.25 years	6.25 years
Expected volatility	52%	52%
Expected dividend yield	1.76%	1.97%
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to Staff Accounting Bulletin (“SAB”) No. 107, Share-based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock and an index of a peer group because the Company’s historical period to measure volatility was not long enough to cover the expected terms of the options; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.
     Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during the 13 weeks and 26 weeks ended July 2, 2006 was $9.79 per share and $8.96 per share, respectively. The Company did not grant any stock options during the 26 weeks ended July 3, 2005. The total cash received from employees as a result of employee stock option exercises during the 13 weeks and 26 weeks ended July 2, 2006 was approximately $49,000 and $0.2 million, respectively. The total cash received from employees as a result of employee stock option exercises during the 26 weeks ended July 3, 2005, was $4,100. There were no options exercised during the 13 weeks ended July 3, 2005.
     As of July 2, 2006, there was $6.3 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the 26 weeks ended July 2, 2006 and the 26 weeks ended July 3, 2005 was $0.7 million and $1.7 million, respectively.
     Awards which vested in fiscal 2005 and earlier were accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”). No compensation expense related to options was recognized because the exercise price of our employee stock options equaled the market price of the underlying stock on the grant date. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date under SFAS No. 123, net earnings would have been the pro forma amounts shown below:

	13 Weeks Ended	26 Weeks Ended
	July 3, 2005	July 3, 2005
	(In thousands, except per share data)
Net income, as reported	$6,146	$12,560

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	234	469

Pro forma net income	$5,912	$12,091

Basic earnings per share:
As reported	$0.27	$0.55
Pro forma	$0.26	$0.53
Diluted earnings per share:
As reported	$0.27	$0.55
Pro forma	$0.26	$0.53

     The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option was estimated on the date of grant using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended	26 Weeks Ended
	July 3, 2005	July 3, 2005
Assumptions:
Risk free interest rate	2.8%	2.8%
Expected term	4 years	4 years
Expected volatility	60%	60%
Expected dividend yield	—	—
Valuation of Merchandise Inventories
     The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with the Company’s distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in inventory value.
     Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of stores and its distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. The Company does not expect that FIN 48, when adopted, will have a material impact on the Company’s consolidated financial statements.

     In July 2006, the Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The task force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, Issue No. 06-3 states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), so Issue No. 06-3 is not expected to have an impact on the Company’s consolidated financial statements.
     There are no other accounting standards issued as of August 11, 2006 that are expected to have a material impact on the Company’s consolidated financial statements.
(2) Quarterly Dividend
     Quarterly dividend payments of $0.07 per share were paid during fiscal 2005. For fiscal 2006, a quarterly dividend of $0.07 per share was paid in the first quarter. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock, and declared a quarterly cash dividend of $0.09 per share which was paid on June 15, 2006 to stockholders of record as of June 1, 2006. In the third quarter of fiscal 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on September 15, 2006 to stockholders of record as of September 1, 2006.
(3) Earnings Per Share
     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(In thousands, except per share data)
Net income	$7,431	$6,146	$13,374	$12,560

Weighted-average shares of common stock outstanding:
Basic	22,707	22,678	22,705	22,678
Dilutive effect of common stock equivalents	100	124	100	130

Diluted	22,807	22,802	22,805	22,808

Basic earnings per share	$0.33	$0.27	$0.59	$0.55

Diluted earnings per share	$0.33	$0.27	$0.59	$0.55

     The computation of diluted earnings per share for the 13 weeks ended July 2, 2006, the 26 weeks ended July 2, 2006, the 13 weeks ended July 3, 2005, and the 26 weeks ended July 3, 2005 does not include 877,090, 697,042, 2,500 and 2,500 options, respectively, that were outstanding and had an antidilutive effect on those dates.
(4) Long-Term Debt
     On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million, consisting of a non-amortizing $161.7 million revolving credit facility and an amortizing term loan balance of $13.3 million. The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The financing agreement is secured by a first priority security interest in substantially all of our assets.
     The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2011, we must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.

     The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%.
     A principal payment on the term loan of $6.7 million is due December 15, 2007, with the remaining balance due December 15, 2008. On June 30, 2006 we prepaid $5.0 million of the term loan to bring the outstanding balance at July 2, 2006 to $8.3 million. We may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00%.
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
     Prior to the filing of any further amendment to the complaint, and following arms-length negotiations, the parties came to an agreement in principle to settle the matter. Terms of the proposed settlement include no admission of liability with regard to the litigation by the Company or any individual defendant, an acknowledgment by the Company that the litigation preceded the adoption or implementation of certain measures, internal controls and procedures that relate to certain of the allegations raised in the litigation and thus confer a benefit to the Company, and the payment by the Company’s insurance carrier of $150,000 in plaintiffs’ attorneys’ fees on behalf of the Company and the individual director and officer defendants. The settlement remains subject to, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above and judicial approval of the settlements by the court.
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
Use of Estimates
     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Significant items subject to such estimates and assumptions include the value of stock options; the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and obligations related to litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
Valuation of Merchandise Inventories
     Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with our distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for estimated decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.
     Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories of our stores and distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.
Valuation of Long-Lived Assets
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are impaired. We did not recognize any significant impairment charges in the 13 or 26 weeks ended July 2, 2006 or the 13 or 26 weeks ended July 3, 2005.
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
13 Weeks Ended July 2, 2006 Compared to 13 Weeks Ended July 3, 2005
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 2, 2006		July 3, 2005
Net sales	$211,806	100.0%	$198,132	100.0%
Cost of goods sold	135,094	63.8	125,683	63.4

Gross profit	76,712	36.2	72,449	36.6
Operating expenses:
Selling and administrative	58,571	27.7	57,529	29.0
Depreciation and amortization	4,004	1.9	3,486	1.8

Total operating expenses	62,575	29.6	61,015	30.8

Operating income	14,137	6.6	11,434	5.8
Interest expense	1,869	0.9	1,283	0.7

Income before income taxes	12,268	5.7	10,151	5.1
Income taxes	4,837	2.3	4,005	2.0

Net income	$7,431	3.4%	$6,146	3.1%

     Net Sales. Net sales increased by $13.7 million, or 6.9%, to $211.8 million in the 13 weeks ended July 2, 2006 from $198.1 million in the same period last year. The growth in net sales is mainly attributable to an increase of $5.8 million in same store sales and an increase of $7.4 million in new store sales, net of sales for closed stores, which reflected the opening of 21 new stores, net of relocations, since April 3, 2005. Same store sales increased 2.9% in the 13 weeks ended July 2, 2006 versus the 13 weeks ended July 3, 2005. The increase in net sales for the 13 weeks ended July 2, 2006 was attributable to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at July 2, 2006 was 329 versus 311 at July 3, 2005. We opened three new stores in the 13 weeks ended July 2, 2006, and opened three stores, one of which was a relocation of an existing store, in the 13 weeks ended July 3, 2005. We expect to open approximately 20 new stores during fiscal 2006.
     Gross Profit. Gross profit increased by $4.3 million, or 5.9%, to $76.7 million in the 13 weeks ended July 2, 2006 from $72.4 million in the 13 weeks ended July 3, 2005. Our gross profit margin was 36.2% in the 13 weeks ended July 2, 2006 compared to 36.6% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased 20 basis points versus the same period in the prior year. Distribution center costs during the second quarter increased $2.2 million, or 70 basis points, due primarily to the commencement of operations at our new distribution center, higher labor-related costs and increased trucking expense related in part to higher gasoline prices. Store occupancy costs also increased by $1.1 million, or 10 basis points, year-over-year due mainly to new store openings. Distribution center costs capitalized into inventory for the second quarter increased by $0.4 million, or 10 basis points, compared to the same period in the prior year, primarily due to higher costs related to our new distribution center and increased merchandise inventory. Inventory reserve provisions decreased by $0.2 million, or 20 basis points, from the prior year due primarily to a lower provision for shrink offset partially by an increased provision for the realizability of the value of returned goods. Also, in the 13 weeks ended July 3, 2005 we received $0.4 million, or 20 basis points, in insurance reimbursement related to flood damage to one of our stores which occurred in the first quarter of fiscal 2005.
     Selling and Administrative. Selling and administrative expenses increased by $1.1 million to $58.6 million, or 27.7% of net sales, in the 13 weeks ended July 2, 2006 from $57.5 million, or 29.0% of net sales, in the same period last year. Store-related expenses, excluding occupancy, increased by $1.5 million due primarily to an increase in store count. Store-related expenses for the second quarter of this year were favorably impacted by a reduction of $0.4 million in workers’ compensation reserves and the Company’s receipt of $0.7 million of proceeds as a participant in the settlement of a class-action lawsuit relating to credit card fees, which favorable impacts were partially offset by an increased provision of $0.6 million for public liability claims. Store-related expenses, excluding occupancy, declined 40 basis points as a percentage of sales, due in part to the favorable items noted above and because our sales level for the current period allowed leveraging of these expenses. Advertising expense decreased by $0.2 million, or 50 basis points, from the prior year due primarily to the benefit of recording co-op advertising cost reimbursements from vendors for fiscal 2006 earlier in the year. Stock-based compensation expense increased $0.6 million, or 30 basis points, due to the Company’s implementation of SFAS No. 123(R) on January 2, 2006. Legal and audit fees decreased $1.4 million, or 70 basis points, from the prior year due to additional expense in the prior year related to the restatement of our prior period financial statements.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 14.9%, to $4.0 million for the 13 weeks ended July 2, 2006 from $3.5 million for the same period last year. The higher expense was primarily due to the commencement of operations at our new distribution center as well as the increase in store count to 329 stores at the end of the second quarter of fiscal 2006 from 311 stores at the end of the second quarter of fiscal 2005.
     Interest Expense. Interest expense increased by $0.6 million, or 45.7%, to $1.9 million in the 13 weeks ended July 2, 2006 from $1.3 million in the same period last year. The increase in interest expense primarily reflects the impact of rising interest rates on our variable rate debt and higher average debt levels.
     Income Taxes. The provision for income taxes was $4.8 million for the 13 weeks ended July 2, 2006 and $4.0 million for the 13 weeks ended July 3, 2005. Our effective tax rate was 39.4% for both the second quarter of fiscal 2006 and the second quarter of fiscal 2005.

26 Weeks Ended July 2, 2006 Compared to 26 Weeks Ended July 3, 2005
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 2, 2006		July 3, 2005
Net sales	$418,987	100.0%	$388,231	100.0%
Cost of goods sold	268,848	64.2	247,954	63.9

Gross profit	150,139	35.8	140,277	36.1
Operating expenses:
Selling and administrative	115,963	27.7	110,180	28.4
Depreciation and amortization	8,404	2.0	6,934	1.8

Total operating expenses	124,367	29.7	117,114	30.2

Operating income	25,772	6.1	23,163	5.9
Interest expense	3,698	0.9	2,424	0.6

Income before income taxes	22,074	5.2	20,739	5.3
Income taxes	8,700	2.1	8,179	2.1

Net income	$13,374	3.1%	$12,560	3.2%

     Net Sales. Net sales increased by $30.8 million, or 7.9%, to $419.0 million in the 26 weeks ended July 2, 2006 from $388.2 million in the same period last year. The growth in net sales is mainly attributable to an increase of $15.6 million in same store sales and an increase of $14.4 million in new store sales, net of sales for closed stores, which reflected the opening of 22 new stores, net of relocations, since January 2, 2005. Same store sales increased 4.1% in the 26 weeks ended July 2, 2006 versus the 26 weeks ended July 3, 2005. The net sales increase was due to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at July 2, 2006 was 329 versus 311 at July 3, 2005. We opened five new stores in the 26 weeks ended July 2, 2006, and we opened four new stores, two of which were relocations, in the 26 weeks ended July 3, 2005. We expect to open approximately 20 new stores during fiscal 2006.
     Gross Profit. Gross profit increased by $9.8 million, or 7.0%, to $150.1 million in the 26 weeks ended July 2, 2006 from $140.3 million in the same period last year. The gross profit margin was 35.8% in the 26 weeks ended July 2, 2006 compared to 36.1% in the prior year period. Product selling margins, which exclude buying, occupancy and distribution costs, were up slightly from the same period last year. Distribution center costs during the period increased by $6.8 million, or 130 basis points, due primarily to the commencement of operations at our new distribution center, higher labor-related costs and increased trucking expense related in part to higher gasoline prices. Store occupancy costs increased by $2.3 million, or 10 basis points, over the same period last year, due mainly to new store openings. Distribution center costs capitalized into inventory increased by $2.2 million, or 50 basis points, compared to the prior year period due primarily to higher costs for our new distribution center. Inventory reserve provisions decreased by $1.5 million, or 40 basis points, from the prior year due primarily to lower provisions for shrink and for the realizability of the value of returned goods inventories.

     Selling and Administrative. Selling and administrative expenses increased by $5.8 million to $116.0 million, or 27.7% of net sales, in the 26 weeks ended July 2, 2006 from $110.2 million, or 28.4% of net sales, in the same period last year. Store-related expenses, excluding occupancy, increased by $3.5 million due primarily to an increase in store count. Store-related expenses for the first half of this year were favorably impacted by a reduction of $0.4 million in workers’ compensation reserves and the Company’s receipt of $0.7 million of proceeds as a participant in the settlement of a class-action lawsuit relating to credit card fees, which favorable impacts were partially offset by an increased provision of $0.6 million for public liability claims. Store-related expenses, excluding occupancy, declined 40 basis points as a percentage of sales, due in part to the favorable items noted above and because our sales level for the current period allowed leveraging of these expenses. Advertising expense increased by $0.1 million compared to last year, but declined 50 basis points as a percentage of sales, due primarily to the benefit of recording co-op advertising cost reimbursements from vendors for fiscal 2006 earlier in the year. Selling and administrative expenses for fiscal 2006 reflect stock-based compensation expense of $1.0 million due to the Company’s implementation of SFAS No. 123(R) on January 2, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 21.2%, to $8.4 million for the 26 weeks ended July 2, 2006 from $6.9 million for the same period last year. The higher expense this year is primarily due to the commencement of operations at our new distribution center and the increase in store count to 329 stores at July 2, 2006 from 311 stores at July 3, 2005.
     Interest Expense. Interest expense increased by $1.3 million, or 52.6%, to $3.7 million in the 26 weeks ended July 2, 2006 from $2.4 million in the same period last year. The increase in interest expense primarily reflects the impact of rising interest rates on our variable rate debt and higher average debt levels.
     Income Taxes. The provision for income taxes was $8.7 million for the 26 weeks ended July 2, 2006 and $8.2 million for the 26 weeks ended July 3, 2005. Our effective tax rate was 39.4% for both periods.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings from the revolving credit facility under our financing agreement.
     Operating Activities. Net cash used in operating activities was $1.0 million for the first 26 weeks of fiscal 2006 and $0.3 million for the first 26 weeks of fiscal 2005. The decrease for fiscal 2006 primarily reflects increased funding for working capital partially offset by higher net income versus the same period last year. Comparing the first half of fiscal 2006 to the corresponding period in the prior year, the increased use of cash to purchase merchandise inventories and to fund a reduction in accrued expenses, for employee benefits and other expenses, was partially offset by the positive cash flow effect of higher accounts payable.

     Investing Activities. Net cash used in investing activities for the first 26 weeks of fiscal 2006 and fiscal 2005 was $5.0 million and $17.1 million, respectively. Capital expenditures, excluding non-cash acquisitions, for the first 26 weeks of fiscal 2006 were $5.2 million compared to $17.2 million for the same period last year. The higher capital expenditures last year reflect expenditures for our new distribution center.
     Financing Activities. Net cash provided by financing activities for the first 26 weeks of fiscal 2006 and fiscal 2005 was $8.2 million and $18.4 million, respectively. Cash requirements were provided by our revolving credit facility to finance working capital, capital expenditures and dividend payments.
     As of July 2, 2006, we had revolving credit borrowings of $101.3 million, a term loan balance of $8.3 million and letter of credit commitments of $0.6 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $87.1 million, a term loan balance of $20.0 million and letter of credit commitments of $0.5 million outstanding under our financing agreement as of July 3, 2005.
     Future Capital Requirements. We had cash and cash equivalents on hand of $8.2 million at July 2, 2006. We expect capital expenditures for the second half of fiscal 2006, excluding non-cash acquisitions, to range from $9.0 million to $10.0 million, primarily to fund the opening of approximately 15 new stores, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases.
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
     Issued and outstanding letters of credit were $0.6 million at July 2, 2006, and were related primarily to importing of merchandise and funding insurance program liabilities.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
     Financing Agreement. On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million, consisting of a non-amortizing $161.7 million revolving credit facility and an amortizing term loan balance of $13.3 million. The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The financing agreement is secured by a first priority security interest in substantially all of our assets.
     The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2011, we must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.
     The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%.
     A principal payment on the term loan of $6.7 million is due December 15, 2007, with the remaining balance due December 15, 2008. On June 30, 2006 we prepaid $5.0 million of the term loan to bring the outstanding balance at July 2, 2006 to $8.3 million. We may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00%.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. The Company does not expect that FIN 48, when adopted, will have a material impact on the Company’s consolidated financial statements.
     In July 2006, the Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The task force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, Issue No. 06-3 states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), so Issue No. 06-3 is not expected to have an impact on the Company’s consolidated financial statements.

     There are no other accounting standards issued as of August 11, 2006 that are expected to have a material impact on the Company’s consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “feels”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in costs of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, “Risk Factors” in this report and in our Annual Report on Form 10-K and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the rate at July 2, 2006, our interest expense would increase $1.1 million on an annual basis based on the outstanding balance of our borrowings under our financing agreement at July 2, 2006. We do not hold any derivative instruments and do not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as discussed below under “Changes in Internal Control Over Financial Reporting”, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 2, 2006.
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
     As a result of the identification of these material weaknesses, during the fiscal year ended January 1, 2006, we implemented significant changes in our internal control over financial reporting, including the following:
•	We hired Barry Emerson, an individual with experience as a certified public accountant who we believe has a strong background in GAAP and public reporting to be our principal financial officer, as our Senior Vice President,

CFO and Treasurer. Mr. Emerson began employment with the Company on September 12, 2005. Mr. Emerson is responsible for our accounting function (including the closing of our books and records), is in charge of our public reporting and preparation of our financial statements, and has responsibility for improving internal controls. Mr. Emerson reports directly to the CEO. Mr. Emerson is in charge of our accounting department, and as such, senior accounting department personnel report to him. We also retained outside accounting consultants with significant public reporting and internal audit experience to assist us. We also implemented a policy requiring increased training and continuing education for certain members of our accounting department management, including persons with the responsibilities of CFO, controller and treasurer (including assistants).
     In the second fiscal quarter ended July 2, 2006, we completed the remediation of the material weaknesses described above. The following changes in our internal control over financial reporting occurred subsequent to January 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
1.	We have hired a Vice President - Corporate Controller and a Director of Internal Audit with significant GAAP, public reporting and internal control experience, as well as a Manager of Financial Reporting, to provide technical support to our accounting and reporting functions. Each of these three individuals is a certified public accountant. We believe that the accounting personnel we have hired and consultants we have retained provide us with the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of our interim and annual financial statements in accordance with GAAP.

2.	We assessed user access capability and identified personnel with inappropriate responsibilities and user access to the business process applications on the primary information system that services our corporate office and distribution center. We defined user access profiles by job function and addressed inappropriate access to business process applications within the system environment beyond those needed to perform individual job responsibilities. We have established policies and procedures to appropriately control and monitor access rights with respect to our primary information system environment including business process applications.
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
     Prior to the filing of any further amendment to the complaint, and following arms-length negotiations, the parties came to an agreement in principle to settle the matter. Terms of the proposed settlement include no admission of liability with regard to the litigation by the Company or any individual defendant, an acknowledgment by the Company that the litigation preceded the adoption or implementation of certain measures, internal controls and procedures that relate to certain of the allegations raised in the litigation and thus confer a benefit to the Company, and the payment by the Company’s insurance carrier of $150,000 in plaintiffs’ attorneys’ fees on behalf of the Company and the individual director and officer defendants. The settlement remains subject to, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above and judicial approval of the settlements by the court.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company previously announced that during the fiscal quarter ended July 2, 2006, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend on market conditions and other considerations.
     The Company did not make any purchases under the share repurchase program during the fiscal quarter ended July 2, 2006. As a result, the amount remaining available for purchases by the Company under the share repurchase program is $15.0 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 20, 2006, the Company held its annual meeting of stockholders. G. Michael Brown and David R. Jessick, both of whom are Class A directors, were re-elected to the Company’s Board of Directors. The term of office for the following directors continued after the meeting: Sandra N. Bane (Class B director), Michael D. Miller (Class B director), Jennifer Holden Dunbar (Class C director) and Steven G. Miller (Class C director).
     At the annual meeting, the Company’s stockholders approved the proposal to elect two Class A directors to the Company’s Board of Directors, each to hold office until the 2009 annual meeting of stockholders (and until each such director’s successor shall have been duly elected and qualified):

	For Votes	Withheld Votes
G. Michael Brown	12,739,106	8,382,458
David R. Jessick	20,442,857	678,707

Item 5. Other Information
     Subsequent to the end of the second quarter of fiscal 2006, the Company negotiated a one-year extension to its existing contract, as previously amended, with The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, covering hourly employees in the Company’s distribution center. The Company had previously negotiated an extension of the contract through August 31, 2006. As a result of the current extension, the contract with Local 578 covering the distribution center employees will now expire on August 31, 2007. The Company has a separate contract with Local 578 relating to certain store employees, and that contract expires on August 31, 2006. The Company intends to commence negotiations relating to the contract covering store employees in the near future.
     On August 9, 2006, Big 5 Corp. entered into a Severance Agreement with Barry D. Emerson, the Company’s Senior Vice President, Chief Financial Officer and Treasurer, providing for the payment of one year of base salary and one year of health coverage for Mr. Emerson and his family in the event Big 5 Corp. terminates Mr. Emerson’s employment other than for “cause” (as defined). The Severance Agreement was entered into pursuant to the terms of the employment offer letter between Big 5 Corp. and Mr. Emerson, which was previously disclosed by the Company.
Item 6. Exhibits
     (a) Exhibits

Exhibit Number	Description of Document

10.1	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp.
10.2
First Amendment to Second Amended and Restated Financing Agreement, dated May 24, 2006, by and among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp. (Incorporated by reference to Exhibit 99.1 to the issuer’s Current Report on Form 8-K filed on May 31, 2006).

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: August 11, 2006	By:	/s/ Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)