Form 10-Q
period 2006-10-01
BIG 5 SPORTING GOODS CORP
filed 2006-11-07
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 22,657,517 shares of common stock, with a par value of $0.01 per share outstanding at October 31, 2006.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 1,	January 1,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$4,851	$6,054
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $2,622 and $3,129, respectively	4,347	7,900
Merchandise inventories	240,804	223,243
Prepaid expenses and other current assets	9,732	9,561
Deferred income taxes	9,442	9,146

Total current assets	269,176	255,904

Property and equipment, net of accumulated depreciation and amortization of $88,643 and $82,047, respectively	85,386	86,475
Deferred income taxes	6,657	5,050
Leasehold interest, net of accumulated amortization of $28,385 and $27,966, respectively	—	419
Other assets, net of accumulated amortization of $577 and $489, respectively	1,209	702
Goodwill	4,433	4,433

Total assets	$366,861	$352,983

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99,851	$90,698
Accrued expenses	51,319	63,490
Current portion of capital lease obligations	1,954	1,904
Current portion of long-term debt	—	6,667

Total current liabilities	153,124	162,759

Deferred rent, less current portion	19,417	19,150
Capital lease obligations, less current portion	3,380	4,528
Long-term debt, less current portion	96,671	88,760
Other long-term liabilities	2,272	2,115

Total liabilities	274,864	277,312

Commitments and contingencies and subsequent events
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,833,037 and 22,805,337 shares, respectively; outstanding 22,654,517 and 22,691,127 shares, respectively	228	227
Additional paid-in capital	87,089	85,007
Retained earnings (Accumulated deficit)	6,530	(8,992)
Less: Treasury stock, at cost; 178,520 and 114,210 shares, respectively	(1,850)	(571)

Total stockholders’ equity	91,997	75,671

Total liabilities and stockholders’ equity	$366,861	$352,983

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$223,276	$206,834	$642,263	$595,065
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	145,592	133,297	414,440	381,251

Gross profit	77,684	73,537	227,823	213,814

Operating expenses:
Selling and administrative	58,961	57,774	174,924	167,954
Depreciation and amortization	4,069	3,784	12,473	10,718

Total operating expenses	63,030	61,558	187,397	178,672

Operating income	14,654	11,979	40,426	35,142

Other income	—	(1,409)	—	(1,409)
Interest expense	1,709	1,425	5,407	3,849

Income before income taxes	12,945	11,963	35,019	32,702

Income taxes	5,120	4,721	13,820	12,900

Net income	$7,825	$7,242	$21,199	$19,802

Dividends per share declared	$0.09	$0.07	$0.25	$0.21

Earnings per share:
Basic	$0.34	$0.32	$0.93	$0.87

Diluted	$0.34	$0.32	$0.93	$0.87

Weighted average shares of common stock outstanding:
Basic	22,692	22,678	22,701	22,678

Diluted	22,794	22,809	22,802	22,808

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39 Weeks Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net income	$21,199	$19,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,473	10,718
Share-based compensation	1,674	—
Amortization of deferred finance charges	138	284
Deferred income taxes	(1,903)	(1,409)
Gain on disposal of equipment	(200)	(32)
Changes in operating assets and liabilities:
Merchandise inventories	(17,561)	(22,977)
Trade and other receivables, net	3,553	2,944
Prepaid expenses and other assets	(816)	(3,463)
Accounts payable	10,911	7,637
Accrued expenses and deferred rent	(12,345)	1,090

Net cash provided by operating activities	17,123	14,594

Cash flows from investing activities:
Purchases of property and equipment	(10,192)	(25,120)
Proceeds from disposal of equipment	223	32

Net cash used in investing activities	(9,969)	(25,088)

Cash flows from financing activities:
Net principal borrowings under revolving credit facilities and book overdraft	4,486	14,990
Principal payments on term loan	(5,000)	—
Principal payments on capital lease obligations	(1,296)	(1,242)
Proceeds from exercise of stock options	298	4
Excess tax benefit of stock options exercised	111	—
Purchases of treasury stock	(1,279)	—
Dividends paid	(5,677)	(4,762)

Net cash (used in) provided by financing activities	(8,357)	8,990

Net decrease in cash and cash equivalents	(1,203)	(1,504)

Cash and cash equivalents at beginning of period	6,054	6,746

Cash and cash equivalents at end of period	$4,851	$5,242

Supplemental disclosures of non-cash investing activities:
Property acquired under capital leases	$198	$3,704

Property purchases accrued	$598	$725

Supplemental disclosures of cash flow information:
Interest paid	$6,592	$3,711

Income taxes paid	$18,769	$18,854

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer in the United States, operating 334 stores in 10 western states at October 1, 2006. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift certificates and gift cards.
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
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2006 is comprised of 52 weeks and ends on December 31, 2006. Fiscal year 2005 was comprised of 52 weeks and ended on January 1,

2006. The fiscal interim periods ended October 1, 2006, July 2, 2006 and April 2, 2006 and October 2, 2005, July 3, 2005 and April 3, 2005 were comprised of 13 weeks.
Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the value of stock options; the carrying amount of property and equipment and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and various accrued obligations such as litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
Stock-Based Compensation
     In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors, and specified consultants. Under the 2002 Plan, the Company may grant options to purchase up to 3,645,000 shares of common stock. At October 1, 2006, 2,426,350 shares remained available for future grant under the 2002 Plan. Options granted under the 2002 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2002 Plan.
     In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and began recognizing compensation expense for stock options which vested during the quarter. The adoption of this method increased compensation expense by $0.6 million and $1.7 million for the 13 weeks and 39 weeks ended October 1, 2006, respectively, and reduced operating income and income before income taxes by the same amount. The recognized tax benefit related to the compensation expense for the 13 weeks and 39 weeks ended October 1, 2006 was $0.2 million and $0.7 million, respectively. Net income for the 13 weeks and 39 weeks ended October 1, 2006 was reduced by $0.4 million, or $0.02 per basic and diluted share, and $1.0 million, or $0.04 per basic and diluted share, respectively.
     A summary of the status of the Company’s stock options is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Life	Value
				(In thousands)
Outstanding at January 1, 2006	739,650	$18.48
Granted	519,200	19.26
Exercised	(28,100)	10.49
Forfeited or expired	(67,600)	20.57

Outstanding at October 1, 2006	1,163,150	$18.92	8.13	$5,153

Exercisable at October 1, 2006	394,800	$16.90	6.83	$2,623

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $22.80 as of October 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised for the 39 weeks ended October 1, 2006 and October 2, 2005 was approximately $0.3 million and $8,400, respectively.
     The fair value of each option on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended	39 Weeks Ended
	October 1, 2006	October 1, 2006
Assumptions:
Risk-free interest rate	—	4.7%
Expected term	—	6.25 years
Expected volatility	—	52%
Expected dividend yield	—	1.97%
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to Staff Accounting Bulletin (“SAB”) No. 107, Share-based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock and an index of a peer group because the Company’s historical period to measure volatility was not long enough to cover the expected terms of the options; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations. There were no options granted during the third quarter of 2006; therefore, no weighted-average assumptions were used for a valuation during the third quarter of 2006.
     Pursuant to SFAS No. 123(R), the weighted-average fair value of stock options granted during the 39 weeks ended October 1, 2006 was $8.96 per share. The Company did not grant any stock options during the 13 weeks ended October 1, 2006 and the 39 weeks ended October 2, 2005. The total cash received from employees as a result of employee stock option exercises during the 13 weeks and 39 weeks ended October 1, 2006 was approximately $0.1 million and $0.3 million, respectively. The total cash received from employees as a result of employee stock option exercises during the 39 weeks ended October 2, 2005, was $4,100. There was no cash received from exercises during the 13 weeks ended October 2, 2005.
     As of October 1, 2006, there was $5.7 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of stock options vested during the 39 weeks ended October 1, 2006 and the 39 weeks ended October 2, 2005 was $1.5 million and $2.1 million, respectively.
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

	13 Weeks Ended	39 Weeks Ended
	October 2, 2005	October 2, 2005
	(In thousands, except per share data)
Net income, as reported	$7,242	$19,802

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	214	685

Pro forma net income	$7,028	$19,117

Basic earnings per share:
As reported	$0.32	$0.87
Pro forma	$0.31	$0.84
Diluted earnings per share:
As reported	$0.32	$0.87
Pro forma	$0.31	$0.84

     The fair value of each option on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended	39 Weeks Ended
	October 2,	October 2,
	2005	2005
Assumptions:
Risk-free interest rate	2.8%	2.8%
Expected term	4 years	4 years
Expected volatility	60%	60%
Expected dividend yield	0.1%	0.1%
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
     Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of stores and distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. The Company does not expect that FIN 48, when adopted, will have a material impact on the Company’s consolidated financial statements.

     In July 2006, the Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The task force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, Issue No. 06-3 states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), so Issue No. 06-3 will not impact the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company has not yet evaluated the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 (a.k.a. SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality (a.k.a. SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that SAB No. 108, when adopted, will have a material impact on the Company’s consolidated financial statements.
     There are no other accounting standards issued as of November 7, 2006 that are expected to have a material impact on the Company’s consolidated financial statements.
(2) Quarterly Dividend
     Quarterly dividend payments of $0.07 per share were paid during fiscal 2005. For fiscal 2006, a quarterly dividend of $0.07 per share was paid in the first quarter. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid on June 15, 2006 and September 15, 2006 to stockholders of record as of June 1, 2006 and September 1, 2006, respectively. In the fourth quarter of fiscal 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on December 15, 2006 to stockholders of record as of December 1, 2006.
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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands, except per share data)
Net income	$7,825	$7,242	$21,199	$19,802

Weighted-average shares of common stock outstanding:
Basic	22,692	22,678	22,701	22,678
Dilutive effect of common stock equivalents	102	131	101	130

Diluted	22,794	22,809	22,802	22,808

Basic earnings per share	$0.34	$0.32	$0.93	$0.87

Diluted earnings per share	$0.34	$0.32	$0.93	$0.87

     The computation of diluted earnings per share for the 13 weeks ended October 1, 2006, the 39 weeks ended October 1, 2006, the 13 weeks ended October 2, 2005, and the 39 weeks ended October 2, 2005 does not include 891,129, 761,665, 2,500 and 2,500 options, respectively, that were outstanding and had an antidilutive effect on those dates.

(4) Long-Term Debt
     Long-term debt consists of the following:

	October 1, 2006	January 1, 2006
	(In thousands)
Revolving credit facility	$88,338	$82,094
Term loan	8,333	13,333

	96,671	95,427

Less current portion	—	(6,667)

Long-term debt, less current portion	$96,671	$88,760

     On December 15, 2004, the Company entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, the Company amended the financing agreement to, among other things, increase the line of credit to $175.0 million, consisting of a non-amortizing $161.7 million revolving credit facility and an amortizing term loan balance of $13.3 million. The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The financing agreement is secured by a first priority security interest in substantially all of the Company’s assets.
     The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. The Company may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if the Company terminates prior to March 20, 2011, an early termination fee must be paid. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.
     The revolving credit facility bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%.
     A principal payment on the term loan of $6.7 million is due December 15, 2007, with the remaining balance due December 15, 2008. During the second quarter of fiscal 2006, the Company prepaid $5.0 million of the term loan to bring the outstanding balance at October 1, 2006 to $8.3 million. The Company may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00%.
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
     Prior to the filing of any further amendment to the complaint, and following arms-length negotiations, the parties came to an agreement to settle the matter. The parties executed a Stipulation of Settlement, dated as of August 30, 2006 (the “Settlement”), and on September 8, 2006, the court gave preliminary approval to the proposed Settlement. Terms of the Settlement include no admission of liability with regard to the litigation by the Company or any individual defendant, an acknowledgment by the Company that the litigation preceded the adoption or implementation of certain measures, internal controls and procedures that relate to certain of the allegations raised in the litigation and confer a benefit to the Company, and the payment by the Company’s insurance carrier of $150,000 in plaintiffs’ attorneys’ fees on behalf of the Company and the individual director and officer defendants. A final hearing is scheduled to be held before the court on December 4, 2006, to determine, among other things, whether the proposed Settlement is fair, reasonable, adequate, and in the best interests of the Company and its shareholders and should be finally approved by the court, and whether to dismiss the Childers action with prejudice.
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
Use of Estimates
     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Significant items subject to such estimates and assumptions include the value of stock options; the carrying amount of property and equipment and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; and various accrued obligations such as litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
Valuation of Long-Lived Assets
     Long-lived assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are not aware of any events or changes in circumstances that would indicate to us that our long-lived assets are impaired. We did not recognize any impairment charges in the 13 or 39 weeks ended October 1, 2006 or the 13 or 39 weeks ended October 2, 2005.
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
13 Weeks Ended October 1, 2006 Compared to 13 Weeks Ended October 2, 2005
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	October 1, 2006		October 2, 2005
	(In thousands, except percentages)
Net sales	$223,276	100.0%	$206,834	100.0%
Cost of goods sold	145,592	65.2	133,297	64.4

Gross profit	77,684	34.8	73,537	35.6
Operating expenses:
Selling and administrative	58,961	26.4	57,774	27.9
Depreciation and amortization	4,069	1.8	3,784	1.8

Total operating expenses	63,030	28.2	61,558	29.8

Operating income	14,654	6.6	11,979	5.8
Other income	—	0.0	(1,409)	(0.7)
Interest expense	1,709	0.8	1,425	0.7

Income before income taxes	12,945	5.8	11,963	5.8
Income taxes	5,120	2.3	4,721	2.3

Net income	$7,825	3.5%	$7,242	3.5%

     Net Sales. Net sales increased by $16.4 million, or 7.9%, to $223.3 million in the 13 weeks ended October 1, 2006 from $206.8 million in the same period last year. The growth in net sales was mainly attributable to an increase of $7.8 million in same store sales and an increase of $8.5 million in new store sales, net of sales for closed stores, which reflected the opening of 24 new stores, net of relocations, since July 3, 2005. Same store sales increased 3.8% in the 13 weeks ended October 1, 2006 versus the 13 weeks ended October 2, 2005. The increase in net sales for the 13 weeks ended October 1, 2006 was attributable to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at October 1, 2006 was 334 versus 314 at October 2, 2005. We opened 5 new stores in the 13 weeks ended October 1, 2006, and opened 4 stores and closed 1 store in the 13 weeks ended October 2, 2005. We expect to open approximately 19 new stores during fiscal 2006.
     Gross Profit. Gross profit increased by $4.2 million, or 5.6%, to $77.7 million in the 13 weeks ended October 1, 2006 from $73.5 million in the 13 weeks ended October 2, 2005. Our gross profit margin was 34.8% in the 13 weeks ended October 1, 2006 compared to 35.6% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, were unchanged compared with the same period last year. Distribution center costs during the third quarter increased $1.1 million, or 14 basis points, due primarily to higher labor-related costs to support our new larger distribution facility and increased trucking expense, related in part to higher gasoline prices. Store occupancy costs increased by $0.9 million year-over-year due mainly to new store openings, but declined 5 basis points as a percentage of sales as a result of higher sales volume. Distribution center costs capitalized into inventory decreased by $1.5 million, or 71 basis points, compared to the same period last year due primarily to the expense increase last year for our transition to a new larger distribution facility. Inventory reserve provisions increased by $0.1 million from the same period last year due primarily to an increased provision for the realizability of the value of returned goods inventories offset partially by a lower provision for inventory shrink. Inventory reserve provisions as a percent of sales declined by 5 basis points. Our gross profit for the 13 weeks ended October 2, 2005 reflected the benefit of an extinguishment of $0.6 million in store credit liabilities and the negative impact of an asset write-off of $0.7 million.
     Selling and Administrative. Selling and administrative expenses increased by $1.2 million to $59.0 million, or 26.4% of net sales, in the 13 weeks ended October 1, 2006 from $57.8 million, or 27.9% of net sales, in the same period last year. Store-related expenses, excluding occupancy, increased by $1.7 million due primarily to an increase in store count, but declined 50 basis points as a percentage of sales as our sales level for the current period allowed leveraging of these expenses. Stock-based compensation expense increased $0.6 million, or 26 basis points, due to our implementation of SFAS No. 123(R) on January 2, 2006. Advertising expense decreased by $0.6 million, or 72 basis points, from the prior year due primarily to the benefit of recording co-op advertising cost reimbursements from vendors for fiscal 2006 earlier in the year. Legal and audit fees decreased $1.2 million, or 59 basis points, from the prior year due to additional expense in the prior year related to the restatement of our prior period financial statements.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 7.5%, to $4.1 million for the 13 weeks ended October 1, 2006 from $3.8 million for the same period last year. The higher expense was primarily due to the commencement of operations at our new distribution center as well as the increase in store count to 334 stores at the end of the third quarter of fiscal 2006 from 314 stores at the end of the third quarter of fiscal 2005.
     Other Income. In the 13 weeks ended October 2, 2005, we recorded proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded as selling and administrative expense primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.
     Interest Expense. Interest expense increased by $0.3 million, or 19.8%, to $1.7 million in the 13 weeks ended October 1, 2006 from $1.4 million in the same period last year. The increase in interest expense primarily reflects the impact of rising interest rates on our variable rate debt, partially offset by slightly lower average debt levels.
     Income Taxes. The provision for income taxes was $5.1 million for the 13 weeks ended October 1, 2006 and $4.7 million for the 13 weeks ended October 2, 2005. Our effective tax rate was 39.6% for the third quarter of fiscal 2006 and 39.5% for the third quarter of fiscal 2005.

39 Weeks Ended October 1, 2006 Compared to 39 Weeks Ended October 2, 2005
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	October 1, 2006		October 2, 2005
	(In thousands, except percentages)
Net sales	$642,263	100.0%	$595,065	100.0%
Cost of goods sold	414,440	64.5	381,251	64.1

Gross profit	227,823	35.5	213,814	35.9
Operating expenses:
Selling and administrative	174,924	27.3	167,954	28.2
Depreciation and amortization	12,473	1.9	10,718	1.8

Total operating expenses	187,397	29.2	178,672	30.0

Operating income	40,426	6.3	35,142	5.9
Other income	—	0.0	(1,409)	(0.2)
Interest expense	5,407	0.8	3,849	0.6

Income before income taxes	35,019	5.5	32,702	5.5
Income taxes	13,820	2.2	12,900	2.2

Net income	$21,199	3.3%	$19,802	3.3%

     Net Sales. Net sales increased by $47.2 million, or 7.9%, to $642.3 million in the 39 weeks ended October 1, 2006 from $595.1 million in the same period last year. The growth in net sales was mainly attributable to an increase of $23.5 million in same store sales and an increase of $23.2 million in new store sales, net of sales for closed stores, which reflected the opening of 26 new stores, net of relocations, since January 2, 2005. Same store sales increased 4.0% in the 39 weeks ended October 1, 2006 versus the 39 weeks ended October 2, 2005. The net sales increase was due to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at October 1, 2006 was 334 versus 314 at October 2, 2005. We opened 10 new stores in the 39 weeks ended October 1, 2006, and we opened 8 new stores, 2 of which were relocations, and closed 1 store in the 39 weeks ended October 2, 2005. We expect to open approximately 19 new stores during fiscal 2006.
     Gross Profit. Gross profit increased by $14.0 million, or 6.6%, to $227.8 million in the 39 weeks ended October 1, 2006 from $213.8 million in the same period last year. The gross profit margin was 35.5% in the 39 weeks ended October 1, 2006 compared to 35.9% in the prior year period. Product selling margins, which exclude buying, occupancy and distribution costs, were unchanged compared with the same period last year. Distribution center costs during the period increased by $7.8 million, or 91 basis points, due primarily to the commencement of operations at our new larger distribution facility, higher labor-related costs and increased trucking expense, related in part to higher gasoline prices. Store occupancy costs increased by $3.2 million, or 4 basis points, over the same period last year, due mainly to new store openings. Distribution center costs capitalized into inventory increased by $0.7 million, or 7 basis points, compared to the prior year period due primarily to higher costs for our new larger distribution facility. Inventory reserve provisions decreased by $1.4 million, or 30 basis points, from the prior year due primarily to lower provisions for inventory shrink offset partially by an increased provision for the realizability of the value of returned goods inventories. Our gross profit for the 39 weeks ended October 2, 2005 reflected the benefit of an extinguishment of $0.6 million in store credit liabilities and the negative impact of an asset write-off of $0.7 million.
     Selling and Administrative. Selling and administrative expenses increased by $7.0 million to $174.9 million, or 27.3% of net sales, in the 39 weeks ended October 1, 2006 from $168.0 million, or 28.2% of net sales, in the same period last year. Store-related expenses, excluding occupancy, increased by $5.2 million due primarily to an increase in store count, but declined 45 basis points as a percentage of sales as our sales level for the current period allowed leveraging of these expenses. Store-related expenses were favorably impacted by a $0.7 million settlement of a class-action lawsuit relating to credit card fees which was offset by an increased provision of $0.5 million for public liability claims. Advertising expense declined by $0.5 million, or 54 basis points, compared to last year, due primarily to the benefit of recording co-op advertising cost reimbursements from vendors for fiscal 2006 earlier in the year. Selling and administrative expenses for fiscal 2006 reflect stock-based compensation expense of $1.6 million due to our implementation of SFAS No. 123(R) on January 2, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 16.4%, to $12.5 million for the 39 weeks ended October 1, 2006 from $10.7 million for the same period last year. The higher expense this year is primarily due to the commencement of operations at our new distribution center and the increase in store count to 334 stores at October 1, 2006 from 314 stores at October 2, 2005.
     Other Income. In the 39 weeks ended October 2, 2005, we recorded proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded as selling and administrative expense primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.
     Interest Expense. Interest expense increased by $1.6 million, or 40.4%, to $5.4 million in the 39 weeks ended October 1, 2006 from $3.8 million in the same period last year. The increase in interest expense primarily reflects the impact of rising interest rates on our variable rate debt, partially offset by slightly lower average debt levels.
     Income Taxes. The provision for income taxes was $13.8 million for the 39 weeks ended October 1, 2006 and $12.9 million for the 39 weeks ended October 2, 2005. Our effective tax rate was 39.5% for the 39 weeks ended October 1, 2006 and 39.4% for the 39 weeks ended October 2, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings from the revolving credit facility under our financing agreement.

     Operating Activities. Net cash provided by operating activities was $17.1 million for the first 39 weeks of fiscal 2006 and $14.6 million for the first 39 weeks of fiscal 2005. The increase for fiscal 2006 primarily reflects higher net income and non-cash expense components of net income offset partially by increased funding for working capital versus the same period last year. Comparing the first 39 weeks of fiscal 2006 to the corresponding period in the prior year, the positive cash flow effect of higher accounts payable along with the reduced use of cash to purchase merchandise inventories was more than offset by the funding of a larger reduction in accrued expenses for employee benefits and other expenses.
     Investing Activities. Net cash used in investing activities for the first 39 weeks of fiscal 2006 and fiscal 2005 was $10.0 million and $25.1 million, respectively. Capital expenditures, excluding non-cash acquisitions, for the first 39 weeks of fiscal 2006 were $10.2 million compared to $25.1 million for the same period last year. The higher capital expenditures last year reflect expenditures for our new distribution center.
     Financing Activities. Net cash used in financing activities for the first 39 weeks of fiscal 2006 was $8.4 million and net cash provided by financing activities for the first 39 weeks of fiscal 2005 was $9.0 million. For the current period, cash used in financing activities was used primarily to fund working capital and dividend payments, pay down debt and to finance share repurchases under our share repurchase program. For the prior year period, cash requirements were provided by our revolving credit facility to finance working capital, capital expenditures and dividend payments.
     As of October 1, 2006, we had revolving credit borrowings of $88.4 million, a term loan balance of $8.3 million and letter of credit commitments of $3.7 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $80.1 million, a term loan balance of $20.0 million and letter of credit commitments of $3.7 million outstanding under our financing agreement as of October 2, 2005.
     Future Capital Requirements. We had cash and cash equivalents on hand of $4.9 million at October 1, 2006. We expect capital expenditures for the fourth quarter of fiscal 2006, excluding non-cash acquisitions, to range from $4.0 million to $5.0 million, primarily to fund the opening of approximately 9 new stores and for store-related remodeling. We expect to pay dividends of approximately $2.0 million on December 15, 2006 in connection with the recent dividend declaration.
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
     Issued and outstanding letters of credit were $3.7 million at October 1, 2006, and were related primarily to importing of merchandise.
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
     A principal payment on the term loan of $6.7 million is due December 15, 2007, with the remaining balance due December 15, 2008. During the second quarter of fiscal 2006, we prepaid $5.0 million of the term loan to bring the outstanding balance at October 1, 2006 to $8.3 million. We may prepay without penalty the principal amount of the term loan, subject to certain financial restrictions. The term loan bears interest at LIBOR plus 3.00% or the JP Morgan Chase Bank prime lending rate plus 1.00%.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. The Company does not expect that FIN 48, when adopted, will have a material impact on the Company’s consolidated financial statements.
     In July 2006, the Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The task force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, Issue No. 06-3 states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), so Issue No. 06-3 will not impact the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company has not evaluated the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 (a.k.a. SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality (a.k.a. SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that SAB No. 108, when adopted, will have a material impact on the Company’s consolidated financial statements.
     There are no other accounting standards issued as of November 7, 2006 that are expected to have a material impact on the Company’s consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the rate at October 1, 2006, our interest expense would increase approximately $1.0 million on an annual basis based on the outstanding balance of our borrowings under our financing agreement at October 1, 2006. We do not hold any derivative instruments and do not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 1, 2006.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Prior to the filing of any further amendment to the complaint, and following arms-length negotiations, the parties came to an agreement to settle the matter. The parties executed a Stipulation of Settlement, dated as of August 30, 2006 (the “Settlement”), and on September 8, 2006, the court gave preliminary approval to the proposed Settlement. Terms of the Settlement include no admission of liability with regard to the litigation by the Company or any individual defendant, an acknowledgment by the Company that the litigation preceded the adoption or implementation of certain measures, internal controls and procedures that relate to certain of the allegations raised in the litigation and confer a benefit to the Company, and the payment by the Company’s insurance carrier of $150,000 in plaintiffs’ attorneys’ fees on behalf of the Company and the individual director and officer defendants. A final hearing is scheduled to be held before the court on December 4, 2006, to determine, among other things, whether the proposed Settlement is fair, reasonable, adequate, and in the best interests of the Company and its shareholders and should be finally approved by the court, and whether to dismiss the Childers action with prejudice.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended October 1, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES 1

				(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
	(a) Total		Part of Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased
	Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
July 3 – July 30	—	—	—	$15,000,000
July 31 – August 27	—	—	—	$15,000,000
August 28 – October 1	64,310	$19.89	64,310	$13,721,000

Total	64,310	$19.89	64,310	$13,721,000

     1 On May 11, 2006, the Company announced that its Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     In the fourth quarter of fiscal 2006, the Company negotiated a one-year extension to its existing contract, as previously amended, with The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, covering certain store employees. As the Company previously reported, during the third quarter of fiscal 2006 the Company negotiated a one-year extension to its existing contract with Local 578 covering hourly employees in the Company’s distribution center. As a result of these extensions, the contracts between the Company and Local 578 relating to the Company’s distribution center employees and store employees will now expire on August 31, 2007.
Item 6. Exhibits
     (a) Exhibits

Exhibit Number	Description of Document

10.1	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (Incorporated by reference to Exhibit 10.1 to the issuer’s Quarterly Report on Form 10-Q filed on August 11, 2006).

15.1	Report of Independent Registered Public Accounting Firm.

15.2	Letter of Awareness of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: November 7, 2006	By:	/s/ Steven G. Miller
Steven G. Miller
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)