Form 10-K
period 2006-12-31
BIG 5 SPORTING GOODS CORP
filed 2007-03-09
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-49850
BIG 5 SPORTING GOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4388794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East El Segundo Boulevard El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 536-0611
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $210,560,864 as of July 2, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 2, 2006. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.
      At March 1, 2007, the registrant had 22,672,067 shares of common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2007 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements
          This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “feels”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in costs of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, “Risk Factors” in this report and other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission (“SEC”). We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I
ITEM 1. BUSINESS
General
          Big 5 Sporting Goods Corporation (“we”, “our”, “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 343 stores in 10 states under the “Big 5 Sporting Goods” name at December 31, 2006. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
          We believe that over the past 52 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding, Under Armour and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.
          Robert W. Miller co-founded our company in 1955 with the establishment of five retail locations in California. We sold World War II surplus items until 1963, when we began focusing exclusively on sporting goods and changed our trade name to “Big 5 Sporting Goods”. In 1971, we were acquired by Thrifty Corporation, which was subsequently purchased by Pacific Enterprises. In 1992, management bought our company in conjunction with Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P. In 1997, Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. recapitalized our company so that the majority of our common stock would be owned by our management and employees.
          In 2002, we completed an initial public offering of our common stock and used the proceeds from that offering, together with credit facility borrowings, to repurchase outstanding high yield debt and preferred stock, fund management bonuses and repurchase common stock from non-executive employees.
          Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. In fiscal 2006, we generated net sales of $876.8 million, operating income of $58.5 million, net income of $30.8 million and diluted earnings per share of $1.35.
          We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly owned subsidiary incorporated in Delaware on October 27, 1997. We conduct our gift card operations through Big 5 Services Corp., a wholly owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.
          Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245. Our Internet address is www.big5sportinggoods.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Expansion and Store Development
          Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 89 stores, an average of approximately 18 new stores annually, of which 65% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores	Stores	Number of Stores
Year	California	Markets	Total	Relocated	Closed	at Period End
2002	6	9	15	—	—	275
2003	5	14	19	—	(1)	293
2004	6	12	18	(2)	—	309
2005	7	11	18	(2)	(1)	324
2006	7	12	19	—	—	343
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
          Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We opened 19 new stores in fiscal 2006 and we expect to open approximately 20 new stores, net of relocations, in fiscal 2007.
Management Experience
          We believe the experience, commitment and tenure of our professional staff drive our superior execution and strong operating performance and give us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas as of December 31, 2006:

		Average
	Number of	Number of
	Employees	Years With Us
Senior Management	6	25
Vice Presidents	11	19
Buyers	16	19
Store District / Regional Supervisors	36	20
Store Managers	343	9
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
          The following five-year table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as fishing rods and golf clubs, as a percentage of net sales:

	Fiscal Year
	2006	2005	2004	2003	2002
Soft Goods
Athletic and sport apparel	17.1%	16.1%	16.2%	16.1%	15.9%
Athletic and sport footwear	29.9	30.4	30.5	30.4	30.8

Total soft goods	47.0	46.5	46.7	46.5	46.7
Hard goods	53.0	53.5	53.3	53.5	53.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

          We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Easton	Icon (Proform)	Prince	Shimano
Asics	Everlast	Impex	Rawlings	Spalding
Browning	Fila	JanSport	Razor	Speedo
Bushnell	Footjoy	K2	Reebok	Timex
Coleman	Franklin	Lifetime	Remington	Titleist
Columbia	Head	Mizuno	Rollerblade	Under Armour
Converse	Heelys	New Balance	Russell Athletic	Wilson
Crosman	Hillerich & Bradsby	Nike	Saucony	Zebco
          We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment and fishing supplies. Private label merchandise is sold under our owned labels, including Court Casuals, Sport Essentials, Rugged Exposure, Golden Bear, Pacifica, and South Bay, in addition to labels licensed from a third party, including Kemper, Body Glove, Hi-Tec and Maui & Sons.
          Through our 52 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.
          Our buyers, who average 19 years of experience with us, work closely with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes an integrated merchandising, distribution, point-of-sale and financial information system to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.
Advertising
          Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of over 19 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name Big 5 Sporting Goods. Our customers also may sign up on our website to receive our weekly ads online through email.
          We use our professional in-house advertising staff rather than an outside advertising agency to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management with the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in over 185 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.
Vendor Relationships
          We have developed strong vendor relationships over the past 52 years. We currently purchase merchandise from over 800 vendors. In fiscal 2006, no single vendor represented greater than 5% of total purchases. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.
Management Information Systems
          We have fully integrated management information systems that track, on a daily basis, individual sales transactions at each store, inventory receiving and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host system. The host system and our stores’ point-of-sale registers are linked by a network that provides satellite communications for credit card authorization and processing, as well as daily polling of sales and merchandise movement at the store level. We believe our management information systems are efficiently supporting our current operations and provide a foundation for future growth.
Distribution
          During the first quarter of fiscal 2006, we completed the transition to a new distribution center located in Riverside, California, that now services all of our stores. The new facility has approximately 953,000 square feet of storage and office space. The new distribution center warehouse management system is fully integrated with our management information systems and provides improved warehousing and distribution capabilities. The new facility is more automated than our previous distribution center and we are achieving operational benefits from the new facility, including increased labor efficiencies, quality improvements, accuracy and timeliness. We distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers. Our lease for the new distribution center, which was entered into on April 14, 2004, has an initial term of 10 years and includes three additional five-year renewal options.
          At the end of fiscal 2005, we continued to maintain a 435,000 square foot leased distribution center in Fontana, California, that serviced all of our stores since 1990. The lease for this distribution center expired in March 2006 and was not renewed. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns; in June 2004, this lease was amended to reduce the amount of space leased to 110,700 square feet. The lease for the satellite distribution center expired in June 2005 and was not renewed.
Industry and Competition
          The retail market for sporting goods is highly competitive. In general, our competitors tend to fall into the following five basic categories:
          Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including us. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-

store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Hibbett Sports and Modell’s.
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
          Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations. These stores emphasize high volume sales and a large number of stock-keeping units. Examples include Sport Chalet, Dick’s Sporting Goods and The Sports Authority.
          Catalog and Internet-based Retailers. This category consists of numerous retailers that sell a broad array of new and used sporting goods products via catalogs or the Internet, including Cabela’s and Nike.com.
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
Employees
          We manage our stores through regional, district and store-based personnel. Our Senior Vice President of Store Operations has general oversight responsibility for all of our stores. Field supervision is led by five regional supervisors who report directly to the Vice President of Store Operations and who oversee 31 district supervisors. The district supervisors are each responsible for an average of 11 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers and a complement of appropriate full and part-time associates to match the store’s volume.
          As of December 31, 2006, we had over 8,100 active full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents 642 hourly employees in our distribution center and select stores. In September 2000, we negotiated two contracts with Local 578, one for our distribution center and one for our stores, both having initial expiration dates of August 31, 2005. We negotiated two one-year extensions to the contract covering our distribution center employees and the contract covering our store employees, and both contracts now expire on August 31, 2007. We have not had a strike or work stoppage in over 25 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.
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
          We also provide unique opportunities for our employees to gain knowledge about our products. These opportunities include “hands-on” training seminars and a biennial sporting goods product expo. At the sporting goods product expo, our vendors set up booths where full-time store employees receive intensive training on the products we carry. This event has proven successful for both training and motivating our employees.
Description of Service Marks and Trademarks
          We use the Big 5 and Big 5 Sporting Goods names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2013, respectively. We have also registered the names Court Casuals, Golden Bear, Pacifica, Rugged Exposure and South Bay as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2007 to 2017. We believe we will be successful in renewing the trademark registrations scheduled for renewal in 2007.
ITEM 1A. RISK FACTORS
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
          We have a substantial amount of debt. As of December 31, 2006, the aggregate amount of our outstanding indebtedness, including capital leases, was approximately $82.1 million. Our leveraged financial position means:
•	a substantial portion of our cash flow from operations will be required to service our indebtedness;

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes might be impeded;

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited; and

•	we are more vulnerable to increases in interest rates, which may affect our interest expense and negatively impact our operating results.
          If our business declines, our future cash flow might not be sufficient to meet our obligations and commitments.
          If we fail to make any required payment under our financing agreement, our debt payments may be accelerated under this instrument. In addition, in the event of bankruptcy or insolvency or a material breach of any covenant contained in our financing agreement, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
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
          One of our strategies includes opening profitable stores in new and existing markets. Our ability to successfully implement our growth strategy could be negatively affected by any of the following:
•	suitable sites may not be available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we may not be able to hire and retain qualified store personnel; and

•	we may not have the financial resources necessary to fund our expansion plans.
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
          Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, weather conditions, power outages, electricity costs and earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions (such as those that occurred in the winter of 2005-2006), inclement weather (such as the unusually heavy rains that occurred in winter 2004-2005) or other localized conditions such as flooding, fires, earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer. Several of our competitors operate stores across the United States and thus are not as vulnerable to these regional risks.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.
          Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees, and increases in the minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.
Our hardware and software systems are vulnerable to damage that could harm our business.
          Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales information. These systems and our operations are vulnerable to damage or interruption from:
•	earthquake, fire, flood and other natural disasters;

•	power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data, security breaches, misappropriation, data theft and similar events; and

•	computer viruses, worms, Trojan horses, intrusions, or other external threats.
          Any failure that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability.
If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.
          We purchase merchandise from over 800 vendors. Although we did not rely on any single vendor for more than 5.0% of our total purchases during the fiscal year ended December 31, 2006, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 34.9% of our total purchases during the fiscal year ended December 31, 2006. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. In addition, a significant portion of the products that we purchase, including those purchased from domestic suppliers, are manufactured abroad. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.
Disruptions at shipping ports through which our products are imported could prevent us from timely distribution and delivery of inventory, which could reduce our sales and profitability.
          From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. For example, the Port of Los Angeles, through which a substantial amount of the products manufactured abroad that we sell are imported, experienced delays in fiscal 2004 in distribution of products being imported through the Port of Los Angeles to their final destination due to difficulties associated with capacity limitations. Future disruptions at a shipping port at which our products are received, whether due to delays at the Port of Los Angeles or otherwise, may result in delays in the transportation of such products to our distribution center and ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales, including same store sales, and profitability could decline.
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
          Due to limited capacity at our prior distribution center in Fontana, California, we elected to lease a replacement distribution center. We completed the transition to the new distribution center in the first quarter of fiscal 2006, and we therefore have limited operational experience and history at this facility. Any disruption or operational difficulties in the functioning of the new facility could harm our future operations, particularly if such difficulties either affect our ability to adequately stock our stores or increase our operating costs. In the event that we are unable to achieve anticipated operational benefits or efficiencies from the new facility, our operations could suffer and our financial results could be negatively impacted. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the higher costs of the new facility in the manner we anticipate, our financial results could be negatively impacted.
Recently enacted securities laws and regulations are likely to increase our costs.
          The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002, as well as new rules and regulations subsequently implemented by the SEC, have required changes in some of our corporate governance practices. In addition to final rules issued by the SEC, NASDAQ also revised its requirements for companies that are quoted on The NASDAQ Stock Market LLC. These new rules and regulations have increased our legal and financial compliance costs and made some activities more difficult, time consuming and/or costly. These new rules and regulations have also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.
Current and future government regulation may negatively impact demand for our products and increase our cost of conducting business.
          The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our results or increase our costs or liabilities. Some of these laws and regulations include:
•	laws and regulations governing the manner in which we advertise or sell our products;

•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearms and ammunition;

•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;

•	minimum wage or living wage laws and laws requiring mandatory health insurance for employees; and,

•	U.S. customs laws and regulations pertaining to proper item classification, quotas, and payment of duties and tariffs.
          Changes in these laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase. This could adversely affect our revenue and profitability.
The sale of firearms and ammunition is subject to strict regulation, which could affect our operating results.
          Because we sell firearms and ammunition, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of firearms and ammunition. These laws and regulations require us, among other things, to ensure that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and to maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearms and ammunition has been the subject of increased federal, state and local regulation, and this may continue in our current markets and other markets into which we may expand. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms and ammunition, our licenses to sell firearms at our stores may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearms and ammunition could cause our operating expenses to increase, and this could adversely affect our operating results.
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
Increases in transportation costs due to rising fuel costs and other factors may negatively impact our operating results.
          We rely upon various means of transportation, including sea and truck, to deliver products to our distribution center from vendors and from our distribution center to our stores. Consequently, our results can vary depending upon the price of fuel. The price of oil has risen significantly in the last few years. This increase and any future increases may result in an increase in our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.
          In addition, labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. In particular, our business is highly dependent on the trucking industry to deliver products to our distribution center and our stores. Our operating results may be adversely affected if we or our vendors are unable to secure adequate trucking resources at competitive prices to fulfill our delivery schedules to our distribution center or stores.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.
          Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers compensation and employee benefits are highly complex and may involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.
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
          We experience seasonal fluctuations in our net sales and operating results. In fiscal 2006, we generated 26.8% of our net sales and 30.8% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.
Intense competition in the sporting goods industry could limit our growth and reduce our profitability.
          The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:
•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, Kohl’s, JC Penney, and Sears;

•	specialty sporting goods shops and pro shops, such as Foot Locker, Golfsmith, Bass Pro Shops, Gander Mountain and REI;

•	sporting goods superstores, such as Dick’s Sporting Goods and The Sports Authority; and

•	catalog and Internet-based retailers, such as Cabela’s and Nike.com.
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
          In addition, we sell firearms and ammunition, products associated with an increased risk of injury and related lawsuits. Sales of firearms and ammunition have historically represented less than 5% of our annual net sales. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. Commencement of these lawsuits against us could reduce our net sales and decrease our profitability.

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
          Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales, costs and expenses and financial condition. The threat of terrorist attacks since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Military action taken by the United States and its allies in Iraq or elsewhere could have a short or long-term negative economic impact upon the financial markets and our business in general.
Risks Related to Investing in Our Common Stock
Our quarterly sales and operating results fluctuate substantially, which may adversely affect the market price of our common stock.
          Our net and same store sales and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. A number of factors, many of which are outside our control, have historically caused and will continue to cause, variations in our quarterly net and same store sales and operating results, including changes in consumer demand for our products, competition in our markets, changes in pricing or other actions taken by our competitors, weather conditions in our markets, litigation, changes in accounting standards, changes in management’s accounting estimates or assumptions and general economic conditions. We cannot make any assurance that net or same store sales will continue to increase at the rates achieved in the past. Moreover, our same store sales may decline, which could have a negative impact on the price of our common stock.
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
          We cannot predict the effect, if any, that the availability of shares of common stock for sale will have on the prevailing market price of our common stock from time to time. At March 1, 2007, there were 22,672,067 shares of our common stock outstanding. All of these shares are freely transferable without restriction or further registration under the federal securities laws, except for any shares held by our affiliates, sales of which will be limited by Rule 144 under the Securities Act of 1933. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock or our ability to raise capital by offering equity securities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
Properties
          Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, where we lease approximately 55,000 square feet of office and adjoining retail space. The lease expires in February 2009.
          In April 2004, we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth and to replace our Fontana, California distribution center. The new distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Construction of this new distribution center was completed in the fourth quarter of fiscal 2005 and we completed the transition to the new facility in the first quarter of fiscal 2006. Our lease for the new distribution center has an initial term of ten years and includes three additional five-year renewal options. Until the first quarter of fiscal 2006, we continued to maintain a 435,000 square foot leased distribution center in Fontana, California. The lease for this distribution center expired in March 2006 and was not renewed. In August 2002, we leased an additional 136,000 square foot satellite distribution center to handle seasonal merchandise and returns; in June 2004, this lease was amended to reduce the amount of space leased to 110,700 square feet. The lease for the satellite distribution center expired in June 2005 and was not renewed.

          We lease all but one of our retail store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 33 years. Of the total store leases, nine leases are due to expire in the next five years without renewal options.
Our Stores
          Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits. In fiscal 2006, we processed approximately 26.9 million sales transactions and our average transaction size was approximately $33.
          Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store net sales per square foot of approximately $242 for fiscal 2006. Our high same store net sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns. The following table details our store locations by state as of December 31, 2006:

	Year		Percentage of Total
State	Entered	Number of Stores	Number of Stores
California	1955	185	54.0%
Washington	1984	42	12.2
Arizona	1993	29	8.5
Oregon	1995	18	5.2
Nevada	1978	14	4.1
Colorado	2001	13	3.8
Utah	1997	12	3.5
Texas	1995	11	3.2
New Mexico	1995	11	3.2
Idaho	1994	8	2.3

Total		343	100.0%

ITEM 3. LEGAL PROCEEDINGS
          As previously reported, on August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of the Company’s bylaws and unjust enrichment by certain executive officers. On November 17, 2005, the plaintiff filed an amended complaint in this action. The amended complaint was brought as a purported derivative action on behalf of the Company against all of the members of the Company’s Board of Directors and certain executive officers. The amended complaint alleged that the Company’s directors breached their fiduciary duties and violated the Company’s bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The parties executed a Stipulation of Settlement, dated as of August 30, 2006 (the “Settlement”), the terms of which included no admission of liability with regard to the litigation by the Company or any individual defendant, an acknowledgment by the Company that the litigation preceded the adoption or implementation of certain measures, internal controls and procedures that relate to certain of the allegations raised in the litigation and confer a benefit to the Company, and the payment by the Company’s insurance carrier of $150,000 in plaintiffs’ attorneys’ fees on behalf of the Company and the individual director and officer defendants. On December 4, 2006, the Settlement was approved by the court, and the Childers action was dismissed with prejudice.
          On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code. This complaint was brought as a purported class action on behalf of the Company’s California store managers. The plaintiff alleges, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. The plaintiff seeks, on behalf of the class members, back pay for overtime allegedly not paid, pre-judgment interest, statutory penalties including an additional thirty days’ wages for each employee whose employment terminated in the four years preceding the filing of the complaint, an award of attorneys’ fees and costs and injunctive relief to require the Company to treat store managers as non-exempt. The Company believes that the complaint is without merit and intends to defend the suit vigorously. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
          In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common stock, par value $0.01 per share, has traded on The NASDAQ Stock Market LLC since June 25, 2002. It trades under the symbol “BGFV”. The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal years 2006 and 2005:

	2006		2005
Fiscal Period	High	Low	High	Low
First Quarter	$22.70	$19.01	$29.10	$23.15
Second Quarter	$23.00	$18.50	$28.38	$22.40
Third Quarter	$22.80	$18.06	$28.73	$22.79
Fourth Quarter	$24.89	$21.67	$24.73	$21.36
          As of March 1, 2007, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $23.84.
          As of March 1, 2007, there were 22,672,067 shares of common stock outstanding held by approximately 120 holders of record.
Performance Graph
          Set forth below is a graph comparing the cumulative total stockholder return for the Company’s common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. Because the Company’s common stock began trading on June 25, 2002, the information in this graph is provided from June 25, 2002 at annual intervals for the fiscal years ended 2002, 2003, 2004, 2005 and 2006. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:
COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among Big 5 Sporting Goods Corporation, the NASDAQ Composite Stock Market (U.S.) Index and the
NASDAQ Retail Trade Index

*	Assumes $100 invested on June 25, 2002 in the Company’s common stock or on May 31, 2002 in the NASDAQ Composite Stock Market Index and the NASDAQ Retail Trade Index. Total return assumes reinvestment of dividends.

Dividend Policy
          In the fourth quarter of fiscal 2004 we declared and paid our first ever cash dividend, at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid during fiscal 2005 and the first quarter of fiscal 2006. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid on June 15, 2006, September 15, 2006, and December 15, 2006 to stockholders of record as of June 1, 2006, September 1, 2006, and December 1, 2006, respectively. In the first quarter of fiscal 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on March 15, 2007 to stockholders of record as of March 1, 2007.
          The financing agreement governing our revolving credit facility imposes restrictions on our ability to make dividend payments. For example, our ability to pay cash dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend or distribution, whether we are in default under the financing agreement and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.
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
          No shares were repurchased by the Company during the fourth quarter of fiscal 2006. During the third quarter of fiscal 2006, the Company repurchased 64,310 shares of the Company’s common stock pursuant to the repurchase program for a total price of $1.3 million, reducing the amount available for repurchase under the program to $13.7 million.
Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2006
          See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
          The “Balance Sheet Data” for fiscal 2006, 2005, 2004 and 2003 and the “Statement of Operations Data” for all years presented below have been derived from our audited consolidated financial statements. The Balance Sheet Data for fiscal 2002 presented below has been derived from unaudited consolidated financial statements. Selected consolidated financial data under the captions “Store Data” and “Other Financial Data” have been derived from the unaudited internal records of our operations. The information contained in these tables should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year (1)
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales	$876,805	$813,978	$782,215	$710,393	$667,550
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	565,888	525,768	496,633	455,601	429,170

Gross profit	310,917	288,210	285,582	254,792	238,380
Operating expenses:
Selling and administrative	235,343	222,841	209,081	189,882	178,747
Depreciation and amortization	17,115	15,526	12,296	10,826	10,038

Total operating expenses	252,458	238,367	221,377	200,708	188,785

Operating income	58,459	49,843	64,205	54,084	49,595
Premium and unamortized financing fees related to redemption of debt	—	—	2,067	3,434	4,557
Other income	—	(1,462)	—	—	—
Interest expense	7,516	5,839	6,841	11,545	15,685

Income before income taxes	50,943	45,466	55,297	39,105	29,353
Income taxes	20,108	17,927	21,778	15,688	12,080

Net income	30,835	27,539	33,519	23,417	17,273
Redeemable preferred stock dividends	—	—	—	—	7,999

Net income available to common stockholders	$30,835	$27,539	$33,519	$23,417	$9,274

Earnings per share:
Basic	$1.36	$1.21	$1.48	$1.03	$0.51

Diluted	$1.35	$1.21	$1.47	$1.03	$0.48

Dividends per share	$0.34	$0.28	$0.07	$—	$—

Weighted-average shares of common stock outstanding:
Basic	22,691	22,680	22,669	22,651	18,358

Diluted	22,795	22,802	22,792	22,753	19,476

	Fiscal Year (1)
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share and certain store data)
Store Data:
Same store sales increase (2)	4.0%	2.4%	3.9%	2.2%	3.9%
Net sales per square foot (in dollars) (3)	$242	$238	$238	$227	$227
End of period stores	343	324	309	293	275
Net sales per store (4)	$2,708	$2,657	$2,652	$2,543	$2,541

Other Financial Data:
Gross margin (5)	35.5%	35.4%	36.5%	35.9%	35.7%
Capital expenditures	$16,471	$29,644	$21,445	$11,226	$10,999
Inventory turns (6)	2.4x	2.4x	2.5x	2.4x	2.4x

Balance Sheet Data:
Cash and cash equivalents	$5,145	$6,054	$6,746	$9,030	$9,441
Working capital (7)	$101,549	$93,145	$72,531	$82,013	$87,576
Total assets	$364,099	$352,983	$312,677	$281,736	$266,903
Long-term debt and capital leases, less current portion	$80,078	$93,288	$78,054	$99,686	$125,131
Stockholders’ equity (deficit)	$100,460	$75,671	$54,276	$22,116	$(1,301)
(Notes to table on previous page and this page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. Fiscal years 2006, 2005, 2003 and 2002 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

(2)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons. The opening date is the date the store is first open for business.

(3)	Net sales per square foot is calculated by dividing net sales for same stores, as defined in (2) above, by the total square footage for those stores.

(4)	Net sales per store is calculated by dividing net sales for same stores, as defined in (2) above, by total same store count.

(5)	Gross margin is calculated by dividing gross profit by net sales using the “Statement of Operations Data”.

(6)	Inventory turns equal fiscal year cost of goods sold, buying and occupancy costs divided by fiscal year four-quarter average FIFO (first-in, first-out) inventory balances.

(7)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Throughout this section, our fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, are referred to as fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2006, fiscal 2005 and fiscal 2004 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. You should review the “Forward-Looking Statements” and “Risk Factors” set forth elsewhere in this report for a discussion of important factors that could cause actual results in future periods to differ materially from the results contemplated by the forward-looking statements contained herein.
Overview
          We are a leading sporting goods retailer in the western United States, operating 343 stores in 10 states under the name “Big 5 Sporting Goods” at December 31, 2006. We provide a full-line product offering in a traditional sporting goods store format that averages 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe that over the past 52 years we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that delivers consistent value on quality merchandise.
          Throughout our 52-year history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2006	2005	2004
Big 5 Sporting Goods stores
Beginning of period	324	309	293
New stores (1)	19	18	18
Stores relocated	—	(2)	(2)
Stores closed	—	(1)	—

End of period	343	324	309

(1)	Stores that are relocated during any period are classified as new stores. Sales from the prior location are treated the same as sales from a closed store and thus are excluded from same store sales calculations.
Critical Accounting Policies
          We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition.
          Use of Estimates
          We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

          Revenue Recognition
          We earn revenue by selling merchandise primarily through our retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which have historically accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote and no liability to relevant jurisdictions exists.
          Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery of product to the customer. The Company discontinued its layaway sales program in the fourth quarter of fiscal 2006.
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
          Leases
          We lease all but one of our store locations. We account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.
          Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). We recognize rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.

          Certain leases also may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with SFAS No. 29, Determining Contingent Rentals, an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.
          Stock-Based Compensation Plan
          Effective January 2, 2006, we adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and therefore we did not restate prior period results. Under this transition method, we began recognizing compensation expense using the fair-value method for stock options granted which vested during the period. The adoption of this method increased compensation expense by $2.3 million for fiscal 2006 and reduced operating income and income before income taxes by the same amount. The recognized tax benefit related to the compensation expense for fiscal 2006 was $0.9 million. Net income for fiscal 2006 was reduced by $1.4 million, or $0.06 per basic and diluted share.
          Prior to January 2, 2006, we accounted for our share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation related to options issued to employees, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.
Results of Operations
          The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2006		2005		2004
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$876,805	100.0%	$813,978	100.0%	$782,215	100.0%
Costs of sales (1)	565,888	64.5	525,768	64.6	496,633	63.5

Gross profit	310,917	35.5	288,210	35.4	285,582	36.5
Selling and administrative	235,343	26.8	222,841	27.4	209,081	26.7
Depreciation and amortization	17,115	2.0	15,526	1.9	12,296	1.6

Operating income	58,459	6.7	49,843	6.1	64,205	8.2
Premium and unamortized financing fees related to redemption of debt	—	—	—	—	2,067	0.3
Other income	—	—	(1,462)	(0.2)	—	—
Interest expense	7,516	0.9	5,839	0.7	6,841	0.8

Income before income taxes	50,943	5.8	45,466	5.6	55,297	7.1
Income taxes	20,108	2.3	17,927	2.2	21,778	2.8

Net income	$30,835	3.5%	$27,539	3.4%	$33,519	4.3%

(1)	Costs of sales include cost of goods sold, buying and occupancy charges, excluding depreciation and amortization shown separately in this table.

Fiscal 2006 Compared to Fiscal 2005
          Both fiscal years 2006 and 2005 were 52-week periods for the Company. As a result, the following discussion of both fiscal years reflects 52-week periods of financial information.
          Net Sales. Net sales increased by $62.8 million, or 7.7%, to $876.8 million for fiscal 2006 from $814.0 million for fiscal 2005. The growth in net sales was primarily attributable to an increase of $31.9 million in same store sales and an increase of $32.3 million in new store sales, net of sales for closed stores, which reflected the opening of 35 new stores, net of relocations, since January 2, 2005. Net sales for the fourth quarter of fiscal 2005 included $1.2 million related to our initial recognition of gift card breakage (gift cards sold and store merchandise credits issued where the likelihood of redemption by the customer is remote). Gift card breakage for fiscal 2006 totaled $0.4 million, of which $0.1 million was recorded in the fourth quarter. Same store sales increased 4.0% for fiscal 2006 compared with fiscal 2005. The increase in net sales for fiscal 2006 was attributable to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at the end of fiscal 2006 was 343 versus 324 at the end of fiscal 2005 as we opened 19 new stores in fiscal 2006.
          Gross Profit. Gross profit increased by $22.7 million, or 7.9%, to $310.9 million in fiscal 2006 from $288.2 million in fiscal 2005. Our gross profit margin was 35.5% in fiscal 2006 compared to 35.4% in fiscal 2005. Product selling margins for fiscal 2006, which exclude buying, occupancy and distribution costs, increased 20 basis points versus fiscal 2005. Inventory reserve provisions decreased $3.0 million, or 45 basis points, from the prior year due primarily to a lower provision for shrink offset partially by an increased provision for the realizability of the value of returned goods. Distribution center costs increased by $6.0 million, or 35 basis points, during the period, due primarily to the commencement of operations at our new larger distribution center, higher labor-related costs and increased trucking expense, related in part to higher gasoline prices. Distribution center costs capitalized into inventory for fiscal 2006 decreased $0.8 million, or 13 basis points, compared to fiscal 2005. Store occupancy costs increased by $4.4 million, or 7 basis points, over fiscal 2005, due mainly to new store openings. Our gross profit for fiscal 2005 reflected the negative impact of an asset write-off of $0.7 million.
          Selling and Administrative. Selling and administrative expenses increased by $12.5 million to $235.3 million, or 26.8% of net sales, in fiscal 2006 from $222.8 million, or 27.4% of net sales, in fiscal 2005. Store-related expenses, excluding occupancy, increased by $6.8 million due primarily to an increase in store count, but declined 43 basis points as a percentage of net sales as store labor savings, due in part to merchandise delivery efficiencies provided by our new distribution center, and the ramp-up in sales for fiscal 2006, allowed leveraging of these expenses. Store-related expenses in fiscal 2006 were favorably impacted by our receipt of $0.7 million resulting from the settlement of a class-action lawsuit relating to credit card fees. Advertising expense increased by $1.7 million in fiscal 2006 due primarily to increased newspaper advertising costs, but declined 22 basis points as a percentage of net sales. Administrative expenses for fiscal 2006 also reflect increased labor-related costs of $2.5 million, or 9 basis points, to support our continuing growth and internal control initiatives and stock-based compensation expense of $2.2 million, or 25 basis points, due to our implementation of SFAS No. 123(R) on January 2, 2006. Legal and audit expense decreased by $1.2 million, or 20 basis points, in fiscal 2006 as a result of higher costs incurred in fiscal 2005 associated with the restatement of our prior period financial statements.
          Depreciation and Amortization. Depreciation and amortization expense increased by $1.6 million, or 10.2%, to $17.1 million in fiscal 2006 compared to $15.5 million in fiscal 2005. The higher expense was primarily due to the commencement of operations at our new distribution center, as well as the increase in store count to 343 stores at the end of fiscal 2006 from 324 stores at the end of fiscal 2005.
          Other Income. In fiscal 2005, we recorded proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain proceedings. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded in selling and administrative expense primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.
          Interest Expense. Interest expense increased by $1.7 million, or 28.7%, to $7.5 million in fiscal 2006 from $5.8 million in fiscal 2005. The increase in interest expense primarily reflects the impact of higher short-term interest rates partially offset by lower average debt levels.
          Income Taxes. The provision for income taxes was $20.1 million for fiscal 2006 and $17.9 million for fiscal 2005. Our effective tax rate was 39.5% for fiscal 2006 and 39.4% for fiscal 2005.

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
          Selling and Administrative. Selling and administrative expenses increased by $13.8 million to $222.8 million, or 27.4% of net sales, in fiscal 2005 from $209.1 million, or 26.7% of net sales, in fiscal 2004. The increase reflected a $4.6 million, or 50 basis point, increase in legal and audit fees in fiscal 2005, due primarily to costs related to the restatement of our prior period financial statements. This increase in legal and audit fees was partially offset by $0.5 million of proceeds received from the settlement of two legal claims. Store-related expenses, excluding occupancy, increased by $6.9 million, or 20 basis points, during fiscal 2005, due primarily to an increase in store count and higher labor and benefit costs. Expenses for the fourth quarter of fiscal 2005 benefited by $0.9 million from a fourth quarter reduction of reserves related to workers’ compensation claims due primarily to better than expected loss experience. The remaining increase was primarily a result of various higher administrative expenses in support of our overall sales growth.
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
          Other Income. In fiscal 2005, we recorded proceeds from the settlement of a claim related to the required relocation of one of our stores, which was located on land acquired by a city redevelopment agency through eminent domain proceedings. Settlement proceeds totaled $1.8 million, of which $1.4 million was recorded as other income and $0.4 million was recorded in selling and administrative expense primarily as a reduction in legal fees incurred in connection with this eminent domain proceeding.
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
Liquidity and Capital Resources
          Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings from our revolving credit facility.
          Operating Activities. Net cash provided by operating activities for fiscal 2006, fiscal 2005 and fiscal 2004 was $42.5 million, $27.2 million and $39.1 million, respectively. The increase in cash provided by operating activities for fiscal 2006 compared to fiscal 2005 primarily reflects higher net income for the year and non-cash expense components of net income combined with reduced funding for working capital versus the prior year. Comparing fiscal 2006 to fiscal 2005, the positive cash flow effect of using less cash to purchase merchandise inventories along with higher accounts payable was partially offset by a larger reduction in accrued expenses for professional fees and other expenses. The decrease in cash provided by operating activities for fiscal 2005 versus fiscal 2004 primarily reflects lower net income for the year combined with higher net cash used for working capital. Comparing fiscal 2005 to fiscal 2004, the increased use of cash for payment of accounts payable, due primarily to the timing of supplier payments, was partially offset by a reduced use of cash to purchase merchandise inventories and the effect of an increase in accrued expenses and deferred rent related primarily to our new distribution center.
          Investing Activities. Net cash used in investing activities for fiscal 2006, fiscal 2005 and fiscal 2004 was $16.2 million, $29.6 million and $21.4 million, respectively. Capital expenditures, excluding non-cash acquisitions, for fiscal 2006, fiscal 2005 and fiscal 2004 were $16.5 million, $29.6 million and $21.4 million, respectively. The higher capital expenditures for fiscal 2005 and fiscal 2004 primarily reflect expenditures for our new distribution center. The balance of these capital expenditures was primarily for new store openings, store-related remodeling and computer hardware and software purchases.
          Financing Activities. Net cash used in financing activities for fiscal 2006 was $27.1 million, net cash provided by financing activities for fiscal 2005 was $1.8 million, and net cash used in financing activities for fiscal 2004 was $20.0 million. For fiscal 2006, cash was used to pay down borrowings under our revolving credit facility and to prepay our outstanding term loan. For fiscal 2005, borrowings under our revolving credit facility increased to fund capital expenditures for our new distribution center. For fiscal 2004, borrowings under our financing agreement and cash provided by operations were used to pay off the Company’s 10.875% senior notes.
          As of December 31, 2006, we had revolving credit borrowings of $77.1 million and letter of credit commitments of $0.2 million outstanding under our financing agreement. These balances compare to borrowings of $82.1 million, a term loan balance of $13.3 million and letter of credit commitments of $0.2 million outstanding under our credit facility as of January 1, 2006. We prepaid $5.0 million of our term loan in the second quarter of fiscal 2006 and we prepaid the remaining $8.3 million of our term loan in the fourth quarter of fiscal 2006.
          In the fourth quarter of fiscal 2004, we declared and paid our first ever cash dividend, at an annual rate of $0.28 per share of outstanding common stock. Quarterly dividend payments of $0.07 per share were paid during fiscal 2005 and the first quarter of fiscal 2006. In the second quarter of fiscal 2006, our Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid on June 15, 2006, September 15, 2006 and December 15, 2006 to stockholders of record as of June 1, 2006, September 1, 2006 and December 1, 2006, respectively. In the first quarter of fiscal 2007, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on March 15, 2007 to stockholders of record as of March 1, 2007. Our ability to pay dividends in the future will depend, in part, on compliance with restrictions on dividends contained in our financing agreement.
          Future Capital Requirements. We had cash on hand of $5.1 million at December 31, 2006. We expect capital expenditures for fiscal 2007, excluding non-cash acquisitions, to range from approximately $17.0 million to $18.0 million, primarily to fund the opening of approximately 20 new stores, net of relocations, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases.
          We believe we will be able to fund our future cash requirements for operations from cash on hand, operating cash flows and borrowings from our revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our payments under debt obligations and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Item 1A, “Risk Factors” included in this report.
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
          Our future obligations and commitments as of December 31, 2006, include the following:

	Payments Due by Period
		Less Than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Capital lease obligations	$5,433	$2,221	$2,489	$647	$76
Operating lease commitments	317,226	49,842	92,165	68,876	106,343
Other long-term liabilities	2,770	—	—	—	2,770
Revolving credit facility	77,086	—	—	77,086	—
Letters of credit	170	170	—	—	—

Total	$402,685	$52,233	$94,654	$146,609	$109,189

          Periodic interest payments on the revolving credit facility are not included in the table above because interest expense is based on a variable index, either LIBOR or the JP Morgan Chase Bank prime lending rate.
          Capital lease obligations consist principally of leases for our distribution center delivery trailers and management information systems hardware. Payments for these lease obligations are provided for by cash flows generated from operations or through borrowings from our revolving credit facility. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire. Other long-term liabilities consist principally of an employment agreement obligation for Robert W. Miller, co-founder of the Company, and an asset retirement obligation related to the removal of leasehold improvements from our stores upon termination of our store leases.

          In April 2004, we signed an operating lease agreement for a new distribution facility in order to facilitate our store growth. The new distribution facility is located in Riverside, California and has approximately 953,000 square feet of storage and office space.
          Issued and outstanding letters of credit were $0.2 million at December 31, 2006, and were related primarily to importing merchandise and funding insurance program liabilities.
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
          We prepaid $5.0 million of our term loan in the second quarter of fiscal 2006 and we prepaid the remaining $8.3 million of our term loan in the fourth quarter of fiscal 2006. Under the terms of the agreement, the line of credit available under our revolving credit facility increased by an amount equal to the repayments of the term loan. At the end of fiscal 2006, the financing agreement consists solely of a non-amortizing $175.0 million revolving credit facility.
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
          The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility.
          Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets or pay dividends. We may declare a dividend only if no default or event of default exists on the dividend declaration date and a default is not expected to result from the payment of the dividend and certain other criteria are met, which may include the maintenance of certain financial ratios. We are currently in compliance with all covenants under our financing agreement. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, our debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
Seasonality
          We experience seasonal fluctuations in our net sales and operating results. In fiscal 2006, we generated 26.8% of our net sales and 30.8% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in expected fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.

Impact of Inflation
          We do not believe that inflation had a material impact on our earnings from operations in fiscal 2006.
Recently Issued Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006 and provides transitional guidance for treating differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption. The Company does not expect that FIN 48, when adopted, will have a material impact on the Company’s consolidated financial statements.
          In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded as a liability under accrued expenses), the adoption of this Issue will not have a material impact on the Company’s consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 (a.k.a. SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality (a.k.a. SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
          There are no other accounting standards issued as of March 9, 2007 that are expected to have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
          This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “feels”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in costs of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, “Risk Factors” in this report and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% in fiscal 2007 as compared to the rate at December 31, 2006, our interest expense for fiscal 2007 would increase $0.8 million based on the outstanding balance of our borrowings under our financing agreement at December 31, 2006. We do not hold any derivative instruments and do not engage in hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements and the supplementary financial information required by this Item and included in this report are listed in the Index to consolidated financial statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
          We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
(a) Management’s Annual Report on Internal Control Over Financial Reporting.
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
          Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2006, we maintained effective internal control over financial reporting.
(b) Attestation Report of the Independent Registered Public Accounting Firm.
          The assessment by management of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 9A(d)).
(c) Changes in Internal Control Over Financial Reporting.
          There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:
          We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)), that Big 5 Sporting Goods Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, management’s assessment that Big 5 Sporting Goods Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries as of December 31, 2006 and January 1, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
March 9, 2007
ITEM 9B. OTHER INFORMATION
          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION
          The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A)	Documents filed as part of this report:
(1)	Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2)	Financial Statement Schedule.

See Index to Consolidated Financial Statements on page F-1 hereof.
(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen of Common Stock Certificate. (2)

10.1	2002 Stock Incentive Plan. (3)

10.2	1997 Management Equity Plan. (4)

10.3	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)

10.4	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation. (3)

10.5	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)

10.6
Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994. (1)

10.7	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/Business Credit, Inc. (1)

10.8	Guaranty dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/Business Credit, Inc. (1)

10.9	Form of Indemnification Agreement. (1)

10.10	Form of Indemnification Letter Agreement. (2)

10.11	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor of The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein). (5)

10.12
Second Amended and Restated Financing Agreement, dated as of December 15, 2004, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp. (6)

10.13
Modification and Reaffirmation of Guaranty dated as of December 15, 2004 by and between Big 5 Sporting Goods Corporation, a Delaware corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein. (6)

10.14
Reaffirmation of Co-Obligor Agreement dated as of December 15, 2004, by and among Big 5 Corp., a Delaware corporation and Big 5 Services Corp., a Virginia corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein. (6)

10.15
First Amendment to Second Amended and Restated Financing Agreement, dated as of May 24, 2006, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp. (7)

10.16	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(8)

10.17	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan. (9)

10.18	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan. (9)

10.19	Summary of Director Compensation. (12)

10.20	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp. (10)

10.21	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (11)

14.1	Code of Business Conduct and Ethics. (5)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (12)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (12)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (12)

32.1	Section 1350 Certification of Chief Executive Officer. (12)

32.2	Section 1350 Certification of Chief Financial Officer. (12)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(5)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 21, 2004.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on May 31, 2006.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.

(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.

(12)	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 9, 2007	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 9, 2007

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	March 9, 2007

/s/ G. Michael Brown G. Michael Brown	Director of the Company	March 9, 2007

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	March 9, 2007

/s/ David R. Jessick David R. Jessick	Director of the Company	March 9, 2007

/s/ Michael D. Miller Michael D. Miller	Director of the Company	March 9, 2007

BIG 5 SPORTING GOODS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and January 1, 2006	F-3

Consolidated Statements of Operations for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	F-4

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Schedule
Consolidated Financial Statement Schedule:

Valuation and Qualifying Accounts as of December 31, 2006, January 1, 2006 and January 2, 2005	II

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:
          We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the Company) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
          As discussed in Note 2 and 13 to the consolidated financial statements, effective January 2, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Big 5 Sporting Goods Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 9, 2007

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	January 1,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,145	$6,054
Trade and other receivables, net of allowances of $3,561 and $3,129, respectively	9,566	7,900
Merchandise inventories	228,692	223,243
Prepaid expenses	9,857	9,561
Deferred income taxes	9,345	9,146

Total current assets	262,605	255,904

Property and equipment, net	88,159	86,475
Deferred income taxes	7,795	5,050
Leasehold interest, net of accumulated amortization of $28,385 and $27,966, respectively	—	419
Other assets, net of accumulated amortization of $590 and $489, respectively	1,107	702
Goodwill	4,433	4,433

Total assets	$364,099	$352,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,128	$90,698
Accrued expenses	62,933	63,490
Current portion of capital lease obligations	1,995	1,904
Current portion of long-term debt	—	6,667

Total current liabilities	161,056	162,759

Deferred rent, less current portion	19,735	19,150
Capital lease obligations, less current portion	2,992	4,528
Long-term debt, less current portion	77,086	88,760
Other long-term liabilities	2,770	2,115

Total liabilities	263,639	277,312

Commitments and contingencies and subsequent events
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,848,887 and 22,805,337 shares, respectively; outstanding 22,670,367 and 22,691,127 shares, respectively	228	227
Additional paid-in capital	87,956	85,007
Retained earnings (Accumulated deficit)	14,126	(8,992)
Less: Treasury stock, at cost; 178,520 and 114,210 shares, respectively	(1,850)	(571)

Total stockholders’ equity	100,460	75,671

Total liabilities and stockholders’ equity	$364,099	$352,983

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended	Year ended	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Net sales	$876,805	$813,978	$782,215
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	565,888	525,768	496,633

Gross profit	310,917	288,210	285,582

Operating expenses:
Selling and administrative	235,343	222,841	209,081
Depreciation and amortization	17,115	15,526	12,296

Total operating expenses	252,458	238,367	221,377

Operating income	58,459	49,843	64,205

Premium and unamortized financing fees related to redemption of debt	—	—	2,067
Other income	—	(1,462)	—
Interest expense	7,516	5,839	6,841

Income before income taxes	50,943	45,466	55,297

Income taxes	20,108	17,927	21,778

Net income	$30,835	$27,539	$33,519

Dividends per share declared	$0.34	$0.28	$0.07

Earnings per share:
Basic	$1.36	$1.21	$1.48

Diluted	$1.35	$1.21	$1.47

Weighted-average shares of common stock outstanding:
Basic	22,691	22,680	22,669

Diluted	22,795	22,802	22,792

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, January 1, 2006 and January 2, 2005
(In thousands, except share amounts)

				Retained
			Additional	Earnings	Treasury
	Common Stock		Paid-In	(Accumulated	Stock,
	Shares	Amount	Capital	Deficit)	At Cost	Total
Balance at December 28, 2003	22,663,927	$227	$84,574	$(62,114)	$(571)	$22,116

Net income	—	—	—	33,519	—	33,519
Dividends paid on common stock	—	—	—	(1,587)	—	(1,587)
Exercise of stock options	13,500	—	228	—	—	228

Balance at January 2, 2005	22,677,427	227	84,802	(30,182)	(571)	54,276

Net income	—	—	—	27,539	—	27,539
Dividends paid on common stock	—	—	—	(6,349)	—	(6,349)
Exercise of stock options	13,700	—	205	—	—	205

Balance at January 1, 2006	22,691,127	227	85,007	(8,992)	(571)	75,671

Net income	—	—	—	30,835	—	30,835
Dividends paid on common stock	—	—	—	(7,717)	—	(7,717)
Exercise of stock options	43,550	1	481	—	—	482
Share-based compensation	—	—	2,290	—	—	2,290
Excess tax benefit related to share- based compensation	—	—	178	—	—	178
Repurchase of treasury stock	(64,310)	—	—	—	(1,279)	(1,279)

Balance at December 31, 2006	22,670,367	$228	$87,956	$14,126	$(1,850)	$100,460

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended	Year ended	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Cash flows from operating activities:
Net income	$30,835	$27,539	$33,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,115	15,526	12,296
Share-based compensation	2,290	—	—
Stock option income tax benefits	—	56	74
Excess tax benefits of stock options exercised	(93)	—	—
Amortization of deferred finance charges	151	381	411
Deferred income taxes	(2,944)	(1,315)	(1,311)
(Gain) loss on disposal of equipment	(200)	(32)	68
Premium and unamortized financing fees related to redemption of debt	—	—	2,067
Changes in operating assets and liabilities:
Merchandise inventories	(5,449)	(17,030)	(21,095)
Trade and other receivables, net	(1,666)	(791)	2,543
Prepaid expenses and other assets	(852)	(1,595)	(3,366)
Accounts payable	4,003	(3,187)	7,368
Accrued expenses and other liabilities	(724)	7,608	6,572

Net cash provided by operating activities	42,466	27,160	39,146

Cash flows from investing activities:
Purchases of property and equipment	(16,471)	(29,644)	(21,445)
Proceeds from disposal of equipment	223	32	—

Net cash used in investing activities	(16,248)	(29,612)	(21,445)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit facilities and book overdraft	(3,581)	16,347	10,845
Principal borrowings under term loan	—	—	20,000
Principal payments under term loan	(13,333)	(6,667)	—
Principal payments on capital lease obligations	(1,792)	(1,776)	—
Proceeds from exercise of stock options	482	205	228
Payment of 10.875% senior notes	—	—	(49,471)
Excess tax benefits of stock options exercised	93	—	—
Purchases of treasury stock	(1,279)	—	—
Dividends paid	(7,717)	(6,349)	(1,587)

Net cash (used in) provided by financing activities	(27,127)	1,760	(19,985)

Net decrease in cash and cash equivalents	(909)	(692)	(2,284)

Cash and cash equivalents at beginning of year	6,054	6,746	9,030

Cash and cash equivalents at end of year	$5,145	$6,054	$6,746

Supplemental disclosures of non-cash investing activities:
Property acquired under capital leases	$347	$3,552	$—

Property purchases accrued	$1,585	$2,978	$—

Supplemental disclosures of cash flow information:
Interest paid	$8,478	$5,407	$7,072

Income taxes paid	$25,358	$25,251	$22,899

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Description of Business
          The accompanying consolidated financial statements as of December 31, 2006 and January 1, 2006 and for the years ended December 31, 2006 (“fiscal 2006”), January 1, 2006 (“fiscal 2005”) and January 2, 2005 (“fiscal 2004”), represent the financial position and results of operations of Big 5 Sporting Goods Corporation (“Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates in one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a broad range of hardlines, softlines and footwear, operating 343 stores at December 31, 2006 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho and Colorado.
(2) Basis of Reporting and Summary of Significant Accounting Policies
Consolidation
          The consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. All significant intercompany balances and transactions have been eliminated in consolidation.
Reporting Period
          The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2006 was comprised of 52 weeks and ended on December 31, 2006. Fiscal 2005 was comprised of 52 weeks and ended on January 1, 2006. Fiscal 2004 was comprised of 53 weeks and ended on January 2, 2005.
Use of Estimates
          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
Stock-Based Compensation
          Prior to January 2, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation related to options issued to employees, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Effective January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and therefore has not restated prior period results. Under this transition method, the Company began recognizing compensation expense using the fair-value method for stock options granted which vested during the period. See Note 13 to the consolidated financial statements for a further discussion on stock-based compensation.
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
          The following table sets forth the computation of basic and diluted net income per common share:

	Year ended	Year ended	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands, except per share data)

Net income	$30,835	$27,539	$33,519

Weighted-average shares of common stock outstanding:
Basic	22,691	22,680	22,669
Dilutive effect of common stock equivalents arising from stock options	104	122	123

Diluted	22,795	22,802	22,792

Basic earnings per share	$1.36	$1.21	$1.48

Diluted earnings per share	$1.35	$1.21	$1.47

          The computation of diluted earnings per share for fiscal 2006, 2005 and 2004 does not include 792,450 options, 52,500 options and 331,500 options, respectively, that were outstanding and antidilutive.
Revenue Recognition
          The Company earns revenue by selling merchandise primarily through its retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which have historically accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“Gift Card Breakage”) and no liability to relevant jurisdictions exists. The Company determines the Gift Card Breakage rate based upon historical redemption patterns. Gift Card Breakage income is included in revenue in the consolidated statements of operations. Installment payments on layaway sales are recorded as a liability, and revenue is recognized upon receipt of final payment from and delivery of product to the customer. The Company discontinued its layaway sales program in the fourth quarter of fiscal 2006.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Advertising Costs
          Advertising costs are expensed as incurred. Advertising expenses amounted to $48.8 million, $47.0 million and $45.5 million for fiscal 2006, 2005 and 2004, respectively. Advertising expense is included in selling and administrative expenses in the accompanying statements of operations. The Company receives cooperative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-op advertising allowances amounted to $7.5 million, $7.5 million and $6.8 million for fiscal 2006, 2005 and 2004, respectively.
Pre-opening Costs
          Pre-opening costs, which consist primarily of payroll and recruiting costs, training, marketing, rent, travel and supplies, are expensed as incurred.
Cash and Cash Equivalents
          Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.
Trade and Other Receivables
          Trade accounts receivable consist primarily of third party credit card receivables and amounts due from inventory vendors for returned products or co-op advertising. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. Allowance for doubtful accounts also includes an estimate for sales returns based upon historical experience.
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
Property and Equipment
          Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Land	Indefinite
Buildings	20 years
Leasehold improvements	Shorter of 10 years or term of lease
Furniture and equipment	7 – 10 years
          Maintenance and repairs are expensed as incurred.
          Landlord allowances for tenant improvements are recorded as deferred rent and amortized on a straight-line basis over the lease term as a component of rent expense, in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Goodwill
          Goodwill represents the excess of purchase price over fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test for the impairment of goodwill at least annually. The Company performed an annual impairment test as of the end of fiscal years 2006, 2005 and 2004, and determined that goodwill was not impaired.
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
Leases
          The Company leases the majority of its store locations. The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.
          Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.
          Certain leases also may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with SFAS No. 29, Determining Contingent Rentals, an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.
Asset Retirement Obligations
          The Company accounts for its asset retirement obligations (“ARO”) in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for the fair value of a legally required asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company’s ARO liabilities are associated with the disposal of leasehold improvements which, at the end of a lease, the Company may be contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement.
          The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, cost inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability will be recognized as an operating gain or loss in the consolidated statement of operations. The ARO liability, which totaled $0.4 million at December 31, 2006, is included in other long-term liabilities in the consolidated balance sheet.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Income Taxes
          The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized.
Subsequent Event
          In the first quarter of fiscal 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on March 15, 2007 to stockholders of record as of March 1, 2007.
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
          In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Since the Company currently records taxes on a net basis (i.e., sales tax is not included in sales, but is instead recorded

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
as a liability under accrued expenses), the adoption of this Issue will not have a material impact on the Company’s consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 (a.k.a. SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality (a.k.a. SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
          There are no other accounting standards issued as of March 9, 2007 that are expected to have a material impact on the Company’s consolidated financial statements.
(3) Property and Equipment
          Property and equipment consist of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Land	$186	$186
Building	434	434
Leasehold improvements	74,162	66,287
Furniture and equipment	105,613	101,615

	180,395	168,522
Less accumulated depreciation and amortization	(92,236)	(82,047)

Property and equipment, net	$88,159	$86,475

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Depreciation expense associated with property and equipment, including assets leased under capital leases, was $9.9 million, $8.2 million and $6.0 million for the fiscal years 2006, 2005 and 2004, respectively. The amortization for leasehold improvements included in the totals above was $6.5 million, $5.2 million and $4.5 million for the fiscal years 2006, 2005 and 2004, respectively. The gross cost of equipment under capital leases, included above, was $9.0 million and $9.9 million as of December 31, 2006 and January 1, 2006, respectively. The accumulated amortization related to these capital leases was $4.2 million and $3.6 million as of December 31, 2006 and January 1, 2006, respectively.
(4) Long-Term Debt
          Long-term debt consists of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Revolving credit facility	$77,086	$82,094
Term loan	—	13,333

	77,086	95,427
Less current portion	—	(6,667)

Long-term debt, less current portion	$77,086	$88,760

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
          The Company prepaid $5.0 million of its term loan in the second quarter of fiscal 2006 and the Company prepaid the remaining $8.3 million of its term loan in the fourth quarter of fiscal 2006. Under the terms of the agreement, the line of credit available under the revolving credit facility increased by an amount equal to the repayments of the term loan. At the end of fiscal 2006, the financing agreement consists solely of a non-amortizing $175.0 million revolving credit facility.
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
          Under the revolving credit facility, the Company’s maximum eligible borrowing is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of December 31, 2006 and January 1, 2006, the Company’s total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $72.1 million and $57.7 million, respectively. The revolving credit facility bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate.
          At December 31, 2006 and January 1, 2006, the one-month LIBOR rate was 5.3% and 4.4%, respectively, and the JP Morgan Chase Bank prime lending rate was 8.25% and 7.25%, respectively. On December 31, 2006 and January 1, 2006, the Company had borrowings outstanding bearing interest at both LIBOR and the JP Morgan Chase Bank prime lending rates.
          The financing agreement contains various financial and other covenants, including covenants that require the Company to maintain a fixed-charge coverage ratio, restrict its ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that it may incur. The Company’s financing agreement also

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
restricts its ability to engage in mergers or acquisitions, sell assets or pay dividends. The Company may declare a dividend only if no default or event of default exists on the dividend declaration date and a default is not expected to result from the payment of the dividend and certain other criteria are met, which may include the maintenance of certain financial ratios. If the Company fails to make any required payment under its financing agreement or if the Company otherwise defaults under this instrument, the terms of its debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that the Company may have outstanding at that time.
(5) Fair Values of Financial Instruments
          The carrying value of cash, trade and other receivables, trade accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.
(6) Lease Commitments
          The Company currently leases stores, distribution and headquarters facilities under non-cancelable operating leases that expire through the year 2022. These leases generally contain renewal options for periods ranging from 3 to 10 years and require the Company to pay all executory costs such as maintenance and insurance.
          Certain of the Company’s leases provide for the payment of contingent rent based on a percentage of sales.
          Rental expense for operating leases consisted of the following:

	Year ended	Year ended	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Rental expense	$45,100	$42,247	$41,356
Contingent rentals	1,559	1,646	1,676

Total rental expense	$46,659	$43,893	$43,032

          Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of December 31, 2006 are:

	Capital	Operating
Year ending:	Leases	Leases	Total
	(In thousands)

2007	$2,221	$49,842	$52,063
2008	1,556	48,690	50,246
2009	933	43,475	44,408
2010	488	37,605	38,093
2011	159	31,271	31,430
Thereafter	76	106,343	106,419

Total minimum lease payments	5,433	$317,226	$322,659

Less imputed interest	(446)

Present value of minimum lease payments	$4,987

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(7) Accrued Expenses
          Accrued expenses consist of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Payroll and related expenses	$18,150	$16,655
Self-insurance	8,047	7,439
Advertising	5,504	5,623
Sales tax	10,836	9,212
Gift cards and certificates	6,510	5,907
Occupancy costs	5,912	6,063
Income tax	1,001	1,117
Legal and audit	311	1,455
Truck delivery	629	1,057
Other	6,033	8,962

Accrued expenses	$62,933	$63,490

(8) Income Taxes
          Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
2006:
Federal	$19,049	$(2,735)	$16,314
State	4,003	(209)	3,794

	$23,052	$(2,944)	$20,108

2005:
Federal	$16,026	$(1,272)	$14,754
State	3,216	(43)	3,173

	$19,242	$(1,315)	$17,927

2004:
Federal	$18,040	$(206)	$17,834
State	5,049	(1,105)	3,944

	$23,089	$(1,311)	$21,778

          The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year ended	Year ended	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Tax expense at statutory rate	$17,831	$15,913	$19,354
State taxes, net of federal benefit	2,351	2,111	2,565
Other	(74)	(97)	(141)

	$20,108	$17,927	$21,778

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 31,	January 1,
	2006	2006
	(In thousands)
Deferred tax assets:
Self-insurance liabilities	$3,188	$2,949
Employee benefits	3,571	3,340
State taxes	1,418	1,126
Accrued expenses	9,617	9,583
Tax credits	578	681
Other	735	689

Deferred tax assets	19,107	18,368
Deferred tax liabilities – basis difference in fixed assets	(1,967)	(4,172)

Net deferred tax assets	$17,140	$14,196

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
(9) Employee Benefit Plans
          The Company has a 401(k) plan covering eligible employees. Employee contributions may be supplemented by Company contributions. The Company contributed $2.7 million for fiscal 2006, $2.3 million for fiscal 2005 and $2.8 million for fiscal 2004 in employer matching and profit-sharing contributions.
(10) Related Party Transactions
          Prior to September 1992, the predecessor to what is now the Company’s wholly owned operating subsidiary, Big 5 Corp., was a wholly owned subsidiary of Thrifty Corporation (“Thrifty”), which was in turn a wholly owned subsidiary of Pacific Enterprises. In December 1996, Thrifty was acquired by Rite Aid Corp. (“Rite Aid”). The Company leases certain property from Rite Aid, which leases this property from an outside party. Charges related to these leases totaled $1.1 million, $0.7 million and $0.4 million for fiscal 2006, 2005 and 2004, respectively.
          G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from the law firm of Musick, Peeler & Garrett LLP amounting to $0.5 million, $0.7 million and $0.9 million in fiscal years 2006, 2005 and 2004, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $0.1 million and $0.2 million as of December 31, 2006 and January 1, 2006, respectively.
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The Company recognized expenses of $0.2 million, $0.1 million and $0.2 million in fiscal 2006, 2005 and 2004, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $2.3 million and $2.1 million as of December 31, 2006 and January 1, 2006, respectively. The actuarial assumptions used included a discount rate of 5.50% as well as the use of a mortality table as of December 31, 2006.
(11) Contingencies
          As previously reported, on August 12, 2005, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled William Childers v. Sandra N. Bane, et al., Case No. BC337945 (“Childers”), alleging breach of fiduciary duty, violation of the Company’s bylaws and unjust enrichment by certain executive officers. On November 17, 2005, the plaintiff filed an amended complaint in this action. The amended complaint was brought as a purported derivative action on behalf of the Company against all of the members of the Company’s Board of Directors and certain executive officers. The amended complaint alleged that the Company’s directors breached their fiduciary duties and violated the Company’s bylaws by, among other things, failing to hold an annual stockholders’ meeting on a timely basis and allegedly ignoring certain unspecified internal control problems, and that certain executive officers were unjustly enriched by their receipt of certain compensation items. The parties executed a Stipulation of Settlement, dated as of August 30, 2006 (the “Settlement”), the terms of which included no admission of liability with regard to the litigation by the Company or any individual defendant, an acknowledgment by the Company that the litigation preceded the adoption or implementation of certain measures, internal controls and procedures that relate to certain of the allegations raised in the litigation and confer a benefit to the Company, and the payment by the Company’s insurance carrier of $150,000 in plaintiffs’ attorneys’ fees on behalf of the Company and the individual director and officer defendants. On December 4, 2006, the Settlement was approved by the court, and the Childers action was dismissed with prejudice.
          On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code. This complaint was brought as a purported class action on behalf of the Company’s California store managers. The plaintiff alleges, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. The plaintiff seeks, on behalf of the class members, back pay for overtime allegedly not paid, pre-judgment interest, statutory penalties including an additional thirty days’ wages for each employee whose employment terminated in the four years preceding the filing of the complaint, an award of attorneys’ fees and costs and injunctive relief to require the Company to treat store managers as non-exempt. The Company believes that the complaint is without merit and intends to defend the suit vigorously. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time.
          In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(12) Selected Quarterly Financial Data (unaudited)
Fiscal 2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$207,181	$211,806	$223,276	$234,542

Gross profit	$73,427	$76,712	$77,684	$83,094

Net income	$5,943	$7,431	$7,825	$9,636

Net income per share (basic)	$0.26	$0.33	$0.34	$0.43

Net income per share (diluted)	$0.26	$0.33	$0.34	$0.42
Fiscal 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$190,099	$198,132	$206,834	$218,913

Gross profit	$67,828	$72,449	$73,537	$74,396

Net income	$6,414	$6,146	$7,242	$7,737

Net income per share (basic)	$0.28	$0.27	$0.32	$0.34

Net income per share (diluted)	$0.28	$0.27	$0.32	$0.34
(13) Stock-Based Compensation Plans
1997 Management Equity Plan
          The 1997 Management Equity Plan (“1997 Plan”) provides for the sale of shares or granting of incentive stock options or non-qualified stock options to officers, directors and selected key employees of the Company to purchase shares of the Company’s common stock. The 1997 Plan is administered by the Board of Directors of the Company and the granting of awards under the 1997 Plan is discretionary with respect to the individuals to whom and the times at which awards are made, the number of options awarded or shares sold, and the vesting and exercise period of such awards. The options and stock granted under the 1997 Plan must have an exercise or sale price that is no less than 85% of the fair value of the Company’s common stock at the time the stock option or stock is granted or sold. The aggregate number of common shares that may be allocated to awards under the 1997 Plan is 4,536,000 shares. Options granted or restricted stock sold under the 1997 Plan vest ratably over five years from the date the options are granted or the restricted stock is issued and have an exercise period not to exceed ten years from the date the stock options are granted or the restricted stock is issued. The 1997 Plan does not allow for the transfer of options or stock purchase rights. As of December 31, 2006, January 1, 2006 and January 2, 2005, no options had been granted under the 1997 Plan and 3,744,702 shares of restricted common stock had been sold under the 1997 Plan. The Company does not intend to make additional grants under the 1997 Plan. At December 31, 2006, all shares granted under the 1997 Plan were fully vested. Under the terms of the 1997 Plan, the 1997 Plan will expire on November 7, 2007.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2002 Stock Incentive Plan
          In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provides for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors, and specified consultants. Under the 2002 Plan, the Company may grant options to purchase up to 3,645,000 shares of common stock. At December 31, 2006, 2,430,650 shares remained available for future grant under the 2002 Plan. Options granted under the 2002 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2002 Plan.
          Prior to January 2, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation related to options issued to employees, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.
          Effective January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and therefore has not restated prior period results. Under this transition method, the Company began recognizing compensation expense using the fair-value method for stock options granted which vested during the period. The adoption of this method increased compensation expense by $2.3 million for fiscal 2006 and reduced operating income and income before income taxes by the same amount. The recognized tax benefit related to the compensation expense for fiscal 2006 was $0.9 million. Net income for fiscal 2006 was reduced by $1.4 million, or $0.06 per basic and diluted share.
          The following table illustrates the effect on net income and earnings per share for fiscal 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended	Year ended
	January 1,	January 2,
	2006	2005
	(In thousands, except per share data)

Net income, as reported	$27,539	$33,519
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	927	822

Pro forma net income	$26,612	$32,697

Basic earnings per share:
As reported	$1.21	$1.48
Pro forma	$1.17	$1.44
Diluted earnings per share:
As reported	$1.21	$1.47
Pro forma	$1.17	$1.43

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          The fair value of each option on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year ended	Year ended	Year ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Risk-free interest rate	4.7%	3.0%	2.7%
Expected term	6.25 years	4.1 years	4.0 years
Expected volatility	52%	59.5%	60%
Expected dividend yield	1.97%	0.1%	—
          The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to SAB No. 107, Share-Based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock and an index of a peer group because the Company’s historical period to measure volatility was not long enough to cover the expected terms of the options; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.
          The weighted-average grant-date fair value of stock options granted for fiscal 2006, 2005 and 2004 was $8.98 per share, $11.44 per share and $11.69 per share, respectively.
          A summary of the status of the Company’s stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
				(In thousands)
Outstanding at January 1, 2006	739,650	$18.48
Granted	523,300	19.29
Exercised	(43,550)	11.01
Forfeited or expired	(76,000)	20.41

Outstanding at December 31, 2006	1,143,400	$19.03	7.9	$6,256

Exercisable at December 31, 2006	387,175	$17.18	6.6	$2,840

Expected to vest at December 31, 2006	1,086,678	$18.97	7.9	$6,005

          The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $24.42 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. Expected to vest represents the total number of options that the Company expects will vest reduced for estimated forfeitures and includes those shares exercisable at December 31, 2006.
          The total intrinsic value of stock options exercised for fiscal 2006, 2005 and 2004 was approximately $0.5 million, $0.2 million and $0.2 million, respectively.
          As of December 31, 2006, there was $5.1 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.6 years.
          The total cash received from employees as a result of employee stock option exercises for fiscal 2006, 2005 and 2004 was approximately $0.5 million, $0.2 million and $0.2 million, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2006, 2005 and 2004 totaled $0.2 million, $0.1 million and $0.1 million, respectively.

BIG 5 SPORTING GOODS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, January 1, 2006 and January 2, 2005
(In thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Period	Expenses	Deductions	End of Period

December 31, 2006
Allowance for doubtful receivables	$234	$445	$(365)	$314
Allowance for sales returns	2,895	1,251	(899)	3,247
Inventory valuation allowance	2,650	5,443	(5,708)	2,385
January 1, 2006
Allowance for doubtful receivables	$258	$136	$(160)	$234
Allowance for sales returns	2,811	1,350	(1,266)	2,895
Inventory valuation allowance	1,398	3,870	(2,618)	2,650
January 2, 2005
Allowance for doubtful receivables	$259	$205	$(206)	$258
Allowance for sales returns	2,576	1,083	(848)	2,811
Inventory valuation allowance	1,305	2,423	(2,330)	1,398

II