Form 10-Q
period 2007-04-01
BIG 5 SPORTING GOODS CORP
filed 2007-05-04
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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
Large accelerated filer ☐           Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 22,694,167 shares of common stock, with a par value of $0.01 per share outstanding at April 30, 2007.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,836	$5,145
Trade and other receivables, net of allowances of $254 and $314, respectively	8,867	13,146
Merchandise inventories	233,524	228,692
Prepaid expenses	8,003	9,857
Deferred income taxes	8,775	9,345

Total current assets	266,005	266,185

Property and equipment, net of accumulated depreciation of $95,878 and $92,236, respectively	87,529	88,159
Deferred income taxes	8,156	7,795
Other assets, net of accumulated amortization of $204 and $590, respectively	1,095	1,107
Goodwill	4,433	4,433

Total assets	$367,218	$367,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,006	$96,128
Accrued expenses	56,646	66,513
Current portion of capital lease obligations	2,035	1,995

Total current liabilities	167,687	164,636

Deferred rent, less current portion	19,397	19,735
Capital lease obligations, less current portion	3,081	2,992
Long-term debt	67,457	77,086
Other long-term liabilities	2,833	2,770

Total liabilities	260,455	267,219

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,868,387 and 22,848,887 shares, respectively; outstanding 22,689,167 and 22,670,367 shares, respectively	228	228
Additional paid-in capital	88,730	87,956
Retained earnings	19,672	14,126
Less: Treasury stock, at cost; 179,220 and 178,520 shares, respectively	(1,867)	(1,850)

Total stockholders’ equity	106,763	100,460

Total liabilities and stockholders’ equity	$367,218	$367,679

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended
	April 1, 2007	April 2, 2006

Net sales	$217,007	$207,181
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	138,963	133,754

Gross profit	78,044	73,427

Operating expenses:
Selling and administrative	59,872	57,392
Depreciation and amortization	4,206	4,400

Total operating expenses	64,078	61,792

Operating income	13,966	11,635

Interest expense	1,449	1,829

Income before income taxes	12,517	9,806

Income taxes	4,930	3,863

Net income	$7,587	$5,943

Dividends per share declared	$0.09	$0.07

Earnings per share:
Basic	$0.33	$0.26

Diluted	$0.33	$0.26

Weighted-average shares of common stock outstanding:
Basic	22,675	22,702

Diluted	22,785	22,787

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	13 Weeks Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income	$7,587	$5,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,206	4,400
Stock-based compensation	477	374
Excess tax benefits of stock options exercised	(72)	(61)
Amortization of deferred finance charges	12	87
Deferred income taxes	209	34
Gain on disposal of equipment	—	(199)
Changes in operating assets and liabilities:
Trade and other receivables, net	4,279	2,416
Merchandise inventories	(4,719)	(3,920)
Prepaid expenses and other assets	1,854	(237)
Accounts payable	13,667	14,027
Accrued expenses and other liabilities	(10,902)	(11,833)

Net cash provided by operating activities	16,598	11,031

Cash flows from investing activities:
Purchases of property and equipment	(2,190)	(1,394)
Proceeds from disposal of equipment	—	222

Net cash used in investing activities	(2,190)	(1,172)

Cash flows from financing activities:
Net principal payments under revolving credit facilities and book overdraft	(10,418)	(7,715)
Principal payments on capital lease obligations	(519)	(340)
Proceeds from exercise of stock options	206	152
Excess tax benefits of stock options exercised	72	61
Purchases of treasury stock	(17)	—
Dividends paid	(2,041)	(1,589)

Net cash used in financing activities	(12,717)	(9,431)

Net increase in cash and cash equivalents	1,691	428

Cash and cash equivalents at beginning of period	5,145	6,054

Cash and cash equivalents at end of period	$6,836	$6,482

Supplemental disclosures of non-cash investing activities:
Property acquired under capital leases	$648	$96

Property purchases accrued	$851	$1,701

Supplemental disclosures of cash flow information:
Interest paid	$1,640	$1,795

Income taxes paid	$2,640	$4,400

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer in the United States, operating 344 stores in 10 western states at April 1, 2007. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
     The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
Consolidation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp., and Big 5 Services Corp. All significant intercompany balances and transactions have been eliminated in consolidation.
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2007 is comprised of 52 weeks and ends on December 30, 2007. Fiscal year 2006 was comprised of 52 weeks and ended on December 31, 2006. The fiscal interim periods ended April 1, 2007 and April 2, 2006 were comprised of 13 weeks.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company reclassified approximately $3.6 million, primarily representing a sales returns allowance, from trade and other receivables to accrued expenses on the December 31, 2006 balance sheet to conform to its presentation at April 1, 2007.
Revenue Recognition
     The Company earns revenue by selling merchandise primarily through our retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which historically has accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote and no liability to relevant jurisdictions exists.
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of stores and the distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.
Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
     The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The Company believes that the statutes of limitations for consolidated federal income tax returns are open for years after 2002 and state and local income tax returns are open for years after 2001. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority except California. The California Franchise Tax Board has concluded field work on its current examination of the Company’s income tax returns for the 2003 and 2004 tax years and the Company does not anticipate that any significant changes will be required as a result of that examination.
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s deferred tax positions included in the balance sheet as of April 1, 2007, and presently the Company has no significant unrecognized tax benefits outstanding.
Recently Issued Accounting Pronouncements
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
     There are no other accounting standards issued as of May 4, 2007 that are expected to have a material impact on the Company’s consolidated financial statements.
(2) Stock-Based Compensation
     The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. The fair value of each option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended	13 Weeks Ended
	April 1, 2007	April 2, 2006
Risk-free interest rate	4.9%	4.7%
Expected term	6.25 years	6.25 years
Expected volatility	43%	52%
Expected dividend yield	1.43%	1.99%
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock, and for 2006 an index of a peer group; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations. The Company recognized approximately $0.5 million and $0.4 million in stock-based compensation expense for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively.
(3) Quarterly Dividend
     A quarterly dividend of $0.07 per share was paid in the first quarter of fiscal 2006. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid during the remainder of fiscal 2006 and the first quarter of fiscal 2007. In the second quarter of fiscal 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on June 15, 2007 to stockholders of record as of June 1, 2007.
(4) Earnings Per Share
     The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended
	April 1, 2007	April 2, 2006
	(In thousands, except per share data)

Net income	$7,587	$5,943

Weighted-average shares of common stock outstanding:
Basic	22,675	22,702
Dilutive effect of common stock equivalents arising from stock options	110	85

Diluted	22,785	22,787

Basic earnings per share	$0.33	$0.26

Diluted earnings per share	$0.33	$0.26

     The computation of diluted earnings per share for the 13 weeks ended April 1, 2007 and the 13 weeks ended April 2, 2006 does not include 858,300 and 396,200 options, respectively, that were outstanding and antidilutive.
(5) Contingencies
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
     Certain leases have scheduled rent increases and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). We recognize rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in SFAS No. 98, Accounting for Leases: Sales-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66 and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.
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
13 Weeks Ended April 1, 2007 Compared to 13 Weeks Ended April 2, 2006
     The following table sets forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 1, 2007		April 2, 2006
		(In thousands, except percentages)

Net sales	$217,007	100.0%	$207,181	100.0%
Costs of goods sold	138,963	64.0	133,754	64.6

Gross profit	78,044	36.0	73,427	35.4
Operating expenses:
Selling and administrative	59,872	27.6	57,392	27.7
Depreciation and amortization	4,206	1.9	4,400	2.1

Total operating expenses	64,078	29.5	61,792	29.8

Operating income	13,966	6.5	11,635	5.6
Interest expense	1,449	0.7	1,829	0.9

Income before income taxes	12,517	5.8	9,806	4.7
Income taxes	4,930	2.3	3,863	1.8

Net income	$7,587	3.5%	$5,943	2.9%

     Net Sales. Net sales increased by $9.8 million, or 4.7%, to $217.0 million in the 13 weeks ended April 1, 2007 from $207.2 million in the same period last year. The growth in net sales was mainly attributable to an increase of $1.7 million in same store sales and an increase of $7.7 million in new store sales, net of sales for closed stores, which reflected the opening of 20 new stores, net of relocations, since January 2, 2006. Same store sales increased 1.0% in the 13 weeks ended April 1, 2007 versus the 13 weeks ended April 2, 2006. The increase in net sales for the 13 weeks ended April 1, 2007 was attributable to higher sales in each of our three major merchandise categories of footwear, hard goods and apparel. Store count at April 1, 2007 was 344 versus 326 at April 2, 2006. We opened 1 new store, net of closures and relocations, in the 13 weeks ended April 1, 2007, and opened 2 new stores in the 13 weeks ended April 2, 2006. We expect to open approximately 20 new stores during fiscal 2007, net of closures and relocations.
     Gross Profit. Gross profit increased by $4.6 million, or 6.3%, to $78.0 million in the 13 weeks ended April 1, 2007 from $73.4 million in the 13 weeks ended April 2, 2006. Our gross profit margin was 36.0% in the 13 weeks ended April 1, 2007 compared to 35.4% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased by approximately 80 basis points versus the same period in the prior year, primarily due to sales of winter merchandise earlier in the quarter at higher margins along with improved margins for various other product categories. Distribution center costs during the first quarter decreased $2.2 million, or 127 basis points, due primarily to additional costs in the prior year associated with completing the transition to the Company’s new distribution center. Store occupancy costs increased by $1.0 million, or 18 basis points, year-over-year due mainly to new store openings. Distribution center costs capitalized into inventory decreased by $2.4 million, or 113 basis points, compared to the same period last year due primarily to increasing costs in the prior year associated with the transition to our new larger distribution center.
     Selling and Administrative. Selling and administrative expenses increased by $2.5 million to $59.9 million, or 27.6% of net sales, in the 13 weeks ended April 1, 2007 from $57.4 million, or 27.7% of net sales, in the same period last year. Store-related expenses, excluding occupancy, increased by $1.6 million due primarily to an increase in store count, but declined 3 basis points as a percentage of sales. Advertising expense increased by $1.1 million from the prior year mainly to support overall sales and additional stores. Audit and legal fees decreased $1.3 million from the prior year due to additional expense incurred in the prior year to complete the Company’s 2005 internal control and financial statement audits.
     Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million, or 4.4%, to $4.2 million for the 13 weeks ended April 1, 2007 from $4.4 million for the same period last year. The lower expense was primarily due to additional depreciation expense in the prior year associated with operating two distribution centers during the first quarter of last year, partially offset by the increase in store count to 344 stores at the end of the first quarter of fiscal 2007 from 326 stores at the end of the first quarter of fiscal 2006.
     Interest Expense. Interest expense decreased by $0.4 million, or 20.8%, to $1.4 million in the 13 weeks ended April 1, 2007 from $1.8 million in the same period last year. The decrease in interest expense primarily reflects lower average debt levels, partially offset by slightly higher interest rates in 2007.
     Income Taxes. The provision for income taxes was $4.9 million for the 13 weeks ended April 1, 2007 and $3.9 million for the 13 weeks ended April 2, 2006. Our effective tax rate was 39.4% for both the first quarter of fiscal 2007 and fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital, capital expenditures, debt repayments and cash dividends. We fund our liquidity requirements with cash on hand, cash flow from operations and borrowings from our revolving credit facility.
     Operating Activities. Net cash provided by operating activities was $16.6 million for the first 13 weeks of fiscal 2007 and $11.0 million for the first 13 weeks of fiscal 2006. The increase for fiscal 2007 primarily reflects higher net income and reduced funding for working capital versus the same period last year. Comparing the first 13 weeks of fiscal 2007 to the corresponding period in the prior year, the reduced funding for working capital for the current period reflected lower funding of prepaid expenses and a larger reduction in receivable balances.
     Investing Activities. Net cash used in investing activities for the first 13 weeks of fiscal 2007 and fiscal 2006 was $2.2 million and $1.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, for the first 13 weeks of fiscal 2007 were $2.2 million compared to $1.4 million for the same period last year. The higher capital expenditures this year primarily reflect expenditures for our new stores, store remodeling and our distribution center.
     Financing Activities. Net cash used in financing activities for the first 13 weeks of fiscal 2007 and fiscal 2006 was $12.7 million and $9.4 million, respectively. For both periods cash was used primarily to pay down borrowings under our revolving credit facility, fund dividend payments and pay down our capital lease obligations.
     As of April 1, 2007, we had revolving credit borrowings of $67.5 million and letter of credit commitments of $0.7 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $77.8 million, a term loan balance of $13.3 million and letter of credit commitments of $0.7 million outstanding under our financing agreement as of April 2, 2006.
     Future Capital Requirements. We had cash and cash equivalents on hand of $6.8 million at April 1, 2007. We expect capital expenditures for the remaining three quarters of fiscal 2007, excluding non-cash acquisitions, to range from $15.0 million to $16.0 million, primarily to fund the opening of approximately 19 new stores, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases. We expect to pay dividends of approximately $2.0 million on June 15, 2007 in connection with the recent dividend declaration.
     We believe we will be able to fund our future cash requirements for operations from cash on hand, operating cash flows and borrowings from the revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy payments under debt and capital lease obligations, repurchase common stock and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such obligations depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Part II, Item 1A, “Risk Factors” included in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend dividend payments, delay or forego expansion opportunities or suspend the repurchase of common stock. We might not be able to effect these alternative strategies on satisfactory terms, if at all.

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
     Issued and outstanding letters of credit were $0.7 million at April 1, 2007, and were related primarily to importing of merchandise and funding insurance program liabilities.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
     Financing Agreement. On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million, consisting of a non-amortizing $161.7 million revolving credit facility and an amortizing term loan balance of $13.3 million. The amortizing term loan balance was prepaid in full during 2006.
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
     Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets or pay dividends. We may declare a dividend only if no default or event of default exists on the dividend declaration date and a default is not expected to result from the payment of the dividend and certain other criteria are met, which may include the maintenance of certain financial ratios. We are currently in compliance with all covenants under our financing agreement. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, our debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
SEASONALITY
     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2006, we generated 26.8% of our net sales and 30.8% of our operating income in the fourth fiscal quarter, which includes the holiday selling season as well as the peak winter sports selling season. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our fourth fiscal quarter net sales, a shortfall in fourth fiscal quarter net sales could cause our annual operating results to suffer significantly.
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
     There are no other accounting standards issued as of May 4, 2007 that are expected to have a material impact on the Company’s consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “will”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “feels”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in costs of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, “Risk Factors” in this report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the rate at April 1, 2007, our interest expense would increase approximately $0.7 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at April 1, 2007. We do not hold any derivative instruments and do not engage in hedging activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 1, 2007.
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

Item 1A. Risk Factors
     There have been no material changes to the risk factors identified in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended April 1, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES 1

				Maximum
				Number (or
			Total Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
	Total		Part of Publicly	May Yet Be
	Number of		Announced	Purchased
	Shares	Average Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
January 1 – January 28	—	—	—	$13,721,000
January 29 – February 25	—	—	—	$13,721,000
February 26 – April 1	700	$23.96	700	$13,704,000
Total	700	$23.96	700	$13,704,000

[1]
On May 11, 2006, the Company announced that its Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

Exhibit Number	Description of Document

10.1	Base Salary and Bonus Information for Certain Executive Officers (incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 16, 2007).
15.1	Report of Independent Registered Public Accounting Firm.
15.2	Letter of Awareness of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: May 4, 2007	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Date: May 4, 2007	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)