Form 10-Q
period 2007-07-01
BIG 5 SPORTING GOODS CORP
filed 2007-08-07
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007

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
Large accelerated filer ☐           Accelerated filer ☒            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☒
     There were 22,504,767 shares of common stock, with a par value of $0.01 per share outstanding at July 27, 2007.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,102	$5,145
Trade and other receivables, net of allowances of $255 and $314, respectively	12,862	13,146
Merchandise inventories	252,082	228,692
Prepaid expenses	11,225	9,857
Deferred income taxes	9,390	9,345

Total current assets	293,661	266,185

Property and equipment, net of accumulated depreciation of $99,811 and $92,236, respectively	88,058	88,159
Deferred income taxes	8,868	7,795
Other assets, net of accumulated amortization of $216 and $590, respectively	1,082	1,107
Goodwill	4,433	4,433

Total assets	$396,102	$367,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,136	$96,128
Accrued expenses	55,479	66,513
Current portion of capital lease obligations	1,916	1,995

Total current liabilities	170,531	164,636

Deferred rent, less current portion	19,939	19,735
Capital lease obligations, less current portion	2,725	2,992
Long-term debt	88,830	77,086
Other long-term liabilities	2,896	2,770

Total liabilities	284,921	267,219

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,887,887 and 22,848,887 shares, respectively; outstanding 22,693,567 and 22,670,367 shares, respectively	228	228
Additional paid-in capital	89,610	87,956
Retained earnings	23,572	14,126
Less: Treasury stock, at cost; 194,320 and 178,520 shares, respectively	(2,229)	(1,850)

Total stockholders’ equity	111,181	100,460

Total liabilities and stockholders’ equity	$396,102	$367,679

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$217,846	$211,806	$434,853	$418,987
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	140,784	135,094	279,747	268,848

Gross profit	77,062	76,712	155,106	150,139

Operating expenses:
Selling and administrative	61,601	58,571	121,473	115,963
Depreciation and amortization	4,166	4,004	8,372	8,404

Total operating expenses	65,767	62,575	129,845	124,367

Operating income	11,295	14,137	25,261	25,772
Interest expense	1,473	1,869	2,922	3,698

Income before income taxes	9,822	12,268	22,339	22,074
Income taxes	3,879	4,837	8,809	8,700

Net income	$5,943	$7,431	$13,530	$13,374

Dividends per share declared	$0.09	$0.09	$0.18	$0.16

Earnings per share:
Basic	$0.26	$0.33	$0.60	$0.59

Diluted	$0.26	$0.33	$0.59	$0.59

Weighted-average shares of common stock outstanding:
Basic	22,691	22,707	22,683	22,705

Diluted	22,847	22,807	22,825	22,805

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26 Weeks Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income	$13,530	$13,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,372	8,404
Stock-based compensation	1,052	1,063
Excess tax benefits of stock options exercised	(137)	(70)
Amortization of deferred finance charges	25	126
Deferred income taxes	(1,118)	(934)
Gain on disposal of equipment	—	(199)
Changes in operating assets and liabilities:
Trade and other receivables, net	284	(32)
Merchandise inventories	(23,120)	(22,318)
Prepaid expenses and other assets	(1,368)	(2,637)
Accounts payable	19,737	16,995
Accrued expenses and other liabilities	(12,372)	(11,801)

Net cash provided by operating activities	4,885	1,971

Cash flows from investing activities:
Purchases of property and equipment	(5,973)	(8,224)
Proceeds from disposal of property and equipment	—	223

Net cash used in investing activities	(5,973)	(8,001)

Cash flows from financing activities:
Net principal borrowings under revolving credit facility and book overdraft	9,015	17,390
Principal payments under term loan	—	(5,000)
Principal payments on capital lease obligations	(1,073)	(812)
Proceeds from exercise of stock options	429	181
Excess tax benefits of stock options exercised	137	70
Purchases of treasury stock	(379)	—
Dividends paid	(4,084)	(3,635)

Net cash provided by financing activities	4,045	8,194

Net increase in cash and cash equivalents	2,957	2,164
Cash and cash equivalents at beginning of period	5,145	6,054

Cash and cash equivalents at end of period	$8,102	$8,218

Supplemental disclosures of non-cash investing activities:
Property and equipment acquired under capital leases	$727	$196

Property and equipment purchases accrued	$3,005	$1,226

Supplemental disclosures of cash flow information:
Interest paid	$3,022	$3,506

Income taxes paid	$11,335	$11,888

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer in the western United States, operating 348 stores in 10 states at July 1, 2007. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying interim unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
     The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
Consolidation
     The accompanying interim unaudited condensed consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp., and Big 5 Services Corp. All significant intercompany balances and transactions have been eliminated in consolidation.
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2007 is comprised of 52 weeks and ends on December 30, 2007. Fiscal year 2006 was comprised of 52 weeks and ended on December 31, 2006. The fiscal interim periods ended July 1, 2007, April 1, 2007, July 2, 2006 and April 2, 2006 were comprised of 13 weeks.

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
     The Company reclassified approximately $3.6 million, primarily representing a sales returns allowance, from trade and other receivables to accrued expenses on the December 31, 2006 balance sheet to conform to its presentation at July 1, 2007.
     During the second quarter of fiscal 2007, the Company revised its previously reported consolidated statement of cash flows for the 26 weeks ended July 2, 2006 to reflect a change of approximately $3.0 million of cash outflows from operating activities to investing activities. The revision corrects a misclassification made in presenting the cash flow statement impact of accrued liabilities related to purchases of property and equipment. The revision had no effect on the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or net cash flows, and is not considered material to any previously reported consolidated financial statements.
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
Valuation of Merchandise Inventories
     The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with the Company’s distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. The Company is

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
not aware of any events or changes in demand or price that would indicate that the Company’s inventory valuation may be materially inaccurate at this time.
     Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of stores and the distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.
Leases
     The Company leases all but one of its store locations. The Company accounts for its leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and subsequent amendments, which require that its leases be evaluated and classified as operating or capital leases for financial reporting purposes.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
(2)	Accrued Expenses
     Accrued expenses consist of the following:

	July 1,	December 31,
	2007	2006
	(In thousands)

Payroll and related expenses	$15,930	$18,150
Self-insurance	8,483	8,047
Advertising	4,985	5,504
Sales tax	5,581	10,836
Gift cards and certificates	5,142	6,510
Occupancy costs	5,324	5,912
Allowance for estimated returns	1,145	3,247
Other	8,889	8,307

Accrued expenses	$55,479	$66,513

(3)	Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At July 1, 2007, the Company had no accrued interest or penalties.
     The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The Company believes that the statutes of limitations for its consolidated federal income tax returns are open for years after 2002 and state and local income tax returns are open for years after 2001. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority.
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s condensed consolidated financial statements. At July 1, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.
(4)	Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. The fair value of each option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Risk-free interest rate	5.0%	5.0%	4.6%	4.7%
Expected term	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	43%	52%	43%	52%
Expected dividend yield	1.37%	1.76%	1.41%	1.97%
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock, and for 2006 an index of a peer group; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations. The Company recognized approximately $0.6 million and $1.1 million in stock-based compensation expense for the 13 weeks and 26 weeks ended July 1, 2007, respectively, compared to $0.7 million and $1.1 million for the 13 weeks and 26 weeks ended July 2, 2006, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Through the 26 weeks ended July 1, 2007, the Company granted 67,200 stock options to certain employees and executives under the Company’s 2002 Stock Incentive Plan and 2007 Equity and Performance Incentive Plan (collectively, the “Plans”). Under the Plans, options granted generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of these options is equal to the market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value of stock options granted for the 26 weeks ended July 1, 2007 and July 2, 2006 was $10.96 and $8.96, respectively.
     As of July 1, 2007, there was $4.6 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.5 years.
(5)	Quarterly Dividend
     A quarterly dividend of $0.07 per share was paid in the first quarter of fiscal 2006. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid during the remainder of fiscal 2006 and the first two quarters of fiscal 2007. In the third quarter of fiscal 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on September 14, 2007 to stockholders of record as of August 31, 2007.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(6)	Earnings Per Share
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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except per share amounts)

Net income	$5,943	$7,431	$13,530	$13,374

Weighted-average shares of common stock outstanding:
Basic	22,691	22,707	22,683	22,705
Dilutive effect of common stock equivalents arising from stock options	156	100	142	100

Diluted	22,847	22,807	22,825	22,805

Basic earnings per share	$0.26	$0.33	$0.60	$0.59

Diluted earnings per share	$0.26	$0.33	$0.59	$0.59

     The computation of diluted earnings per share for the 13 weeks ended July 1, 2007, the 26 weeks ended July 1, 2007, the 13 weeks ended July 2, 2006 and the 26 weeks ended July 2, 2006 does not include options of 160,329, 153,899, 877,090 and 697,042, respectively, that were outstanding and antidilutive.
     Subsequent to the second quarter ended July 1, 2007 and through July 31, 2007, the Company repurchased 200,000 shares of its common stock under a share repurchase program for $4.6 million. Total common stock repurchased by the Company under the share repurchase program during 2007 through July 31, 2007 was 215,800 shares for $5.0 million.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(7) Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included herein. Our interim unaudited condensed consolidated financial statements filed in this Form 10-Q and the discussions contained herein should be read in conjunction with our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006, all contained in our Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
     We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our interim financial condition.
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
Valuation of Merchandise Inventories
     Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in,

first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with our distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.
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
13 Weeks Ended July 1, 2007 Compared to 13 Weeks Ended July 2, 2006
     The following table and related discussion set forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 1, 2007		July 2, 2006
	(In thousands, except percentages)

Net sales	$217,846	100.0%	$211,806	100.0%
Costs of sales (1)	140,784	64.6	135,094	63.8

Gross profit	77,062	35.4	76,712	36.2

Operating expenses:
Selling and administrative	61,601	28.3	58,571	27.7
Depreciation and amortization	4,166	1.9	4,004	1.9

Total operating expenses	65,767	30.2	62,575	29.6

Operating income	11,295	5.2	14,137	6.6
Interest expense	1,473	0.7	1,869	0.9

Income before income taxes	9,822	4.5	12,268	5.7
Income taxes	3,879	1.8	4,837	2.3

Net income	$5,943	2.7%	$7,431	3.4%

(1)	Costs of sales include cost of goods sold, buying and occupancy charges, excluding depreciation and amortization shown separately in this table.
     Net Sales. Net sales increased by $6.0 million, or 2.9%, to $217.8 million in the 13 weeks ended July 1, 2007 from $211.8 million in the same period last year. The growth in net sales was mainly attributable to an increase of $8.2 million in new store sales, which reflected the opening of 22 new stores, net of relocations, since April 2, 2006. The increase in new store sales was partially offset by a decrease in closed store sales of $1.5 million and a decline in same store sales of $0.4 million, or 0.2%, in the 13 weeks ended July 1, 2007 versus the 13 weeks ended July 2, 2006. Store count at July 1, 2007 was 348 versus 329 at July 2, 2006. We opened 4 new stores, one of which was a relocation of a store closed in the previous quarter, in the 13 weeks ended July 1, 2007, and opened 3 new stores in the 13 weeks ended July 2, 2006. We expect to open approximately 20 new stores during fiscal 2007, net of closures and relocations.
     Gross Profit. Gross profit increased by $0.4 million, or 0.5%, to $77.1 million in the 13 weeks ended July 1, 2007 from $76.7 million in the 13 weeks ended July 2, 2006. Our gross profit margin was 35.4% in the 13 weeks ended July 1, 2007 compared to 36.2% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, were approximately even compared to the same period in the prior year.

Store occupancy costs increased by $1.0 million, or 27 basis points, over the comparable prior year quarter due mainly to new store openings. Distribution center costs capitalized into inventory decreased by $0.9 million, or 44 basis points, compared to the same period last year due primarily to increasing costs in the prior year associated with the transition to our new larger distribution center. Distribution center costs during the second quarter decreased $0.4 million, or 33 basis points, from the prior year as a result of operational efficiencies realized in our new distribution center. Inventory reserve provisions increased by $0.6 million, or 27 basis points, from the prior year due primarily to higher provisions for the realizability of the value of returned goods inventories and inventory shrink.
     Selling and Administrative. Selling and administrative expenses increased by $3.0 million to $61.6 million, or 28.3% of net sales, in the 13 weeks ended July 1, 2007 from $58.6 million, or 27.7% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of sales for the fiscal 2007 second quarter compared to the prior year in part reflects softness in the Company’s sales. Store-related expenses, excluding occupancy, increased by $1.6 million, or 28 basis points, due primarily to an increase in store count. Advertising expense increased by $0.5 million from the prior year, mainly to support overall sales and additional circulars to support new stores, and reflected an increased benefit from higher co-op advertising cost reimbursements from vendors of $0.6 million over the prior year. Administrative expenses increased by $0.9 million reflecting increased labor-related costs and other expenses to support our continuing growth and financial reporting initiatives. Store-related expenses for the second quarter of last year were favorably impacted by our receipt of $0.7 million of proceeds as a participant in the settlement of a class-action lawsuit relating to credit card fees, which was offset by an increased provision of $0.6 million for public liability claims.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 4.0%, to $4.2 million for the 13 weeks ended July 1, 2007 from $4.0 million for the same period last year. The higher expense was primarily due to the increase in store count to 348 stores at the end of the second quarter of fiscal 2007 from 329 stores at the end of the second quarter of fiscal 2006.
     Interest Expense. Interest expense decreased by $0.4 million, or 21.2%, to $1.5 million in the 13 weeks ended July 1, 2007 from $1.9 million in the same period last year. The decrease in interest expense primarily reflects significantly lower average debt levels, partially offset by slightly higher interest rates in 2007. Our outstanding debt decreased by 19.0% to $88.8 million as of July 1, 2007 from $109.6 million as of July 2, 2006.
     Income Taxes. The provision for income taxes was $3.9 million for the 13 weeks ended July 1, 2007 and $4.8 million for the 13 weeks ended July 2, 2006. Our effective tax rate was 39.5% for the second quarter of fiscal 2007 and 39.4% for the second quarter of fiscal 2006.

26 Weeks Ended July 1, 2007 Compared to 26 Weeks Ended July 2, 2006
     The following table and related discussion set forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 1, 2007		July 2, 2006
	(In thousands, except percentages)

Net sales	$434,853	100.0%	$418,987	100.0%
Costs of sales (1)	279,747	64.3	268,848	64.2

Gross profit	155,106	35.7	150,139	35.8

Operating expenses:
Selling and administrative	121,473	27.9	115,963	27.7
Depreciation and amortization	8,372	2.0	8,404	2.0

Total operating expenses	129,845	29.9	124,367	29.7

Operating income	25,261	5.8	25,772	6.1
Interest expense	2,922	0.7	3,698	0.9

Income before income taxes	22,339	5.1	22,074	5.2
Income taxes	8,809	2.0	8,700	2.1

Net income	$13,530	3.1%	$13,374	3.1%

(1)	Costs of sales include cost of goods sold, buying and occupancy charges, excluding depreciation and amortization shown separately in this table.
     Net Sales. Net sales increased by $15.9 million, or 3.8%, to $434.9 million in the 26 weeks ended July 1, 2007 from $419.0 million in the same period last year. The growth in net sales was mainly attributable to an increase of $1.3 million in same store sales and an increase of $16.8 million in new store sales, partially offset by a decrease of $2.5 million in closed store sales, which reflected the opening of 24 new stores, net of relocations, since January 2, 2006. Same store sales increased 0.3% in the 26 weeks ended July 1, 2007 versus the 26 weeks ended July 2, 2006. Store count at July 1, 2007 was 348 versus 329 at July 2, 2006. We opened 5 new stores, net of closures and relocations, in the 26 weeks ended July 1, 2007, and opened 5 new stores in the 26 weeks ended July 2, 2006. We expect to open approximately 20 new stores during fiscal 2007, net of closures and relocations.
     Gross Profit. Gross profit increased by $5.0 million, or 3.3%, to $155.1 million in the 26 weeks ended July 1, 2007 from $150.1 million in the 26 weeks ended July 2, 2006. Our gross profit margin was 35.7% in the 26 weeks ended July 1, 2007 compared to 35.8% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased by approximately 35 basis points versus the same period in the prior year, primarily due to sales of winter merchandise earlier in the year at higher margins along with improved margins for various product categories. Distribution center costs during the period decreased $2.6 million, or 80 basis points, due primarily to additional costs in the first quarter of the prior year associated with completing the transition to our new distribution center. Distribution center costs capitalized into inventory decreased by $3.3 million, or 78 basis points, compared to the same period last year due primarily to increasing costs in the prior year associated with the transition to our new larger distribution center. Store occupancy costs increased by $2.0 million, or 22 basis points, year-over-year due mainly to new store openings. Inventory reserve provisions increased by $1.2 million, or 26 basis points, from the prior year due primarily to higher provisions for the realizability of the value of returned goods inventories and inventory shrink.
     Selling and Administrative. Selling and administrative expenses increased by $5.5 million to $121.5 million, or 27.9% of net sales, in the 26 weeks ended July 1, 2007 from $116.0 million, or 27.7% of net sales, in the same period last year. Store-related expenses, excluding occupancy, increased by $3.2 million, or 13 basis points, due primarily to an increase in store count. Advertising expense increased by $1.6 million from the prior year mainly to support overall sales and additional circulars to support new stores, and reflected an increased benefit from higher co-op advertising cost reimbursements from vendors of $0.9 million over the prior year. Administrative expenses increased $0.7 million reflecting increased labor-related costs and other expenses to support our continuing growth and financial reporting initiatives, partially offset by a reduction in audit and legal fees of $1.3 million versus the prior year. Store-related expenses for the first half of last year were favorably impacted by the receipt of $0.7 million of proceeds as a participant in the settlement of a class-action lawsuit relating to credit card fees, which was offset by an increased provision of $0.6 million for public liability claims.
     Depreciation and Amortization. Depreciation and amortization expense was $8.4 million for the 26 weeks ended July 1, 2007 and July 2, 2006. The increase in depreciation expense associated with the increase in store count to 348 stores at the end of the current period compared with 329 stores at the end of the prior period was offset by lower distribution center depreciation expense in 2007. We operated two distribution centers during the first quarter of 2006 resulting in increased depreciation expense for the 26 weeks ended July 2, 2006.
     Interest Expense. Interest expense decreased by $0.8 million, or 21.0%, to $2.9 million in the 26 weeks ended July 1, 2007 from $3.7 million in the same period last year. The decrease in interest expense primarily reflects lower average debt levels, partially offset by slightly higher interest rates in 2007. Our outstanding debt decreased by 19.0% to $88.8 million as of July 1, 2007 from $109.6 million as of July 2, 2006.
     Income Taxes. The provision for income taxes was $8.8 million for the 26 weeks ended July 1, 2007 and $8.7 million for the 26 weeks ended July 2, 2006. Our effective tax rate was 39.4% for both periods.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital, capital expenditures, debt repayments and cash dividends. We fund our liquidity requirements with cash on hand, cash flows from operations and borrowings from our revolving credit facility.
     Operating Activities. Net cash provided by operating activities was $4.9 million and $2.0 million for the first 26 weeks of fiscal 2007 and fiscal 2006, respectively. A substantial portion of our net sales are in cash, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable.

Comparing the first 26 weeks of fiscal 2007 to the corresponding period in the prior year, the reduced funding for working capital primarily reflects an increase in accounts payable related to inventory purchases.
     Investing Activities. Net cash used in investing activities for the first 26 weeks of fiscal 2007 and fiscal 2006 was $6.0 million and $8.0 million, respectively. Capital expenditures, excluding non-cash acquisitions, for the first 26 weeks of fiscal 2007 were $6.0 million compared to $8.2 million for the same period last year. We use cash flows from operations to fund our investing activities primarily for expenditures associated with opening new stores, improvements to existing stores and our distribution center, expenditures associated with equipment and computer software in support of our system initiatives and for our corporate headquarters. The decrease in cash used for capital expenditures in the current year compared with the prior year was due primarily to additional capital expenditures in the first quarter of the prior year associated with completing the transition to our new distribution center.
     Financing Activities. Net cash provided by financing activities for the first 26 weeks of fiscal 2007 and fiscal 2006 was $4.0 million and $8.2 million, respectively. For both periods cash was provided primarily by borrowings under our revolving credit facility, partially offset by the paydown of debt and funding of dividend payments. Revolving credit borrowings were lower due to increased cash flows from operations and lower property and equipment purchases.
     As of July 1, 2007, we had revolving credit borrowings of $88.8 million and letter of credit commitments of $0.5 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $101.3 million, a term loan balance of $8.3 million and letter of credit commitments of $0.6 million outstanding under our financing agreement as of July 2, 2006.
     Future Capital Requirements. We had cash and cash equivalents on hand of $8.1 million at July 1, 2007. We expect capital expenditures for the second half of fiscal 2007, excluding non-cash acquisitions, to range from $11.0 million to $12.0 million, primarily to fund the opening of approximately 15 new stores, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases. We expect to pay dividends of approximately $2.0 million on September 14, 2007 in connection with the recent dividend declaration.
     During the second quarter of fiscal 2006, our Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of shares of our common stock. Subsequent to the second quarter ended July 1, 2007 and through July 31, 2007, we repurchased 200,000 shares of our common stock for $4.6 million. Our total common stock repurchased under this share repurchase program during 2007 through July 31, 2007 was 215,800 shares for $5.0 million. As of July 31, 2007, $8.7 million remained available for share repurchases under this program. The timing, price and quantity of any share repurchases are made at the discretion of management, depending upon market conditions and other considerations.
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
     Issued and outstanding letters of credit were $0.5 million at July 1, 2007, and were related primarily to importing of merchandise and funding insurance program liabilities.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the rate at July 1, 2007, our interest expense would increase approximately $0.9 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at July 1, 2007. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended July 1, 2007, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following tabular summary reflects the Company’s share repurchase activity during the fiscal quarter ended July 1, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES1

				Maximum
				Number (or
			Total Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
	Total		Part of Publicly	May Yet Be
	Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs
April 2 — April 29	—	—	—	$13,704,000
April 30 — May 27	15,100	$23.94	15,100	$13,343,000
May 28 — July 1	—	—	—	$13,343,000
Total	15,100	$23.94	15,100	$13,343,000 [2]

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

[2]
Subsequent to the second quarter ended July 1, 2007 and through July 31, 2007, the Company repurchased 200,000 shares of its common stock under the share repurchase program for $4.6 million, representing an average price per share of $23.03.

Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     On June 19, 2007, the Company held its annual meeting of stockholders.
1.
The Company’s stockholders approved the proposal to re-elect the following two Class B directors to the Company’s Board of Directors, each to hold office until the 2010 annual meeting of stockholders (and until each such director’s successor shall have been duly elected and qualified):

	Votes For	Votes Withheld
Sandra N. Bane	16,105,577	5,257,062
Michael D. Miller	17,473,783	3,888,856

The term of office for the following directors continued after the meeting: G. Michael Brown (Class A director), David R. Jessick (Class A director), Jennifer Holden Dunbar (Class C director) and Steven G. Miller (Class C director).

There were no abstentions or broker non-votes.

2.	The Company’s stockholders approved the adoption of the 2007 Equity and Performance Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
15,631,071	4,841,545	5,736	884,287

Item 5. Other Information
     During the second quarter of fiscal 2007, the Company commenced negotiations on a new contract with The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578 (“Local 578”), affiliated with the International Brotherhood of Teamsters, covering hourly employees in the Company’s distribution center. The Company had previously negotiated an extension of this contract through August 31, 2007. The Company has a separate contract with Local 578 relating to certain store employees, and that contract also expires on August 31, 2007. Subsequent to the end of the second quarter of fiscal 2007, the Company commenced negotiations on the contract covering store employees.
Item 6. Exhibits
     (a) Exhibits

Exhibit Number	Description of Document

10.1	2007 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007).

10.2
Form of Stock Option Grant Notice and Stock Option Agreement for use with the 2007 Equity and Performance Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007).

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: August 6, 2007	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Date: August 6, 2007	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)