Form 10-Q
period 2007-09-30
BIG 5 SPORTING GOODS CORP
filed 2007-11-02
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
     There were 22,113,942 shares of common stock, with a par value of $0.01 per share outstanding at October 26, 2007.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,428	$5,145
Trade and other receivables, net of allowances of $814 and $314, respectively	8,342	13,146
Merchandise inventories	257,930	228,692
Prepaid expenses	9,118	9,857
Deferred income taxes	9,803	9,345

Total current assets	290,621	266,185

Property and equipment, net of accumulated depreciation of $103,960 and $92,236, respectively	88,802	88,159
Deferred income taxes	8,991	7,795
Other assets, net of accumulated amortization of $229 and $590, respectively	1,068	1,107
Goodwill	4,433	4,433

Total assets	$393,915	$367,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,735	$96,128
Accrued expenses	58,034	66,513
Current portion of capital lease obligations	1,767	1,995

Total current liabilities	166,536	164,636

Deferred rent, less current portion	20,429	19,735
Capital lease obligations, less current portion	2,459	2,992
Long-term debt	95,066	77,086
Other long-term liabilities	2,959	2,770

Total liabilities	287,449	267,219

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,894,687 and 22,848,887 shares, respectively; outstanding 22,138,942 and 22,670,367 shares, respectively	228	228
Additional paid-in capital	90,269	87,956
Retained earnings	29,944	14,126
Less: Treasury stock, at cost; 755,745 and 178,520 shares, respectively	(13,975)	(1,850)

Total stockholders’ equity	106,466	100,460

Total liabilities and stockholders’ equity	$393,915	$367,679

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net sales	$231,308	$223,276	$666,161	$642,263
Cost of goods sold, buying and occupancy, excluding depreciation and amortization shown separately below	149,289	145,592	429,036	414,440

Gross profit	82,019	77,684	237,125	227,823

Operating expenses:
Selling and administrative	62,066	58,961	183,539	174,924
Depreciation and amortization	4,554	4,069	12,926	12,473

Total operating expenses	66,620	63,030	196,465	187,397

Operating income	15,399	14,654	40,660	40,426
Interest expense	1,582	1,709	4,504	5,407

Income before income taxes	13,817	12,945	36,156	35,019
Income taxes	5,438	5,120	14,247	13,820

Net income	$8,379	$7,825	$21,909	$21,199

Dividends per share declared	$0.09	$0.09	$0.27	$0.25

Earnings per share:
Basic	$0.37	$0.34	$0.97	$0.93

Diluted	$0.37	$0.34	$0.97	$0.93

Weighted-average shares of common stock out standing:
Basic	22,406	22,692	22,591	22,701

Diluted	22,492	22,794	22,693	22,802

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39 Weeks Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income	$21,909	$21,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,926	12,473
Stock-based compensation	1,626	1,674
Excess tax benefits of stock options exercised	(155)	(111)
Amortization of deferred finance charges	37	138
Deferred income taxes	(1,654)	(1,903)
Gain on disposal of equipment	—	(200)
Changes in operating assets and liabilities:
Trade and other receivables, net	4,804	3,553
Merchandise inventories	(29,007)	(17,561)
Prepaid expenses and other assets	741	(816)
Accounts payable	12,929	10,911
Accrued expenses and other liabilities	(10,635)	(9,256)

Net cash provided by operating activities	13,521	20,101

Cash flows from investing activities:
Purchases of property and equipment	(11,084)	(13,170)
Proceeds from disposal of property and equipment	—	223

Net cash used in investing activities	(11,084)	(12,947)

Cash flows from financing activities:
Net principal borrowings under revolving credit facilities and book overdraft	15,658	4,486
Principal payments under term loan	—	(5,000)
Principal payments on capital lease obligations	(1,565)	(1,296)
Proceeds from exercise of stock options	500	298
Excess tax benefits of stock options exercised	155	111
Purchases of treasury stock	(10,811)	(1,279)
Dividends paid	(6,091)	(5,677)

Net cash used in financing activities	(2,154)	(8,357)

Net increase (decrease) in cash and cash equivalents	283	(1,203)
Cash and cash equivalents at beginning of period	5,145	6,054

Cash and cash equivalents at end of period	$5,428	$4,851

Supplemental disclosures of non-cash investing activities:
Property and equipment acquired under capital leases	$825	$198

Property and equipment purchases accrued	$3,073	$598

Treasury stock purchases accrued	$1,314	$—

Supplemental disclosures of cash flow information:
Interest paid	$4,556	$6,592

Income taxes paid	$16,127	$18,769

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Description of Business
Business
     Big 5 Sporting Goods Corporation (“we” or the “Company”) is a leading sporting goods retailer in the western United States, operating 353 stores in 10 states at September 30, 2007. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates its business through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying interim unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
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
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2007 is comprised of 52 weeks and ends on December 30, 2007. Fiscal year 2006 was comprised of 52 weeks and ended on December 31, 2006. The fiscal interim periods in fiscal 2007 and fiscal 2006 are comprised of 13 weeks.

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
     The Company reclassified approximately $3.6 million, primarily representing a sales returns allowance, from trade and other receivables to accrued expenses on the December 31, 2006 balance sheet to conform to its presentation at September 30, 2007.
     For the third quarter of fiscal 2007, the Company revised its previously reported consolidated statement of cash flows for the 39 weeks ended October 1, 2006 to reflect a change of approximately $3.0 million of cash outflows from operating activities to investing activities. The revision corrects a misclassification made in presenting the cash flow statement impact of accrued liabilities related to purchases of property and equipment.  The correction had no effect on the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or net cash flows, and is not considered material to any previously reported consolidated financial statements.
Revenue Recognition
     The Company earns revenue by selling merchandise primarily through the Company’s retail stores. Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which historically have accounted for less than 1% of net sales. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote and no liability to relevant jurisdictions exists.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Valuation of Merchandise Inventories
     The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with the Company’s distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. The Company is not aware of any events or changes in demand or price that would indicate that the Company’s inventory valuation may be materially inaccurate at this time.
     Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of its stores and distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each location since the last physical inventory date through the reporting date.
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(2) Accrued Expenses
     Accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Payroll and related expenses	$16,394	$18,150
Self-insurance	8,176	8,047
Occupancy costs	6,738	5,912
Sales tax	6,323	10,836
Gift cards and certificates	4,300	6,510
Advertising	3,937	5,504
Other	12,166	11,554

Accrued expenses	$58,034	$66,513

(3) Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At September 30, 2007, the Company had no accrued interest or penalties.
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
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s condensed consolidated financial statements. At September 30, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(4) Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. The fair value of each option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006*	2007	2006
Risk-free interest rate	4.6%	—	4.6%	4.7%
Expected term	6.25 years	—	6.25 years	6.25 years
Expected volatility	43%	—	43%	52%
Expected dividend yield	1.67%	—	1.42%	1.97%

*	No share options were granted during the 13 weeks ended October 1, 2006.
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock, and for 2006 an index of a peer group; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations. The Company recognized approximately $0.6 million and $1.6 million in stock-based compensation expense for the 13 weeks and 39 weeks ended September 30, 2007, respectively, compared to $0.6 million and $1.7 million for the 13 weeks and 39 weeks ended October 1, 2006, respectively.
     Through the 39 weeks ended September 30, 2007, the Company granted 70,200 stock options to certain employees and directors under the Company’s 2002 Stock Incentive Plan and 2007 Equity and Performance Incentive Plan (collectively, the “Plans”). Under the Plans, options granted generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of these options is equal to the market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value of stock options granted for the 39 weeks ended September 30, 2007 and October 1, 2006 was $10.87 and $8.96, respectively.
     As of September 30, 2007, there was $4.1 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.3 years.
(5) Quarterly Dividend
     A quarterly dividend of $0.07 per share was paid in the first quarter of fiscal 2006. In the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid during the remainder of fiscal 2006 and the first three

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
quarters of fiscal 2007. In the fourth quarter of fiscal 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on December 14, 2007 to stockholders of record as of November 30, 2007.
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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income	$8,379	$7,825	$21,909	$21,199

Weighted-average shares of common stock outstanding:
Basic	22,406	22,692	22,591	22,701
Dilutive effect of common stock equivalents arising from stock options	86	102	102	101

Diluted	22,492	22,794	22,693	22,802

Basic earnings per share	$0.37	$0.34	$0.97	$0.93

Diluted earnings per share	$0.37	$0.34	$0.97	$0.93

     The computation of diluted earnings per share for the 13 weeks ended September 30, 2007, the 39 weeks ended September 30, 2007, the 13 weeks ended October 1, 2006 and the 39 weeks ended October 1, 2006 does not include options of 928,527, 451,357, 891,129 and 761,665, respectively, that were outstanding and antidilutive.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The Company repurchased 561,425 and 577,225 shares of our common stock for $11.7 million and $12.1 million during the 13 weeks and 39 weeks ended September 30, 2007, respectively, under the Company’s existing share repurchase program. Subsequent to the third quarter ended September 30, 2007 and through October 31, 2007, the Company repurchased 25,000 shares of its common stock for $0.5 million. Total common stock repurchased by the Company under the share repurchase program during 2007 through October 31, 2007 was 602,225 shares for $12.6 million. Since the inception of this share repurchase program through October 31, 2007, the Company has repurchased a total of 666,535 shares for a total expenditure of $13.9 million, leaving a remaining authorized balance of $1.1 million under this program.
     Subsequent to the third quarter ended September 30, 2007, the Company’s Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations.
     As of October 31, 2007, a total of $21.1 million remained available for share repurchases under both share repurchase programs.
(7) Contingencies
     On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code.  This complaint was brought as a purported class action on behalf of the Company’s California store managers.  The plaintiff alleges, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. Subsequent to the third quarter ended September 30, 2007, the Company and the plaintiff reached a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of non-material amounts to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit.
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
Valuation of Merchandise Inventories
     Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-

in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with our distribution center. Management has evaluated the current level of inventories in comparison to planned sales volume and other factors and, based on this evaluation, has recorded adjustments to inventory and cost of goods sold for decreases in inventory value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.
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
13 Weeks Ended September 30, 2007 Compared to 13 Weeks Ended October 1, 2006
     The following table and related discussion set forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 30, 2007		October 1, 2006
	(In thousands, except percentages)

Net sales	$231,308	100.0%	$223,276	100.0%
Costs of sales (1)	149,289	64.5	145,592	65.2

Gross profit	82,019	35.5	77,684	34.8

Operating expenses:
Selling and administrative	62,066	26.8	58,961	26.4
Depreciation and amortization	4,554	2.0	4,069	1.8

Total operating expenses	66,620	28.8	63,030	28.2

Operating income	15,399	6.7	14,654	6.6
Interest expense	1,582	0.7	1,709	0.8

Income before income taxes	13,817	6.0	12,945	5.8
Income taxes	5,438	2.4	5,120	2.3

Net income	$8,379	3.6%	$7,825	3.5%

(1)	Costs of sales include cost of goods sold, buying and occupancy charges, excluding depreciation and amortization shown separately in this table.
     Net Sales. Net sales increased by $8.0 million, or 3.6%, to $231.3 million in the 13 weeks ended September 30, 2007 from $223.3 million in the same period last year. The growth in net sales was mainly attributable to an increase of $9.5 million in new store sales, which reflected the opening of 24 new stores, net of relocations, since July 2, 2006 and an increase of $0.2 million, or 0.1%, in same store sales. The increase in new and same store sales was partially offset by a decrease in closed store sales of $2.2 million in the 13 weeks ended September 30, 2007 versus the 13 weeks ended October 1, 2006. Additionally, our net sales for the 13 weeks ended September 30, 2007 reflected the benefit of an extinguishment of $0.4 million in store layaway liabilities. Store count at September 30, 2007 was 353 versus 334 at October 1, 2006. We opened 5 new stores, net of closures and relocations, in the 13 weeks ended September 30, 2007, and opened 5 new stores in the 13 weeks ended October 1, 2006. We expect to open approximately 20 new stores during fiscal 2007, net of closures and relocations.
     Gross Profit. Gross profit increased by $4.3 million, or 5.6%, to $82.0 million in the 13 weeks ended September 30, 2007 from $77.7 million in the 13 weeks ended October 1, 2006. Our gross profit margin was 35.5% in the 13 weeks ended September 30, 2007 compared to 34.8% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased by approximately 30 basis points versus the same period in the prior year. Distribution center costs during the third quarter decreased $1.0 million, or 57 basis points, from the prior year as a result of operational efficiencies realized in our new distribution center. Distribution center costs capitalized into inventory decreased by $0.5 million, or 21 basis points, compared to the same period last year due primarily to higher costs in the prior year associated with the transition to our new larger distribution center. Store occupancy costs increased by $0.7 million, or 10 basis points, over the comparable prior year quarter due mainly to new store openings. Inventory reserve provisions increased by $0.4 million, or 12 basis points, from the prior year due primarily to higher inventory shrink.
     Selling and Administrative. Selling and administrative expenses increased by $3.1 million to $62.1 million, or 26.8% of net sales, in the 13 weeks ended September 30, 2007 from $59.0 million, or 26.4% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of sales for the fiscal 2007 third quarter compared to the prior year in part reflects softness in our sales. Store-related expenses, excluding occupancy, increased by $1.7 million due primarily to an increase in store count. Advertising expense increased by $0.6 million from the prior year, mainly to support overall sales and additional circulars to support new stores, and reflected an increased benefit from higher co-op advertising cost reimbursements from vendors of $0.3 million over the prior year. Administrative expenses increased by $0.7 million reflecting increased labor-related costs and other expenses to support our continuing growth and financial reporting initiatives.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 11.9%, to $4.6 million for the 13 weeks ended September 30, 2007 from $4.1 million for the same period last year. The higher expense was primarily due to the increase in store count to 353 stores at the end of the third quarter of fiscal 2007 from 334 stores at the end of the third quarter of fiscal 2006 and higher expense from our distribution center.
     Interest Expense. Interest expense decreased by $0.1 million, or 7.4%, to $1.6 million in the 13 weeks ended September 30, 2007 from $1.7 million in the same period last year. The decrease in interest expense primarily reflects lower average debt levels, partially offset by slightly higher interest rates in 2007.
     Income Taxes. The provision for income taxes was $5.4 million for the 13 weeks ended September 30, 2007 and $5.1 million for the 13 weeks ended October 1, 2006. Our effective tax rate was 39.4% for the third quarter of fiscal 2007 and 39.6% for the third quarter of fiscal 2006.

39 Weeks Ended September 30, 2007 Compared to 39 Weeks Ended October 1, 2006
     The following table and related discussion set forth selected items from our operating results as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 30, 2007		October 1, 2006
	(In thousands, except percentages)

Net sales	$666,161	100.0%	$642,263	100.0%
Costs of sales (1)	429,036	64.4	414,440	64.5

Gross profit	237,125	35.6	227,823	35.5

Operating expenses:
Selling and administrative	183,539	27.6	174,924	27.3
Depreciation and amortization	12,926	1.9	12,473	1.9

Total operating expenses	196,465	29.5	187,397	29.2

Operating income	40,660	6.1	40,426	6.3
Interest expense	4,504	0.7	5,407	0.8

Income before income taxes	36,156	5.4	35,019	5.5
Income taxes	14,247	2.1	13,820	2.2

Net income	$21,909	3.3%	$21,199	3.3%

(1)	Costs of sales include cost of goods sold, buying and occupancy charges, excluding depreciation and amortization shown separately in this table.
     Net Sales. Net sales increased by $23.9 million, or 3.7%, to $666.2 million in the 39 weeks ended September 30, 2007 from $642.3 million in the same period last year. The growth in net sales was mainly attributable to an increase of $1.5 million in same store sales and an increase of $26.2 million in new store sales, partially offset by a decrease of $4.6 million in closed store sales, which reflected the opening of 29 new stores, net of closures and relocations, since January 2, 2006. Same store sales increased 0.2% in the 39 weeks ended September 30, 2007 versus the 39 weeks ended October 1, 2006. Additionally, our net sales for the 39 weeks ended September 30, 2007 reflected the benefit of an extinguishment of $0.4 million in store layaway liabilities. Store count at September 30, 2007 was 353 versus 334 at October 1, 2006. We opened 10 new stores, net of closures and relocations, in the 39 weeks ended September 30, 2007, and opened 10 new stores in the 39 weeks ended October 1, 2006. We expect to open approximately 20 new stores during fiscal 2007, net of closures and relocations.
     Gross Profit. Gross profit increased by $9.3 million, or 4.1%, to $237.1 million in the 39 weeks ended September 30, 2007 from $227.8 million in the 39 weeks ended October 1, 2006. Our gross profit margin was 35.6% in the 39 weeks ended September 30, 2007 compared to 35.5% in the same period last year. Product selling margins, which exclude buying, occupancy and distribution costs, increased by approximately 35 basis points versus the same period in the prior year, primarily due to sales of winter merchandise earlier in the year at higher margins along with improved margins for various product categories. Distribution center costs during the period decreased $3.6 million, or 72 basis points, due primarily to additional costs in the first quarter of the prior year associated with completing the transition to our new distribution center and operational efficiencies realized in our new distribution center. Distribution center costs capitalized into inventory decreased by $3.8 million, or 59 basis points, compared to the same period last year due primarily to higher costs in the prior year associated with the transition to our new larger distribution center. Store occupancy costs increased by $2.7 million, or 18 basis points, year-over-year due mainly to new store openings. Inventory reserve provisions increased by $1.6 million, or 21 basis points, from the prior year due primarily to higher provisions for the realizability of the value of returned goods inventories and inventory shrink.
     Selling and Administrative. Selling and administrative expenses increased by $8.6 million to $183.5 million, or 27.6% of net sales, in the 39 weeks ended September 30, 2007 from $174.9 million, or 27.3% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of sales for the 39 weeks ended September 30, 2007 compared to the same period last year in part reflects softness in our sales. Store-related expenses, excluding occupancy, increased by $5.0 million, or 14 basis points, due primarily to an increase in store count. Advertising expense increased by $2.2 million from the prior year mainly to support overall sales and additional circulars to support new stores, and reflected an increased benefit from higher co-op advertising cost reimbursements from vendors of $1.2 million over the prior year. Administrative expenses increased $1.4 million reflecting increased labor-related costs and other expenses to support our continuing growth and financial reporting initiatives, along with a reduction in professional fees of $1.2 million versus the prior year. Store-related expenses for the first 39 weeks of last year were favorably impacted by the receipt of $0.7 million of proceeds as a participant in the settlement of a class-action lawsuit relating to credit card fees, which was offset by an increased provision of $0.6 million for public liability claims.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 3.6%, to $12.9 million in the 39 weeks ended September 30, 2007 from $12.5 million for the same period last year. The increase in expense is mainly due to the increase in store count to 353 stores at the end of the current period compared with 334 stores at the end of the prior period and higher expense from our distribution center.
     Interest Expense. Interest expense decreased by $0.9 million, or 16.7%, to $4.5 million in the 39 weeks ended September 30, 2007 from $5.4 million in the same period last year. The decrease in interest expense primarily reflects lower average debt levels, partially offset by slightly higher interest rates in 2007.
     Income Taxes. The provision for income taxes was $14.2 million for the 39 weeks ended September 30, 2007 and $13.8 million for the 39 weeks ended October 1, 2006. Our effective tax rate was 39.4% for the 39 weeks ended September 30, 2007 and 39.5% for the 39 weeks ended October 1, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for working capital, capital expenditures, debt repayments and cash dividends. We fund our liquidity requirements with cash on hand, cash flows from operations and borrowings from our revolving credit facility.

     Operating Activities. Net cash provided by operating activities was $13.5 million and $20.1 million for the first 39 weeks of fiscal 2007 and fiscal 2006, respectively. A substantial portion of our net sales are in cash, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable. Comparing the first 39 weeks of fiscal 2007 to the corresponding period in the prior year, the increased funding for working capital primarily reflects an increase in inventory purchases in anticipation of the upcoming holiday season, partially offset by higher accounts payable.
     Investing Activities. Net cash used in investing activities for the first 39 weeks of fiscal 2007 and fiscal 2006 was $11.1 million and $12.9 million, respectively. Capital expenditures, excluding non-cash acquisitions, for the first 39 weeks of fiscal 2007 were $11.1 million compared to $13.2 million for the same period last year. We use cash flows from operations to fund our investing activities primarily for expenditures associated with opening new stores, improvements to existing stores and our distribution center, expenditures for equipment and computer software in support of our system initiatives and for our corporate headquarters. The decrease in cash used for capital expenditures in the current year compared with the prior year was due primarily to additional capital expenditures in the first quarter of the prior year associated with completing the transition to our new distribution center.
     Financing Activities. Net cash used in financing activities for the first 39 weeks of fiscal 2007 and fiscal 2006 was $2.2 million and $8.4 million, respectively. For both periods, cash provided primarily by borrowings under our revolving credit facility was used to pay down debt and fund dividend payments. For fiscal 2007, revolving credit borrowings were also used to fund stock repurchases.
     As of September 30, 2007, we had revolving credit borrowings of $95.1 million and letter of credit commitments of $4.5 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $88.4 million, a term loan balance of $8.3 million and letter of credit commitments of $3.7 million outstanding under our financing agreement as of October 1, 2006.
     Future Capital Requirements. We had cash and cash equivalents on hand of $5.4 million at September 30, 2007. We expect capital expenditures for the fourth quarter of fiscal 2007, excluding non-cash acquisitions, to range from $6.0 million to $7.0 million, primarily to fund the opening of approximately 10 new stores, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases. We expect to pay dividends of approximately $2.0 million on December 14, 2007 in connection with the recent dividend declaration.
     During the second quarter of fiscal 2006, our Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of our common stock. We repurchased 561,425 and 577,225 shares of our common stock for $11.7 million and $12.1 million during the 13 weeks and 39 weeks ended September 30, 2007, respectively, under our existing share repurchase program. Subsequent to the third quarter ended September 30, 2007 and through October 31, 2007, we repurchased 25,000 shares of our common stock for $0.5 million. Total common stock repurchased under the share repurchase program during 2007 through October 31, 2007 was 602,225 shares for $12.6 million. Since the inception of this share repurchase program through October 31, 2007, we have repurchased a total of 666,535 shares for a total expenditure of $13.9 million, leaving a remaining authorized balance of $1.1 million under this program.

The timing, price and quantity of any share repurchases are made at the discretion of management, depending upon market conditions and other considerations.
     Subsequent to the third quarter ended September 30, 2007, the Company’s Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations.
     As of October 31, 2007, a total of $21.1 million remained available for share repurchases under both share repurchase programs.
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
     Issued and outstanding letters of credit were $4.5 million at September 30, 2007, compared with $3.7 million at October 1, 2006, and were related primarily to importing of merchandise and funding insurance program liabilities.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to increase 1.0% as compared to the rate at September 30, 2007, our interest expense would increase approximately $1.0 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at September 30, 2007. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.
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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended September 30, 2007, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code.  This complaint was brought as a purported class action on behalf of the Company’s California store managers.  The plaintiff alleges, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. Subsequent to the third quarter ended September 30, 2007, the Company and the plaintiff reached a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of non-material amounts to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following tabular summary reflects the Company’s share repurchase activity during the fiscal quarter ended September 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES1

				Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares that May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
July 2 — July 29	190,600	$23.11	190,600	$8,937,000
July 30 — August 26	195,825	$19.91	195,825	$5,038,000
August 27 — September 30	175,000	$19.67	175,000	$1,596,000

Total	561,425	$20.92	561,425	$1,596,000 [2]

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

[2]
Subsequent to the third quarter ended September 30, 2007 and through October 31, 2007, the Company repurchased 25,000 shares of its common stock for $0.5 million under the share repurchase program, representing an average price per share of $18.75.

     Subsequent to the third quarter ended September 30, 2007, the Company’s Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations.
     As of October 31, 2007, a total of $21.1 million remained available for share repurchases under both share repurchase programs.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     During the second quarter of fiscal 2007, the Company commenced negotiations on a new contract with The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578 (“Local 578”), affiliated with the International Brotherhood of Teamsters, covering certain hourly employees in the Company’s distribution center. The Company had previously negotiated an extension of this contract through August 31, 2007.  During the third quarter ended September 30, 2007, the Company commenced negotiations on a separate contract with Local 578 relating to certain store employees, which also was scheduled to expire on August 31, 2007. The Company and Local 578 continued negotiations on both contracts during and subsequent to the third quarter ended September 30, 2007, and the negotiations are ongoing. Pending the negotiations, on August 28, 2007, the Company agreed with Local 578 to extend the existing contracts covering the distribution center employees and store employees on a day-to-day basis, subject to termination by either party on ten (10) days’ written notice.
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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 2, 2007	By:	/s/ Steven G. Miller

Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer
and Director of the Company

Date: November 2, 2007	By:	/s/ Barry D. Emerson

Barry D. Emerson
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)