Form 10-K
period 2007-12-30
BIG 5 SPORTING GOODS CORP
filed 2008-03-10
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $370,618,505 as of July 1, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 1, 2007. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,922,691 shares of common stock outstanding at February 29, 2008.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2008 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, “Risk Factors” in this report and other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission (“SEC”). We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we”, “our”, “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 363 stores in 11 states under the “Big 5 Sporting Goods” name at December 30, 2007. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

We believe that over our 53-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding, Under Armour and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. In fiscal 2007, we generated net sales of $898.3 million, operating income of $53.0 million, net income of $28.1 million and diluted earnings per share of $1.25.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within and beyond California has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 97 stores, an average of approximately 19 new stores annually, of which 68% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores	Stores	Number of Stores
Year	California	Markets	Total	Relocated(1)	Closed	at Period End

2003	5	14	19	—	(1)	293
2004	6	12	18	(2)	—	309
2005	7	11	18	(2)	(1)	324
2006	7	12	19	—	—	343
2007	6	17	23	(3)	—	363

(1)	All stores relocated for 2007 were in California.

Our format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 50,000 people. Our 11,000 square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

New store openings represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. Our store format typically requires investments of approximately $0.5 million in fixtures, equipment and leasehold improvements, and approximately $0.4 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. We opened 20 new stores, net of closures and relocations, in fiscal 2007 and we expect to open approximately 20 new stores, net of closures and relocations, in fiscal 2008.

Management Experience

We believe the experience, commitment and tenure of our professional staff drive our superior execution and strong historical operating performance and give us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas as of December 30, 2007:

		Average
	Number of	Number of
	Employees	Years With Us

Senior Management	7	26
Vice Presidents	10	19
Buyers	18	19
Store District / Regional Supervisors	42	19
Store Managers	363	9

Merchandising

We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. We offer a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. We believe we offer consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise.

We believe we enjoy significant advantages in making opportunistic buys of vendor over-stock and close-out merchandise because of our strong vendor relationships, purchasing volume and rapid decision-making process. Vendor over-stock and close-out merchandise typically represent approximately 10% of our net sales. Our strong vendor relationships and purchasing volume also enable us to purchase merchandise produced exclusively for us under a manufacturer’s brand name which allows us to differentiate our product selection from competition, obtain volume pricing discounts from vendors and offer unique value to our customers. Our weekly advertising highlights our opportunistic buys together with merchandise produced exclusively for us in order to reinforce our reputation as a retailer that offers attractive values to our customers.

The following five-year table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as fishing rods and golf clubs, as a percentage of net sales:

	Fiscal Year
	2007	2006	2005	2004	2003

Soft Goods
Athletic and sport apparel	16.8%	17.1%	16.1%	16.2%	16.1%
Athletic and sport footwear	29.8	29.9	30.4	30.5	30.4

Total soft goods	46.6	47.0	46.5	46.7	46.5
Hard goods	53.4	53.0	53.5	53.3	53.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under our owned labels, including Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure, South Bay and Triple Nickel, in addition to labels licensed from a third party, including Body Glove, Hi-Tec and Maui & Sons.

Through our 53 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

We experience seasonal fluctuations in our net sales and operating results and typically generate higher operating income in the fourth quarter, which includes the holiday selling season as well as the winter sports selling season. As a result, we incur significant additional expense in the fourth quarter due to normally higher purchase volumes and increased staffing. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our net sales can decline, resulting in excess inventory, which can harm our financial performance. Because a larger portion of our operating income is typically derived from our fourth quarter net sales, a shortfall in expected fourth quarter net sales can negatively impact our annual operating results. Our net sales for the fourth quarter of fiscal 2007 were lower than expected which contributed to lower operating income and higher inventory levels compared to the same period last year.

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

Advertising

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of over 20 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name Big 5 Sporting Goods. Our customers also may sign up on our website to receive our weekly ads online through email.

We use our professional in-house advertising staff rather than an outside advertising agency to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management with the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in approximately 200 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

Vendor Relationships

We have developed strong vendor relationships over the past 53 years. We currently purchase merchandise from over 700 vendors. In fiscal 2007, only one vendor represented greater than 5% of total purchases, at 5.3%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that track, on a daily basis, individual sales transactions at each store, inventory receiving and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to electronic mail, scheduling and the host system. The host system and our stores’ point-of-sale registers are linked by a network that provides satellite communications for purchasing card (i.e., credit and debit card) authorization and processing, as well as daily polling of sales and merchandise movement at the store level. We believe our management information systems are efficiently supporting our current operations and provide a foundation for future growth.

Distribution

During the first quarter of fiscal 2006, we completed the transition to a new distribution center located in Riverside, California, that now services all of our stores. The new facility has approximately 953,000 square feet of storage and office space. The new distribution center warehouse management system is fully integrated with our management information systems and provides improved warehousing and distribution capabilities. The new facility is substantially larger and more automated than our previous distribution center and we are achieving operational benefits from the new facility, including increased labor efficiencies, quality improvements, accuracy and timeliness. We distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers. Our lease for the new distribution center, which was entered into on April 14, 2004, has an initial term of 10 years and includes three additional five-year renewal options.

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

Mass Merchandisers.  This category includes discount retailers such as Wal-Mart, Target and Kmart and department stores such as JC Penney, Sears and Kohl’s. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls or shopping centers or on free-standing sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers.

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

Catalog and Internet-based Retailers.  This category consists of numerous retailers that sell a broad array of new and used sporting goods products via catalogs or the Internet.

We believe we compete successfully with each of the competitors discussed above by focusing on what we believe are the primary factors of competition in the sporting goods retail industry. These factors include experienced and knowledgeable personnel; customer service; breadth, depth, price and quality of merchandise offered; advertising; purchasing and pricing policies; effective sales techniques; direct involvement of senior officers in monitoring store operations; management information systems and store location and format.

Employees

We manage our stores through regional, district and store-based personnel. Field supervision is led by six regional supervisors who report directly to the Vice President of Store Operations and who oversee 36 district supervisors. The district supervisors are each responsible for an average of 10 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers and a complement of appropriate full and part-time associates to match the store’s volume.

As of December 30, 2007, we had over 9,500 active full and part-time employees. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, currently represents approximately 645 hourly employees in our distribution center and select stores. In November 2007, we negotiated a five-year contract with Local 578 for our distribution center employees, and in December 2007, we negotiated a five-year contract with Local 578 for our store employees. Both contracts were retroactive to September 1, 2007 and expire on August 31, 2012. We have not had a strike or work stoppage in over 26 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

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

Description of Service Marks and Trademarks

We use the Big 5 and Big 5 Sporting Goods names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2013, respectively. We have also registered the names Court Casuals, Golden Bear, Pacifica, Rugged Exposure and South Bay as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2008 to 2017. We believe we will be successful in renewing the trademark registration scheduled for renewal in 2008.

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

Risks Related to Our Business and Industry

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	other traditional sporting goods stores and chains;

•	mass merchandisers, discount stores and department stores, such as Wal-Mart, Kmart, Target, Kohl’s, JC Penney, and Sears;

•	specialty sporting goods shops and pro shops, such as Foot Locker, Golfsmith, Bass Pro Shops, Gander Mountain and REI;

•	sporting goods superstores, such as Sports Chalet, Dick’s Sporting Goods and The Sports Authority; and

•	catalog and Internet-based retailers.

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

Adverse changes in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. We believe that these factors (among others) led to less than anticipated sales during fiscal 2007, particularly in the fourth quarter. We are now starting to experience increased inflationary pressure on our product costs. If unfavorable economic conditions continue to challenge the consumer environment, or if inflationary pressures continue to drive up our product costs, our net sales, product margins and profitability could continue to decline.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory, higher inventory markdowns and lower margins.

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

Our net and same store sales and results of operations have fluctuated in the past and will vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. A number of factors, many of which are outside our control, have historically caused and will continue to cause, variations in our quarterly net and same store sales and operating results, including changes in consumer demand for our products, competition in our markets, changes in pricing or other actions taken by our competitors, weather conditions in our markets, natural disasters, litigation, changes in accounting standards, changes in management’s accounting estimates or assumptions and economic conditions specific to our western markets and generally.

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2007 we operated 32% more stores than we did at the end of fiscal 2002. Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

•	we may not be able to find suitable sites available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we may not be able to hire and retain qualified store personnel; and

•	we may not have the financial resources necessary to fund our expansion plans.

In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems, diversion of management attention from ongoing operations and challenges associated with managing a substantially larger enterprise. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes, responsiveness to print advertising and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating costs could increase.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions (such as those that occurred in the winter of 2005-2006), inclement weather (such as the unusually heavy rains that occurred in the winter of 2004-2005) or other localized conditions such as flooding, fires (such as those that occurred in 2007), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. If the region were to suffer an economic downturn or other adverse regional event, our net sales and profitability and our ability to implement our planned expansion program could suffer.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel with longstanding tenure who are not obligated to stay with us. The loss of the services of any of these individuals could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees, and increases in the minimum wage or other employee benefit costs could increase our operating expense. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

Our hardware and software systems are vulnerable to damage, theft or intrusion that could harm our business.

Our success, in particular our ability to successfully manage inventory levels and process customer transactions, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales information, process financial information and purchasing card transactions and process shipments of goods. These systems and our operations are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	power loss, computer systems failures, Internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees;

•	physical and electronic loss of data, security breaches, misappropriation, data theft and similar events; and

•	computer viruses, worms, Trojan horses, intrusions, or other external threats.

Any failure of our computer hardware or software systems that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability. Additionally, if any data intrusion, security breach, misappropriation or theft were to occur, we could incur significant costs in responding to such event, including responding to any resulting claims, litigation or investigations, which could harm our operating results.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

We purchase merchandise from over 700 vendors. Although only one vendor represented slightly more than 5.0% of our total purchases during the fiscal year ended December 30, 2007, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 34.7% of our total purchases during the fiscal year ended December 30, 2007. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling products to us at any time for reasons that may or may not be in our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and cooperative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases, product cost increases due to foreign currency fluctuations or revaluations, and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, we may be unable to obtain sufficient quantities of products to satisfy our requirements or our cost of obtaining products may increase. In addition, to the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those commonly accepted in the United States (such as the recently reported high lead content found in products manufactured abroad), we could be hurt by any resulting negative publicity or, in some cases, face potential liability. To date, we have not experienced any difficulties of this nature. Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

Disruptions in transportation, including disruptions at shipping ports through which our products are imported could prevent us from timely distribution and delivery of inventory, which could reduce our sales and profitability.

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. For example, the Port of Los Angeles, through which a substantial amount of the products manufactured abroad that we sell are imported, experienced delays in fiscal 2004 in distribution of products to their final destination due to difficulties associated with capacity limitations. In addition, acts of terrorism could significantly disrupt operations at the Port of Los Angeles or otherwise impact transportation of the imported merchandise we sell.

Future disruptions at a shipping port at which our products are received, whether due to delays at the Port of Los Angeles or otherwise, may result in delays in the transportation of such products to our distribution center and may ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales and profitability could decline.

All of our stores rely on a single distribution center. Any disruption or other operational difficulties at this distribution center could reduce our net sales or increase our operating costs.

We rely on a single distribution center to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this facility in the manner we anticipate, our financial results could be negatively impacted.

Increases in transportation costs due to rising fuel costs and other factors may negatively impact our operating results.

We rely upon various means of transportation, including sea and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores. Consequently, our results can vary depending upon the price of fuel. The price of oil has risen significantly in the last few years. This increase and any future increases may result in an increase in our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.

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

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors, and customers, which could significantly impact our net sales, profitability and financial condition. Terrorist attacks could also have a significant impact on ports or international shipping on which we are substantially dependent for the supply of much of the merchandise we sell. Our corporate headquarters is located near Los Angeles International Airport and the Port of Los Angeles, which have been identified as potential terrorism targets. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Military action taken in response to such attacks could also have a short or long-term negative economic impact upon the financial markets, international shipping and our business in general.

Risks Related to Our Capital Structure

We are leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

As of December 30, 2007, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $107.3 million. Our leveraged financial position means:

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

The level of our indebtedness, and our ability to service our indebtedness, is directly affected by our cash flow from operations. Due in part to lower than anticipated sales during fiscal 2007, and particularly the fourth quarter of fiscal 2007, our indebtedness increased from $77.1 million at the end of fiscal 2006 to $103.4 million at the end of fiscal 2007. If we are unable to generate sufficient cash flow from operations to meet our obligations, commitments and covenants of our financing agreement, we may be required to refinance or restructure our indebtedness, raise additional debt or equity capital, sell material assets or operations or delay or forego expansion opportunities, or cease or curtail our quarterly dividends or share repurchase plans. These alternative strategies might not be effected on satisfactory terms, if at all.

The terms of our financing agreement impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.

The terms of our financing agreement impose operating and financial restrictions on us, including, among other things, covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrictions on our ability to incur additional indebtedness, create or allow liens, pay dividends, repurchase stock, engage in mergers, acquisitions or reorganizations or make specified capital expenditures. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our financing agreement. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us and our stockholders without obtaining consent from our lenders. In addition, our financing agreement is secured by a first priority security interest in our accounts receivable, merchandise inventories, service marks and trademarks and other general intangible assets, including trade names. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our financing agreement would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

Risks Related to Regulatory, Legislative and Legal Matters

Current and future government regulation may negatively impact demand for our products and increase our cost of conducting business.

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities. Some of these laws and regulations include:

•	laws and regulations governing the manner in which we advertise or sell our products;

•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearms and ammunition;

•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;

•	labor and employment laws, such as minimum wage or living wage laws, wage and hour laws and laws requiring mandatory health insurance for employees; and

•	U.S. customs laws and regulations pertaining to proper item classification, quotas and payment of duties and tariffs.

Changes in these and other laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expense to increase. This could adversely affect our net sales and profitability.

The sale of firearms and ammunition is subject to strict regulation, which could affect our operating results.

Because we sell firearms and ammunition, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of firearms and ammunition. These laws and regulations require us, among other things, to ensure that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and to maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearms and ammunition has been the subject of increased federal, state and local regulation, and this may continue in our current markets and other markets into which we may expand. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms and ammunition, our licenses to sell firearms at our stores or maintain inventory of firearms at our distribution center may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearms and ammunition could cause our operating expense to increase and this could adversely affect our operating results.

We may be subject to periodic litigation that may adversely affect our business and financial performance, including litigation related to products we sell and employment matters.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be maintained in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend against these claims, which could impact our operating results.

In particular, we sell products manufactured by third parties, some of which may or may not be defective. Many such products are manufactured overseas, particularly in China, Taiwan and South Korea, which may increase our risk that such products may be defective (such as, for example, in the cases of products recently reported to have high lead content). If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. Our insurance coverage may not be adequate to cover claims that could be asserted against us. If a successful claim were brought against us in excess of our insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. In addition, our products are subject to the Federal Consumer Product Safety Act, which empowers the Consumer Product Safety Commission to protect consumers from hazardous sporting goods and other articles. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our financial condition and operating results.

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

From time to time we may also be involved in lawsuits related to employment and other matters, including class action lawsuits brought against us for alleged violations of the Fair Labor Standards Act and state wage and hour laws. An unfavorable outcome or settlement in any such proceeding could, in addition to requiring us to pay any settlement or judgment amount, increase our operating expense as a consequence of any resulting changes we might be required to make in employment or other business practices.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; the carrying amount of property and equipment and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits are highly complex and may involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Certain Risks Related to Investing in Our Common Stock

The declaration of discretionary dividend payments may not continue.

We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. A change in our dividend policy could have a negative effect on our stock price.

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

Properties

Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, where we lease approximately 55,000 square feet of office and adjoining retail space. The lease was scheduled to expire in February 2009. In July 2007, we signed an amendment to the lease which extends the initial expiration date to February 28, 2011, and provides us with one five-year renewal option.

In April 2004, we signed a lease agreement for a new distribution facility in order to facilitate our store growth and to replace our Fontana, California distribution center. The new distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Construction of this new distribution center was completed in the fourth quarter of fiscal 2005 and we completed the transition to the new facility in the first quarter of fiscal 2006. Our lease for the new distribution center has an initial term of ten years and includes three additional five-year renewal options.

We lease all but one of our retail store sites. Most of our long-term leases contain fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 33 years. Of the total store leases, 25 leases are due to expire in the next five years without renewal options.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits. In fiscal 2007, we processed approximately 27.4 million sales transactions and our average transaction size was approximately $33.

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store net sales per square foot of approximately $233 for fiscal 2007. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns. The following table details our store locations by state as of December 30, 2007:

	Year	Number	Percentage of Total
State	Entered	of Stores	Number of Stores

California	1955	188	51.8%
Washington	1984	43	11.8
Arizona	1993	31	8.5
Oregon	1995	20	5.5
Colorado	2001	18	5.0
Utah	1997	15	4.1
Nevada	1978	14	3.9
New Mexico	1995	12	3.3
Texas	1995	11	3.0
Idaho	1994	10	2.8
Oklahoma	2007	1	0.3

Total		363	100.0%

ITEM 3.	LEGAL PROCEEDINGS

On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. This complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide their zip codes. The plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiff seeks, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs. The Company believes that the complaint is without merit and intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code. This complaint was brought as a purported class action on behalf of the Company’s California store managers. The plaintiff alleged, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. In the fourth quarter ended December 30, 2007, the Company and the plaintiff reached a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of non-material amounts to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Subsequent to the end of the fourth quarter ended December 30, 2007, the court approved the parties’ settlement agreement and all claims were dismissed.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share, has traded on The NASDAQ Stock Market LLC since June 25, 2002. It trades under the symbol “BGFV”. The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal years 2007 and 2006:

	2007		2006
Fiscal Period	High	Low	High	Low

First Quarter	$25.97	$23.37	$22.70	$19.01
Second Quarter	$27.06	$24.07	$23.00	$18.50
Third Quarter	$25.79	$18.70	$22.80	$18.06
Fourth Quarter	$19.22	$14.25	$24.89	$21.67

As of February 29, 2008, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $9.28.

As of February 29, 2008, there were 21,922,691 shares of common stock outstanding held by approximately 100 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for the Company’s common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2003, 2004, 2005, 2006 and 2007. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

*	$100 invested on 12/29/02 in stock or on 12/31/02 in index-including reinvestment of dividends. Indexes are calculated on month-end basis.

Dividend Policy

Quarterly dividend payments of $0.07 per share were paid during fiscal 2005 and the first quarter of fiscal 2006. Beginning in the second quarter of fiscal 2006, the Company’s Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid for the remainder of fiscal 2006 and during fiscal 2007. In the first quarter of fiscal 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on March 14, 2008 to stockholders of record as of February 29, 2008.

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

Issuer Repurchases

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended December 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

October 1 - October 28	25,000	$18.75	25,000	$1,127,000
October 29 - November 25	—	—	—	$1,127,000
November 26 - December 30	101,551	$15.92	101,551	$19,511,000	(2)

Total	126,551	$16.48	126,551	$19,511,000

(1)	During the second quarter of fiscal 2006, our Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of our common stock. Under this program, we repurchased 673,680 and 64,310 shares of our common stock for $13.7 million and $1.3 million during fiscal 2007 and fiscal 2006, respectively, at which time the program was completed. During the fourth quarter of fiscal 2007, our Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Under this program, we repurchased 30,096 shares of our common stock for $0.5 million in fiscal 2007.

(2)	The increase in the approximate dollar value of shares that may yet be purchased under the programs reflects the transition from the completed $15.0 million program to the newly-authorized $20.0 million program in the fourth quarter of fiscal 2007.

Subsequent to the year ended December 30, 2007 and through February 29, 2008, we repurchased 90,000 shares of our common stock for $1.2 million. Since the inception of our initial share repurchase program through February 29, 2008, we have repurchased a total of 858,086 shares for a total expenditure of $16.7 million.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 30, 2007

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The “Statement of Operations Data” and the “Balance Sheet Data” for all years presented below have been derived from our audited consolidated financial statements. Selected consolidated financial data under the captions “Store Data” and “Other Financial Data” have been derived from the unaudited internal records of our operations. The information contained in these tables should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year(1)
	2007		2006		2005		2004		2003
	(Dollars and shares in thousands, except per share and certain store data)

Statement of Operations Data:
Net sales	$898,292		$876,805		$813,978		$782,215		$710,393
Cost of sales(2)(3)	589,150		575,577		534,155		503,069		461,152

Gross profit(2)	309,142		301,228		279,823		279,146		249,241
Selling and administrative expense(2)(4)	256,180		242,769		229,980		214,941		195,157

Operating income	52,962		58,459		49,843		64,205		54,084
Premium and unamortized financing fees related to redemption of debt	—		—		—		2,067		3,434
Other income	—		—		(1,462)		—		—
Interest expense	6,614		7,516		5,839		6,841		11,545

Income before income taxes	46,348		50,943		45,466		55,297		39,105
Income taxes	18,257		20,108		17,927		21,778		15,688

Net income(5)	$28,091		$30,835		$27,539		$33,519		$23,417

Earnings per share:
Basic	$1.25		$1.36		$1.21		$1.48		$1.03

Diluted	$1.25		$1.35		$1.21		$1.47		$1.03

Dividends per share	$0.36		$0.34		$0.28		$0.07		$—
Weighted-average shares of common stock outstanding:
Basic	22,465		22,691		22,680		22,669		22,651

Diluted	22,559		22,795		22,802		22,792		22,753

Store Data:
Same store sales (decrease) increase(6)	(1.0)%		4.0%		2.4%		3.9%		2.2%
Same store sales per square foot (in dollars)(7)	$233		$242		$238		$238		$227
End of period stores	363		343		324		309		293
End of period same stores	321		305		287		272		258
Same store sales per store(8)	$2,625		$2,708		$2,657		$2,652		$2,543
Other Financial Data:
Depreciation and amortization	$17,687		$17,115		$15,526		$12,296		$10,826
Capital expenditures(9)	$20,769		$18,209		$34,680		$21,445		$11,226
Inventory turns(10)	2.3	x	2.4	x	2.4	x	2.5	x	2.4	x
Balance Sheet Data:
Cash and cash equivalents	$9,741		$5,145		$6,054		$6,746		$9,030
Working capital(11)	$129,957		$101,549		$93,145		$72,531		$82,013
Total assets	$403,923		$367,679		$352,983		$312,677		$281,736
Long-term debt and capital leases, less current portion	$105,648		$80,078		$93,288		$78,054		$99,686
Stockholders’ equity	$109,155		$100,460		$75,671		$54,276		$22,116

(See notes on following page):

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. Fiscal years 2007, 2006, 2005 and 2003 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

(2)	Historically, we have presented total depreciation and amortization expense separately on the face of our consolidated statement of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, we changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the consolidated statement of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. We reclassified our prior period consolidated statements of operations to conform to the current year presentation which increased cost of sales and decreased gross profit by $9.7 million, $8.4 million, $6.4 million and $5.6 million for fiscal 2006, 2005, 2004 and 2003, respectively, and increased selling and administrative expense by $7.4 million, $7.1 million, $5.9 million and $5.3 million for fiscal 2006, 2005, 2004 and 2003, respectively, from amounts previously reported. This reclassification had no effect on our previously reported operating or net income, consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements for any of the years presented.

(3)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(4)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(5)	Lower net income for fiscal 2005 reflects costs for commencement of operations at our new larger distribution center and costs associated with the restatement of our prior period consolidated financial statements.

(6)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons.

(7)	Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores.

(8)	Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count.

(9)	Higher capital expenditures in fiscal 2005 reflect amounts paid for a new distribution center.

(10)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(11)	Working capital is defined as current assets less current liabilities. Working capital in 2007 was impacted by higher inventory levels at the end of the year associated with lower than anticipated sales for the fourth quarter of fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, our fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 are referred to as fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2007, fiscal 2006 and fiscal 2005 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading sporting goods retailer in the western United States, operating 363 stores in 11 states under the name “Big 5 Sporting Goods” at December 30, 2007. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

We believe that over our 53-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Spalding, Under Armour and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

Throughout our history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2007	2006	2005

Big 5 Sporting Goods stores:
Beginning of period	343	324	309
New stores(1)	23	19	18
Stores relocated	(3)	—	(2)
Stores closed	—	—	(1)

End of period	363	343	324

New stores opened per year, net	20	19	15

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

•	Net income for fiscal 2007 declined 8.9% to $28.1 million, or $1.25 per diluted share, compared to $30.8 million, or $1.35 per diluted share, for fiscal 2006. The decline was driven primarily by lower than anticipated sales, including a reduction in same store sales of 1.0%. Lower than anticipated sales also resulted in an increase in selling and administrative expense as a percentage of net sales, the effect of which was partially offset by lower interest expense.

•	Net sales for fiscal 2007 increased 2.5% to $898.3 million. The growth in net sales was primarily attributable to an increase of $37.0 million in new store sales, offset by a decrease of $9.5 million in same store sales and $7.4 million in closed store sales.

•	Gross profit for fiscal 2007 represented 34.4% of net sales, which was equal to the prior year. The favorable impact of a 10 basis point increase in product selling margins and lower distribution center costs was offset by a reduction in costs capitalized into inventory and higher store occupancy expense.

•	Selling and administrative expense as a percentage of net sales for fiscal 2007 increased by 80 basis points to 28.5%. The increase was due mainly to lower than anticipated sales levels combined with higher costs related to opening new stores and for advertising.

•	Operating income for fiscal 2007 declined 9.4% to $53.0 million, or 5.9% of net sales, compared to $58.5 million, or 6.7% of net sales, for fiscal 2006. The decrease as a percentage of net sales was primarily due to negative expense leverage as a result of lower than anticipated sales levels.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2007		2006		2005
	(Dollars in thousands)

Statement of Operations Data:
Net sales	$898,292	100.0%	$876,805	100.0%	$813,978	100.0%
Cost of sales(1)(2)	589,150	65.6	575,577	65.6	534,155	65.6

Gross profit(1)	309,142	34.4	301,228	34.4	279,823	34.4
Selling and administrative expense(1)(3)	256,180	28.5	242,769	27.7	229,980	28.3

Operating income	52,962	5.9	58,459	6.7	49,843	6.1
Other income	—	—	—	—	(1,462)	(0.2)
Interest expense	6,614	0.7	7,516	0.9	5,839	0.7

Income before income taxes	46,348	5.2	50,943	5.8	45,466	5.6
Income taxes	18,257	2.1	20,108	2.3	17,927	2.2

Net income	$28,091	3.1%	$30,835	3.5%	$27,539	3.4%

Other Financial Data:
Net sales change		2.5%		7.7%		4.1%
Same store sales change(4)		(1.0)%		4.0%		2.4%
Net income change(5)		(8.9)%		12.0%		(17.8)%

(1)	Historically, we have presented total depreciation and amortization expense separately on the face of our consolidated statement of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, we changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the consolidated statement of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. We reclassified prior period consolidated statements of operations data and related discussion and analysis to conform to the current year presentation, which increased cost of sales and decreased gross profit by $9.7 million and $8.4 million for fiscal 2006 and 2005, respectively, and increased selling and administrative expense by $7.4 million and $7.1 million for fiscal 2006 and 2005, respectively, from amounts previously reported. This reclassification had no effect on the Company’s previously reported operating or net income, consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements for any of the years presented.

(2)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(3)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(4)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons.

(5)	Lower net income for fiscal 2005 reflects costs for commencement of operations at our new larger distribution center and costs associated with the restatement of our prior period consolidated financial statements.

Fiscal 2007 Compared to Fiscal 2006

Net Sales.  Net sales increased by $21.5 million, or 2.5%, to $898.3 million for fiscal 2007 from $876.8 million for fiscal 2006. The growth in net sales was primarily attributable to an increase of $37.0 million in new store sales, offset by a decrease of $9.5 million in same store sales and $7.4 million in closed store sales. The increase in new store sales reflected the opening of 39 new stores, net of closures and relocations, since January 1, 2006. Same store sales decreased 1.0% for fiscal 2007 compared with fiscal 2006. This decrease in same store sales for fiscal 2007 was primarily attributable to a challenging consumer environment impacted by high gas prices, increased home mortgage defaults and other macroeconomic concerns, which in turn weakened customer traffic into our retail stores. This challenging consumer environment is continuing into fiscal 2008. Additionally, our 2007 net sales results reflected a significant deterioration in the performance of the roller shoe product category, which declined approximately $3.6 million from the prior year. Roller shoe sales are expected to continue to weaken in fiscal 2008. We opened 20 new stores, net of closures and relocations, in fiscal 2007, increasing our store count at the end of fiscal 2007 to 363 versus 343 at the end of fiscal 2006.

Gross Profit.  Gross profit increased by $7.9 million, or 2.6%, to $309.1 million, or 34.4% of net sales, in fiscal 2007 from $301.2 million, or 34.4% of net sales, in fiscal 2006. The increase in gross profit was primarily attributable to the following:

•	Product selling margins for fiscal 2007, which exclude buying, store occupancy and distribution center costs, increased approximately 10 basis points versus fiscal 2006, primarily due to sales of winter merchandise earlier in the winter season at higher margins and improved margins for various other product categories. Margins in fiscal 2007 for the roller shoe product category were lower versus the prior year and are expected to continue to decline in fiscal 2008.

•	Distribution center costs for fiscal 2007 decreased by $3.9 million, or 57 basis points, due primarily to additional costs in the first quarter of fiscal 2006 associated with completing the transition to our new distribution center and operational efficiencies realized in fiscal 2007 in our new distribution center. Distribution center costs capitalized into inventory for fiscal 2007 decreased by $3.2 million, or 36 basis points, due primarily to higher costs in the prior year associated with the transition to our new larger distribution center.

•	Store occupancy costs for fiscal 2007 increased by $4.1 million, or 29 basis points, due mainly to new store openings, higher lease renewal costs and increases in property maintenance fees.

•	Inventory reserve provisions for fiscal 2007 increased $1.2 million, or 13 basis points, due primarily to higher provisions for the realizability of the value of returned goods inventory and inventory shrink.

Selling and Administrative Expense.  Selling and administrative expense increased by $13.4 million, or 5.5%, to $256.2 million, or 28.5% of net sales, in fiscal 2007 from $242.8 million, or 27.7% of net sales, in fiscal 2006. The increase in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $7.6 million, or 44 basis points, due primarily to an increase in store count and an increase of $1.3 million in purchasing card transaction fees as a result of higher sales and the trend toward increased purchasing card usage by consumers, combined with the favorable impact in fiscal 2006 of $0.7 million resulting from the settlement of a class-action lawsuit related to purchasing card fees.

•	Advertising expense for fiscal 2007 increased by $4.5 million to support overall sales growth and to provide advertising coverage for our new stores.

•	Administrative expense for fiscal 2007 increased $1.4 million, reflecting increased labor-related costs to support our continuing growth and financial reporting initiatives. The increase in administrative expense includes a reduction in professional fees of $1.9 million versus the prior year. Professional fees in fiscal 2006 were higher due primarily to legal and audit fees incurred to complete the Company’s fiscal 2005 internal control and financial statement audits.

•	The increase in selling and administrative expense as a percentage of net sales for fiscal 2007 compared to fiscal 2006 is due in part to softer sales conditions in fiscal 2007.

Interest Expense.  Interest expense decreased by $0.9 million, or 12.0%, to $6.6 million in fiscal 2007 from $7.5 million in fiscal 2006. The decrease in interest expense primarily reflects lower average debt levels in fiscal 2007 of approximately $10.6 million.

Fiscal 2006 Compared to Fiscal 2005

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

Gross Profit.  Gross profit increased by $21.4 million, or 7.6%, to $301.2 million, or 34.4% of net sales, in fiscal 2006 from $279.8 million, or 34.4% of net sales, in fiscal 2005. The increase in gross profit was primarily attributable to the following:

•	Product selling margins for fiscal 2006, which exclude buying, store occupancy and distribution center costs, increased 20 basis points versus fiscal 2005.

•	Distribution center costs for fiscal 2006 increased by $7.7 million, or 54 basis points, due primarily to the commencement of operations at our new larger distribution center, higher labor-related costs and increased trucking expense, related in part to higher gasoline prices. Depreciation expense increased $1.8 million over fiscal 2005. Distribution center costs capitalized into inventory for fiscal 2006 decreased $0.8 million, or 13 basis points, compared to fiscal 2005.

•	Store occupancy costs increased by $4.0 million over fiscal 2005, due mainly to new store openings. Store occupancy costs as a percentage of net sales decreased by 3 basis points due to higher sales in fiscal 2006.

•	Inventory reserve provisions for fiscal 2006 decreased $3.0 million, or 45 basis points, from the prior year due primarily to a lower provision for shrink offset partially by an increased provision for the realizability of the value of returned goods.

Selling and Administrative Expense.  Selling and administrative expense increased by $12.8 million, or 5.6%, to $242.8 million, or 27.7% of net sales, in fiscal 2006 from $230.0 million, or 28.3% of net sales, in fiscal 2005. The increase in selling and administrative costs was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $7.1 million due primarily to an increase in store count, but declined 46 basis points as a percentage of net sales as store labor savings, due in part to merchandise delivery efficiencies provided by our new distribution center and higher sales for fiscal 2006, allowed leveraging of this expense.

•	Store-related expense in fiscal 2006 was favorably impacted by our receipt of $0.7 million resulting from the settlement of a class-action lawsuit relating to purchasing card fees.

•	Advertising expense increased by $1.7 million in fiscal 2006 due primarily to increased newspaper advertising costs, but declined 22 basis points as a percentage of net sales.

•	Administrative expense for fiscal 2006 also reflected increased labor-related costs of $2.5 million, or 9 basis points, to support our continuing growth and internal control initiatives, and stock-based compensation expense of $2.2 million, or 25 basis points, due to our implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on January 2, 2006.

•	Legal and audit expense decreased by $1.2 million, or 20 basis points, in fiscal 2006 as a result of higher costs incurred in fiscal 2005 associated with the restatement of our prior period consolidated financial statements.

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

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures, stock repurchases and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to finance anticipated expansion plans and strategic initiatives for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

We ended fiscal 2007 with $9.7 million of cash and cash equivalents compared with $5.1 million in fiscal 2006. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2007	2006	2005
	(Dollars in thousands)

Total cash provided by (used in):
Operating activities	$24,664	$44,204	$32,196
Investing activities	(20,769)	(17,986)	(34,648)
Financing activities	701	(27,127)	1,760

Increase (decrease) in cash and cash equivalents	$4,596	$(909)	$(692)

The seasonality of our business historically provides greater cash flow from operations during the holiday and winter selling season, with fourth quarter sales traditionally generating the strongest profits of our fiscal year. Typically, we use operating cash flow and borrowings under our revolving credit facility to fund inventory increases in anticipation of the holidays and our inventory levels are at their highest in the months leading up to Christmas. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Our cash flow for fiscal 2007 was below fiscal 2006 which contributed to higher long-term debt levels year over year. For fiscal 2007 we purchased larger quantities of inventory earlier in the year to insure adequate product availability for the holiday and winter selling season. Accounts payable attributable to such inventory purchases were paid by fiscal 2007 year-end resulting in substantially lower accounts payable leverage compared to the prior year. The higher inventory levels and timing of purchases combined with lower than anticipated sales in the fourth quarter of fiscal 2007 resulted in reduced operating cash flow for the year. Also contributing to the higher debt levels for fiscal 2007 were amounts paid to repurchase our stock and higher capital expenditures.

Operating Activities.  Net cash provided by operating activities for fiscal 2007, fiscal 2006 and fiscal 2005 was $24.7 million, $44.2 million and $32.2 million, respectively. The decrease in cash provided by operating activities for fiscal 2007 compared to fiscal 2006 primarily reflects lower net income in fiscal 2007 and increased funding for working capital versus the prior year. Working capital, the excess of current assets over current liabilities, was $130.0 million at the end of fiscal 2007, up from $101.5 million at the end of fiscal 2006. The increase in working capital is primarily due to higher levels of merchandise inventories at the end of the year associated with lower than anticipated sales for the fourth quarter of fiscal 2007. This cash flow effect of purchasing more merchandise inventory and paying for the inventory earlier in the year, thereby reducing accounts payable, was partially offset by a reduction in prepaid expense due primarily to the timing of rent payments.

Investing Activities.  Net cash used in investing activities for fiscal 2007, fiscal 2006 and fiscal 2005 was $20.8 million, $18.0 million and $34.6 million, respectively. Capital expenditures, excluding non-cash acquisitions, for fiscal 2007, fiscal 2006 and fiscal 2005 were $20.8 million, $18.2 million and $34.7 million, respectively. Capital spending primarily reflects new store openings, store-related remodeling, distribution center costs and computer hardware and software purchases. Capital expenditures by category as a percentage of total capital expenditures for each of the last three fiscal years are as follows:

	Fiscal Year
	2007	2006	2005

New stores	55.1%	53.8%	28.9%
Store-related remodels	11.4%	11.3%	10.1%
Distribution center	12.3%	28.7%	50.9%
Computer hardware, software and other	21.2%	6.2%	10.1%

Total	100.0%	100.0%	100.0%

For fiscal 2007 and 2006, capital expenditures were primarily for opening new stores including 20 new stores, net of closures and relocations, in fiscal 2007 and 19 new stores in fiscal 2006. Capital expenditures in fiscal 2007 also included amounts related to the implementation of computer system improvements to support our infrastructure. Higher capital expenditures in fiscal 2005 included amounts related to opening our new distribution center. Capital expenditures for new stores were lower in fiscal 2005, reflecting the opening of 15 new stores, net of closures and relocations.

Financing Activities.  Net cash provided by financing activities for fiscal 2007 was $0.7 million, net cash used in financing activities for fiscal 2006 was $27.1 million and net cash provided by financing activities for fiscal 2005 was $1.8 million. For fiscal 2007, cash provided by borrowings under our revolving credit facility was used primarily to repurchase stock and pay dividends. For fiscal 2006, cash was used to pay down borrowings under our revolving credit facility, prepay our outstanding term loan and pay dividends. For fiscal 2005, borrowings under our revolving credit facility increased to fund capital expenditures for our new distribution center, pay down our term loan and pay dividends.

As of December 30, 2007, we had revolving credit borrowings of $103.4 million and letter of credit commitments of $0.4 million outstanding under our financing agreement. These balances compare to borrowings of $77.1 million and letter of credit commitments of $0.2 million outstanding under our financing agreement as of December 31, 2006. We prepaid $5.0 million of our term loan in the second quarter of fiscal 2006 and we prepaid the remaining $8.3 million of our term loan in the fourth quarter of fiscal 2006.

Our revolving credit facility balances have historically increased from the end of the first quarter to the end of the second quarter and from the end of the third quarter to the week of Thanksgiving. The historical increases in our revolving credit facility balances reflect the build-up in inventory in anticipation of our summer and winter selling seasons. Revolving credit facility balances typically fall from the week of Thanksgiving to the end of the fourth quarter, reflecting inventory sales during the holiday and winter selling season. However, in the fourth quarter of fiscal 2007, debt levels did not decrease as much as expected due to lower than anticipated sales levels.

Quarterly dividend payments of $0.07 per share were paid during fiscal 2005 and the first quarter of fiscal 2006. Beginning in the second quarter of fiscal 2006, our Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid in the remainder of fiscal 2006 and during fiscal 2007. In the first quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on March 14, 2008 to stockholders of record as of February 29, 2008.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and optimizing our capital structure.

During the second quarter of fiscal 2006, our Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of our common stock. Under this program, we repurchased 673,680 and 64,310 shares of our common stock for $13.7 million and $1.3 million during fiscal 2007 and fiscal 2006, respectively, at which time the program was completed.

During the fourth quarter of fiscal 2007, our Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations. Under this program, we repurchased 30,096 shares of our common stock for $0.5 million in fiscal 2007.

Future Capital Requirements.  We had cash on hand of $9.7 million at December 30, 2007. We expect capital expenditures for fiscal 2008, excluding non-cash acquisitions, to range from approximately $23.0 million to $24.0 million, primarily to fund the opening of approximately 20 new stores, net of closures and relocations, store-related remodeling, distribution center equipment, corporate office and distribution center improvements and computer hardware and software purchases. As of February 29, 2008, a total of $18.3 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements and the market price of our stock. In the first quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on March 14, 2008 to stockholders of record as of February 29, 2008.

We believe we will be able to fund our future cash requirements from cash on hand, operating cash flows and borrowings from our revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures, satisfy our payments under debt obligations, repurchase our stock and pay quarterly dividends for at least the next twelve months. However, our ability to satisfy such cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Item 1A, “Risk Factors” included in this Annual Report on Form 10-K.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, discontinue repurchasing our stock, suspend dividend payments or delay or forego expansion opportunities. We might not be able to effect successful alternative strategies on satisfactory terms, if at all.

Contractual Obligations and Other Commitments.  Our material off-balance sheet arrangements are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our future obligations and commitments as of December 30, 2007, include the following:

	Payments Due by Period
		Less Than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Capital lease obligations	$4,410	$1,845	$1,913	$431	$221
Lease commitments:
Operating lease commitments	312,108	53,159	91,902	67,272	99,775
Other occupancy costs	67,505	11,205	19,751	14,805	21,744
Other liabilities	2,911	350	700	700	1,161
Revolving credit facility	103,369	—	—	103,369	—
Letters of credit	420	420	—	—	—

Total	$490,723	$66,979	$114,266	$186,577	$122,901

Periodic interest payments on the revolving credit facility are not included in the table above because interest expense is based on a variable index, either LIBOR or the JP Morgan Chase Bank prime lending rate, and the balance of the revolving credit facility fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of fiscal 2007 year-end, our projected interest payments in fiscal 2008 or any fiscal year would be approximately $6.4 million.

Capital lease obligations consist principally of leases for our distribution center delivery trailers and management information systems hardware. Payments for these lease obligations are provided for by cash flows generated from operations or through borrowings from our revolving credit facility. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire. Other occupancy costs include property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of an employment agreement obligation for Robert W. Miller, co-founder of the Company, and an asset retirement obligation related to the removal of leasehold improvements from our stores upon termination of our store leases. Letters of credit are related primarily to importing merchandise and funding insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Financing Agreement.  On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million, consisting of a non-amortizing $161.7 million revolving credit facility and an amortizing term loan balance of $13.3 million. The amortizing term loan balance was prepaid in full during 2006, and the revolving credit facility commitment increased $13.3 million from $161.7 million to $175.0 million.

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

The following table provides information about borrowings under our financing agreement as of and for the periods indicated:

	Fiscal Year
	2007	2006
	(Dollars in thousands)

Fiscal year-end balance	$103,369	$77,086
Average interest rate	6.65%	6.74%
Maximum outstanding during the year	$142,071	$129,611
Average outstanding during the year	$93,420	$103,997

Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if no default or event of default exists and a default is not expected to result from the payment of the dividend and certain other criteria are met, which may include the maintenance of certain financial ratios. We are currently in compliance with all covenants under our financing agreement. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, our debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Those consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Valuation of Merchandise Inventories

Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory and allocated overhead costs associated with our distribution center. Management regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and we record a reserve to reduce the carrying value to its market price, as necessary. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. However, these reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. We are not aware of any events or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Estimates by store and in the aggregate are impacted by internal and external factors and can vary from actual results.

As of December 30, 2007 and December 31, 2006, our inventory valuation reserves represent less than 2% of our merchandise inventory.

Vendor Allowances

We receive allowances for cooperative advertising and volume purchase rebates earned through programs with certain vendors. We establish a receivable for these allowances which are earned but not yet received. Amounts relating to the purchase of merchandise are treated as a reduction of inventory and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction in selling and administrative expense. We perform detailed analyses to determine the appropriate amount of vendor allowances to be applied as a reduction of merchandise cost and selling and administrative expense.

Valuation of Long-Lived Assets and Goodwill

We review our long-lived assets and goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level for which there are identifiable cash flows, usually at the store level. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During fiscal years 2007, 2006 and 2005, our evaluation resulted in long-lived asset impairment charges which were not material.

Goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit for the purpose of impairment testing is based upon our market capitalization, taking into consideration the current market price of our stock, and the carrying amount of the reporting unit is based upon our net assets. During fiscal years 2007, 2006 and 2005, our evaluation concluded that goodwill was not impaired.

Stock-Based Compensation Plan

Beginning in fiscal 2006, we account for stock-based compensation in accordance with fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. We use the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under our equity and stock incentive performance plan which requires the input of assumptions. These fair value assumptions include estimating the future volatility of our stock price, expected dividend yield, risk-free interest rate, the market price of our stock and the expected term in which employees will retain their vested stock options before exercising them. Additionally, we estimate forfeiture rates based upon historical employee turnover patterns to determine our estimates of compensation expense. Changes in these assumptions can affect the fair value estimate of the options and consequently the related compensation expense recognized in the consolidated statements of operations.

Self-Insurance Reserves

We maintain self-insurance programs for our workers’ compensation liability risks. We are self-insured up to specified per-occurrence limits and maintain insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results and typically generate higher operating income in the fourth quarter, which includes the holiday selling season as well as the winter sports selling season. As a result, we incur significant additional expense in the fourth quarter due to normally higher purchase volumes and increased staffing. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our net sales can decline, resulting in excess inventory, which can harm our financial performance. Because a larger portion of our operating income is typically derived from our fourth quarter net sales, a shortfall in expected fourth quarter net sales can negatively impact our annual operating results. Our net sales for the fourth quarter of fiscal 2007 were lower than expected which contributed to lower operating income compared to the same period last year and higher inventory levels.

We do not believe that inflation had a material impact on our operating results for the three preceding fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future. In fiscal 2008 we are experiencing increasing inflation in the purchase cost of certain products. If we are unable to adjust our selling prices then our product selling margins will decline, which could adversely impact our operating results.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, the FASB also issued Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123(R), we elected to use, and are currently using, the simplified method to estimate our expected term. We are evaluating whether or not to continue to use the simplified method, which will depend upon whether or not sufficient exercise history exists upon which to base an estimate, in addition to how easily peer group information may be obtained. The issuance of SAB 110 did not impact our consolidated financial statements for fiscal 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination would recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures any goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) retains certain fundamental requirements of SFAS No. 141, but also clarifies the definition of an acquirer in a business combination, and expands its scope to apply to all transactions and events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the issuance of SFAS No. 141(R) will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which establishes accounting and reporting for noncontrolling interests, referred to in current GAAP as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, noncontrolling interests shall be reported as equity in the consolidated financial statements. On the statement of operations, SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, thereby eliminating diversity in practice and providing transparency in disclosure. SFAS No. 160 also simplifies accounting standards by establishing a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; and requires that, when a subsidiary is deconsolidated, a parent will recognize gain or loss in net income. SFAS No. 160 further requires expanded disclosures surrounding the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect that the issuance of SFAS No. 160 will have an impact on our consolidated financial statements.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, “Risk Factors” in this report and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our financing agreement are based on variable rates. If the LIBOR rate were to increase 1.0% in fiscal 2008 as compared to the rate at December 30, 2007, our interest expense for fiscal 2008 would increase $1.0 million based on the outstanding balance of our borrowings under our financing agreement at December 30, 2007. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the supplementary financial information required by this Item and included in this Annual Report on Form 10-K are listed in the Index to consolidated financial statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2007. Based on such evaluation, our CEO and CFO have concluded that, as of December 30, 2007, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on at timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007, based upon the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 30, 2007, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California:

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (“the Company”) as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2007 of the Company and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 10, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2) Financial Statement Schedule.

See Index to Consolidated Financial Statements on page F-1 hereof.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen of Common Stock Certificate.(2)
10.1	2002 Stock Incentive Plan.(3)
10.2	1997 Management Equity Plan.(4)
10.3	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(3)
10.4	Form of Amended and Restated Employment Agreement between Steven G. Miller and Big 5 Sporting Goods Corporation.(3)
10.5	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(1)
10.6	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(1)
10.7	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/Business Credit, Inc.(1)
10.8	Guaranty dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/Business Credit, Inc.(1)
10.9	Form of Indemnification Agreement.(1)
10.10	Form of Indemnification Letter Agreement.(2)
10.11	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor of The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein).(5)
10.12	Second Amended and Restated Financing Agreement, dated as of December 15, 2004, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(6)
10.13	Modification and Reaffirmation of Guaranty dated as of December 15, 2004 by and between Big 5 Sporting Goods Corporation, a Delaware corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(6)
10.14	Reaffirmation of Co-Obligor Agreement dated as of December 15, 2004, by and among Big 5 Corp., a Delaware corporation and Big 5 Services Corp., a Virginia corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(6)
10.15	First Amendment to Second Amended and Restated Financing Agreement, dated as of May 24, 2006, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(7)
10.16	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(8)
10.17	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan.(9)
10.18	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan.(9)
10.19	Summary of Director Compensation.(10)
10.20	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp.(11)

10.21	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp.(12)
10.22	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan.(13)
10.23	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan.(13)
10.24	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan.(14)
10.25	Second Amendment to Second Amended and Restated Financing Agreement, dated as of August 24, 2007, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(14)
10.26	Third Amendment to Second Amended and Restated Financing Agreement, dated as of February 8, 2008, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(14)
14.1	Code of Business Conduct and Ethics.(5)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(9)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.(14)
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(14)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(14)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(14)
32.1	Section 1350 Certification of Chief Executive Officer.(14)
32.2	Section 1350 Certification of Chief Financial Officer.(14)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(5)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 21, 2004.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on May 31, 2006.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.

(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 9, 2007.

(11)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.

(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 10, 2008

By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 10, 2008

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	March 10, 2008

/s/ G. Michael Brown G. Michael Brown	Director of the Company	March 10, 2008

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	March 10, 2008

/s/ David R. Jessick David R. Jessick	Director of the Company	March 10, 2008

/s/ Michael D. Miller Michael D. Miller	Director of the Company	March 10, 2008

BIG 5 SPORTING GOODS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets at December 30, 2007 and December 31, 2006	F-4
Consolidated Statements of Operations for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	F-5
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	F-7
Notes to Consolidated Financial Statements	F-8

Consolidated Financial Statement Schedule:	Schedule

Valuation and Qualifying Accounts as of December 30, 2007, December 31, 2006 and January 1, 2006	II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California:

We have audited the accompanying consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 30, 2007. Our audit also included the financial statement schedule as of and for the year ended December 30, 2007 listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 30, 2007, and the results of their operations and their cash flows for the year ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:

We have audited the accompanying consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 13 to the consolidated financial statements, effective January 2, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Los Angeles, California
March 9, 2007

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$9,741	$5,145
Accounts receivable, net of allowances of $405 and $314, respectively	14,927	13,146
Merchandise inventories, net	252,634	228,692
Prepaid expenses	7,069	9,857
Deferred income taxes	10,070	9,345

Total current assets	294,441	266,185

Property and equipment, net	93,244	88,159
Deferred income taxes	10,761	7,795
Other assets, net of accumulated amortization of $241 and $590, respectively	1,044	1,107
Goodwill	4,433	4,433

Total assets	$403,923	$367,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,310	$96,128
Accrued expenses	67,525	66,513
Current portion of capital lease obligations	1,649	1,995

Total current liabilities	164,484	164,636

Deferred rent, less current portion	22,075	19,735
Capital lease obligations, less current portion	2,279	2,992
Long-term debt	103,369	77,086
Other long-term liabilities	2,561	2,770

Total liabilities	294,768	267,219

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,894,987 and 22,848,887 shares, respectively; outstanding 22,012,691 and 22,670,367 shares, respectively	228	228
Additional paid-in capital	90,851	87,956
Retained earnings	34,137	14,126
Less: Treasury stock, at cost; 882,296 and 178,520 shares, respectively	(16,061)	(1,850)

Total stockholders’ equity	109,155	100,460

Total liabilities and stockholders’ equity	$403,923	$367,679

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Net sales	$898,292	$876,805	$813,978
Cost of sales	589,150	575,577	534,155

Gross profit	309,142	301,228	279,823
Selling and administrative expense	256,180	242,769	229,980

Operating income	52,962	58,459	49,843
Other income	—	—	(1,462)
Interest expense	6,614	7,516	5,839

Income before income taxes	46,348	50,943	45,466
Income taxes	18,257	20,108	17,927

Net income	$28,091	$30,835	$27,539

Earnings per share:
Basic	$1.25	$1.36	$1.21

Diluted	$1.25	$1.35	$1.21

Dividends per share	$0.36	$0.34	$0.28

Weighted-average shares of common stock outstanding:
Basic	22,465	22,691	22,680

Diluted	22,559	22,795	22,802

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Retained
			Additional	Earnings	Treasury
	Common Stock		Paid-In	(Accumulated	Stock,
	Shares	Amount	Capital	Deficit)	At Cost	Total

Balance at January 2, 2005	22,677,427	$227	$84,802	$(30,182)	$(571)	$54,276
Net income	—	—	—	27,539	—	27,539
Dividends paid on common stock	—	—	—	(6,349)	—	(6,349)
Exercise of stock options	13,700	—	205	—	—	205

Balance at January 1, 2006	22,691,127	227	85,007	(8,992)	(571)	75,671
Net income	—	—	—	30,835	—	30,835
Dividends paid on common stock	—	—	—	(7,717)	—	(7,717)
Exercise of stock options	43,550	1	481	—	—	482
Share-based compensation	—	—	2,290	—	—	2,290
Tax benefit from exercise of stock options	—	—	178	—	—	178
Purchase of treasury stock	(64,310)	—	—	—	(1,279)	(1,279)

Balance at December 31, 2006	22,670,367	228	87,956	14,126	(1,850)	100,460
Net income	—	—	—	28,091	—	28,091
Dividends paid on common stock	—	—	—	(8,080)	—	(8,080)
Exercise of stock options	46,100	—	503	—	—	503
Share-based compensation	—	—	2,208	—	—	2,208
Tax benefit from exercise of stock options	—	—	184	—	—	184
Purchase of treasury stock	(703,776)	—	—	—	(14,211)	(14,211)

Balance at December 30, 2007	22,012,691	$228	$90,851	$34,137	$(16,061)	$109,155

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Cash flows from operating activities:
Net income	$28,091	$30,835	$27,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,687	17,115	15,526
Share-based compensation	2,208	2,290	—
Tax benefit from exercise of stock options	184	178	56
Excess tax benefits of stock options exercised	(155)	(93)	—
Amortization of deferred finance charges	49	151	381
Deferred income taxes	(3,691)	(2,944)	(1,315)
Gain on disposal of equipment	—	(200)	(32)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,781)	(1,666)	(791)
Merchandise inventories, net	(23,707)	(5,449)	(17,030)
Prepaid expenses and other assets	2,802	(852)	(1,595)
Accounts payable	(47)	2,763	408
Accrued expenses and other long-term liabilities	3,024	2,076	9,049

Net cash provided by operating activities	24,664	44,204	32,196

Cash flows from investing activities:
Purchases of property and equipment	(20,769)	(18,209)	(34,680)
Proceeds from disposal of property and equipment	—	223	32

Net cash used in investing activities	(20,769)	(17,986)	(34,648)

Cash flows from financing activities:
Net principal borrowings (payments) under revolving credit facilities and book overdraft	24,437	(3,581)	16,347
Principal payments under term loan	—	(13,333)	(6,667)
Principal payments under capital lease obligations	(2,103)	(1,792)	(1,776)
Proceeds from exercise of stock options	503	482	205
Excess tax benefits of stock options exercised	155	93	—
Purchases of treasury stock	(14,211)	(1,279)	—
Dividends paid	(8,080)	(7,717)	(6,349)

Net cash provided by (used in) financing activities	701	(27,127)	1,760

Net increase (decrease) in cash and cash equivalents	4,596	(909)	(692)
Cash and cash equivalents at beginning of year	5,145	6,054	6,746

Cash and cash equivalents at end of year	$9,741	$5,145	$6,054

Supplemental disclosures of non-cash investing activities:
Property and equipment acquired under capital leases	$1,066	$347	$3,552

Property and equipment purchases accrued	$3,694	$2,924	$3,077

Supplemental disclosures of cash flow information:
Interest paid	$6,725	$8,478	$5,407

Income taxes paid	$22,439	$25,358	$25,251

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of December 30, 2007 and December 31, 2006 and for the years ended December 30, 2007 (“fiscal 2007”), December 31, 2006 (“fiscal 2006”) and January 1, 2006 (“fiscal 2005”), represent the financial position and results of operations of Big 5 Sporting Goods Corporation (“Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates as one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a full-line product offering, operating 363 stores at December 30, 2007 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado and Oklahoma.

(2)	Basis of Reporting and Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2007, 2006 and 2005 were comprised of 52 weeks.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Segment Reporting

Given the economic characteristics of the Company’s store formats, the similar nature of the products sold, the type of customer and the method of distribution, the Company operates as one reportable segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure About Segments of an Enterprise and Related Information.

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
Merchandise Category	2007	2006	2005
	(In thousands)

Hard goods	$478,384	$463,558	$433,347
Athletic and sport apparel	150,367	149,289	130,693
Athletic and sport footwear	266,278	261,837	246,354
Other sales	3,263	2,121	3,584

Net sales	$898,292	$876,805	$813,978

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

The Company revised its previously reported consolidated balance sheet for fiscal 2006 to reflect an increase of approximately $3.6 million in accounts receivable and accrued expenses. The revision corrects a misclassification made in presenting sales returns allowances. The correction had no effect on the Company’s previously reported consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements. The revision was reported in the Company’s Form 10-Q for the quarter ended April 1, 2007.

The Company revised its previously reported consolidated statements of cash flows for fiscal 2006 and 2005 to reflect an increase of approximately $1.7 million and $5.0 million, respectively, in cash provided by operating activities and cash used in investing activities. The revision corrects a misclassification made in presenting the cash flow statement impact of accrued and unpaid liabilities related to purchases of property and equipment. The correction had no effect on the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity or net cash flows, and is not considered material to any previously reported consolidated financial statements.

The Company reclassified its previously reported consolidated statements of operations to conform to the current year presentation which increased cost of sales and decreased gross profit by $9.7 million and $8.4 million for fiscal 2006 and 2005, respectively, and increased selling and administrative expense by $7.4 million and $7.1 million, for fiscal 2006 and 2005, respectively, from amounts previously reported. Historically, the Company has presented total depreciation and amortization expense separately on the face of its consolidated statement of operations and its corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, the Company changed its classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. This reclassification had no effect on the Company’s previously reported operating or net income, consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements for any of the years presented.

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

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage over the estimated gift card redemption period (20 quarters as of the end of fiscal

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2007). The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenues as defined in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in Income Statement (That Is, Gross versus Net Presentation). Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which have historically accounted for less than 1% of net sales.

Cost of Sales

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

Selling and Administrative Expense

Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and expense associated with operating the Company’s corporate headquarters.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $53.2 million, $48.8 million and $47.0 million for fiscal 2007, 2006 and 2005, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives cooperative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-op advertising allowances amounted to $7.5 million, $7.5 million and $7.5 million for fiscal 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Prior to January 2, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation related to options issued to employees, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Effective January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and therefore has not restated prior period results. Under this transition method, the Company began recognizing compensation expense using the fair-value method for stock options granted which vested during the period. See Note 13 to consolidated financial statements for a further discussion on stock-based compensation.

Pre-opening Costs

Pre-opening costs, which consist primarily of payroll and recruiting costs, training, marketing, rent, travel and supplies, are expensed as incurred.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

Accounts Receivable

Accounts receivable consist primarily of third party purchasing card receivables, amounts due from inventory vendors for returned products or co-op advertising and amounts due from lessors for tenant improvement allowances. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Valuation of Merchandise Inventories

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain allowances, and allocated overhead costs associated with the Company’s distribution center. Management regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Because of its merchandise mix, the Company has not historically experienced significant occurrences of obsolescence. However, these reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of its stores at least once per year and cycle count inventories at its distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date.

Prepaid Expenses

Prepaid expenses include the prepayment of various operating costs such as insurance, rent, property taxes and supplies which are expensed when the operating cost is realized. Prepaid expenses also include the purchase of seasonal fish and game licenses from certain state and federal governmental agencies. The Company has a right to return these licenses if they are unsold. The prepaid expenses associated with seasonal fish and game licenses totaled $3.5 million and $3.2 million for fiscal 2007 and 2006, respectively.

Property and Equipment, Net

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Land	Indefinite
Buildings	20 years
Leasehold improvements	Shorter of 10 years or term of lease
Furniture and equipment	7 - 10 years

Maintenance and repairs are expensed as incurred.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but evaluated for impairment annually or

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

whenever events or changes in circumstances indicate that the value may not be recoverable. The Company performed an annual impairment test as of the end of fiscal years 2007, 2006 and 2005, and determined that goodwill was not impaired.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, as defined in SFAS No. 144. In fiscal 2007, impairment charges of $0.2 million were recognized. No impairment charges were recognized in fiscal 2006 and 2005.

Leases

The Company leases all but one of its store locations. The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.

Certain leases may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with SFAS No. 29, Determining Contingent Rentals, an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.

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

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.5 million and $0.4 million for fiscal 2007 and 2006, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for our workers’ compensation liability risk. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts. Estimated costs under these programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Self-insurance liabilities totaled $7.7 million and $8.0 million in fiscal 2007 and

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2006, respectively, and were recorded as a component of accrued expenses in the accompanying consolidated balance sheets. See Note 5 to consolidated financial statements.

Deferred Rent

Deferred rent represents the difference between rent paid and the amounts expensed for operating leases. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases — an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.

Landlord allowances for tenant improvements are recorded as deferred rent and amortized on a straight-line basis over the lease term as a component of rent expense, in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and, if necessary, a valuation allowance is recorded to reduce net deferred tax assets to the amount more likely than not to be realized.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 30, 2007, the Company had no accrued interest or penalties.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company operates traditional sporting goods retail stores located principally in the western United States. It is subject to regional risks such as the local economies, weather conditions and natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur that

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

affect the retail industry, there could be a significant adverse effect on management’s estimates and an adverse impact on the Company’s financial performance.

The Company purchases sporting goods from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 34.7% of total purchases as of December 30, 2007. One vendor represented greater than 5% of total purchases, at 5.3%, in fiscal 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In December 2007, the FASB also issued Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Upon the Company’s adoption of SFAS No. 123(R), the Company elected to use, and is currently using, the simplified method to estimate the Company’s expected term. The Company is evaluating whether or not to continue to use the simplified method, which will depend upon whether or not sufficient exercise history exists upon which to base an estimate, in addition to how easily peer group information may be obtained. The issuance of SAB 110 did not impact the Company’s consolidated financial statements for fiscal 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination would recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures any goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) retains certain fundamental requirements of SFAS No. 141, but also clarifies the definition of an acquirer in a business combination, and expands its scope to apply to all transactions and events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the issuance of SFAS No. 141(R) will have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which establishes accounting and reporting for noncontrolling interests, referred to in current GAAP as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Under SFAS No. 160, noncontrolling interests shall be reported as equity in the consolidated financial statements. On the income statement, SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, thereby eliminating diversity in practice and providing transparency in disclosure. SFAS No. 160 also simplifies accounting standards by establishing a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; and requires that, when a subsidiary is deconsolidated, a parent will recognize gain or loss in net income. SFAS No. 160 further requires expanded disclosures surrounding the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the issuance of SFAS No. 160 will have an impact on the Company’s consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3)	Property and Equipment, Net

Property and equipment, net consist of the following:

	December 30,	December 31,
	2007	2006
	(In thousands)

Land	$186	$186
Building	434	434
Leasehold improvements	85,534	73,464
Furniture and equipment	115,180	104,891

	201,334	178,975
Accumulated depreciation and amortization	(108,768)	(92,236)

	92,566	86,739
Equipment not placed into service	678	1,420

Property and equipment, net	$93,244	$88,159

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $10.3 million, $9.9 million and $8.2 million for the fiscal years 2007, 2006 and 2005, respectively. Amortization expense for leasehold improvements was $7.4 million, $6.5 million and $5.2 million for the fiscal years 2007, 2006 and 2005, respectively. The gross cost of equipment under capital leases, included above, was $9.9 million and $9.0 million as of December 30, 2007 and December 31, 2006, respectively. The accumulated amortization related to these capital leases was $6.1 million and $4.2 million as of December 30, 2007 and December 31, 2006, respectively.

(4)	Fair Values of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.

(5)	Accrued Expenses

Accrued expenses consist of the following:

	December 30,	December 31,
	2007	2006
	(In thousands)

Payroll and related expense	$19,968	$18,150
Self-insurance	7,689	8,047
Advertising	7,963	5,504
Sales tax	9,514	10,836
Gift cards and certificates	6,027	6,510
Occupancy costs	6,785	5,912
Other	9,579	11,554

Accrued expenses	$67,525	$66,513

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6)	Lease Commitments

The Company currently leases stores, distribution and headquarters facilities under non-cancelable operating leases that expire through the year 2022. These leases generally contain renewal options for periods ranging from 3 to 10 years and require the Company to pay all executory costs such as maintenance and insurance.

Certain of the Company’s leases provide for the payment of contingent rent based on a percentage of sales.

Rental expense for operating leases consisted of the following:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands)

Rental expense	$47,781	$45,100	$42,247
Contingent rentals	1,385	1,559	1,646

Total rental expense	$49,166	$46,659	$43,893

Rental expense includes sublease rental income of $0.1 million, $0.1 million and $0.2 million for fiscal 2007, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of December 30, 2007 are as follows:

	Capital	Operating
Year ending:	Leases	Leases	Total
	(In thousands)

2008	$1,845	$53,159	$55,004
2009	1,226	48,826	50,052
2010	687	43,076	43,763
2011	264	36,083	36,347
2012	167	31,189	31,356
Thereafter	221	99,775	99,996

Total minimum lease payments	4,410	$312,108	$316,518

Imputed interest	(482)

Present value of minimum lease payments	$3,928

(7)	Long-Term Debt

As of December 30, 2007, the Company had revolving credit borrowings of $103.4 million compared to $77.1 million as of December 31, 2006. Additionally, as of December 30, 2007, the Company had short-term letter of credit commitments outstanding of $0.4 million compared to $0.2 million as of December 31, 2006. The Company’s letter of credit commitments were off-balance sheet arrangements and were excluded from the balance sheet in accordance with GAAP.

On December 15, 2004, the Company entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, the Company amended the financing agreement to, among other things, increase the line of credit to $175.0 million, consisting of a non-amortizing $161.7 million revolving credit facility and an amortizing term loan balance of $13.3 million. The amortizing term loan balance was prepaid in full during fiscal 2006, and the revolving credit facility commitment increased $13.3 million from $161.7 million to $175.0 million.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. The Company may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if terminated prior to March 20, 2011, the Company must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.

Under the revolving credit facility, the Company’s maximum eligible borrowing capacity is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of December 30, 2007 and December 31, 2006, the Company’s total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $71.2 million and $72.1 million, respectively. The revolving credit facility bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate.

At December 30, 2007 and December 31, 2006, the one-month LIBOR rate was 4.6% and 5.3%, respectively, and the JP Morgan Chase Bank prime lending rate was 7.25% and 8.25%, respectively. On December 30, 2007 and December 31, 2006, the Company had borrowings outstanding bearing interest at both LIBOR and the JP Morgan Chase Bank prime lending rates as follows:

	December 30,	December 31,
	2007	2006
	(In thousands)

LIBOR rate	$97,000	$75,000
JP Morgan Chase Bank prime lending rate	6,369	2,086

Total borrowings	$103,369	$77,086

The financing agreement is secured by a first priority security interest in substantially all of the Company’s assets. The financing agreement contains various financial and other covenants, including covenants that require the Company to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict its ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that it may incur. The Company’s financing agreement also restricts its ability to engage in mergers or acquisitions, sell assets, repurchase stock or pay dividends. The Company may repurchase stock or declare a dividend only if no default or event of default exists and a default is not expected to result from the payment of the dividend and certain other criteria are met, which may include the maintenance of certain financial ratios. The Company is currently in compliance with all covenants under the financing agreement. If the Company fails to make any required payment under its financing agreement or if the Company otherwise defaults under this instrument, the debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that the Company may have outstanding at that time.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(8)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)

2007:
Federal	$18,287	$(3,404)	$14,883
State	3,661	(287)	3,374

	$21,948	$(3,691)	$18,257

2006:
Federal	$19,049	$(2,735)	$16,314
State	4,003	(209)	3,794

	$23,052	$(2,944)	$20,108

2005:
Federal	$16,026	$(1,272)	$14,754
State	3,216	(43)	3,173

	$19,242	$(1,315)	$17,927

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands)

Tax expense at statutory rate	$16,222	$17,831	$15,913
State taxes, net of federal benefit	2,143	2,351	2,111
Other	(108)	(74)	(97)

	$18,257	$20,108	$17,927

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 30,	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Self-insurance liabilities	$3,047	$3,188
Employee benefits	3,926	3,571
State taxes	1,282	1,418
Accrued expenses	12,083	9,617
Tax credits	441	578
Other	968	735

Deferred tax assets	21,747	19,107
Deferred tax liabilities — basis difference in fixed assets	(916)	(1,967)

Net deferred tax assets	$20,831	$17,140

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The Company believes that the statutes of limitations for its consolidated federal income tax returns are open for years after 2003 and state and local income tax returns are open for years after 2002. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority.

At December 30, 2007, the Company had recorded no reserves for unrecognized tax benefits pursuant to FIN 48.

(9)	Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands, except per share data)

Net income	$28,091	$30,835	$27,539

Weighted-average shares of common stock outstanding:
Basic	22,465	22,691	22,680
Dilutive effect of common stock equivalents arising from stock options	94	104	122

Diluted	22,559	22,795	22,802

Basic earnings per share	$1.25	$1.36	$1.21

Diluted earnings per share	$1.25	$1.35	$1.21

The computation of diluted earnings per share for fiscal 2007, 2006 and 2005 does not include 883,105 options, 792,450 options and 52,500 options, respectively, that were outstanding and antidilutive.

In the second quarter of fiscal 2006 and the fourth quarter of fiscal 2007, the Company’s Board of Directors authorized share repurchase programs for the purchase of the Company’s common stock of $15.0 million and $20.0 million, respectively, totaling $35.0 million.

Under these programs, the Company repurchased 703,776 and 64,310 shares of its own common stock for $14.2 million and $1.3 million during fiscal 2007 and fiscal 2006, respectively. Subsequent to fiscal 2007 and through February 29, 2008, the Company has repurchased an additional 90,000 shares of its common stock for

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

$1.2 million; and since the inception of these programs, the Company has repurchased a total 858,086 shares for $16.7 million. As of February 29, 2008, a total of $18.3 million remains available for share repurchases under the share repurchase program.

(10)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company contributed $3.0 million for fiscal 2007, $2.7 million for fiscal 2006 and $2.3 million for fiscal 2005 in employer matching and profit-sharing contributions.

(11)	Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from the law firm of Musick, Peeler & Garrett LLP amounting to $0.8 million, $0.5 million and $0.7 million in fiscal years 2007, 2006 and 2005, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $41,000 and $0.1 million as of December 30, 2007 and December 31, 2006, respectively.

The Company has an employment agreement with Robert W. Miller which provides that he will serve as Chairman Emeritus of the Board of Directors for a term of three years from any given date, such that there will always be a minimum of at least three years remaining under his employment agreement. The employment agreement provides for Robert W. Miller to receive an annual base salary of $350,000. If Robert W. Miller’s employment is terminated by either Robert W. Miller or the Company for any reason, the employment agreement provides that the Company will pay Robert W. Miller his annual base salary and provide specified benefits for the remainder of his life. The employment agreement also provides that in the event Robert W. Miller is survived by his wife, the Company will pay his wife his annual base salary and provide her specified benefits for the remainder of her life. Robert W. Miller is the co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company.

The Company recognized expense of $0.1 million, $0.2 million and $0.1 million in fiscal 2007, 2006 and 2005, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $2.4 million and $2.3 million as of December 30, 2007 and December 31, 2006, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities. The actuarial assumptions used included a discount rate of 5.50% and a mortality table as of December 30, 2007.

(12)	Contingencies

On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. This complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide their zip codes. The plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiff seeks, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs. The Company believes that the complaint is without merit and intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code. This complaint was brought as a purported class action on behalf of the Company’s California store managers. The plaintiff alleged, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. In the fourth quarter ended December 30, 2007, the Company and the plaintiff reached a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of non-material amounts to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Subsequent to the end of the fourth quarter ended December 30, 2007, the court approved the parties’ settlement agreement and all claims were dismissed.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	Stock-Based Compensation Plans

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and cancelled its 1997 Management Equity Plan and 2002 Stock Incentive Plan (the “Prior Plans”). The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company, plus any shares subject to awards granted under the Prior Plans which are forfeited, expire or are cancelled after April 24, 2007 (the effective date of the 2007 Plan). This amount represents the amount of shares that remained available for grant under the Prior Plans as of April 24, 2007. Awards under the 2007 Plan may consist of options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, other stock unit awards, performance awards, or dividend equivalents. Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than options or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit as 2.5 shares for every one share granted. The aggregate number of shares available under the Plan and the number of shares subject to outstanding options will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Upon the grant of restricted stock or the exercise of granted options, shares are expected to be issued from new shares which are expected to be registered for the 2007 Plan. At December 30, 2007, 2,400,600 shares remained available for future grant and 27,000 share options remained outstanding under the 2007 Plan.

1997 Management Equity Plan and 2002 Stock Incentive Plan

The 1997 Management Equity Plan (“1997 Plan”) provides for the sale of shares or granting of incentive stock options or non-qualified stock options to officers, directors and selected key employees of the Company to purchase shares of the Company’s common stock. At December 30, 2007, all shares granted under the 1997 Plan were fully vested, and the 1997 Plan was terminated in connection with the approval of the 2007 Plan as described above. At December 30, 2007, no shares remained subject to outstanding options under the 1997 Plan and no shares of restricted stock remained subject to vesting.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors and specified consultants. Options granted under the 2002 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted options, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan as described above. Consequently, at December 30, 2007, no shares remained available for future grant and 1,100,550 share options remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of any reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

Prior to January 2, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation related to options issued to employees, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Effective January 2, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, in accordance with the modified-prospective-transition method and therefore has not restated prior period results. Under this transition method, the Company began recognizing compensation expense, net of estimated forfeitures, using the fair-value method on a straight-line basis over the requisite service period for stock options granted which vested during the period. The estimated forfeiture rate considers historical turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2007 and 2006 was $2.2 million and $2.3 million, respectively, and reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million and $0.1 million in fiscal 2007 and 2006, respectively, and compensation expense recognized in selling and administrative expense was $2.1 million and $2.2 million in fiscal 2007 and 2006, respectively. The recognized tax benefit related to the compensation expense for fiscal 2007 and 2006 was $0.9 million and $0.9 million, respectively. Net income for fiscal 2007 and 2006 was reduced by $1.3 million and $1.4 million, respectively, or $0.06 and $0.06 per basic and diluted share, respectively.

The pro-forma effect on net income and earnings per share for fiscal 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation would reflect a reduction in net income of $0.9 million to $26.6 million from $27.5 million, as reported, and a reduction in earnings per share of $0.04 per basic and diluted share to $1.17 per share from $1.21 per share, as reported.

The fair value of each option on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
			(Pro-forma)

Risk-free interest rate	4.6%	4.7%	3.0%
Expected term	6.25 years	6.25 years	4.1 years
Expected volatility	43.0%	52.0%	59.5%
Expected dividend yield	1.42%	1.97%	0.1%

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and using the simplified method pursuant to SAB No. 107, Share-Based Payment; the expected volatility is based upon historical volatilities of the Company’s common stock and for fiscal 2006 an index of a peer group because the Company’s historical period to measure volatility was not long enough to cover the expected terms of the options; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.

The weighted-average grant-date fair value of stock options granted for fiscal 2007, 2006 and 2005 was $10.87 per share, $8.98 per share and $11.44 per share, respectively.

A summary of the status of the Company’s stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
Options	Shares	Price	(In Years)	Value
				(In thousands)

Outstanding at December 31, 2006	1,143,400	$19.03
Granted	70,200	25.42
Exercised	(46,100)	10.95
Forfeited or Expired	(39,950)	19.77

Outstanding at December 30, 2007	1,127,550	$19.73	7.1	$746

Exercisable at December 30, 2007	602,600	$18.54	6.2	$746

Vested and Expected to Vest at December 30, 2007	1,082,555	$19.68	7.0	$746

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $14.25 as of December 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of stock options exercised for fiscal 2007, 2006 and 2005 was approximately $0.6 million, $0.5 million and $0.2 million, respectively.

As of December 30, 2007, there was $3.5 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The total cash received from employees as a result of employee stock option exercises for fiscal 2007, 2006 and 2005 was approximately $0.5 million, $0.5 million and $0.2 million, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2007, 2006 and 2005 totaled $0.2 million, $0.2 million and $0.1 million, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14)	Selected Quarterly Financial Data (unaudited)

Fiscal 2007

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$217,007	$217,846	$231,308	$232,131
Gross profit	$75,755	$74,761	$79,407	$79,219
Net income	$7,587	$5,943	$8,379	$6,182
Net income per share (basic)	$0.33	$0.26	$0.37	$0.28
Net income per share (diluted)	$0.33	$0.26	$0.37	$0.28

Fiscal 2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$207,181	$211,806	$223,276	$234,542
Gross profit	$70,803	$74,554	$75,477	$80,394
Net income	$5,943	$7,431	$7,825	$9,636
Net income per share (basic)	$0.26	$0.33	$0.34	$0.43
Net income per share (diluted)	$0.26	$0.33	$0.34	$0.42

As previously discussed in Note 2 to the consolidated financial statements, in the fourth quarter of fiscal 2007, the Company changed its statement of operations presentation of depreciation and amortization expense and corporate headquarters’ occupancy costs. The Company reclassified its prior quarter consolidated statements of operations to conform to this presentation which decreased gross profit by $2.3 million, $2.3 million and $2.6 million chronologically for the first three quarters of fiscal 2007, respectively, and $2.6 million, $2.2 million, $2.2 million and $2.7 million chronologically for the four quarters of fiscal 2006, respectively, from amounts previously reported. This reclassification had no impact on net income for any of the quarters presented.

(15)	Subsequent Event

In the first quarter of fiscal 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on March 14, 2008 to stockholders of record as of February 29, 2008.

BIG 5 SPORTING GOODS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Period	Expenses	Deductions		Period

December 30, 2007
Allowance for doubtful receivables	$314	$181	$(90)		$405
Allowance for sales returns	3,247	(44)	(1,707	)(1)	1,496
Inventory valuation allowance	2,385	5,169	(4,710)		2,844
December 31, 2006
Allowance for doubtful receivables	$234	$195	$(115)		$314
Allowance for sales returns	2,895	1,251	(899)		3,247
Inventory valuation allowance	2,650	5,443	(5,708)		2,385
January 1, 2006
Allowance for doubtful receivables	$258	$136	$(160)		$234
Allowance for sales returns	2,811	1,350	(1,266)		2,895
Inventory valuation allowance	1,398	3,870	(2,618)		2,650

(1)	In fiscal 2007, the Company changed its presentation of the allowance for sales returns to classify the estimated value of merchandise returns as an offset to the estimated sales value of returns. This change reduced the 2007 allowance balance by approximately $1.7 million.

II