Form 10-Q
period 2008-03-30
BIG 5 SPORTING GOODS CORP
filed 2008-05-02
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 21,830,023 shares of common stock, with a par value of $0.01 per share outstanding at April 28, 2008.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 30,	December 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$7,501	$9,741
Accounts receivable, net of allowances of $388 and $405, respectively	10,770	14,927
Merchandise inventories, net	233,184	252,634
Prepaid expenses	6,962	7,069
Deferred income taxes	9,190	10,070

Total current assets	267,607	294,441

Property and equipment, net	90,948	93,244
Deferred income taxes	11,391	10,761
Other assets, net of accumulated amortization of $254 and $241, respectively	1,041	1,044
Goodwill	4,433	4,433

Total assets	$375,420	$403,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,048	$95,310
Accrued expenses	56,519	67,525
Current portion of capital lease obligations	1,472	1,649

Total current liabilities	143,039	164,484

Deferred rent, less current portion	21,631	22,075
Capital lease obligations, less current portion	1,999	2,279
Long-term debt	97,252	103,369
Other long-term liabilities	2,540	2,561

Total liabilities	266,461	294,768

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,992,087 and 22,894,987 shares, respectively; outstanding 21,830,023 and 22,012,691 shares, respectively	229	228
Additional paid-in capital	91,310	90,851
Retained earnings	36,284	34,137
Less: Treasury stock, at cost; 1,162,064 and 882,296 shares, respectively	(18,864)	(16,061)

Total stockholders’ equity	108,959	109,155

Total liabilities and stockholders’ equity	$375,420	$403,923

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended
	March 30,	April 1,
	2008	2007

Net sales	$212,866	$217,007
Cost of sales	141,283	141,252

Gross profit	71,583	75,755
Selling and administrative expense	63,230	61,789

Operating income	8,353	13,966
Interest expense	1,589	1,449

Income before income taxes	6,764	12,517
Income taxes	2,644	4,930

Net income	$4,120	$7,587

Earnings per share:
Basic	$0.19	$0.33

Diluted	$0.19	$0.33

Dividends per share	$0.09	$0.09

Weighted-average shares of common stock outstanding:
Basic	21,886	22,675

Diluted	21,926	22,785

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	13 Weeks Ended
	March 30,	April 1,
	2008	2007

Cash flows from operating activities:
Net income	$4,120	$7,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,857	4,206
Stock-based compensation	471	477
Tax (deficiency) benefit from stock options	(11)	91
Excess tax benefits of stock options exercised	—	(72)
Amortization of deferred finance charges	13	12
Deferred income taxes	250	209
Loss on disposal of equipment	50	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,157	4,279
Merchandise inventories, net	19,450	(4,719)
Prepaid expenses and other assets	107	1,854
Accounts payable	(2,222)	14,925
Accrued expenses and other long-term liabilities	(11,225)	(9,829)

Net cash provided by operating activities	20,017	19,020

Cash flows from investing activities:
Purchases of property and equipment	(4,873)	(4,612)
Proceeds from disposal of property and equipment	30	—

Net cash used in investing activities	(4,843)	(4,612)

Cash flows from financing activities:
Net principal payments under revolving credit facilities and book overdraft	(12,142)	(10,418)
Principal payments under capital lease obligations	(496)	(519)
Proceeds from exercise of stock options	—	206
Excess tax benefits of stock options exercised	—	72
Purchases of treasury stock	(2,803)	(17)
Dividends paid	(1,973)	(2,041)

Net cash used in financing activities	(17,414)	(12,717)

Net (decrease) increase in cash and cash equivalents	(2,240)	1,691
Cash and cash equivalents at beginning of period	9,741	5,145

Cash and cash equivalents at end of period	$7,501	$6,836

Supplemental disclosures of non-cash investing activities:
Property and equipment acquired under capital leases	$39	$648

Property and equipment purchases accrued	$1,423	$932

Supplemental disclosures of cash flow information:
Interest paid	$1,962	$1,712

Income taxes paid	$1,215	$2,640

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 364 stores in 11 states at March 30, 2008. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2008 is comprised of 52 weeks and ends on December 28, 2008. Fiscal year 2007 was comprised of 52 weeks and ended on December 30, 2007. The fiscal interim periods in fiscal 2008 and fiscal 2007 are comprised of 13 weeks.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

The Company revised its previously reported unaudited condensed consolidated statement of cash flows for the 13 weeks ended April 1, 2007 to reflect an increase of approximately $2.4 million in cash provided by operating activities and cash used in investing activities. The revision corrects a misclassification made in presenting the cash flow statement impact of accrued liabilities related to purchases of property and equipment. The correction had no effect on the Company’s previously reported condensed consolidated balance sheet, condensed consolidated statement of operations or net cash flows, and is not considered material to any previously reported consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company reclassified its previously reported unaudited condensed consolidated statement of operations to conform to the current year presentation which increased cost of sales and decreased gross profit by $2.3 million and increased selling and administrative expense by $1.9 million for the first fiscal quarter of 2007 from amounts previously reported. Historically, the Company has presented total depreciation and amortization expense separately on the face of its unaudited condensed consolidated statement of operations and its corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, as presented in the Annual Report on Form 10-K for the year ended December 30, 2007, the Company retrospectively changed its classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the unaudited condensed consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. This reclassification had no effect on the Company’s previously reported operating or net income, condensed consolidated balance sheet and condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience. Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2008). The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenues as defined in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which have historically accounted for less than 1% of net sales.

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

Certain leases may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 29, Determining Contingent Rentals, an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect this fair value option; consequently, the adoption of SFAS No. 159 did not have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Company’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term. Effective December 31, 2007, the Company discontinued use of the simplified method when it determined that sufficient data was available to develop an estimate of the expected term based upon historical participant behavior. This transition resulted in a decrease in the expected term from 6.25 years for fiscal 2007 to 6.18 years for fiscal 2008 and did not have a material impact on the valuation of the Company’s share-based compensation expense.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3)	Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.

The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s consolidated financial statements.

In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company has deferred application of SFAS No. 157 until December 29, 2008, the beginning of the next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

(4)	Accrued Expenses

Accrued expenses consist of the following:

	March 30,	December 30,
	2008	2007
	(In thousands)

Payroll and related expenses	$17,038	$19,968
Self-insurance	7,844	7,689
Sales tax	6,597	9,514
Occupancy costs	6,120	6,785
Advertising	4,994	7,963
Gift cards and certificates	4,876	6,027
Other	9,050	9,579

Accrued expenses	$56,519	$67,525

(5)	Income Taxes

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The Company believes that the statutes of limitations for its consolidated federal income tax returns are open for years after 2004 and state and local income tax returns are open for years after 2003. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements. At March 30, 2008 and December 30, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At March 30, 2008 and December 30, 2007, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6)	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.

In the first quarter of fiscal 2008, the Company granted 301,000 stock options and 97,100 restricted (“nonvested”) stock awards to certain employees under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”). Under the Plan, options and nonvested stock awards granted generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the options is equal to the market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value per option for stock options granted in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 was $2.87 and $10.89, respectively. The grant-date fair value per share of the Company’s nonvested stock awards granted in the first quarter of fiscal 2008 was $7.91. The Company recognized approximately $0.5 million in stock-based compensation expense in both the first quarter of fiscal 2008 and the first quarter of fiscal 2007.

Options

The fair value of each option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	March 30,	April 1,
	2008	2007

Risk-free interest rate	2.8%	4.9%
Expected term	6.18 years	6.25 years
Expected volatility	45.9%	43%
Expected dividend yield	4.00%	1.43%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior for fiscal 2008 and the simplified method pursuant to SAB 107 for fiscal 2007; the expected volatility is based upon historical volatilities of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.

As of March 30, 2008, there was $3.8 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Nonvested Stock Awards

The following table illustrates the Company’s nonvested stock awards activity for the first quarter of fiscal 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at December 30, 2007	—	—
Granted	97,100	$7.91
Vested	—	—
Forfeited	—	—

Balance at March 30, 2008	97,100	$7.91

The weighted-average grant-date fair value of nonvested stock awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above.

As of March 30, 2008, there was $0.7 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 4.0 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(7)	Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options and nonvested stock awards.

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended
	March 30,	April 1,
	2008	2007
	(In thousands, except per share amounts)

Net income	$4,120	$7,587

Weighted-average shares of common stock outstanding:
Basic	21,886	22,675
Dilutive effect of common stock equivalents arising from stock options and nonvested stock awards	40	110

Diluted	21,926	22,785

Basic earnings per share	$0.19	$0.33

Diluted earnings per share	$0.19	$0.33

The computation of diluted earnings per share for the first quarters of fiscal 2008 and fiscal 2007 does not include options of 1,036,148 and 858,300, respectively, that were outstanding and antidilutive.

The Company repurchased 279,768 shares of its common stock for $2.8 million during the first quarter of fiscal 2008 and repurchased 700 shares of its common stock for $17,000 during the first quarter of fiscal 2007. Since the inception of its initial share repurchase program in May 2006, the Company has repurchased a total of 1,047,854 shares for $18.3 million. As of March 30, 2008, a total of $16.7 million remained available for share repurchases under the Company’s current share repurchase program.

(8)	Commitments and Contingencies

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

On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code. This complaint was brought as a purported class action on behalf of the Company’s California store managers. The plaintiff alleged, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. In the fourth quarter ended December 30, 2007, the Company and the plaintiff reached a

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of non-material amounts to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. In the first quarter of fiscal 2008, the court approved the parties’ settlement agreement and all claims were dismissed.

In February 2008, the Company entered into a lease for a parcel of land with an existing building adjacent to its corporate headquarters location. The lease term commences in 2009 and the primary term expires on February 28, 2019, which may be renewed for six successive periods of five years each. In accordance with terms of the lease agreement, the Company is committed to the construction of a new retail building on the premises before the primary term expires in 2019, regardless of whether or not any renewal options are exercised.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(9)	Subsequent Event

In the second quarter of fiscal 2008 the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on June 13, 2008 to stockholders of record as of May 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of March 30, 2008 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 30, 2008 and April 1, 2007. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
May 2, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2007, contained in our Annual Report on Form 10-K.

Overview

We are a leading sporting goods retailer in the western United States, operating 364 stores in 11 states under the name “Big 5 Sporting Goods” at March 30, 2008. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

Executive Summary

•	Net income for the first quarter of fiscal 2008 declined 45.7% to $4.1 million, or $0.19 per diluted share, compared to $7.6 million, or $0.33 per diluted share, for the first quarter of fiscal 2007. The decline was driven primarily by lower sales levels, including a reduction in same store sales of 5.1%. The reduced net income also reflects the impact of lower product selling margins and higher selling and administrative expense as a percentage of net sales.

•	Net sales for the first quarter of fiscal 2008 decreased 1.9% to $212.9 million compared to $217.0 million for the first quarter of fiscal 2007. The decrease in net sales was primarily attributable to a decrease of $10.9 million in same store sales and $1.8 million in closed store sales, offset by an increase of $8.2 million in new store sales.

•	Gross profit as a percentage of net sales for the first quarter of fiscal 2008 decreased by approximately 130 basis points to 33.6%, primarily reflecting an 83 basis-point decline in product selling margins and higher store occupancy costs.

•	Selling and administrative expense as a percentage of net sales for the first quarter of fiscal 2008 increased by approximately 130 basis points to 29.7%. The increase was due mainly to lower sales levels combined with higher costs related to opening new stores.

•	Operating income for the first quarter of fiscal 2008 declined 40.2% to $8.4 million, or 3.9% of net sales, compared to $14.0 million, or 6.5% of net sales, for the first quarter of fiscal 2007. The decrease as a percentage of net sales was primarily due to negative expense leverage as a result of soft sales conditions and reduced product selling margins.

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 30, 2008 Compared to 13 Weeks Ended April 1, 2007

The following table sets forth selected items from our unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 30, 2008		April 1, 2007
	(In thousands, except percentages)

Net sales	$212,866	100.0%	$217,007	100.0%
Cost of sales(1)(2)	141,283	66.4	141,252	65.1

Gross profit(1)	71,583	33.6	75,755	34.9
Selling and administrative expense(1)(3)	63,230	29.7	61,789	28.4

Operating income	8,353	3.9	13,966	6.5
Interest expense	1,589	0.8	1,449	0.7

Income before income taxes	6,764	3.1	12,517	5.8
Income taxes	2,644	1.2	4,930	2.3

Net income	$4,120	1.9%	$7,587	3.5%

(1)	Historically, we have presented total depreciation and amortization expense separately on the face of our unaudited condensed consolidated statement of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, as presented in our Annual Report on Form 10-K for the year ended December 30, 2007, we retrospectively changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the unaudited condensed consolidated statement of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. We reclassified our prior period unaudited condensed consolidated statement of operations and related discussion and analysis to conform to the new presentation, which increased cost of sales and decreased gross profit by $2.3 million and increased selling and administrative expense by $1.9 million for the first quarter of fiscal 2007 from amounts previously reported. This reclassification had no effect on our previously reported operating or net income, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

(2)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(3)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

Net Sales.  Net sales decreased by $4.1 million, or 1.9%, to $212.9 million in the 13 weeks ended March 30, 2008 from $217.0 million in the same period last year. The decrease in net sales was primarily attributable to the following:

•	The challenging consumer environment experienced during fiscal 2007 continued to result in lower customer traffic into our retail stores during the first quarter of fiscal 2008. Same store sales and closed store sales decreased by $10.9 million and $1.8 million, respectively, offset by an increase of $8.2 million in new store sales which reflected the opening of 21 new stores, net of relocations, since January 1, 2007. Same store sales decreased 5.1% in the 13 weeks ended March 30, 2008 versus the 13 weeks ended April 1, 2007.

•	Net sales in the first quarter of fiscal 2008 reflected one less shopping day compared to the first quarter last year resulting from the shift of the Easter holiday, when our stores are closed, into March in 2008.

•	Our net sales also continue to be negatively impacted by the deterioration in performance of the roller shoe product category, which declined $4.2 million from the same period last year. While we expect roller shoe sales comparisons to the prior year to remain weak during fiscal 2008, we expect the magnitude of these negative comparisons to lessen each fiscal quarter. Sales of winter-related products were higher in the first quarter of fiscal 2008 than the prior year due to favorable weather conditions in our markets.

•	Store count at March 30, 2008 was 364 versus 344 at April 1, 2007. We opened one new store in the 13 weeks ended March 30, 2008, and opened one new store, net of relocations, in the 13 weeks ended April 1, 2007. We expect to open approximately 20 new stores during fiscal 2008, net of closures and relocations.

Gross Profit.  Gross profit decreased by $4.2 million, or 5.5%, to $71.6 million, or 33.6% of net sales, in the 13 weeks ended March 30, 2008 from $75.8 million, or 34.9% of net sales, in the 13 weeks ended April 1, 2007. The decrease in gross profit was primarily attributable to the following:

•	Product selling margins, which exclude buying, occupancy and distribution costs, decreased 83 basis points versus the same period in the prior year, primarily due to lower margins for winter-related products, roller shoes and certain other product categories and slightly more aggressive promotional pricing in an effort to drive sales and reduce merchandise inventory. Additionally, in fiscal 2008 we are experiencing increasing inflation in the purchase cost of certain products which is impacting margins.

•	Store occupancy costs increased by $1.2 million, or 71 basis points, year-over-year due mainly to new store openings and higher depreciation and property tax costs.

Selling and Administrative.  Selling and administrative expense increased by $1.4 million to $63.2 million, or 29.7% of net sales, in the 13 weeks ended March 30, 2008 from $61.8 million, or 28.4% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of sales for the 13 weeks ended March 30, 2008 compared to the same period last year reflects softer sales conditions. Store-related expenses, excluding occupancy, increased by $1.6 million, or 108 basis points as a percentage of net sales, due primarily to an increase in store count. Advertising expense increased nominally from the prior year and grew 13 basis points as a percentage of net sales.

Interest Expense.  Interest expense increased by $0.2 million, or 9.7%, to $1.6 million in the 13 weeks ended March 30, 2008 from $1.4 million in the same period last year. The increase in interest expense primarily reflects higher average debt levels of approximately $27.2 million to $105.7 million in the first quarter of fiscal 2008 from $78.5 million in the same period last year. This was partially offset by a decrease in average interest rates of approximately 80 basis points to 5.8% in the first quarter of fiscal 2008 from 6.6% in the same period last year.

Income Taxes.  The provision for income taxes was $2.6 million for the 13 weeks ended March 30, 2008 and $4.9 million for the 13 weeks ended April 1, 2007. Our effective tax rate was 39.1% for the first quarter of fiscal 2008 compared with 39.4% for the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for working capital, capital expenditures, stock repurchases and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to finance our anticipated cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

We ended the first quarter of fiscal 2008 with $7.5 million of cash and cash equivalents compared with $6.8 million in the first quarter of fiscal 2007. Our cash flows from operating, investing and financing activities for the first quarter of fiscal 2008 and 2007 were as follows:

	13 Weeks Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$20,017	$19,020
Investing activities	(4,843)	(4,612)
Financing activities	(17,414)	(12,717)

(Decrease) increase in cash and cash equivalents	$(2,240)	$1,691

Operating Activities.  Net cash provided by operating activities for the 13 weeks ended March 30, 2008 and April 1, 2007 was $20.0 million and $19.0 million, respectively. The increase in cash provided by operating activities for the first quarter of fiscal 2008 compared to the same quarter last year primarily reflects reduced funding for working capital, partially offset by lower net income for the period. The decrease in funding for working capital was primarily due to lower merchandise inventory purchases in the first quarter of fiscal 2008 to better align inventory balances with weaker sales conditions. The effect of purchasing less merchandise inventory was partially offset by a greater reduction in accounts payable and accrued expenses related primarily to employee benefit plans, advertising costs and various other accruals.

Investing Activities.  Net cash used in investing activities for the 13 weeks ended March 30, 2008 and April 1, 2007 was $4.8 million and $4.6 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the net cash used in investing activities for both periods. Capital spending reflects new store openings, store-related remodeling, distribution center costs and computer hardware and software purchases.

Financing Activities.  Net cash used in financing activities for the 13 weeks ended March 30, 2008 and April 1, 2007 was $17.4 million and $12.7 million, respectively. For the first quarter of fiscal 2008, cash was used primarily to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends. For the first quarter of fiscal 2007, cash was primarily used to pay down borrowings under our revolving credit facility and pay dividends.

As of March 30, 2008, we had revolving credit borrowings of $97.3 million and letter of credit commitments of $1.1 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $103.4 million and letter of credit commitments of $0.4 million outstanding as of December 30, 2007 and revolving credit borrowings of $67.5 million and letter of credit commitments of $0.7 million outstanding as of April 1, 2007.

Quarterly dividend payments of $0.09 per share were paid in fiscal 2007 and the first quarter of fiscal 2008. In the second quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on June 13, 2008 to stockholders of record as of May 30, 2008.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and optimizing our capital structure.

We repurchased 279,768 shares of our own common stock for $2.8 million during the first quarter of fiscal 2008 and repurchased 700 shares of our own common stock for $17,000 in the first quarter of fiscal 2007. Since the inception of our initial share repurchase program, we have repurchased a total of 1,047,854 shares for $18.3 million. As of March 30, 2008, a total of $16.7 million remained available for share repurchases under our current share repurchase program.

Future Capital Requirements.  We had cash on hand of $7.5 million at March 30, 2008. We expect capital expenditures for the remaining three quarters of fiscal 2008, excluding non-cash acquisitions, to range from approximately $19.0 million to $20.0 million, primarily to fund the opening of approximately 19 new stores, net of closures and relocations, store-related remodeling, distribution center equipment, corporate office and distribution center improvements and computer hardware and software purchases. As of March 30, 2008, a total of $16.7 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements and the market price of our stock. In the second quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on June 13, 2008 to stockholders of record as of May 30, 2008.

We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to finance our anticipated cash requirements for at least the next twelve months. However, our ability to satisfy such cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Part II, Item 1A, “Risk Factors” included in this report and Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

Contractual Obligations and Other Commitments.  Our material off-balance sheet contractual commitments are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

Issued and outstanding letters of credit were $1.1 million at March 30, 2008, and were related primarily to importing of merchandise and funding insurance program liabilities.

We also have capital lease obligations which consist principally of leases for our distribution center delivery trailers and management information systems hardware. Included in our other liabilities is an employment agreement obligation for Robert W. Miller, co-founder of the Company, and asset retirement obligations related to the removal of leasehold improvements from our stores upon termination of our store leases.

Included in the Liquidity and Capital Resources section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 30, 2007 is a discussion of our future obligations and commitments as of December 30, 2007. In the first quarter of fiscal 2008, our revolving credit borrowings decreased by $6.1 million and we entered into new operating lease agreements in relation to our store expansion and business operations. We do not believe that these operating leases would materially change our contractual obligations or commitments presented as of December 30, 2007.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Financing Agreement.  On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million.

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

Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if no default or event of default exists on the dividend declaration date and a default is not expected to result from the payment of the dividend and certain other criteria are met, as more fully described in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in this report. We are currently in compliance with all covenants under our financing agreement. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, our debt may be accelerated under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

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

In fiscal 2008, we are experiencing increasing inflation in the purchase cost of certain products. If we are unable to adjust our selling prices, our product selling margins will decline, which could adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for fiscal 2007.

CRITICAL ACCOUNTING ESTIMATES

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, we consider our estimates on inventory valuation, vendor allowances, impairment of long-lived assets and goodwill, stock-based compensation and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the first quarter of fiscal 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our unaudited condensed consolidated financial statements. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We did not elect this fair value option; consequently, the adoption of SFAS No. 159 did not have an impact on our unaudited condensed consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123(R), we elected to use the simplified method to estimate our expected term. Effective December 31, 2007, we discontinued use of the simplified method when we determined that sufficient data was available to develop an estimate of the expected term based upon historical participant behavior. This transition resulted in a decrease in the expected term from 6.25 years for fiscal 2007 to 6.18 years for fiscal 2008 and did not have a material impact on the valuation of our share-based compensation expense.

FORWARD-LOOKING STATEMENT

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates, credit availability and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, “Risk Factors” in this report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility are based on variable rates. If the LIBOR rate were to change 1.0% as compared to the rate at March 30, 2008, our interest expense would change approximately $1.0 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at March 30, 2008. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 30, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

On December 1, 2006, the Company was served with a complaint filed in the California Superior Court in the County of Orange, entitled Jack Lima v. Big 5 Sporting Goods Corporation, et al., Case No. 06CC00243, alleging violations of the California Labor Code and the California Business and Professions Code. This complaint was brought as a purported class action on behalf of the Company’s California store managers. The plaintiff alleged, among other things, that the Company improperly classified store managers as exempt employees not entitled to overtime pay for work in excess of forty hours per week and failed to provide store managers with paid meal and rest periods. In the fourth quarter ended December 30, 2007, the Company and the plaintiff reached a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of non-material amounts to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. In the first quarter of fiscal 2008, the court approved the parties’ settlement agreement and all claims were dismissed.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in Part  I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended March 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES 1

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value)
			as Part of	of Shares that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
December 31 – January 27	90,000	$13.22	90,000	$18,321,000
January 28 – February 24	—	—	—	$18,321,000
February 25 – March 30	189,768	$8.50	189,768	$16,708,000

Total	279,768	$10.02	279,768	$16,708,000

[1]	The Company repurchased 279,768 shares of its common stock for $2.8 million during the first quarter of fiscal 2008 and repurchased 700 shares of its common stock for $17,000 during the first quarter of fiscal 2007. The current share repurchase program was announced on November 1, 2007. The current program authorizes the repurchase of the Company’s common stock for amounts totaling $20.0 million, and the Company has repurchased 311,111 shares (for a total of $3,292,000) pursuant to that authorization through March 30, 2008. As of March 30, 2008, a total of $16.7 million remained available for share repurchases under the Company’s current share repurchase program. Since the inception of its initial share repurchase program in May, 2006, the Company has repurchased a total of 1,047,854 shares for $18.3 million. The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. Generally, as long as there is no default or event of default under the Company’s financing agreement, Big 5 Corp. may make distributions to the Company of up to $15.0 million per year (and up to $5.0 million per quarter) for any purpose (including dividends or stock repurchases) and may make additional distributions for the purpose of paying Company dividends or repurchasing Company common stock if Big 5 Corp. will have post-dividend liquidity (as defined in the financing agreement) of at least $30.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1	Base Salary and Bonus Information for Certain Executive Officers (incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 7, 2008).
15.1	Independent Auditors’ Awareness Letter Regarding Unaudited Interim Financial Statements
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 2, 2008	By: /s/ Steven G. Miller Steven G. MillerChairman of the Board of Directors, President and Chief Executive Officer

Date: May 2, 2008	By: /s/ Barry D. Emerson Barry D. EmersonSenior Vice President,Chief Financial Officer and Treasurer(Principal Financial and Accounting Officer)