Form 10-Q
period 2008-06-29
BIG 5 SPORTING GOODS CORP
filed 2008-08-01
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 21,545,792 shares of common stock, with a par value of $0.01 per share outstanding at July 25, 2008.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 29,	December 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,717	$9,741
Accounts receivable, net of allowances of $298 and $405, respectively	9,198	14,927
Merchandise inventories, net	251,399	252,634
Prepaid expenses	7,725	7,069
Deferred income taxes	7,550	8,051

Total current assets	281,589	292,422

Property and equipment, net	91,396	93,244
Deferred income taxes	14,797	12,780
Other assets, net of accumulated amortization of $267 and $241, respectively	1,024	1,044
Goodwill	4,433	4,433

Total assets	$393,239	$403,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,415	$95,310
Accrued expenses	47,782	62,429
Current portion of capital lease obligations	1,308	1,649

Total current liabilities	149,505	159,388

Deferred rent, less current portion	23,483	22,075
Capital lease obligations, less current portion	1,765	2,279
Long-term debt	103,334	103,369
Other long-term liabilities	7,657	7,657

Total liabilities	285,744	294,768

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,004,087 and 22,894,987 shares, respectively; outstanding 21,631,549 and 22,012,691 shares, respectively	229	228
Additional paid-in capital	91,795	90,851
Retained earnings	36,047	34,137
Less: Treasury stock, at cost; 1,372,538 and 882,296 shares, respectively	(20,576)	(16,061)

Total stockholders’ equity	107,495	109,155

Total liabilities and stockholders’ equity	$393,239	$403,923

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net sales	$208,995	$217,846	$421,861	$434,853

Cost of sales	140,620	143,085	281,903	284,337

Gross profit	68,375	74,761	139,958	150,516

Selling and administrative expense	64,393	63,466	127,623	125,255

Operating income	3,982	11,295	12,335	25,261

Interest expense	1,156	1,473	2,745	2,922

Income before income taxes	2,826	9,822	9,590	22,339

Income taxes	1,102	3,879	3,746	8,809

Net income	$1,724	$5,943	$5,844	$13,530

Earnings per share:
Basic	$0.08	$0.26	$0.27	$0.60

Diluted	$0.08	$0.26	$0.27	$0.59

Dividends per share	$0.09	$0.09	$0.18	$0.18

Weighted-average shares of common stock outstanding:
Basic	21,684	22,691	21,785	22,683

Diluted	21,693	22,847	21,793	22,825

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26 Weeks Ended
	June 29,	July 1,
	2008	2007
Cash flows from operating activities:
Net income	$5,844	$13,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,534	8,372
Stock-based compensation	961	1,052
Tax (deficiency) benefit from stock options	(16)	173
Excess tax benefits of stock options exercised	—	(137)
Amortization of deferred finance charges	26	25
Deferred income taxes	(1,516)	(1,118)
Loss on disposal of equipment	50	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,729	284
Merchandise inventories, net	1,235	(23,120)

Prepaid expenses and other assets	(652)	(1,368)

Accounts payable	13,541	20,950
Accrued expenses and other long-term liabilities	(13,400)	(12,547)

Net cash provided by operating activities	21,336	6,096

Cash flows from investing activities:
Purchases of property and equipment	(9,143)	(7,205)

Proceeds from disposal of property and equipment	30	—

Net cash used in investing activities	(9,113)	(7,205)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit facilities and book overdraft	(7,045)	9,015
Principal payments under capital lease obligations	(948)	(1,052)

Proceeds from exercise of stock options	—	429
Excess tax benefits of stock options exercised	—	137
Purchases of treasury stock	(4,329)	(379)

Dividends paid	(3,925)	(4,084)

Net cash (used in) provided by financing activities	(16,247)	4,066

Net (decrease) increase in cash and cash equivalents	(4,024)	2,957

Cash and cash equivalents at beginning of period	9,741	5,145

Cash and cash equivalents at end of period	$5,717	$8,102

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$96	$727

Property and equipment purchases accrued	$2,221	$3,131

Treasury stock purchases accrued	$186	$—

Supplemental disclosures of cash flow information:
Interest paid	$3,192	$3,168

Income taxes paid	$6,878	$11,335

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 370 stores in 11 states at June 29, 2008. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Reclassifications and Adjustments

In the second quarter of fiscal 2008, the Company corrected the presentation of its workers’ compensation reserves on the interim unaudited condensed consolidated balance sheet. Prior to this change, the Company’s workers’ compensation reserves were reported as current liabilities. However, due to the long-tailed nature of workers’ compensation claims, which can extend over a period of years, the Company believes that the portion of reserves related to these claims that are expected to be paid beyond the Company’s normal operating cycle, or after 12 months from the date of the consolidated financial statements, should be classified as long-term liabilities. As a result, prior period balances have been reclassified to conform to the current period’s presentation. For comparative purposes, the Company reclassified approximately $5.1 million of workers’ compensation reserves from accrued expenses to other long-term liabilities on the consolidated balance sheet as of December 30, 2007. Additionally, the Company reclassified approximately $2.0 million of the related deferred income tax assets from current deferred income taxes to long-term deferred income taxes on the consolidated balance sheet as of December 30, 2007. This reclassification had no effect on the Company’s previously reported interim unaudited condensed consolidated statements of operations or interim unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

In the second quarter of fiscal 2008, the Company recorded a pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share, on the Company’s interim unaudited condensed consolidated statements of operations, and increased the deferred rent liability by $1.5 million on the Company’s interim unaudited condensed consolidated balance sheet. The Company determined this charge to be immaterial to its prior periods’ and current year consolidated financial statements.

The Company revised its previously reported interim unaudited condensed consolidated statement of cash flows for the 26 weeks ended July 1, 2007 to reflect an increase of approximately $1.2 million in cash provided by operating activities and cash used in investing activities. The revision corrects an error in classification made in presenting the cash flow statement impact of accrued liabilities related to purchases of property and equipment.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The correction had no effect on the Company’s previously reported interim unaudited condensed consolidated balance sheet, interim unaudited condensed consolidated statements of operations or net cash flows, and is not considered material to any previously reported consolidated financial statements.

The Company reclassified its previously reported interim unaudited condensed consolidated statements of operations to conform to the current year presentation which increased cost of sales and decreased gross profit for the 13 weeks and 26 weeks ended July 1, 2007, by $2.3 million and $4.6 million, respectively, and increased selling and administrative expense for the 13 weeks and 26 weeks ended July 1, 2007, by $1.9 million and $3.8 million, respectively, from amounts previously reported. Historically, the Company presented total depreciation and amortization expense separately on the face of its interim unaudited condensed consolidated statements of operations and its corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, and presented in the Annual Report on Form 10-K for the year ended December 30, 2007, the Company retrospectively changed its classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the interim unaudited condensed consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. This reclassification had no effect on the Company’s previously reported operating or net income, interim unaudited condensed consolidated balance sheet and interim unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

Certain other immaterial prior period amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2008). The Company recognized approximately $122,000 and $245,000 in gift card breakage revenue for the 13 weeks and 26 weeks ended June 29, 2008, respectively, compared to approximately $114,000 and $222,000 for the 13 weeks and 26 weeks ended July 1, 2007, respectively.

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

Valuation of Merchandise Inventories

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain allowances, and allocated overhead costs associated with the Company’s distribution center. Management regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records a reserve to reduce the carrying value to its market price, as necessary. Because of its merchandise mix, the Company has not historically experienced significant occurrences of obsolescence. However, these reserves are estimates, which could vary significantly from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

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

Leases and Deferred Rent

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its interim unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect this fair value option; consequently, the adoption of SFAS No. 159 did not have an impact on the Company’s interim unaudited condensed consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Company’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term. Effective December 31, 2007, the Company discontinued use of the simplified method when it determined that sufficient data was available to develop an estimate of the expected term based upon historical participant behavior. This transition resulted in a decrease in the expected term from 6.25 years for fiscal 2007 to 6.18 years for fiscal 2008 and did not have a material impact on the valuation of the Company’s stock-based compensation expense.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its interim unaudited condensed consolidated financial statements.

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

The Company adopted SFAS No. 157 for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements.

In accordance with FSP FAS 157-2, the Company has deferred application of SFAS No. 157 until December 29, 2008, the beginning of the next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

(4)	Accrued Expenses

Accrued expenses consist of the following:

	June 29,	December 30,
	2008	2007
	(In thousands)

Payroll and related expenses	$16,360	$19,968
Occupancy costs	5,985	6,785
Advertising	5,349	7,963
Sales tax	4,867	9,514
Gift cards	4,698	6,027
Current portion of self-insurance	2,742	2,593
Other	7,781	9,579

Accrued expenses	$47,782	$62,429

(5)	Income Taxes

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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The Company believes that the statutes of limitations for its consolidated federal income tax returns are open for years after 2003 and state and local income tax returns are open for years after 2002. The Company is not currently under examination by the Internal Revenue Service or any state or local income tax jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements. At June 29, 2008 and December 30, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At June 29, 2008 and December 30, 2007, the Company had no accrued interest or penalties.

(6)	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.

In the 26 weeks ended June 29, 2008, the Company granted 313,000 stock options and 109,100 restricted (“nonvested”) stock awards to certain employees, as defined by SFAS No. 123(R), under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”). Under the Plan, options and nonvested stock awards granted generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the options is equal to the market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value per option for stock options granted in the 26 weeks ended June 29, 2008 and July 1, 2007 was $2.85 and $10.96, respectively. The grant-date fair value per share of the Company’s nonvested stock awards granted in the 26 weeks ended June 29, 2008 was $7.92. The Company recognized approximately $0.5 million and $1.0 million in combined stock-based compensation expense related to stock options and nonvested stock awards for the 13 weeks and 26 weeks ended June 29, 2008, respectively, compared to $0.6 million and $1.1 million for the 13 weeks and 26 weeks ended July 1, 2007, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Options

The fair value of each option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Risk-free interest rate	3.7%	5.0%	2.8%	4.6%
Expected term	6.18 years	6.25 years	6.18 years	6.25 years
Expected volatility	46%	43%	46%	43%
Expected dividend yield	4.46%	1.37%	4.02%	1.41%

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

As of June 29, 2008, there was $3.4 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Nonvested Stock Awards

The following table illustrates the Company’s nonvested stock awards activity for the 26 weeks ended June 29, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at December 30, 2007	—	—
Granted	109,100	$7.92
Vested	—	—
Forfeited	—	—

Balance at June 29, 2008	109,100	$7.92

The weighted-average grant-date fair value of nonvested stock awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of June 29, 2008, there was $0.8 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 3.7 years.

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

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		26 Weeks Ended

	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income	$1,724	$5,943	$5,844	$13,530

Weighted-average shares of common stock outstanding:
Basic	21,684	22,691	21,785	22,683
Dilutive effect of common stock equivalents arising from stock options and nonvested stock awards	9	156	8	142

Diluted	21,693	22,847	21,793	22,825

Basic earnings per share	$0.08	$0.26	$0.27	$0.60

Diluted earnings per share	$0.08	$0.26	$0.27	$0.59

The computation of diluted earnings per share for the 13 weeks ended June 29, 2008, the 26 weeks ended June 29, 2008, the 13 weeks ended July 1, 2007 and the 26 weeks ended July 1, 2007 does not include options of 1,416,256, 1,314,598, 160,329 and 153,899, respectively, that were outstanding and antidilutive.

The Company repurchased 210,474 shares of its common stock for $1.7 million during the 13 weeks ended June 29, 2008 and repurchased 15,100 shares of its common stock for $0.4 million during the 13 weeks ended July 1, 2007. The Company repurchased 490,242 shares of its common stock for $4.5 million during the 26 weeks ended June 29, 2008 and repurchased 15,800 shares of its common stock for $0.4 million during the 26 weeks ended July 1, 2007. Since the inception of its initial share repurchase program in May 2006 through June 29, 2008, the Company has repurchased a total of 1,258,328 shares for $20.0 million. As of June 29, 2008,

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

a total of $15.0 million remained available for share repurchases under the Company’s current share repurchase program.

(8)	Commitments and Contingencies

On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs. The plaintiff in the Gonzalez case also seeks, on behalf of the class members, general damages, special damages, exemplary or punitive damages and disgorgement of profits. The Company believes that each complaint is without merit and intends to defend each suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome in either case or to estimate a range of potential loss in the event of an unfavorable outcome in either case at the present time. If either case is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

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

In the third quarter of fiscal 2008 the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on September 15, 2008 to stockholders of record as of August 29, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of June 29, 2008 and the related condensed consolidated statements of operations for the 13 week and 26 week periods ended June 29, 2008 and July 1, 2007, respectively, and cash flows for the 26 week periods ended June 29, 2008 and July 1, 2007. These interim financial statements are the responsibility of the Corporation’s management.

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
August 1, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 30, 2007.

Overview

We are a leading sporting goods retailer in the western United States, operating 370 stores in 11 states under the name “Big 5 Sporting Goods” at June 29, 2008. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

Executive Summary

•	Net income for the second quarter of fiscal 2008 declined 71.0% to $1.7 million, or $0.08 per diluted share, compared to $5.9 million, or $0.26 per diluted share, for the second quarter of fiscal 2007. The decline was driven primarily by lower sales levels, including a reduction in same store sales of 7.6%. The reduced net income also reflects a second quarter pre-tax charge of $1.5 million ($0.9 million after-tax), or $0.04 per diluted share, to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years (see page 20, footnote 3 of table). Additionally, selling and administrative expense was higher as a percentage of net sales.

•	Net sales for the second quarter of fiscal 2008 decreased 4.1% to $209.0 million compared to $217.8 million for the second quarter of fiscal 2007. The decrease in net sales was primarily attributable to a decrease of $16.3 million in same store sales and $1.6 million in closed store sales, offset by an increase of $8.9 million in new store sales.

•	Gross profit as a percentage of net sales for the second quarter of fiscal 2008 decreased by 160 basis points to 32.7%, primarily reflecting higher store occupancy costs compared to the second quarter of fiscal 2007. The increase in store occupancy cost was primarily due to a second quarter pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years (see page 20, footnote 3 of table), and new store openings.

•	Selling and administrative expense as a percentage of net sales for the second quarter of fiscal 2008 increased by approximately 170 basis points to 30.8%. The increase was due mainly to lower sales levels combined with higher costs related to opening new stores.

•	Operating income for the second quarter of fiscal 2008 declined 64.7% to $4.0 million, or 1.9% of net sales, compared to $11.3 million, or 5.2% of net sales, for the second quarter of fiscal 2007. Operating income was adversely impacted by soft sales conditions and a second quarter pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years (see page 20, footnote 3 of table).

RESULTS OF OPERATIONS

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 29, 2008 Compared to 13 Weeks Ended July 1, 2007

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 29, 2008		July 1, 2007
	(In thousands, except percentages)

Net sales	$208,995	100.0%	$217,846	100.0%
Cost of sales (1) (2) (3)	140,620	67.3	143,085	65.7

Gross profit (1) (3)	68,375	32.7	74,761	34.3
Selling and administrative expense (1) (4)	64,393	30.8	63,466	29.1

Operating income	3,982	1.9	11,295	5.2
Interest expense	1,156	0.6	1,473	0.7

Income before income taxes	2,826	1.3	9,822	4.5
Income taxes	1,102	0.5	3,879	1.8

Net income (3)	$1,724	0.8%	$5,943	2.7%

(1)	Historically, we have presented total depreciation and amortization expense separately on the face of our interim unaudited condensed consolidated statements of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, as presented in our Annual Report on Form 10-K for the year ended December 30, 2007, we retrospectively changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the interim unaudited condensed consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. We reclassified our prior period interim unaudited condensed consolidated statements of operations and related discussion and analysis to conform to the new presentation, which increased cost of sales and decreased gross profit by $2.3 million and increased selling and administrative expense by $1.9 million for the second quarter of fiscal 2007 from amounts previously reported. This reclassification had no effect on our previously reported operating or net income, interim unaudited condensed consolidated balance sheet and interim unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.
(2)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(3)	In the second quarter of fiscal 2008, we recorded a pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ and current year consolidated financial statements.
(4)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

Net Sales.  Net sales decreased by $8.8 million, or 4.1%, to $209.0 million in the 13 weeks ended June 29, 2008 from $217.8 million in the same period last year. The decrease in net sales was primarily attributable to the following:

•	The challenging consumer environment experienced during fiscal 2007 and the first quarter of fiscal 2008 continued during the second quarter of fiscal 2008 and resulted in lower customer traffic into our retail stores. Same store sales and closed store sales decreased by $16.3 million and $1.6 million, respectively, partially offset by an increase of $8.9 million in new store sales which reflected the opening of 26 new stores, net of relocations, since April 1, 2007. Same store sales decreased 7.6% in the 13 weeks ended June 29, 2008 versus the 13 weeks ended July 1, 2007.

•	Our net sales also continue to be negatively impacted by weakness in the performance of the roller shoe product category, which declined $3.0 million from the same period last year. While we expect roller shoe sales comparisons to the prior year to remain weak during fiscal 2008, we expect the magnitude of these negative comparisons to lessen each fiscal quarter.

•	Net sales in the second quarter of fiscal 2008 reflected one more shopping day compared to the second quarter last year resulting from the shift of the Easter holiday, when our stores are closed, into March in fiscal 2008. The benefit of this Easter holiday shift was offset by a shift in the timing of the Fourth of July holiday further into the third quarter, which resulted in shifting a portion of our pre-Fourth of July sales into the third quarter this year.

Store count at June 29, 2008 was 370 versus 348 at July 1, 2007. We opened six new stores, including one relocation of a store that was closed subsequent to the end of the period, in the 13 weeks ended June 29, 2008, and opened four new stores, including one relocation of a store that was closed in the prior quarter, in the 13 weeks ended July 1, 2007. We expect to open approximately 20 new stores during fiscal 2008, net of closures and relocations.

Gross Profit.  Gross profit decreased by $6.4 million, or 8.6%, to $68.4 million, or 32.7% of net sales, in the 13 weeks ended June 29, 2008 from $74.8 million, or 34.3% of net sales, in the 13 weeks ended July 1, 2007. The decrease in gross profit was primarily attributable to the following:

•	Store occupancy costs increased by $2.9 million, or 170 basis points, year-over-year due mainly to a second quarter pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years (see page 20, footnote 3 of table), new store openings and higher depreciation.

•	Product selling margins, which exclude buying, occupancy and distribution costs, increased 11 basis points versus the same period in the prior year. In fiscal 2008 we are experiencing increasing inflation in the purchase cost of our products which could impact future margins.

Selling and Administrative.  Selling and administrative expense increased by $0.9 million to $64.4 million, or 30.8% of net sales, in the 13 weeks ended June 29, 2008 from $63.5 million, or 29.1% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of net sales for the 13 weeks ended June 29, 2008 compared to the same period last year reflects softer sales conditions. Store-related expenses, excluding occupancy, increased by $1.8 million, or 162 basis points as a percentage of net sales, due primarily to an increase in store count. Advertising expense decreased by $0.5 million from the prior year, but increased four basis points as a percentage of net sales due to softer sales conditions.

Interest Expense.  Interest expense decreased by $0.3 million, or 21.5%, to $1.2 million in the 13 weeks ended June 29, 2008 from $1.5 million in the same period last year. Although average debt levels increased approximately $17.7 million to $98.9 million in the second quarter of fiscal 2008 from $81.2 million in the same period last year, the decrease in interest expense reflects lower average interest rates of approximately 250 basis points to 4.2% in the second quarter of fiscal 2008 from 6.7% in the same period last year.

Income Taxes.  The provision for income taxes was $1.1 million for the 13 weeks ended June 29, 2008 and $3.9 million for the 13 weeks ended July 1, 2007, reflecting our lower pre-tax income. Our effective tax rate was 39.0% for the second quarter of fiscal 2008 compared with 39.5% for the second quarter of fiscal 2007.

26 Weeks Ended June 29, 2008 Compared to 26 Weeks Ended July 1, 2007

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 29, 2008		July 1, 2007
	(In thousands, except percentages)

Net sales	$421,861	100.0%	$434,853	100.0%
Cost of sales (1) (2) (3)	281,903	66.8	284,337	65.4

Gross profit (1) (3)	139,958	33.2	150,516	34.6
Selling and administrative expense (1) (4)	127,623	30.3	125,255	28.8

Operating income	12,335	2.9	25,261	5.8
Interest expense	2,745	0.6	2,922	0.7

Income before income taxes	9,590	2.3	22,339	5.1
Income taxes	3,746	0.9	8,809	2.0

Net income (3)	$5,844	1.4%	$13,530	3.1%

(1)	Historically, we have presented total depreciation and amortization expense separately on the face of our interim unaudited condensed consolidated statements of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, as presented in our Annual Report on Form 10-K for the year ended December 30, 2007, we retrospectively changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the interim unaudited condensed consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. We reclassified our prior period interim unaudited condensed consolidated statements of operations and related discussion and analysis to conform to the new presentation, which increased cost of sales and decreased gross profit by $4.6 million and increased selling and administrative expense by $3.8 million for the first 26 weeks of fiscal 2007 from amounts previously reported. This reclassification had no effect on our previously reported operating or net income, interim unaudited condensed consolidated balance sheet and interim unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.
(2)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.
(3)	In the second quarter of fiscal 2008, we recorded a pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ and current year consolidated financial statements.
(4)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

Net Sales.  Net sales decreased by $13.0 million, or 3.0%, to $421.9 million in the 26 weeks ended June 29, 2008 from $434.9 million in the same period last year. The decrease in net sales was primarily attributable to the following:

•	The challenging consumer environment experienced during fiscal 2007 continued during the first half of fiscal 2008 and resulted in lower customer traffic into our retail stores. Same store sales and closed store sales decreased by $27.2 million and $3.3 million, respectively, partially offset by an increase of $17.1 million in new store sales which reflected the opening of 27 new stores, net of relocations, since January 1, 2007. Same store sales decreased 6.4% in the 26 weeks ended June 29, 2008 versus the 26 weeks ended July 1, 2007.

•	Our net sales also continue to be negatively impacted by the weakness in performance of the roller shoe product category, which declined $7.2 million from the same period last year. While we expect roller shoe sales comparisons to the prior year to remain weak during fiscal 2008, we expect the magnitude of these negative comparisons to lessen each fiscal quarter. Sales of winter-related products were higher in the first quarter of fiscal 2008 than the prior year due to favorable weather conditions in our markets.

Store count at June 29, 2008 was 370 versus 348 at July 1, 2007. We opened seven new stores, including one relocation of a store that was closed in a subsequent period, in the 26 weeks ended June 29, 2008, and opened five new stores, net of closures and relocations, in the 26 weeks ended July 1, 2007. We expect to open approximately 20 new stores during fiscal 2008, net of closures and relocations.

Gross Profit.  Gross profit decreased by $10.5 million, or 7.0%, to $140.0 million, or 33.2% of net sales, in the 26 weeks ended June 29, 2008 from $150.5 million, or 34.6% of net sales, in the 26 weeks ended July 1, 2007. The decrease in gross profit was primarily attributable to the following:

•	Store occupancy costs increased by $4.1 million, or 120 basis points, year-over-year due primarily to new store openings, a second quarter pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years (see page 20, footnote 3 of table), and higher depreciation.

•	Product selling margins, which exclude buying, occupancy and distribution costs, decreased 35 basis points versus the same period in the prior year, primarily due to lower margins for winter-related products, roller shoes and certain other product categories and slightly more aggressive promotional pricing in an effort to drive sales and reduce merchandise inventory. Additionally, in fiscal 2008 we are experiencing increasing inflation in the purchase cost of our products which could impact future margins.

Selling and Administrative.  Selling and administrative expense increased by $2.3 million to $127.6 million, or 30.3% of net sales, in the 26 weeks ended June 29, 2008 from $125.3 million, or 28.8% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of sales for the 26 weeks ended June 29, 2008 compared to the same period last year reflects softer sales conditions. Store-related expenses, excluding occupancy, increased by $3.4 million, or 135 basis points as a percentage of net sales, due primarily to an increase in store count. Administrative expense and advertising expense declined $0.6 million and $0.4 million, respectively, from the prior year but increased as a percentage of net sales due to softer sales conditions.

Interest Expense.  Interest expense decreased by $0.2 million, or 6.1%, to $2.7 million in the 26 weeks ended June 29, 2008 from $2.9 million in the same period last year. Although average debt levels increased approximately $22.5 million to $104.0 million in the first half of fiscal 2008 from $81.5 million in the same period last year, the decrease in interest expense reflects lower average interest rates of approximately 160 basis points to 5.1% in the first half of fiscal 2008 from 6.7% in the same period last year.

Income Taxes.  The provision for income taxes was $3.7 million for the 26 weeks ended June 29, 2008 and $8.8 million for the 26 weeks ended July 1, 2007, reflecting our lower pre-tax income. Our effective tax rate was 39.1% for the first 26 weeks of fiscal 2008 compared with 39.4% for the first 26 weeks of fiscal 2007.

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

We ended the first half of fiscal 2008 with $5.7 million of cash and cash equivalents compared with $8.1 million at the end of the first half of fiscal 2007. Our cash flows from operating, investing and financing activities for the first 26 weeks of fiscal 2008 and 2007 were as follows:

	26 Weeks Ended

	June 29,	July 1,
	2008	2007
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$21,336	$6,096
Investing activities	(9,113)	(7,205)
Financing activities	(16,247)	4,066

(Decrease) increase in cash and cash equivalents	$(4,024)	$2,957

Operating Activities.  Net cash provided by operating activities for the 26 weeks ended June 29, 2008 and July 1, 2007 was $21.3 million and $6.1 million, respectively. The increase in cash provided by operating activities for the first 26 weeks of fiscal 2008 compared to the same period last year primarily reflects reduced funding for working capital, partially offset by lower net income for the period. The decrease in funding for working capital was primarily due to the reduced purchases of merchandise inventory in the first 26 weeks of fiscal 2008 to better align inventory balances with weaker sales conditions. Favorable cash flow from operating activities was also provided through reduction of accounts receivable primarily for amounts due from vendors.

Investing Activities.  Net cash used in investing activities for the 26 weeks ended June 29, 2008 and July 1, 2007 was $9.1 million and $7.2 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods. Capital spending primarily reflects new store openings, store-related remodeling, distribution center and corporate headquarters costs and computer hardware and software purchases.

Financing Activities.  Net cash used in financing activities for the 26 weeks ended June 29, 2008 was $16.2 million and net cash provided by financing activities for the 26 weeks ended July 1, 2007 was $4.1 million. For the first 26 weeks of fiscal 2008, cash was used primarily to pay down borrowings under our revolving credit facility, repurchase stock, pay dividends and for capital expenditures. For the first 26 weeks of fiscal 2007, cash was provided primarily from increased borrowings under our revolving credit facility to fund inventory purchases, capital expenditures and dividend payments.

As of June 29, 2008, we had revolving credit borrowings of $103.3 million and letter of credit commitments of $0.8 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $103.4 million and letter of credit commitments of $0.4 million outstanding as of December 30, 2007 and revolving credit borrowings of $88.8 million and letter of credit commitments of $0.5 million outstanding as of July 1, 2007.

Quarterly dividend payments of $0.09 per share were paid in fiscal 2007 and the first two quarters of fiscal 2008. In the third quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on September 15, 2008 to stockholders of record as of August 29, 2008.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.

We repurchased 490,242 shares of our own common stock for $4.5 million during the first 26 weeks of fiscal 2008 and repurchased 15,800 shares of our own common stock for $0.4 million in the first 26 weeks of fiscal 2007. Since the inception of our initial share repurchase program in May 2006 through June 29, 2008, we have repurchased a total of 1,258,328 shares for $20.0 million. As of June 29, 2008, a total of $15.0 million remained available for share repurchases under our current share repurchase program.

Future Capital Requirements.  We had cash on hand of $5.7 million at June 29, 2008. We expect capital expenditures for the second half of fiscal 2008, excluding non-cash property and equipment acquisitions, to range from approximately $14.0 million to $15.0 million, primarily to fund the opening of approximately 13 new stores, net of closures and relocations, store-related remodeling, distribution center equipment, corporate office and distribution center improvements and computer hardware and software purchases. As of June 29, 2008, a total of $15.0 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements and the market price of our stock. In the third quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on September 15, 2008 to stockholders of record as of August 29, 2008.

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

Issued and outstanding letters of credit were $0.8 million at June 29, 2008, and were related primarily to importing of merchandise and funding insurance program liabilities.

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

Included in the Liquidity and Capital Resources section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 30, 2007 is a discussion of our future obligations and commitments as of December 30, 2007. In the first half of fiscal 2008, our revolving credit borrowings remained relatively unchanged from the end of fiscal 2007, and we entered into new operating lease agreements in relation to our store expansion and business operations. We do not believe that these operating leases would materially change our contractual obligations or commitments presented as of December 30, 2007.

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

In fiscal 2008, we are experiencing increasing inflation in the purchase cost of our products. If we are unable to adjust our selling prices, our product selling margins will decline, which could adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for fiscal 2007.

CRITICAL ACCOUNTING ESTIMATES

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, we consider our estimates on inventory valuation, vendor allowances, impairment of long-lived assets and goodwill, stock-based compensation and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the first 26 weeks of fiscal 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our consolidated financial statements. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our interim unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We did not elect this fair value option; consequently, the adoption of SFAS No. 159 did not have an impact on our interim unaudited condensed consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon our adoption of SFAS No. 123(R), we elected to use the simplified method to estimate our expected term. Effective December 31, 2007, we discontinued use of the simplified method when we determined that sufficient data was available to develop an estimate of the expected term based upon historical participant behavior. This transition resulted in a decrease in the expected term from 6.25 years for fiscal 2007 to 6.18 years for fiscal 2008 and did not have a material impact on the valuation of our share-based compensation expense.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our interim unaudited condensed consolidated financial statements.

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

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR rate were to change 1.0% as compared to the rate at June 29, 2008, our interest expense would change approximately $1.0 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at June 29, 2008. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 29, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs. The plaintiff in the Gonzalez case also seeks, on behalf of the class members, general damages, special damages, exemplary or punitive damages and disgorgement of profits. The Company believes that each complaint is without merit and intends to defend each suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome in either case or to estimate a range of potential loss in the event of an unfavorable outcome in either case at the present time. If either case is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended June 29, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES 1

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value)
			as Part of	of Shares that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Fiscal Period	Purchased	per Share	Programs	or Programs

March 31 – April 27	—	—	—	$16,708,000
April 28 – May 25	43,991	$8.23	43,991	$16,346,000
May 26 – June 29	166,483	$8.11	166,483	$14,996,000

Total	210,474	$8.14	210,474	$14,996,000

[1]	The Company repurchased 490,242 shares of its common stock for $4.5 million during the first 26 weeks of fiscal 2008 and repurchased 15,800 shares of its common stock for $0.4 million during the first 26 weeks of fiscal 2007. The current share repurchase program was announced on November 1, 2007. The current program authorizes the repurchase of the Company’s common stock for amounts totaling $20.0 million, and the Company has repurchased 521,585 shares (for a total of $5.0 million) pursuant to that authorization through June 29, 2008. As of June 29, 2008, a total of $15.0 million remained available for share repurchases under the Company’s current share repurchase program. Since the inception of its initial share repurchase program in May 2006 through June 29, 2008, the Company has repurchased a total of 1,258,328 shares for $20.0 million. The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. Generally, as long as there is no default or event of default under the Company’s financing agreement, Big 5 Corp. may make distributions to the Company of up to $15.0 million per year (and up to $5.0 million per quarter) for any purpose (including dividends or stock repurchases) and may make additional distributions for the purpose of paying Company dividends or repurchasing Company common stock if Big 5 Corp. will have post-dividend liquidity (as defined in the financing agreement) of at least $30 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 18, 2008, the Company held its annual meeting of stockholders. At the annual meeting, the Company’s stockholders approved the proposal to re-elect the following two Class C directors to the Company’s Board of Directors, each to hold office until the 2011 annual meeting of stockholders (and until each such director’s successor shall have been duly elected and qualified):

	Votes For	Votes Withheld

Jennifer Holden Dunbar	16,052,641	5,013,214
Steven G. Miller	18,165,370	2,900,485

The term of office for the following directors continued after the meeting: G. Michael Brown (Class A director), David R. Jessick (Class A director), Sandra N. Bane (Class B director) and Michael D. Miller (Class B director).

There were no abstentions or broker non-votes.

Item 5.	Other Information

On July 28, 2008, the Compensation Committee of the Company approved a revised form of Stock Option Grant Notice for use under the 2007 Equity and Performance Incentive Plan and amended outstanding option agreements under the plan to conform to this revision. The revisions provide for the acceleration of vesting of stock options upon a change of control of the Company (as defined in the plan).

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description of Document

10.1	Form of Stock Option Grant Notice and Stock Option Agreement for use with the 2007 Equity and Performance Incentive Plan
10.2	Notice of Amendment of Stock Option Terms
15.1	Independent Auditor’s Awareness Letter Regarding Unaudited Interim Financial Statements
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: August 1, 2008	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 1, 2008	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)