Form 10-Q
period 2008-09-28
BIG 5 SPORTING GOODS CORP
filed 2008-11-04
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 21,520,792 shares of common stock, with a par value of $0.01 per share outstanding at
October 29, 2008.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 28,	December 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,971	$9,741
Accounts receivable, net of allowances of $119 and $405, respectively	7,574	14,927
Merchandise inventories, net	247,692	252,634
Prepaid expenses	7,083	7,069
Deferred income taxes	7,648	8,051

Total current assets	272,968	292,422

Property and equipment, net	93,941	93,244
Deferred income taxes	14,691	12,780
Other assets, net of accumulated amortization of $280 and $241, respectively	986	1,044
Goodwill	4,433	4,433

Total assets	$387,019	$403,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,400	$95,310
Accrued expenses	49,385	62,429
Current portion of capital lease obligations	1,756	1,649

Total current liabilities	143,541	159,388

Deferred rent, less current portion	24,287	22,075
Capital lease obligations, less current portion	2,512	2,279
Long-term debt	99,898	103,369
Other long-term liabilities	6,911	7,657

Total liabilities	277,149	294,768

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,004,087 and 22,894,987 shares, respectively; outstanding 21,545,792 and 22,012,691 shares, respectively	229	228
Additional paid-in capital	92,256	90,851
Retained earnings	38,567	34,137
Less: Treasury stock, at cost; 1,458,295 and 882,296 shares, respectively	(21,182)	(16,061)

Total stockholders’ equity	109,870	109,155

Total liabilities and stockholders’ equity	$387,019	$403,923

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net sales	$223,180	$231,308	$645,041	$666,161

Cost of sales	148,925	151,903	430,828	436,240

Gross profit	74,255	79,405	214,213	229,921

Selling and administrative expense	65,962	64,006	193,585	189,261

Operating income	8,293	15,399	20,628	40,660

Interest expense	1,166	1,582	3,911	4,504

Income before income taxes	7,127	13,817	16,717	36,156

Income taxes	2,669	5,438	6,415	14,247

Net income	$4,458	$8,379	$10,302	$21,909

Earnings per share:
Basic	$0.21	$0.37	$0.48	$0.97

Diluted	$0.21	$0.37	$0.48	$0.97

Dividends per share	$0.09	$0.09	$0.27	$0.27

Weighted-average shares of common stock outstanding:
Basic	21,447	22,406	21,673	22,591

Diluted	21,464	22,492	21,685	22,693

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39 Weeks Ended
	September 28,	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$10,302	$21,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,257	12,926
Stock-based compensation	1,432	1,626
Excess tax benefits of stock options exercised	—	(155)
Amortization of deferred finance charges	39	37
Deferred income taxes	(1,508)	(1,654)
Loss on disposal of equipment	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,353	4,804
Merchandise inventories, net	4,942	(29,007)
Prepaid expenses and other assets	15	741
Accounts payable	5,527	13,964
Accrued expenses and other long-term liabilities	(13,042)	(10,635)

Net cash provided by operating activities	29,350	14,556

Cash flows from investing activities:
Purchases of property and equipment	(14,204)	(12,119)
Proceeds from disposal of property and equipment	47	—

Net cash used in investing activities	(14,157)	(12,119)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit facility and book overdraft	(9,656)	15,658
Principal payments under capital lease obligations	(1,333)	(1,565)
Proceeds from exercise of stock options	—	500
Excess tax benefits of stock options exercised	—	155
Purchases of treasury stock	(5,121)	(10,811)
Dividends paid	(5,853)	(6,091)

Net cash used in financing activities	(21,963)	(2,154)

Net (decrease) increase in cash and cash equivalents	(6,770)	283
Cash and cash equivalents at beginning of period	9,741	5,145

Cash and cash equivalents at end of period	$2,971	$5,428

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,673	$825

Property and equipment purchases accrued	$2,851	$3,073

Treasury stock purchases accrued	$—	$1,314

Supplemental disclosures of cash flow information:
Interest paid	$4,361	$4,556

Income taxes paid	$9,002	$16,127

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business
Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 372 stores in 11 states at September 28, 2008. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period to prepare these interim unaudited condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
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
     In the second quarter of fiscal 2008, the Company recorded a pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in the second quarter of fiscal 2008 by $0.9 million, or $0.04 per diluted share, on the Company’s interim unaudited condensed consolidated statements of operations, and increased the deferred rent liability by $1.5 million and the related deferred income tax asset by $0.6 million on the Company’s interim unaudited condensed consolidated balance sheet. The Company determined this charge to be immaterial to its prior periods’ and current year consolidated financial statements.
     The Company revised its previously reported interim unaudited condensed consolidated statement of cash flows for the 39 weeks ended September 30, 2007 to reflect an increase of

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
approximately $1.0 million in cash provided by operating activities and cash used in investing activities. The revision corrects an error in classification made in presenting the cash flow statement impact of accrued liabilities related to purchases of property and equipment. The correction had no effect on the Company’s previously reported interim unaudited condensed consolidated balance sheet, interim unaudited condensed consolidated statements of operations or net cash flows, and is not considered material to any previously reported consolidated financial statements.
     The Company reclassified its previously reported interim unaudited condensed consolidated statements of operations to conform to the current year presentation which increased cost of sales and decreased gross profit for the 13 weeks and 39 weeks ended September 30, 2007, by $2.6 million and $7.2 million, respectively, and increased selling and administrative expense for the 13 weeks and 39 weeks ended September 30, 2007, by $1.9 million and $5.7 million, respectively, from amounts previously reported. Historically, the Company presented total depreciation and amortization expense separately on the face of its interim unaudited condensed consolidated statements of operations and its corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, and presented in the Annual Report on Form 10-K for the year ended December 30, 2007, the Company retrospectively changed its classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the interim unaudited condensed consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. This reclassification had no effect on the Company’s previously reported operating or net income, interim unaudited condensed consolidated balance sheet and interim unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.
Revenue Recognition
     The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2008). The Company recognized approximately $121,000 and $366,000 in gift card breakage revenue for the 13 weeks and 39 weeks ended September 28, 2008, respectively, compared to approximately $118,000 and $340,000 for the 13 weeks and 39 weeks ended September 30, 2007, respectively.

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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approved the PCAOB amendments to AU Section 411 on September 16, 2008; therefore, SFAS No. 162 becomes effective November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its interim unaudited condensed consolidated financial statements.

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

(4)	Accrued Expenses
     Accrued expenses consist of the following:

	September 28,	December 30,
	2008	2007
	(In thousands)

Payroll and related expenses	$16,777	$19,968
Occupancy costs	7,155	6,785
Sales tax	5,681	9,514
Gift cards	4,292	6,027
Advertising	3,989	7,963
Current portion of self-insurance	2,771	2,593
Other	8,720	9,579

Accrued expenses	$49,385	$62,429

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(5)	Income Taxes
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
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements. At September 28, 2008 and December 30, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.
     The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At September 28, 2008 and December 30, 2007, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6)	Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.
     In the 39 weeks ended September 28, 2008, the Company granted 313,000 stock options and 109,100 restricted (“nonvested”) stock awards to certain employees, as defined by SFAS No. 123(R), under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”). Under the Plan, options and nonvested stock awards granted generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the options is equal to the market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value per option for stock options granted in the 39 weeks ended September 28, 2008 and September 30, 2007 was $2.85 and $10.87, respectively. The grant-date fair value per share of the Company’s nonvested stock awards granted in the 39 weeks ended September 28, 2008 was $7.92. The Company recognized approximately $0.5 million and $1.4 million in combined stock-based compensation expense related to stock options and nonvested stock awards for the 13 weeks and 39 weeks ended September 28, 2008, respectively, compared to $0.6 million and $1.6 million for the 13 weeks and 39 weeks ended September 30, 2007, respectively.
Options
     The fair value of each option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008*	2007	2008	2007

Risk-free interest rate	—	4.6%	2.8%	4.6%
Expected term	—	6.25 years	6.18 years	6.25 years
Expected volatility	—	43%	46%	43%
Expected dividend yield	—	1.67%	4.02%	1.42%

*	No share options were granted during the 13 weeks ended September 28, 2008.
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior for fiscal 2008 and the simplified method pursuant to SAB 107 for fiscal 2007; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.
     As of September 28, 2008, there was $3.0 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.5 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Nonvested Stock Awards
     The following table illustrates the Company’s nonvested stock awards activity for the 39 weeks ended September 28, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at December 30, 2007	—	—
Granted	109,100	$7.92
Vested	—	—
Forfeited	—	—

Balance at September 28, 2008	109,100	$7.92

     The weighted-average grant-date fair value of nonvested stock awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above.
     As of September 28, 2008, there was $0.7 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 3.5 years.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net income	$4,458	$8,379	$10,302	$21,909

Weighted-average shares of common stock outstanding:
Basic	21,447	22,406	21,673	22,591
Dilutive effect of common stock equivalents arising from stock awards	17	86	12	102

Diluted	21,464	22,492	21,685	22,693

Basic earnings per share	$0.21	$0.37	$0.48	$0.97

Diluted earnings per share	$0.21	$0.37	$0.48	$0.97

     The computation of diluted earnings per share for the 13 weeks ended September 28, 2008, the 39 weeks ended September 28, 2008, the 13 weeks ended September 30, 2007 and the 39 weeks ended September 30, 2007 does not include options of 1,420,379, 1,349,858, 928,527 and 451,357, respectively, that were outstanding and antidilutive.
     The Company repurchased 85,757 shares of its common stock for $0.6 million during the 13 weeks ended September 28, 2008 and repurchased 561,425 shares of its common stock for $11.7 million during the 13 weeks ended September 30, 2007. The Company repurchased 575,999 shares of its common stock for $5.1 million during the 39 weeks ended September 28, 2008 and repurchased 577,225 shares of its common stock for $12.1 million during the 39 weeks ended September 30, 2007. Since the inception of its initial share repurchase program in May 2006 through September 28, 2008, the Company has repurchased a total of 1,344,085 shares for $20.6 million. As of September 28, 2008, a total of $14.4 million remained available for share repurchases under the Company’s current share repurchase program.

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
     In the fourth quarter of fiscal 2008 the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on December 15, 2008 to stockholders of record as of November 28, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of September 28, 2008 and the related condensed consolidated statements of operations for the 13 week and 39 week periods ended September 28, 2008 and September 30, 2007, respectively, and cash flows for the 39 week periods ended September 28, 2008 and September 30, 2007. These interim financial statements are the responsibility of the Corporation’s management.
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
November 4, 2008

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
Overview
     We are a leading sporting goods retailer in the western United States, operating 372 stores in 11 states under the name “Big 5 Sporting Goods” at September 28, 2008. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
Executive Summary
     The combination of weakening economic conditions and continued uncertainty in the financial sector has resulted in a difficult economic environment for retailers. Our results for the thirteen and thirty-nine weeks ending September 28, 2008 are reflective of this economic downturn. The U.S. economy may be entering, or is in, a recession. If the recently passed Emergency Economic Stabilization Act of 2008 and other measures implemented by the government fail to stimulate an economic recovery, a prolonged economic downturn could occur.
•
Net income for the third quarter of fiscal 2008 declined 46.8% to $4.5 million, or $0.21 per diluted share, compared to $8.4 million, or $0.37 per diluted share, for the third quarter of fiscal 2007. The decline was driven primarily by lower sales levels, including a reduction in same store sales of 6.6%. Additionally, selling and administrative expense was higher as a percentage of net sales.

•
Net sales for the third quarter of fiscal 2008 decreased 3.5% to $223.2 million compared to $231.3 million for the third quarter of fiscal 2007. The decrease in net sales was primarily attributable to a decrease of $15.0 million in same store sales and $1.5 million in closed store sales, offset by an increase of $8.9 million in new store sales.

•
Gross profit as a percentage of net sales for the third quarter of fiscal 2008 decreased by 106 basis points to 33.3%, primarily reflecting higher store occupancy costs compared to the third quarter of fiscal 2007. The increase in store occupancy costs was primarily due to new store openings.

•
Selling and administrative expense as a percentage of net sales for the third quarter of fiscal 2008 increased by 189 basis points to 29.6%. The increase was due mainly to lower sales levels combined with higher costs related to opening new stores.

•
Operating income for the third quarter of fiscal 2008 declined 46.1% to $8.3 million, or 3.7% of net sales, compared to $15.4 million, or 6.6% of net sales, for the third quarter of fiscal 2007. Operating income was adversely impacted by the decline in net sales.

RESULTS OF OPERATIONS
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
13 Weeks Ended September 28, 2008 Compared to 13 Weeks Ended September 30, 2007
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 28, 2008		September 30, 2007
	(In thousands, except percentages)

Net sales	$223,180	100.0%	$231,308	100.0%
Cost of sales (1) (2)	148,925	66.7	151,903	65.7

Gross profit (1)	74,255	33.3	79,405	34.3
Selling and administrative expense (1) (3)	65,962	29.6	64,006	27.7

Operating income	8,293	3.7	15,399	6.6
Interest expense	1,166	0.5	1,582	0.7

Income before income taxes	7,127	3.2	13,817	5.9
Income taxes	2,669	1.2	5,438	2.3

Net income	$4,458	2.0%	$8,379	3.6%

(1)
Historically, we have presented total depreciation and amortization expense separately on the face of our interim unaudited condensed consolidated statements of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, as presented in our Annual Report on Form 10-K for the year ended December 30, 2007, we retrospectively changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the interim unaudited condensed consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. We reclassified our prior period interim unaudited condensed consolidated statements of operations and related discussion and analysis to conform to the new presentation, which increased cost of sales and decreased gross profit by $2.6 million and increased selling and administrative expense by $1.9 million for the third quarter of fiscal 2007 from amounts previously reported. This reclassification had no effect on our previously reported operating or net income, interim unaudited condensed consolidated balance sheet and interim unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

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

     Net Sales. Net sales decreased by $8.1 million, or 3.5%, to $223.2 million in the 13 weeks ended September 28, 2008 from $231.3 million in the same period last year. The decrease in net sales was primarily attributable to the following:
•
The challenging consumer environment experienced during fiscal 2007 and the first half of fiscal 2008 continued during the third quarter of fiscal 2008 and resulted in lower customer traffic into our retail stores. Same store sales and closed store sales decreased by $15.0 million and $1.5 million, respectively, partially offset by an increase of $8.9 million in new store sales which reflected the opening of 24 new stores, net of relocations, since July 1, 2007. Same store sales decreased 6.6% in the 13 weeks ended September 28, 2008 versus the 13 weeks ended September 30, 2007.

•
Our net sales also continued to be negatively impacted by weakness in the performance of the roller shoe product category, which declined $1.3 million from the same period last year. While we expected roller shoe sales comparisons to the prior year to remain weak during fiscal 2008, we have seen these negative comparisons diminish in magnitude over the first three quarters of fiscal 2008. We expect these negative comparisons to continue to diminish in magnitude in the fourth fiscal quarter of 2008.

•
Net sales in the third quarter of fiscal 2008 reflected a shift in the timing of the Fourth of July holiday, based on our fiscal quarter reporting, which resulted in shifting a larger portion of our pre-Fourth of July sales into the third quarter this year.

     Store count at September 28, 2008 was 372 versus 353 at September 30, 2007. We opened three new stores and closed a store that was relocated in a prior period in the 13 weeks ended September 28, 2008, and opened five new stores, net of closures and relocations, in the 13 weeks ended September 30, 2007. We expect to open approximately 18 new stores during fiscal 2008, net of closures and relocations.
     Gross Profit. Gross profit decreased by $5.1 million, or 6.5%, to $74.3 million, or 33.3% of net sales, in the 13 weeks ended September 28, 2008 from $79.4 million, or 34.3% of net sales, in the 13 weeks ended September 30, 2007. The decrease in gross profit was primarily attributable to the following:
•	Net sales decreased by $8.1 million in the 13 weeks ended September 28, 2008 compared to the same period last year.

•	Store occupancy costs increased by $1.0 million, or 68 basis points, year-over-year due mainly to new store openings and higher depreciation.

•
Product selling margins, which exclude buying, occupancy and distribution costs, increased 11 basis points versus the same period in the prior year. In fiscal 2008 we are experiencing increasing inflation in the purchase cost of our products which could impact future margins.

     Selling and Administrative Expense. Selling and administrative expense increased by $2.0 million to $66.0 million, or 29.6% of net sales, in the 13 weeks ended September 28, 2008 from $64.0 million, or 27.7% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of net sales compared to the same period last year reflects softer sales conditions. Store-related expenses, excluding occupancy, increased by $1.7 million, or 139 basis points as a percentage of net sales, due primarily to an increase in store count. Advertising expense increased by $0.6 million to support sales.
     Interest Expense. Interest expense decreased by $0.4 million, or 26.3%, to $1.2 million in the 13 weeks ended September 28, 2008 from $1.6 million in the same period last year. Although average debt levels increased approximately $9.9 million to $97.3 million in the third quarter of fiscal 2008 from $87.4 million in the same period last year, the decrease in interest expense reflects lower average interest rates of approximately 240 basis points to 4.3% in the third quarter of fiscal 2008 from 6.7% in the same period last year.
     Income Taxes. The provision for income taxes was $2.7 million for the 13 weeks ended September 28, 2008 and $5.4 million for the 13 weeks ended September 30, 2007, reflecting our lower pre-tax income. Our effective tax rate was 37.4% for the third quarter of fiscal 2008 compared with 39.4% for the third quarter of fiscal 2007. Our lower effective tax rate for the third quarter of fiscal 2008 compared to the same period last year reflects the impact of lower pre-tax income on income tax credits for the current year and the year-to-date true-up of state income tax apportionment rates recorded in this year’s third quarter.

39 Weeks Ended September 28, 2008 Compared to 39 Weeks Ended September 30, 2007
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 28, 2008		September 30, 2007
	(In thousands, except percentages)

Net sales	$645,041	100.0%	$666,161	100.0%
Cost of sales (1) (2) (3)	430,828	66.8	436,240	65.5

Gross profit (1) (3)	214,213	33.2	229,921	34.5
Selling and administrative expense (1) (4)	193,585	30.0	189,261	28.4

Operating income	20,628	3.2	40,660	6.1
Interest expense	3,911	0.6	4,504	0.7

Income before income taxes	16,717	2.6	36,156	5.4
Income taxes	6,415	1.0	14,247	2.1

Net income (3)	$10,302	1.6%	$21,909	3.3%

(1)
Historically, we have presented total depreciation and amortization expense separately on the face of our interim unaudited condensed consolidated statements of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, as presented in our Annual Report on Form 10-K for the year ended December 30, 2007, we retrospectively changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the interim unaudited condensed consolidated statements of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. We reclassified our prior period interim unaudited condensed consolidated statements of operations and related discussion and analysis to conform to the new presentation, which increased cost of sales and decreased gross profit by $7.2 million and increased selling and administrative expense by $5.7 million for the 39 weeks ended September 30, 2007 from amounts previously reported. This reclassification had no effect on our previously reported operating or net income, interim unaudited condensed consolidated balance sheet and interim unaudited condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

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

     Net Sales. Net sales decreased by $21.2 million, or 3.2%, to $645.0 million in the 39 weeks ended September 28, 2008 from $666.2 million in the same period last year. The decrease in net sales was primarily attributable to the following:
•
The challenging consumer environment experienced during fiscal 2007 continued during the 39 weeks ended September 28, 2008 and resulted in lower customer traffic into our retail stores. Same store sales and closed store sales decreased by $42.0 million and $4.8 million, respectively, partially offset by an increase of $25.8 million in new store sales which reflected the opening of 29 new stores, net of relocations, since January 1, 2007. Same store sales decreased 6.5% in the 39 weeks ended September 28, 2008 versus the 39 weeks ended September 30, 2007.

•
Our net sales also continue to be negatively impacted by the weakness in performance of the roller shoe product category, which declined $8.5 million from the same period last year. While we expected roller shoe sales comparisons to the prior year to remain weak during fiscal 2008, we have seen these negative comparisons diminish in magnitude over the first three quarters of fiscal 2008. We expect these negative comparisons to continue to diminish in magnitude in the fourth fiscal quarter of 2008. Sales of winter-related products were higher in the first quarter of fiscal 2008 than the prior year due to favorable weather conditions in our markets.

     Store count at September 28, 2008 was 372 versus 353 at September 30, 2007. We opened nine new stores, net of closures and relocations, in the 39 weeks ended September 28, 2008, and opened 10 new stores, net of closures and relocations, in the 39 weeks ended September 30, 2007. We expect to open approximately 18 new stores during fiscal 2008, net of closures and relocations.
     Gross Profit. Gross profit decreased by $15.7 million, or 6.8%, to $214.2 million, or 33.2% of net sales, in the 39 weeks ended September 28, 2008 from $229.9 million, or 34.5% of net sales, in the 39 weeks ended September 30, 2007. The decrease in gross profit was primarily attributable to the following:
•	Net sales decreased by $21.2 million in the 39 weeks ended September 28, 2008 compared to the same period last year.

•
Store occupancy costs increased by $5.1 million, or 102 basis points, year-over-year due primarily to new store openings, a second quarter pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years (see footnote 3 of table on page 23), and higher depreciation.

•
Product selling margins, which exclude buying, occupancy and distribution costs, decreased 20 basis points versus the same period in the prior year, primarily due to lower margins for winter-related products, roller shoes and certain other product categories and slightly more aggressive promotional pricing in an effort to drive sales and reduce merchandise inventory. Additionally, in fiscal 2008 we are experiencing increasing inflation in the purchase cost of our products which could impact future margins.

     Selling and Administrative Expense. Selling and administrative expense increased by $4.3 million to $193.6 million, or 30.0% of net sales, in the 39 weeks ended September 28, 2008 from $189.3 million, or 28.4% of net sales, in the same period last year. The increase in selling and administrative expense as a percentage of net sales compared to the same period last year reflects softer sales conditions. Store-related expenses, excluding occupancy, increased by $5.1 million, or 137 basis points as a percentage of net sales, due primarily to an increase in store count. Administrative expense decreased by $1.0 million, while remaining comparably flat as a percentage of net sales, from the prior year.
     Interest Expense. Interest expense decreased by $0.6 million, or 13.2%, to $3.9 million in the 39 weeks ended September 28, 2008 from $4.5 million in the same period last year. Although average debt levels increased approximately $18.3 million to $101.8 million in the 39 weeks ended September 28, 2008 from $83.5 million in the same period last year, the decrease in interest expense reflects lower average interest rates of approximately 190 basis points to 4.8% in the 39 weeks ended September 28, 2008 from 6.7% in the same period last year.
     Income Taxes. The provision for income taxes was $6.4 million for the 39 weeks ended September 28, 2008 and $14.2 million for the 39 weeks ended September 30, 2007, reflecting our lower pre-tax income. Our effective tax rate was 38.4% for the 39 weeks ended September 28, 2008 compared with 39.4% for the 39 weeks ended September 30, 2007. Our lower effective tax rate for the 39 weeks ended September 28, 2008 compared to the same period last year reflects the impact of lower pre-tax income on income tax credits for the current year and the year-to-date true-up of state income tax apportionment rates recorded in this year’s third quarter.

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
     We ended the 39 weeks ended September 28, 2008 with $3.0 million of cash and cash equivalents compared with $5.4 million at the end of the same period in fiscal 2007. Our cash flows from operating, investing and financing activities for the 39 weeks ended September 28, 2008 and September 30, 2007 were as follows:

	39 Weeks Ended
	September 28,	September 30,
	2008	2007
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$29,350	$14,556
Investing activities	(14,157)	(12,119)
Financing activities	(21,963)	(2,154)

(Decrease) increase in cash and cash equivalents	$(6,770)	$283

     Operating Activities. Net cash provided by operating activities for the 39 weeks ended September 28, 2008 and September 30, 2007 was $29.4 million and $14.6 million, respectively. The increase in cash provided by operating activities for the 39 weeks ended September 28, 2008 compared to the same period last year primarily reflects reduced funding for working capital, partially offset by lower net income for the period. The decrease in funding for working capital was primarily due to reduced purchases of merchandise inventory in the 39 weeks ended September 28, 2008 to better align inventory balances with weaker sales conditions. Favorable cash flow from operating activities was also provided through reduction of accounts receivable primarily for amounts due from vendors.
     Investing Activities. Net cash used in investing activities for the 39 weeks ended September 28, 2008 and September 30, 2007 was $14.2 million and $12.1 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods. Capital spending primarily reflects new store openings, store-related remodeling, distribution center and corporate headquarters costs and computer hardware and software purchases.
     Financing Activities. Net cash used in financing activities for the 39 weeks ended September 28, 2008 and September 30, 2007 was $22.0 million and $2.2 million, respectively. For the 39 weeks ended September 28, 2008, cash was used primarily to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends. For the 39 weeks ended September 30, 2007, cash provided by operations and from borrowings under our revolving credit facility was used to fund inventory purchases, capital expenditures, stock repurchases and dividend payments.
     As of September 28, 2008, we had revolving credit borrowings of $99.9 million and letter of credit commitments of $7.2 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $103.4 million and letter of credit commitments of $0.4 million outstanding as of December 30, 2007 and revolving credit borrowings of $95.1 million and letter of credit commitments of $4.5 million outstanding as of September 30, 2007.
     Quarterly dividend payments of $0.09 per share were paid in fiscal 2007 and the first three quarters of fiscal 2008. In the fourth quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on December 15, 2008 to stockholders of record as of November 28, 2008.
     Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.
     We repurchased 575,999 shares of our common stock for $5.1 million during the 39 weeks ended September 28, 2008 and repurchased 577,225 shares of our common stock for $12.1 million in the 39 weeks ended September 30, 2007. Since the inception of our initial share repurchase program in May 2006 through September 28, 2008, we have repurchased a total of 1,344,085 shares for $20.6 million. As of September 28, 2008, a total of $14.4 million remained available for share repurchases under our current share repurchase program.
     Future Capital Requirements. We had cash on hand of $3.0 million at September 28, 2008. We expect capital expenditures for the last quarter of fiscal 2008, excluding non-cash property and equipment acquisitions, to range from approximately $6.0 million to $7.0 million, primarily to fund the opening of approximately nine new stores, store-related remodeling, distribution center and corporate office improvements and computer hardware and software purchases. As of September 28, 2008, a total of $14.4 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements and the market price of our stock. In the fourth quarter of fiscal 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of outstanding common stock, which will be paid on December 15, 2008 to stockholders of record as of November 28, 2008.
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

     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, discontinue repurchasing our stock, suspend or reduce dividend payments or delay or forego expansion opportunities. We might not be able to effect successful alternative strategies on satisfactory terms, if at all.
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
     Issued and outstanding letters of credit were $7.2 million at September 28, 2008, and were related primarily to importing of merchandise and funding insurance program liabilities.
     We also have capital lease obligations which consist principally of leases for our distribution center delivery trailers and management information systems hardware. Included in our other liabilities is a contractual obligation to the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal of leasehold improvements from our stores upon termination of our store leases.
     Included in the Liquidity and Capital Resources section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 30, 2007 is a discussion of our future obligations and commitments as of December 30, 2007. In the first thirty-nine weeks of fiscal 2008, our revolving credit borrowings declined slightly from the end of fiscal 2007, and we entered into new operating lease agreements in relation to our store expansion and business operations. We do not believe that these operating leases would materially change our contractual obligations or commitments presented as of December 30, 2007.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
     Financing Agreement. On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million. In 2007 and 2008 the agreement was further amended to, among other things, adjust various definitions relating to availability under the agreement and revise certain covenants, including the fixed-charge coverage ratio requirement.
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
     Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend and certain other criteria are met, as more fully described in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in this report. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to our previous filings with the SEC. We are currently in compliance with all covenants under our financing agreement. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, the lenders may (i) require us to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate our debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

SEASONALITY AND IMPACT OF INFLATION
     We experience seasonal fluctuations in our net sales and operating results and typically generate higher sales in the fourth quarter, which includes the holiday selling season as well as the winter sports selling season. As a result, we incur significant additional expense in the fourth quarter due to normally higher purchase volumes and increased staffing. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our net sales can decline, resulting in excess inventory, which can harm our financial performance.
     In fiscal 2008, we are experiencing increasing inflation in the purchase cost of our products. If we are unable to adjust our selling prices, our product selling margins will decline, which could adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for fiscal 2007.
CRITICAL ACCOUNTING ESTIMATES
     As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, we consider our estimates on inventory valuation, vendor allowances, impairment of long-lived assets and goodwill, stock-based compensation and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 28, 2008.
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

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approved the PCAOB amendments to AU Section 411 on September 16, 2008; therefore, SFAS No. 162 becomes effective November 15, 2008. We do not expect the adoption of SFAS No. 162 to have a material impact on our interim unaudited condensed consolidated financial statements.
FORWARD-LOOKING STATEMENTS
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow or increased costs related to distribution center operations, changes in interest rates, credit availability and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, “Risk Factors” in this report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR or JP Morgan Chase Bank prime rate were to change 1.0% as compared to the rate at September 28, 2008, our interest expense would change approximately $1.0 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at September 28, 2008. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.

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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended September 28, 2008, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
     Except as set forth below, there have been no material changes to the risk factors identified in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
     The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations, as well as our lenders.
     The retail industry can be greatly affected by macro-economic factors, including changes in national, regional, and local economic conditions, as well as consumers’ perceptions of such economic factors. These factors, including employment levels, income, prices, and credit availability and interest rates affecting consumers, could adversely affect consumer spending patterns. As discussed in this and prior reports, the consumer environment has been particularly challenging over the last several quarters. The recent disruptions in the overall economy and financial markets could further reduce consumer income, liquidity, credit and confidence in the economy, and result in further reductions in consumer spending. Further deterioration of the consumer spending environment would be harmful to our financial position and results of operations, could adversely affect our ability to comply with our covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.
     Recently, worldwide capital and credit markets have seen nearly unprecedented volatility, which has impacted the ability of several financial institutions to meet their obligations. Based on information available to us, all of the lenders under our credit facility are currently able to fulfill their commitments thereunder. However, there can be no assurance that our lenders will be able to fulfill their funding obligations in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended September 28, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value)
			as Part of	of Shares that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Fiscal Period	Purchased	per Share	Programs	or Programs

June 30 — July 27	85,757	$7.05	85,757	$14,391,000
July 28 — August 24	—	—	—	$14,391,000
August 25 — September 28	—	—	—	$14,391,000

Total	85,757	$7.05	85,757	$14,391,000

(1)
The Company repurchased 575,999 shares of its common stock for $5.1 million during the 39 weeks ended September 28, 2008 and repurchased 577,225 shares of its common stock for $12.1 million during the 39 weeks ended September 30, 2007. The current share repurchase program was announced on November 1, 2007. The current program authorizes the repurchase of the Company’s common stock for amounts totaling $20.0 million, and the Company has repurchased 607,342 shares (for a total of $5.6 million) pursuant to that authorization through September 28, 2008. As of September 28, 2008, a total of $14.4 million remained available for share repurchases under the Company’s current share repurchase program. Since the inception of its initial share repurchase program in May 2006 through September 28, 2008, the Company has repurchased a total of 1,344,085 shares for $20.6 million. The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. Generally, as long as there is no default or event of default under the Company’s financing agreement, Big 5 Corp. may make distributions to the Company of up to $15.0 million per year (and up to $5.0 million per quarter) for any purpose (including dividends or stock repurchases) and may make additional distributions for the purpose of paying Company dividends or repurchasing Company common stock if Big 5 Corp. will have post-dividend liquidity (as defined in the financing agreement) of at least $30 million.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits
     (a) Exhibits

Exhibit Number	Description of Document

10.1	Form of Stock Option Grant Notice and Stock Option Agreement for use with the 2007 Equity and Performance Incentive Plan (1)
10.2	Notice of Amendment of Stock Option Terms (1)
15.1	Independent Auditors’ Awareness Letter Regarding Unaudited Interim Financial Statements
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 1, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: November 4, 2008	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 4, 2008	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)