Form 10-K
period 2008-12-28
BIG 5 SPORTING GOODS CORP
filed 2009-02-27
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $63,068,367 as of June 29, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 29, 2008. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,520,792 shares of common stock outstanding at February 20, 2009.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2009 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability, higher costs associated with current and new sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, Risk Factors, in this report and other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission (“SEC”). We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we”, “our”, “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 381 stores in 11 states under the “Big 5 Sporting Goods” name at December 28, 2008. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

We believe that over our 54-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Coleman, Under Armour and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

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

In 2002, we completed an initial public offering of our common stock and used the proceeds from that offering, together with credit facility borrowings, to repurchase outstanding high-yield debt and preferred stock, fund management bonuses and repurchase common stock from non-executive employees.

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience”, of this Annual Report on Form 10-K. In fiscal 2008, we generated net sales of $864.7 million, operating income of $27.6 million, net income of $13.9 million and diluted earnings per share of $0.64.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 97 stores, an average of approximately 19 new stores annually, of which 66% were outside of California. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores		Number of Stores
Year	California	Markets	Total	Relocated(1)	Stores Closed	at Period End

2004	6	12	18	(2)	—	309
2005	7	11	18	(2)	(1)	324
2006	7	12	19	—	—	343
2007	6	17	23	(3)	—	363
2008	7	12	19	(1)	—	381

(1)	All stores relocated in the table above were in California, except for one store that was relocated in Arizona in fiscal 2004.

Our store format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 50,000 people. Our 11,000 square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

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

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We have identified numerous expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles. However, given the challenging macroeconomic environment, we currently plan to slow our store expansion efforts and we expect our fiscal 2009 store openings to be substantially lower than in previous years.

Management Experience

We believe the experience, commitment and tenure of our professional staff drive our strong execution and historical operating performance and give us a substantial competitive advantage. The table below describes the tenure of our professional staff in some of our key functional areas as of December 28, 2008:

		Average
	Number of	Number of
	Employees	Years With Us

Senior Management	7	27
Vice Presidents	10	20
Buyers	16	21
Store District / Regional Supervisors	42	20
Store Managers	381	9

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

The following five-year table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as fishing rods and golf clubs, as a percentage of net sales:

	Fiscal Year
	2008	2007	2006	2005	2004

Soft Goods
Athletic and sport apparel	17.3%	16.8%	17.1%	16.1%	16.2%
Athletic and sport footwear	29.2	29.8	29.9	30.4	30.5

Total soft goods	46.5	46.6	47.0	46.5	46.7
Hard goods	53.5	53.4	53.0	53.5	53.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

We also offer a variety of private label merchandise to complement our branded product offerings. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under our owned labels, including Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel, in addition to labels licensed from a third party, including Body Glove, Hi-Tec, Maui & Sons and Avet.

Through our 54 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

We experience seasonal fluctuations in our net sales and operating results and typically generate higher operating income in the fourth quarter, which includes the holiday selling season as well as the winter sports selling season. As a result, we typically incur significant additional expense in the fourth quarter due to normally higher purchase volumes and increased staffing. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our net sales can decline, resulting in excess inventory, which can harm our financial performance. Because a larger portion of our operating income is typically derived from our fourth quarter net sales, a shortfall from expected fourth quarter net sales can negatively impact our annual operating results.

Our buyers, who average 21 years of experience with us, work closely with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

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

We use our own professional in-house advertising staff to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management with the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in approximately 200 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

In June 2008, we launched an email marketing program which provides for customer subscriptions via our website that enable our customers upon subscribing to download discount coupons and enjoy other promotional offers.

Vendor Relationships

We have developed strong vendor relationships over the past 54 years. We currently purchase merchandise from over 700 vendors. In fiscal 2008, only one vendor represented greater than 5% of total purchases, at 6.1%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that report aggregated sales information throughout the day, support merchandise management, inventory receiving and distribution functions and provide pertinent information for financial reporting. The management information systems also include networks that connect all system users to the main host system, electronic mail and other related enterprise applications. The main host system and our stores’ point-of-sale registers are linked by a network that provides satellite communications for purchasing card (i.e., credit and debit card) authorization and processing, as well as daily polling of sales and merchandise movement at the store level. This wide area network also provides stable communications for the stores to access valuable tools for collaboration, workforce management and corporate communications. We believe our management information systems are effectively supporting our current operations and provide a foundation for future growth.

Distribution

In fiscal 2006, we completed the transition to a distribution center located in Riverside, California, that now services all of our stores. The facility has approximately 953,000 square feet of storage and office space. The distribution center warehouse management system is fully integrated with our management information systems and provides improved warehousing and distribution capabilities. We distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers. Our lease for the distribution center, which was entered into on April 14, 2004, has an initial term of 10 years and includes three additional five-year renewal options.

Industry and Competition

The retail market for sporting goods is highly competitive. In general, competition tends to fall into the following five basic categories:

Sporting Goods Superstores.  Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations. These stores emphasize high volume sales and a large number of stock-keeping units. Examples include Academy Sports & Outdoors, Dick’s Sporting Goods, Joe’s Sports & Outdoor, The Sports Authority and Sport Chalet.

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

Specialty Sporting Goods Stores.  Specialty sporting goods retailers are stores that typically carry a wide assortment of one specific product category, such as athletic shoes, golf, or outdoor equipment. Examples of these retailers include Bass Pro Shops, Foot Locker, Gander Mountain, Golfsmith and REI. This category also includes pro shops that often are single-store operations.

Mass Merchandisers.  This category includes discount retailers such as Kmart, Target and Wal-Mart and department stores such as JC Penney, Kohl’s and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or on free-standing sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers.

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

Employees

We manage our stores through regional, district and store-based personnel. Field supervision is led by six regional supervisors who report directly to the Vice President of Store Operations and who oversee 36 district supervisors. The district supervisors are each responsible for an average of 11 stores. Each of our stores has a store manager who is responsible for all aspects of store operations and who reports directly to a district supervisor. In addition, each store has at least two assistant managers and a complement of appropriate full and part-time associates to match the store’s sales volume.

As of December 28, 2008, we had over 8,900 active full and part-time employees, reduced from over 9,500 employees as of December 30, 2007. This reduction in the number of employees during fiscal 2008 was due largely to a nine percent reduction in the number of full-time employees, which we achieved through managed attrition, and our alignment of part-time store labor to sales levels. The Steel, Paper House, Chemical Drivers & Helpers, Local Union 578, affiliated with the International Brotherhood of Teamsters, represents approximately 475 hourly employees in our distribution center and select stores. In November 2007, we negotiated a five-year contract with Local 578 for our distribution center employees, and in December 2007, we negotiated a five-year contract with Local 578 for our store employees. Both contracts were retroactive to September 1, 2007 and expire on August 31, 2012. We have not had a strike or work stoppage in over 27 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

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

We also provide unique opportunities for our employees to gain knowledge about our products. These opportunities have historically included “hands-on” training seminars and a biennial sporting goods product exposition. At the sporting goods product exposition, our vendors set up booths where full-time store employees receive intensive training on the products we carry. This event has proven successful for both training and motivating our employees.

Description of Service Marks and Trademarks

We use the Big 5 and Big 5 Sporting Goods names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2013, respectively. We have also registered the names Court Casuals, Golden Bear, Pacifica and Rugged Exposure as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2013 to 2017.

ITEM 1A.	RISK FACTORS

An investment in the Company entails risks and uncertainties including the following. You should carefully consider these risk factors when evaluating any investment in the Company. Any of these risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on our business, prospects, financial condition or results of operations or on the price of our common stock.

Risks Related to Our Business and Industry

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations, as well as our lenders.

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, income, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. We are experiencing increased inflationary pressure on our product costs. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions.

As discussed in this and prior reports, the consumer environment has been particularly challenging over the last several quarters. We believe the recent disruptions in the overall economy and financial markets have further deteriorated the consumer spending environment and could continue to reduce consumer income, liquidity, credit and confidence in the economy, and could result in further reductions in consumer spending. Further deterioration of the consumer spending environment would be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past. Government responses to the disruptions in the financial markets may not restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

Recently, worldwide capital and credit markets have seen nearly unprecedented volatility, which has impacted the ability of several financial institutions to meet their obligations. Based on information available to us, all of the lenders under our financing agreement are currently able to fulfill their commitments thereunder. However, circumstances could arise that may impact their ability to fund their obligations in the future.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	sporting goods superstores, such as Academy Sports & Outdoors, Dick’s Sporting Goods, Joe’s Sports & Outdoor, The Sports Authority and Sport Chalet;

•	traditional sporting goods stores and chains, such as Hibbett Sports and Modell’s;

•	specialty sporting goods shops and pro shops, such as Bass Pro Shops, Foot Locker, Gander Mountain, Golfsmith and REI;

•	mass merchandisers, discount stores and department stores, such as JC Penney, Kmart, Kohl’s, Sears, Target and Wal-Mart; and

•	catalog and Internet-based retailers.

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

Our quarterly net sales and operating results, reported and expected, can fluctuate substantially, which may adversely affect the market price of our common stock.

Our net and same store sales and results of operations, reported and expected, have fluctuated in the past and will vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. A number of factors, many of which are outside our control, have historically caused and will continue to cause, variations in our quarterly net and same store sales and operating results, including changes in consumer demand for our products, competition in our markets, changes in pricing or other actions taken by our competitors, weather conditions in our markets, natural disasters, litigation, changes in accounting standards, changes in management’s accounting estimates or assumptions and economic conditions, including those specific to our western markets.

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2008 we operated approximately 30% more stores than we did at the end of fiscal 2003. Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

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

Increased costs or declines in the effectiveness of print advertising, or a reduction in publishers of print advertising, could cause our operating results to suffer.

Our business relies heavily on print advertising. We utilize print advertising programs that include newspaper inserts, direct mailers and courier-delivered inserts in order to effectively deliver our message to our targeted markets. Newspaper circulation and readership has been declining, which could limit the number of people who receive or read our advertisements. Additionally, declining newspaper demand and the weak macroeconomic environment are adversely impacting newspaper publishers and could jeopardize their ability to operate, which could restrict our ability to advertise in the manner we have in the past. If we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer. In addition, an increase in the cost of print advertising, paper or postal or other delivery fees could increase the cost of our advertising and adversely affect our operating results.

Because our stores are concentrated in the western United States, we are subject to regional risks.

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions (such as those that occurred in the winter of 2005-2006), inclement weather (such as the unusually heavy rains that occurred in the winter of 2004-2005) or other localized conditions such as flooding, fires (such as those that occurred in 2007 and 2008), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to implement our planned expansion program.

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

Our success, in particular our ability to successfully manage inventory levels and process customer transactions, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory at the store level and aggregate daily sales information, communicate customer information and process purchasing card transactions, process shipments of goods and report financial information. These systems and our operations are vulnerable to damage or interruption from:

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

We purchase merchandise from over 700 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2008, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.6% of our total purchases during fiscal 2008. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, we may be unable to obtain sufficient quantities of products to satisfy our requirements or our cost of obtaining products may increase. In addition, to the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally allowed or commonly accepted in the United States (such as the high lead content found in several products manufactured abroad during the past few years), we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

Disruptions in transportation, including disruptions at shipping ports through which our products are imported, could prevent us from timely distribution and delivery of inventory, which could reduce our net sales and profitability.

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

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our operating results.

We rely upon various means of transportation, including sea and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores. Consequently, our results can vary depending upon the price of fuel. Although the price of oil has recently fallen, the price of oil has fluctuated drastically over the last few years, and may rapidly increase again, which would sharply increase our fuel costs. In addition, efforts to combat climate change through reduction of green house gases may result in higher fuel costs through taxation or other means. Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.

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

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, profitability and financial condition. Terrorist attacks could also have a significant impact on ports or international shipping on which we are substantially dependent for the supply of much of the merchandise we sell. Our corporate headquarters is located near Los Angeles International Airport and the Port of Los Angeles, which have been identified as potential terrorism targets. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. Military action taken in response to such attacks could also have a short or long-term negative economic impact upon the financial markets, international shipping and our business in general.

Risks Related to Our Capital Structure

We are leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing.

As of December 28, 2008, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $101.4 million. Our leveraged financial position means:

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

If we fail to make any required payment under our financing agreement, our debt payments may be accelerated under this instrument. In addition, in the event of bankruptcy, insolvency or a material breach of any covenant contained in our financing agreement, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

The level of our indebtedness, and our ability to service our indebtedness, is directly affected by our cash flow from operations. If we are unable to generate sufficient cash flow from operations to meet our obligations, commitments and covenants of our financing agreement, we may be required to refinance or restructure our indebtedness, raise additional debt or equity capital, sell material assets or operations, delay or forego expansion opportunities, or cease or curtail our quarterly dividends or share repurchase plans. These alternative strategies might not be effected on satisfactory terms, if at all.

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

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities. Some of these laws and regulations include:

•	laws and regulations governing the manner in which we advertise or sell our products;

•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearms and ammunition;

•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;

•	laws and regulations governing consumer products, such as the lead and phthalate restrictions included in the federal Consumer Product Safety Improvement Act and similar state laws;

•	labor and employment laws, such as minimum wage or living wage laws, wage and hour laws and laws requiring mandatory health insurance for employees; and

•	U.S. customs laws and regulations pertaining to proper item classification, quotas and payment of duties and tariffs.

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

In particular, we sell products manufactured by third parties, some of which may or may not be defective. Many such products are manufactured overseas, particularly in China, Taiwan and South Korea, which may increase our risk that such products may be defective (such as, for example, in the cases of products reported over the past few years to have high lead content). If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. In addition, our products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous sporting goods and other articles. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our financial condition and operating results.

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

We currently pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. For example, as discussed elsewhere herein, due to the nearly unprecedented downturn in the economy, we have recently reduced our quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. A change in our dividend policy could have a negative effect on our stock price.

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

Properties

Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, where we lease approximately 55,000 square feet of office and adjoining retail space. The lease is scheduled to expire on February 28, 2011 and provides us with one five-year renewal option.

In April 2004, we signed a lease agreement for a distribution facility in order to facilitate our store growth and to replace our Fontana, California distribution center. The distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center has an initial term of ten years and includes three additional five-year renewal options.

We lease all but one of our retail store sites. Most of our store leases contain multiple fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 31 years. Of the total store leases, 25 leases are due to expire in the next five years without renewal options.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 26.5 million sales transactions and an average transaction size of approximately $33 in fiscal 2008. The following table details our store locations by state as of December 28, 2008:

	Year	Number	Percentage of Total
State	Entered	of Stores	Number of Stores

California	1955	194	50.8%
Washington	1984	43	11.3
Arizona	1993	33	8.7
Oregon	1995	22	5.8
Colorado	2001	21	5.5
Utah	1997	16	4.2
New Mexico	1995	15	3.9
Nevada	1978	14	3.7
Texas	1995	11	2.9
Idaho	1994	11	2.9
Oklahoma	2007	1	0.3

Total		381	100.0%

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store sales per square foot of approximately $213 for fiscal 2008. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

ITEM 3.	LEGAL PROCEEDINGS

On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs, of unspecified amounts. The plaintiff in the Gonzalez case also seeks, on behalf of the class members, unspecified amounts of general damages, special damages, exemplary or punitive damages and disgorgement of profits. On October 7, 2008, the California Superior Court in the County of San Diego dismissed the Gonzalez case with prejudice. On February 20, 2009, the same court denied plaintiff’s Motion for Reconsideration of such dismissal. The dismissal may still be appealed by the plaintiff in that case. On December 9, 2008, the California Superior Court in the County

of Los Angeles dismissed the Zimerman case with prejudice. On February 3, 2009, the plaintiff in the Zimerman case filed a Notice of Appeal of the dismissal. The Company believes that each complaint is without merit and intends to defend each suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome in either case or to estimate a range of potential loss in the event of an unfavorable outcome in either case at the present time. If either case is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share, currently trades on The NASDAQ Stock Market LLC. It trades under the symbol “BGFV”. The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2008 and 2007:

	2008		2007
Fiscal Period	High	Low	High	Low

First Quarter	$14.42	$7.83	$25.97	$23.37
Second Quarter	$9.59	$7.70	$27.06	$24.07
Third Quarter	$10.91	$6.93	$25.79	$18.70
Fourth Quarter	$10.41	$3.30	$19.22	$14.25

As of February 20, 2009, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $5.89.

As of February 20, 2009, there were 21,520,792 shares of common stock outstanding held by approximately 200 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2004, 2005, 2006, 2007 and 2008. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

*	$100 invested on 12/28/03 in stock & 12/31/03 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. The Company’s Board of Directors authorized dividends at an annual rate of $0.36 per share of outstanding common stock and quarterly dividend payments of $0.09 per share were paid in fiscal 2007 and 2008. Due to the nearly unprecedented downturn in the economy, the

Company’s Board of Directors has reduced the Company’s quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share. This decision is consistent with the Company’s objective to utilize its capital to maintain a healthy financial condition during these challenging economic times. The quarterly cash dividend of $0.05 per share of outstanding common stock will be paid on March 20, 2009 to stockholders of record as of March 6, 2009.

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

Issuer Repurchases

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended December 28, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES(1)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

September 29 - October 26	25,000	$7.35	25,000	$14,207,000
October 27 - November 23	—	—	—	14,207,000
November 24 - December 28	—	—	—	14,207,000

Total	25,000	$7.35	25,000	$14,207,000

(1)	The Company repurchased 600,999 shares of its common stock for $5.3 million during the fiscal year ended December 28, 2008. The current share repurchase program was announced on November 1, 2007. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. The current program authorizes the repurchase of the Company’s common stock for amounts totaling $20.0 million, and the Company has repurchased 632,342 shares of its common stock for $5.8 million, pursuant to that authorization through December 28, 2008. As of December 28, 2008, a total of $14.2 million remained available for share repurchases under the Company’s current share repurchase program. Since the inception of its initial share repurchase program in May 2006 through December 28, 2008, the Company has repurchased a total of 1,369,085 shares for $20.8 million. The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. Generally, as long as there is no default or event of default under the Company’s financing agreement, Big 5 Corp. may make distributions to the Company of up to $15.0 million per year (and up to $5.0 million per quarter) for any purpose (including dividends or stock repurchases) and may make additional distributions for the purpose of paying Company dividends or repurchasing Company common stock if Big 5 Corp. will have post-dividend liquidity (as defined in the financing agreement) of at least $30 million.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 28, 2008

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The “Statement of Operations Data” and the “Balance Sheet Data” for all years presented below have been derived from our audited consolidated financial statements. Selected consolidated financial data under the captions “Store Data” and “Other Financial Data” have been derived from the unaudited internal records of our operations. The information contained in these tables should be read in conjunction with our consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year(1)
	2008		2007		2006		2005		2004
	(Dollars and shares in thousands, except per share and certain store data)

Statement of Operations Data:
Net sales	$864,650		$898,292		$876,805		$813,978		$782,215
Cost of sales(2)(3)	579,165		589,150		575,577		534,155		503,069

Gross profit(2)	285,485		309,142		301,228		279,823		279,146
Selling and administrative expense(2)(4)	257,883		256,180		242,769		229,980		214,941

Operating income	27,602		52,962		58,459		49,843		64,205
Premium and unamortized financing fees related to redemption of debt	—		—		—		—		2,067
Other income	—		—		—		(1,462)		—
Interest expense	5,198		6,614		7,516		5,839		6,841

Income before income taxes	22,404		46,348		50,943		45,466		55,297
Income taxes	8,500		18,257		20,108		17,927		21,778

Net income(5)	$13,904		$28,091		$30,835		$27,539		$33,519

Earnings per share:
Basic	$0.64		$1.25		$1.36		$1.21		$1.48

Diluted	$0.64		$1.25		$1.35		$1.21		$1.47

Dividends per share	$0.36		$0.36		$0.34		$0.28		$0.07
Weighted-average shares of common stock outstanding:
Basic	21,608		22,465		22,691		22,680		22,669

Diluted	21,619		22,559		22,795		22,802		22,792

Store Data:
Same store sales (decrease) increase(6)	(7.0)%		(1.0)%		4.0%		2.4%		3.9%
Same store sales per square foot (in dollars)(7)	$213		$233		$242		$238		$238
End of period stores	381		363		343		324		309
End of period same stores	339		321		305		287		272
Same store sales per store(8)	$2,393		$2,625		$2,708		$2,657		$2,652
Other Financial Data:
Depreciation and amortization	$19,135		$17,687		$17,115		$15,526		$12,296
Capital expenditures(9)	$20,447		$20,769		$18,209		$34,680		$21,445
Inventory turns(10)	2.4	x	2.3	x	2.4	x	2.4	x	2.5	x
Balance Sheet Data:
Cash and cash equivalents	$9,058		$9,741		$5,145		$6,054		$6,746
Working capital(11)	$129,282		$133,034		$101,549		$93,145		$72,531
Total assets	$388,357		$403,923		$367,679		$352,983		$312,677
Long-term debt and capital leases, less current portion	$99,447		$105,648		$80,078		$93,288		$78,054
Stockholders’ equity	$111,800		$109,155		$100,460		$75,671		$54,276

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. Fiscal 2008, 2007, 2006 and 2005 consisted of 52 weeks and fiscal 2004 consisted of 53 weeks.

(2)	Historically, we have presented total depreciation and amortization expense separately on the face of our consolidated statement of operations and our corporate headquarters’ occupancy costs within cost of sales. In the fourth quarter of fiscal 2007, we changed our classification of distribution center and store occupancy depreciation and amortization expense to cost of sales and store equipment and corporate headquarters’ depreciation and amortization expense to selling and administrative expense. Depreciation and amortization expense is no longer presented separately in the consolidated statement of operations. The corporate headquarters’ occupancy costs are now included in selling and administrative expense. As presented in our Annual Report on Form 10-K for the year ended December 30, 2007, we reclassified our prior period consolidated statements of operations to conform to the change in presentation which increased cost of sales and decreased gross profit by $9.7 million, $8.4 million and $6.4 million for fiscal 2006, 2005 and 2004, respectively, and increased selling and administrative expense by $7.4 million, $7.1 million and $5.9 million for fiscal 2006, 2005 and 2004, respectively, from amounts previously reported. This reclassification had no effect on our previously reported operating or net income, consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements for any of the years presented.

(3)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(4)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(5)	Lower net income for fiscal 2008 and fiscal 2007 reflects lower sales due to deteriorating macroeconomic conditions and continued uncertainty in the financial sector. Lower net income for fiscal 2005 reflects costs for commencement of operations at our new larger distribution center and costs associated with the restatement of our prior period consolidated financial statements.

(6)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons. Fiscal 2008 and 2007 reflect deteriorating macroeconomic conditions and continued uncertainty in the financial sector, which resulted in negative same store sales for both fiscal periods.

(7)	Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores. Fiscal 2008 and 2007 reflect deteriorating macroeconomic conditions and continued uncertainty in the financial sector.

(8)	Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count. Fiscal 2008 and 2007 reflect deteriorating macroeconomic conditions and continued uncertainty in the financial sector.

(9)	Higher capital expenditures in fiscal 2005 reflect amounts paid for a new distribution center.

(10)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(11)	Working capital is defined as current assets less current liabilities. In the second quarter of fiscal 2008, the Company reclassified approximately $5.1 million of workers’ compensation reserves from accrued expenses to other long-term liabilities on the consolidated balance sheet as of December 30, 2007. Additionally, the Company reclassified approximately $2.0 million of the related deferred income tax assets from current deferred income tax assets to long-term deferred income tax assets on the consolidated balance sheet as of December 30, 2007. This reclassification increased working capital for fiscal 2008 and 2007 by $3.1 million, but had no effect on the Company’s previously reported consolidated statements of operations or consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements. Working capital in fiscal 2007 was impacted by higher inventory levels at the end of the year associated with lower than anticipated sales for the fourth quarter of fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, our fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 are referred to as fiscal 2008, 2007 and 2006, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2008, 2007 and 2006 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading sporting goods retailer in the western United States, operating 381 stores in 11 states under the name “Big 5 Sporting Goods” at December 28, 2008. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

We believe that over our 54-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including Nike, Reebok, adidas, New Balance, Wilson, Coleman, Under Armour and Columbia. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

Throughout our history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2008	2007	2006

Big 5 Sporting Goods stores:
Beginning of period	363	343	324
New stores(1)	19	23	19
Stores relocated	(1)	(3)	—
Stores closed	—	—	—

End of period	381	363	343

New stores opened per year, net	18	20	19

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

The combination of deteriorating macroeconomic conditions and continued uncertainty in the financial sector resulted in a difficult environment for retailers. Our results for fiscal 2008 reflect this economic downturn. The U.S. economy is in a recession, and if the Emergency Economic Stabilization Act of 2008 and other measures implemented, or to be implemented, by the federal and state governments fail to stimulate an economic recovery, a prolonged economic downturn could occur.

•	Net income for fiscal 2008 declined 50.5% to $13.9 million, or $0.64 per diluted share, compared to $28.1 million, or $1.25 per diluted share, for fiscal 2007. The decline was driven primarily by lower sales levels, including a reduction in same store sales of 7.0%. Additionally, selling and administrative expense was higher as a percentage of net sales, the effect of which was partially offset by lower interest expense as a percentage of net sales.

•	Net sales for fiscal 2008 decreased 3.7% to $864.7 million. The decline in net sales was primarily attributable to a decrease of $61.0 million in same store sales and $5.7 million in closed store sales, offset by an increase of $33.8 million in new store sales.

•	Gross profit for fiscal 2008 represented 33.0% of net sales, which was approximately 140 basis points lower than the prior year. Merchandise margins were approximately 25 basis points lower than last year and store occupancy expense was higher due primarily to new store openings.

•	Selling and administrative expense as a percentage of net sales for fiscal 2008 increased by approximately 130 basis points to 29.8%. The increase was due mainly to lower sales levels combined with higher costs related to new store openings, offset by lower advertising expense.

•	Operating income for fiscal 2008 declined 47.9% to $27.6 million, or 3.2% of net sales, compared to $53.0 million, or 5.9% of net sales, for fiscal 2007. Operating income was adversely impacted by the decline in net sales. The decrease as a percentage of net sales was primarily due to a lower gross profit margin and higher selling and administrative expense as a percentage of net sales compared to the prior year.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2008		2007		2006
	(Dollars in thousands)

Statement of Operations Data:
Net sales	$864,650	100.0%	$898,292	100.0%	$876,805	100.0%
Cost of sales(1)(2)	579,165	67.0	589,150	65.6	575,577	65.6

Gross profit(2)	285,485	33.0	309,142	34.4	301,228	34.4
Selling and administrative expense(3)	257,883	29.8	256,180	28.5	242,769	27.7

Operating income	27,602	3.2	52,962	5.9	58,459	6.7
Interest expense	5,198	0.6	6,614	0.7	7,516	0.9

Income before income taxes	22,404	2.6	46,348	5.2	50,943	5.8
Income taxes	8,500	1.0	18,257	2.1	20,108	2.3

Net income(2)	$13,904	1.6%	$28,091	3.1%	$30,835	3.5%

Other Financial Data:
Net sales change		(3.7)%		2.5%		7.7%
Same store sales change(4)		(7.0)%		(1.0)%		4.0%
Net income change(5)		(50.5)%		(8.9)%		12.0%

(1)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)	In the second quarter of fiscal 2008, we recorded a pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ and current year consolidated financial statements.

(3)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(4)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons.

(5)	Lower net income for fiscal 2008 and fiscal 2007 primarily reflects the deterioration of macroeconomic conditions and continued uncertainty in the financial sector, which weakened consumer demand within the retail industry and contributed to our lower net sales.

Fiscal 2008 Compared to Fiscal 2007

Net Sales.  Net sales decreased by $33.6 million, or 3.7%, to $864.7 million for fiscal 2008 from $898.3 million for fiscal 2007. The decline in net sales was primarily attributable to the following:

•	Net sales for fiscal 2008 continued to be impacted by the challenging consumer environment that began in fiscal 2007, which has resulted in lower customer traffic into our retail stores. This challenging consumer environment is continuing into fiscal 2009.

•	Same store sales and closed store sales decreased by $61.0 million and $5.7 million, respectively, which was partially offset by an increase of $33.8 million in new store sales. The increase in new store sales reflected the opening of 38 new stores, net of closures and relocations, since December 31, 2006. Same store sales decreased 7.0% for fiscal 2008 compared with fiscal 2007.

•	Our net sales were also negatively impacted by weakness in the performance of the roller shoe product category, which declined $10.3 million from the prior year. We do not expect the roller shoe negative sales comparisons to the prior year to be significant in fiscal 2009.

Store count at the end of fiscal 2008 was 381 versus 363 at the end of fiscal 2007. We opened 18 new stores, net of closures and relocations, in fiscal 2008, and opened 20 new stores, net of closures and relocations, in fiscal 2007. We expect new store openings in fiscal 2009 to be substantially lower than fiscal 2008 due to the continued challenging consumer environment.

Gross Profit.  Gross profit decreased by $23.6 million, or 7.7%, to $285.5 million, or 33.0% of net sales, in fiscal 2008 from $309.1 million, or 34.4% of net sales, in fiscal 2007. The decrease in gross profit was primarily attributable to the following:

•	Net sales decreased by $33.6 million in fiscal 2008 compared to the prior year.

•	Store occupancy costs for fiscal 2008 increased by $5.9 million, or 95 basis points, due mainly to new store openings, a second quarter pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years, and higher depreciation.

•	Merchandise margins for fiscal 2008 decreased by approximately 25 basis points versus fiscal 2007, primarily due to lower margins for winter-related products, roller shoes and certain other product categories and slightly more aggressive promotional pricing in an effort to drive sales and reduce merchandise inventory. Additionally, in fiscal 2008 we experienced increasing inflation in the purchase cost of our products which could impact future margins.

Selling and Administrative Expense.  Selling and administrative expense increased by $1.7 million, or 0.7%, to $257.9 million, or 29.8% of net sales, in fiscal 2008 from $256.2 million, or 28.5% of net sales, in fiscal 2007. The increase in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $4.7 million, or 123 basis points, due primarily to higher labor and operating costs to support the increase in store count.

•	Administrative expense for fiscal 2008 decreased by $1.7 million, primarily reflecting reductions in employee compensation and benefits-related costs.

•	Advertising expense for fiscal 2008 decreased by $1.3 million as a result of more selective promotional activities.

•	The increase in selling and administrative expense as a percentage of net sales for fiscal 2008 compared to fiscal 2007 is due in part to softer sales conditions in fiscal 2008.

Interest Expense.  Interest expense decreased by $1.4 million, or 21.4%, to $5.2 million in fiscal 2008 from $6.6 million in fiscal 2007. The decrease in interest expense primarily reflects a reduction in average interest rates of 215 basis points to 4.5% during fiscal 2008, offset by higher average debt levels of approximately $14.1 million in fiscal 2008.

Income Taxes.  The provision for income taxes was $8.5 million for fiscal 2008 compared with $18.3 million for fiscal 2007, reflecting our lower pre-tax income. Our effective tax rate was 37.9% for fiscal 2008 compared with 39.4% for fiscal 2007. Our lower effective tax rate for fiscal 2008 compared to the prior year primarily reflects the impact of lower pre-tax income on income tax credits for the current year.

Fiscal 2007 Compared to Fiscal 2006

Net Sales.  Net sales increased by $21.5 million, or 2.5%, to $898.3 million for fiscal 2007 from $876.8 million for fiscal 2006. The growth in net sales was primarily attributable to an increase of $37.0 million in new store sales, offset by a decrease of $9.5 million in same store sales and $7.4 million in closed store sales. The increase in new store sales reflected the opening of 39 new stores, net of closures and relocations, since January 1, 2006. Same store sales decreased 1.0% for fiscal 2007 compared with fiscal 2006. This decrease in same store sales for fiscal 2007 was primarily attributable to a challenging consumer environment impacted by high gas prices, increased home mortgage defaults and other macroeconomic concerns, which in turn weakened customer traffic into our retail stores. This challenging consumer environment continued into fiscal 2008. Additionally, our 2007 net sales results reflected a significant deterioration in the performance of the roller shoe product category, which declined approximately $3.6 million from the prior year. Roller shoe sales continued to weaken in fiscal 2008. We opened 20 new stores, net of closures and relocations, in fiscal 2007, increasing our store count at the end of fiscal 2007 to 363 versus 343 at the end of fiscal 2006.

Gross Profit.  Gross profit increased by $7.9 million, or 2.6%, to $309.1 million, or 34.4% of net sales, in fiscal 2007 from $301.2 million, or 34.4% of net sales, in fiscal 2006. The increase in gross profit was primarily attributable to the following:

•	Merchandise margins for fiscal 2007 increased approximately 10 basis points versus fiscal 2006, primarily due to sales of winter merchandise earlier in the winter season at higher margins and improved margins for various other product categories. Margins in fiscal 2007 for the roller shoe product category were lower versus the prior year and continued to decline in fiscal 2008.

•	Distribution center costs for fiscal 2007 decreased by $3.9 million, or 57 basis points, due primarily to additional costs in the first quarter of fiscal 2006 associated with completing the transition to our new distribution center and operational efficiencies realized in fiscal 2007 in our new distribution center. Distribution center costs capitalized into inventory for fiscal 2007 decreased by $3.2 million, or 36 basis points, due primarily to higher costs in the prior year associated with the transition to our new larger distribution center.

•	Store occupancy costs for fiscal 2007 increased by $4.1 million, or 29 basis points, due mainly to new store openings, higher lease renewal costs and increases in property maintenance fees.

•	Inventory reserve provisions for fiscal 2007 increased $1.2 million, or 13 basis points, due primarily to higher provisions for the realizability of the value of returned goods inventory and inventory shrink.

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

•	Advertising expense for fiscal 2007 increased by $4.5 million to support overall sales growth and to provide advertising coverage for our new stores.

•	Administrative expense for fiscal 2007 increased $1.4 million, reflecting increased labor-related costs to support our continuing growth and financial reporting initiatives. The increase in administrative expense includes a reduction in professional fees of $1.9 million versus the prior year. Professional fees in fiscal 2006 were higher due primarily to legal and audit fees incurred to complete our fiscal 2005 internal control and financial statement audits.

•	The increase in selling and administrative expense as a percentage of net sales for fiscal 2007 compared to fiscal 2006 is due in part to softer sales conditions in fiscal 2007.

Interest Expense.  Interest expense decreased by $0.9 million, or 12.0%, to $6.6 million in fiscal 2007 from $7.5 million in fiscal 2006. The decrease in interest expense primarily reflected lower average debt levels in fiscal 2007 of approximately $10.6 million.

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

We may repurchase shares of our common stock under our authorized share repurchase program, depending on business conditions, the market price of our common stock and within the constraint of maintaining an appropriate capital structure. Due to the current challenging operating and economic environment, we currently expect to reduce or discontinue share repurchases in fiscal 2009.

We ended fiscal 2008 with $9.1 million of cash and cash equivalents compared with $9.7 million in fiscal 2007. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2008	2007	2006
	(Dollars in thousands)

Total cash provided by (used in):
Operating activities	$39,503	$24,664	$44,204
Investing activities	(20,400)	(20,769)	(17,986)
Financing activities	(19,786)	701	(27,127)

Net (decrease) increase in cash and cash equivalents	$(683)	$4,596	$(909)

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

Our cash flow from operations for fiscal 2008 increased from fiscal 2007 which enabled us to reduce our long-term debt levels year over year. For fiscal 2008 we purchased lower quantities of inventory during the year to reduce our overall inventory levels in anticipation of weaker consumer demand resulting from the challenging retail environment. Our cash flow from operations for fiscal 2007 was below fiscal 2006 which contributed to higher long-term debt levels year over year. For fiscal 2007 we purchased larger quantities of inventory earlier in the year to insure adequate product availability for the holiday and winter selling season. The higher inventory levels and timing of purchases combined with lower than anticipated sales in the fourth quarter of fiscal 2007 resulted in reduced operating cash flow for the year. Also contributing to the higher debt levels for fiscal 2007 were amounts paid to repurchase our stock and higher capital expenditures.

Operating Activities.  Net cash provided by operating activities for fiscal 2008, 2007 and 2006 was $39.5 million, $24.7 million and $44.2 million, respectively. The increase in cash provided by operating activities for fiscal 2008 compared to fiscal 2007 primarily reflects lower levels of merchandise inventory purchases to better align our inventory balances with weaker sales in the current economic environment, offset by lower net income in fiscal 2008, reductions in accounts payable related to reduced inventory purchases and reduced accrued expenses primarily related to employee compensation and benefits and advertising expense.

Investing Activities.  Net cash used in investing activities for fiscal 2008, 2007 and 2006 was $20.4 million, $20.8 million and $18.0 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the net cash used in investing activities for each period. Capital spending primarily reflects new store openings, store-related remodeling, distribution center and corporate headquarters’ costs and computer hardware and software purchases. Capital expenditures by category as a percentage of total capital expenditures for each of the last three fiscal years are as follows:

	Fiscal Year
	2008	2007	2006

New stores	50.6%	59.0%	53.8%
Store-related remodels	23.2	17.5	11.3
Distribution center	3.5	12.3	28.7
Computer hardware, software and other	22.7	11.2	6.2

Total	100.0%	100.0%	100.0%

Our capital expenditures are primarily for opening new stores and for store-related remodels, including 18 new stores, net of closures and relocations, in fiscal 2008; 20 new stores, net of closures and relocations, in fiscal 2007; and 19 new stores in fiscal 2006. Capital expenditures in fiscal 2008 and fiscal 2007 included amounts related to the implementation of computer system improvements and enhanced security measures to support our infrastructure. Distribution center expenditures were higher in fiscal 2006 due to investments in our new distribution center.

Financing Activities.  Net cash used in financing activities for fiscal 2008 was $19.8 million, net cash provided by financing activities for fiscal 2007 was $0.7 million, and net cash used in financing activities for fiscal 2006 was $27.1 million. For fiscal 2008, cash provided by operating activities was used to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends. For fiscal 2007, cash provided by borrowings under our revolving credit facility was used primarily to repurchase stock, pay dividends and fund working capital. For fiscal 2006, cash was used to pay down borrowings under our revolving credit facility, prepay our outstanding term loan and pay dividends.

As of December 28, 2008, we had revolving credit borrowings of $96.5 million and letter of credit commitments of $3.0 million outstanding under our financing agreement. These balances compare to borrowings of $103.4 million and letter of credit commitments of $0.4 million outstanding under our financing agreement as of December 30, 2007.

Our revolving credit facility balances have historically increased from the end of the first quarter to the end of the second quarter and from the end of the third quarter to the week of Thanksgiving. The historical increases in our revolving credit facility balances reflect the build-up of inventory in anticipation of our summer and winter selling seasons. Revolving credit facility balances typically fall from the week of Thanksgiving to the end of the fourth quarter, reflecting inventory sales during the holiday and winter selling season. In the fourth quarter of fiscal 2007, our revolving credit facility balance did not decrease as much as expected due to lower than anticipated sales levels. In the fourth quarter of fiscal 2008, our revolving credit facility balance declined in line with our historical trends, due in part to lower overall inventory purchases in the fourth quarter of fiscal 2008 compared with the fourth quarter of fiscal 2007.

Quarterly dividend payments of $0.07 per share were paid in the first quarter of fiscal 2006. Beginning in the second quarter of fiscal 2006, our Board of Directors authorized an increase of the dividend to an annual rate of $0.36 per share of outstanding common stock. Quarterly dividend payments of $0.09 per share were paid in the remainder of fiscal 2006, 2007 and 2008. Due to the nearly unprecedented downturn in the economy, the Company’s Board of Directors has reduced the Company’s quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share. This decision is consistent with the Company’s objective to utilize its capital to maintain a healthy financial condition during these challenging economic times. The quarterly cash dividend of $0.05 per share of outstanding common stock will be paid on March 20, 2009 to stockholders of record as of March 6, 2009.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.

During the second quarter of fiscal 2006, our Board of Directors authorized a share repurchase program for the purchase of up to $15.0 million of our common stock. Under this program, we repurchased 672,433 and 64,310 shares of our common stock for $13.7 million and $1.3 million during fiscal 2007 and fiscal 2006, respectively, at which time the program was completed.

During the fourth quarter of fiscal 2007, our Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations. Under this program, we repurchased 600,999 and 31,343 shares of our common stock for $5.3 million and $0.5 million in fiscal 2008 and fiscal 2007, respectively. Due to the current challenging operating and economic environment, we currently expect to reduce or discontinue share repurchases in fiscal 2009.

Financing Agreement.  On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million. In 2007 and 2008 the agreement was further amended to, among other things, adjust various definitions relating to borrowing availability under the agreement and revise certain covenants, including the fixed-charge coverage ratio requirement.

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

Under the revolving credit facility, our maximum eligible borrowing capacity is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of December 28, 2008 and December 30, 2007, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $69.1 million and $71.2 million, respectively.

The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate.

The following table provides information about borrowings under our financing agreement as of and for the periods indicated:

	Fiscal Year
	2008	2007
	(Dollars in thousands)

Fiscal year-end balance	$96,499	$103,369
Average interest rate	4.49%	6.65%
Maximum outstanding during the year	$144,825	$142,071
Average outstanding during the year	$107,475	$93,420

Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend and certain other criteria are met, as more fully described in Part II, Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities, of this Annual Report on Form 10-K. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to our previous filings with the SEC. We were in compliance with all financial covenants under our financing agreement as of December 28, 2008, and we expect to be in compliance at the end of the first quarter of fiscal 2009. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, the lenders may (i) require us to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate our debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

Future Capital Requirements.  We had cash on hand of $9.1 million at December 28, 2008. We expect capital expenditures for fiscal 2009, excluding non-cash acquisitions, to range from approximately $7.0 million to $9.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. As of February 20, 2009, a total of $14.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. Due to the current challenging operating and economic environment, we currently expect to reduce or discontinue share repurchases in fiscal 2009 and to substantially slow our store expansion efforts in fiscal 2009 in comparison to previous years. Additionally, due to the unprecedented downturn in the economy, the Company’s Board of Directors has reduced the Company’s quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share. This decision is consistent with the Company’s objective to utilize its capital to maintain a healthy financial condition during these challenging economic times. The quarterly cash dividend of $0.05 per share of outstanding common stock will be paid on March 20, 2009 to stockholders of record as of March 6, 2009.

We believe we will be able to fund our cash requirements, for at least the next twelve months, from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital, which would likely result in increased interest expense. Additionally, we may be required to sell material assets or operations, discontinue repurchasing our stock, suspend dividend payments or delay or forego expansion opportunities. We might not be able to effect successful alternative strategies on satisfactory terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations.  Our material off-balance sheet arrangements are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”). A summary of our operating lease obligations and letter of credit commitments by fiscal year is included in the table below. Additional information regarding our operating leases is available in Item 2, Properties and Note 6, Lease Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our future obligations and commitments as of December 28, 2008, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Capital lease obligations	$5,380	$2,165	$2,594	$486	$135
Lease commitments:
Operating lease commitments	328,252	57,390	98,462	75,446	96,954
Other occupancy costs	72,243	12,283	21,460	16,682	21,818
Other liabilities	8,739	2,472	2,874	1,265	2,128
Revolving credit facility	96,499	—	96,499	—	—
Letters of credit	2,973	2,973	—	—	—

Total	$514,086	$77,283	$221,889	$93,879	$121,035

Periodic interest payments on the revolving credit facility are not included in the preceding table because interest expense is based on variable indices, both LIBOR and the JP Morgan Chase Bank prime lending rates, and the balance of our revolving credit facility fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2008 year-end, our projected annual interest payments would be approximately $2.0 million.

Capital lease obligations consist principally of leases for our distribution center delivery trailers and management information systems hardware. Payments for these lease obligations are provided by cash flows generated from operations or through borrowings from our revolving credit facility. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire. Other occupancy costs include estimated property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of actuarially-determined reserve estimates related to workers’ compensation claims, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and an asset retirement obligation related to the removal of leasehold improvements from our stores upon termination of our store leases. Letters of credit are related primarily to importing merchandise and funding insurance program liabilities.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Those consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Valuation of Merchandise Inventories

Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, and allocated overhead costs associated with our distribution center.

We record valuation reserves on a quarterly basis for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. The reserve for merchandise returns is based upon the determination of the historical net realizable value of products sold from our returned goods inventory or returned to vendors for credit. Our reserve for merchandise returns includes amounts for returned product on-hand as well as for new merchandise on-hand that we estimate will ultimately become returned goods inventory after being sold, based on historical return rates. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for merchandise returns, slow-moving or obsolescent merchandise and for lower of cost or market provisions totaled $2.5 million and $2.8 million as of December 28, 2008 and December 30, 2007, respectively, representing approximately 1% of our merchandise inventory for both periods. The decrease in inventory valuation reserves for fiscal 2008 was due primarily to the overall reduction in inventory levels for fiscal 2008 when compared to fiscal 2007.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $1.9 million and $1.9 million as of December 28, 2008 and December 30, 2007, respectively, representing approximately 1% of our merchandise inventory for both periods. Our inventory shrink reserve in fiscal 2008 was even when compared to fiscal 2007, as the impact of lower sales for fiscal 2008 was offset by a slightly higher shrink rate.

A 10% change in our inventory reserves estimate in total at December 28, 2008, would result in a change in reserves of approximately $0.4 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level for which there are identifiable cash flows, usually at the store level. We determine which stores to review based upon their profitability. Each store typically requires investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We determined the sum of the undiscounted cash flows expected to result from the use of the asset by projecting future revenues and operating expenses for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales, margins, operating expenses and advertising expense in relation to the current economic environment and our future expectations, competitive factors in our various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

During fiscal 2008, 2007 and 2006, our evaluation resulted in long-lived asset impairment charges which were not material.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used at December 28, 2008, would not result in a change in long-lived asset impairment charges for fiscal 2008.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. Under both programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under both programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 28, 2008 and December 30, 2007, our self-insurance liabilities totaled $7.0 million and $7.7 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of December 28, 2008, would result in a change in our liability of approximately $0.7 million and a change in pre-tax earnings by the same amount.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results and typically generate higher operating income in the fourth quarter, which includes the holiday selling season as well as the winter sports selling season. As a result, we incur significant additional expense in the fourth quarter due to normally higher purchase volumes and increased staffing. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth quarter, our net sales can decline, resulting in excess inventory, which can harm our financial performance. Because a larger portion of our operating income is typically derived from our fourth quarter net sales, a shortfall from expected fourth quarter net sales can negatively impact our annual operating results.

We do not believe that inflation had a material impact on our operating results for the three preceding fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future. In fiscal 2008 we experienced increasing inflation in the purchase cost of certain products, which has continued into fiscal 2009. If we are unable to adjust our selling prices then our merchandise margins will decline, which could adversely impact our operating results.

Recently Issued Accounting Pronouncements

See Note 2 to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability, higher costs associated with current and new sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Item 1A, Risk Factors, in this report and other risks and uncertainties more fully described in our other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR or JP Morgan Chase Bank prime rate was to change 1.0% as compared to the rate at December 28, 2008, our interest expense would change approximately $1.0 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at December 28, 2008. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2008. Based on such evaluation, our CEO and CFO have concluded that, as of December 28, 2008, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008, based upon the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 28, 2008, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California:

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (“the Company”) as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2) Financial Statement Schedule.

See Index to Consolidated Financial Statements on page F-1 hereof.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen of Common Stock Certificate.(2)
10.1	2002 Stock Incentive Plan.(3)
10.2	1997 Management Equity Plan.(4)
10.3	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(3)
10.4	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation.(15)
10.5	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(1)
10.6	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(1)
10.7	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/Business Credit, Inc.(1)
10.8	Guaranty dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/Business Credit, Inc.(1)
10.9	Form of Indemnification Agreement.(1)
10.10	Form of Indemnification Letter Agreement.(2)
10.11	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor of The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein).(5)
10.12	Second Amended and Restated Financing Agreement, dated as of December 15, 2004, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(6)
10.13	Modification and Reaffirmation of Guaranty dated as of December 15, 2004 by and between Big 5 Sporting Goods Corporation, a Delaware corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(6)
10.14	Reaffirmation of Co-Obligor Agreement dated as of December 15, 2004, by and among Big 5 Corp., a Delaware corporation and Big 5 Services Corp., a Virginia corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(6)
10.15	First Amendment to Second Amended and Restated Financing Agreement, dated as of May 24, 2006, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(7)
10.16	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(8)
10.17	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan.(9)
10.18	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan.(9)
10.19	Summary of Director Compensation.(10)
10.20	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp.(11)
10.21	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp.(12)
10.22	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan.(13)
10.23	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan.(13)

10.24	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan.(14)
10.25	Second Amendment to Second Amended and Restated Financing Agreement, dated as of August 24, 2007, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(14)
10.26	Third Amendment to Second Amended and Restated Financing Agreement, dated as of February 8, 2008, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(14)
14.1	Code of Business Conduct and Ethics.(5)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(9)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.(16)
23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(16)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(16)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(16)
32.1	Section 1350 Certification of Chief Executive Officer.(16)
32.2	Section 1350 Certification of Chief Financial Officer.(16)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-68094) filed by Big 5 Sporting Goods Corporation on August 21, 2001.

(5)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 21, 2004.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on May 31, 2006.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.

(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 9, 2007.

(11)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.

(14)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.

(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.

(16)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: February 27, 2009

By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	February 27, 2009

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	February 27, 2009

/s/ G. Michael Brown G. Michael Brown	Director of the Company	February 27, 2009

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	February 27, 2009

/s/ David R. Jessick David R. Jessick	Director of the Company	February 27, 2009

/s/ Michael D. Miller Michael D. Miller	Director of the Company	February 27, 2009

BIG 5 SPORTING GOODS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements	F-1
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets at December 28, 2008 and December 30, 2007	F-4
Consolidated Statements of Operations for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	F-5
Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-8

Consolidated Financial Statement Schedule:	Schedule
Valuation and Qualifying Accounts as of December 28, 2008, December 30, 2007 and December 31, 2006	II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California:

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 28, 2008 and December 30, 2007. Our audits also included the financial statement schedule as of and for the years ended December 28, 2008 and December 30, 2007 as listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for the years ended December 28, 2008 and December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Big 5 Sporting Goods Corporation and subsidiaries for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule for the year ended December 31, 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Big 5 Sporting Goods Corporation and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
March 9, 2007

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 28,	December 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$9,058	$9,741
Accounts receivable, net of allowances of $305 and $405, respectively	16,611	14,927
Merchandise inventories, net	232,962	252,634
Prepaid expenses	8,201	7,069
Deferred income taxes	8,333	8,051

Total current assets	275,165	292,422

Property and equipment, net	94,241	93,244
Deferred income taxes	13,363	12,780
Other assets, net of accumulated amortization of $293 and $241, respectively	1,155	1,044
Goodwill	4,433	4,433

Total assets	$388,357	$403,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,079	$95,310
Accrued expenses	55,862	62,429
Current portion of capital lease obligations	1,942	1,649

Total current liabilities	145,883	159,388

Deferred rent, less current portion	24,960	22,075
Capital lease obligations, less current portion	2,948	2,279
Long-term debt	96,499	103,369
Other long-term liabilities	6,267	7,657

Total liabilities	276,557	294,768

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,004,087 and 22,894,987 shares, respectively; outstanding 21,520,792 and 22,012,691 shares, respectively	230	228
Additional paid-in capital	92,704	90,851
Retained earnings	40,232	34,137
Less: Treasury stock, at cost; 1,483,295 and 882,296 shares, respectively	(21,366)	(16,061)

Total stockholders’ equity	111,800	109,155

Total liabilities and stockholders’ equity	$388,357	$403,923

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Net sales	$864,650	$898,292	$876,805
Cost of sales	579,165	589,150	575,577

Gross profit	285,485	309,142	301,228
Selling and administrative expense	257,883	256,180	242,769

Operating income	27,602	52,962	58,459
Interest expense	5,198	6,614	7,516

Income before income taxes	22,404	46,348	50,943
Income taxes	8,500	18,257	20,108

Net income	$13,904	$28,091	$30,835

Earnings per share:
Basic	$0.64	$1.25	$1.36

Diluted	$0.64	$1.25	$1.35

Dividends per share	$0.36	$0.36	$0.34

Weighted-average shares of common stock outstanding:
Basic	21,608	22,465	22,691

Diluted	21,619	22,559	22,795

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Retained
			Additional	Earnings	Treasury
	Common Stock		Paid-In	(Accumulated	Stock,
	Shares	Amount	Capital	Deficit)	At Cost	Total

Balance at January 1, 2006	22,691,127	$227	$85,007	$(8,992)	$(571)	$75,671
Net income	—	—	—	30,835	—	30,835
Dividends paid on common stock ($0.34 per share)	—	—	—	(7,717)	—	(7,717)
Exercise of stock options	43,550	1	481	—	—	482
Share-based compensation	—	—	2,290	—	—	2,290
Tax benefit from exercise of stock options	—	—	178	—	—	178
Purchases of treasury stock	(64,310)	—	—	—	(1,279)	(1,279)

Balance at December 31, 2006	22,670,367	228	87,956	14,126	(1,850)	100,460
Net income	—	—	—	28,091	—	28,091
Dividends paid on common stock ($0.36 per share)	—	—	—	(8,080)	—	(8,080)
Exercise of stock options	46,100	—	503	—	—	503
Share-based compensation	—	—	2,208	—	—	2,208
Tax benefit from exercise of stock options	—	—	184	—	—	184
Purchases of treasury stock	(703,776)	—	—	—	(14,211)	(14,211)

Balance at December 30, 2007	22,012,691	228	90,851	34,137	(16,061)	109,155
Net income	—	—	—	13,904	—	13,904
Dividends on common stock ($0.36 per share)	—	—	—	(7,809)	—	(7,809)
Issuance of nonvested share awards	109,100	2	(2)	—	—	—
Share-based compensation	—	—	1,898	—	—	1,898
Tax deficiency related to share- based compensation	—	—	(43)	—	—	(43)
Purchases of treasury stock	(600,999)	—	—	—	(5,305)	(5,305)

Balance at December 28, 2008	21,520,792	$230	$92,704	$40,232	$(21,366)	$111,800

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$13,904	$28,091	$30,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,135	17,687	17,115
Share-based compensation	1,898	2,208	2,290
Tax benefit from exercise of stock options	—	184	178
Excess tax benefits of stock options exercised	—	(155)	(93)
Amortization of deferred finance charges	52	49	151
Deferred income taxes	(865)	(3,691)	(2,944)
Loss (gain) on disposal of equipment	33	—	(200)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,684)	(1,781)	(1,666)
Merchandise inventories, net	19,672	(23,707)	(5,449)
Prepaid expenses and other assets	(1,285)	2,802	(852)
Accounts payable	(6,972)	(47)	2,763
Accrued expenses and other long-term liabilities	(4,385)	3,024	2,076

Net cash provided by operating activities	39,503	24,664	44,204

Cash flows from investing activities:
Purchases of property and equipment	(20,447)	(20,769)	(18,209)
Proceeds from disposal of property and equipment	47	—	223

Net cash used in investing activities	(20,400)	(20,769)	(17,986)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit facility and book overdraft	(4,949)	24,437	(3,581)
Principal payments under term loan	—	—	(13,333)
Principal payments under capital lease obligations	(1,751)	(2,103)	(1,792)
Proceeds from exercise of stock options	—	503	482
Excess tax benefits of stock options exercised	—	155	93
Purchases of treasury stock	(5,305)	(14,211)	(1,279)
Dividends paid	(7,781)	(8,080)	(7,717)

Net cash (used in) provided by financing activities	(19,786)	701	(27,127)

Net (decrease) increase in cash and cash equivalents	(683)	4,596	(909)
Cash and cash equivalents at beginning of year	9,741	5,145	6,054

Cash and cash equivalents at end of year	$9,058	$9,741	$5,145

Supplemental disclosures of non-cash investing activities:
Property and equipment acquired under capital leases	$2,825	$1,066	$347

Property and equipment purchases accrued	$634	$3,694	$2,924

Supplemental disclosures of cash flow information:
Interest paid	$6,082	$6,725	$8,478

Income taxes paid	$11,522	$22,439	$25,358

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of December 28, 2008 and December 30, 2007 and for the years ended December 28, 2008 (“fiscal 2008”), December 30, 2007 (“fiscal 2007”) and December 31, 2006 (“fiscal 2006”), represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates as one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a full-line product offering, operating 381 stores at December 28, 2008 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado and Oklahoma.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2008, 2007 and 2006 were comprised of 52 weeks.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

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

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2008	2007	2006
	(In thousands)

Hard goods	$461,489	$478,384	$463,558
Athletic and sport apparel	149,480	150,367	149,289
Athletic and sport footwear	251,212	266,278	261,837
Other sales	2,469	3,263	2,121

Net sales	$864,650	$898,292	$876,805

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Reclassifications and Adjustments

In the second quarter of fiscal 2008, the Company corrected the presentation of its workers’ compensation reserves. Prior to this change, the Company’s workers’ compensation reserves were reported as current liabilities. However, due to the long-tailed nature of workers’ compensation claims, which can extend over a period of years, the Company believes that the portion of reserves related to these claims that are expected to be paid beyond the Company’s normal operating cycle, or after 12 months from the date of the consolidated financial statements, should be classified as long-term liabilities. As a result, prior period balances have been reclassified to conform to the current period’s presentation. For comparative purposes, the Company reclassified approximately $5.1 million of workers’ compensation reserves from accrued expenses to other long-term liabilities on the consolidated balance sheet as of December 30, 2007. Additionally, the Company reclassified approximately $2.0 million of the related deferred income tax assets from current deferred income tax assets to long-term deferred income tax assets on the consolidated balance sheet as of December 30, 2007. This reclassification had no effect on the Company’s previously reported consolidated statements of operations, consolidated statements of stockholders’ equity or consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements.

In the second quarter of fiscal 2008, the Company recorded a pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in fiscal 2008 by $0.9 million, or $0.04 per diluted share, on the Company’s consolidated statement of operations, and increased the deferred rent liability by $1.5 million and the related deferred income tax asset by $0.6 million on the Company’s consolidated balance sheet. The Company determined this charge to be immaterial to its prior periods’ and current year consolidated financial statements.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options and nonvested stock awards.

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2008). The Company recognized approximately $0.5 million, $0.5 million and $0.4 million in gift card breakage revenue for fiscal 2008, 2007 and 2006, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenues as defined in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Also included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which have historically accounted for less than 1% of net sales.

Cost of Sales

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

Selling and Administrative Expense

Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating the Company’s corporate headquarters.

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable, in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Amounts relating to the purchase of merchandise are treated as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction in selling and administrative expense. The Company performs detailed analyses to determine the appropriate amount of vendor allowances to be applied as a reduction of merchandise cost and selling and administrative expense.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $51.9 million, $53.2 million and $48.8 million for fiscal 2008, 2007 and 2006, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $6.6 million, $7.5 million and $7.5 million for fiscal 2008, 2007 and 2006, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Accordingly, the Company recognizes compensation expense using the fair-value method for stock options and nonvested stock awards granted which vested during the period. See Note 13 to consolidated financial statements for a further discussion on share-based compensation.

Pre-opening Costs

Pre-opening costs for new stores, which consist primarily of payroll and recruiting costs, training, marketing, rent, travel and supplies, are expensed as incurred.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

Accounts Receivable

Accounts receivable consist primarily of third party purchasing card receivables, amounts due from inventory vendors for returned products or co-operative advertising and amounts due from lessors for tenant improvement allowances. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Valuation of Merchandise Inventories

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, and allocated overhead costs associated with the Company’s distribution center.

Management regularly reviews inventories and records valuation reserves for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. Because of its merchandise mix, the Company has not historically experienced significant occurrences of obsolescence.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of its stores at least once per year and cycle counts inventories at its distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date.

These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

Prepaid Expenses

Prepaid expenses include the prepayment of various operating costs such as insurance, rent, property taxes, software maintenance and supplies, which are expensed when the operating cost is realized. Prepaid expenses also include the purchase of seasonal fish and game licenses from certain state and federal governmental agencies. The Company has a right to return these licenses if they are unsold. The prepaid expenses associated with seasonal fish and game licenses totaled $3.8 million and $3.5 million as of December 28, 2008 and December 30, 2007, respectively.

Property and Equipment, Net

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Land	Indefinite
Buildings	20 years
Leasehold improvements	Shorter of 10 years or term of lease
Furniture and equipment	3 - 10 years

Maintenance and repairs are expensed as incurred.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable. The Company performed an annual impairment test as of the end of fiscal 2008, 2007 and 2006, and determined that goodwill was not impaired.

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level for which there are identifiable cash flows, usually at the store level. Each store typically requires investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company determined the sum of the undiscounted cash flows expected to result from the use of the asset by projecting future revenues and operating expenses for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales, margins, operating expenses and advertising expense in relation to the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

During fiscal 2008, 2007 and 2006, the Company’s evaluation resulted in long-lived asset impairment charges which were not material.

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

Deferred rent represents the difference between rent paid and the amounts expensed for operating leases. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rent expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases — an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Landlord allowances for tenant improvements are recorded as deferred rent and amortized on a straight-line basis over the “reasonably assured” lease term as a component of rent expense, in accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases.

Asset Retirement Obligations

The Company accounts for its asset retirement obligations (“ARO”) in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for the fair value of a legally required asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company’s ARO liabilities are associated with the disposal and retirement of leasehold improvements resulting from contractual obligations at the end of a lease to restore the facility back to a condition specified in the lease agreement.

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.5 million and $0.5 million as of December 28, 2008 and December 30, 2007, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. Under both programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under both programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities are classified in the balance sheet as accrued expenses or other long term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $7.0 million and $7.7 million as of December 28, 2008 and December 30, 2007, respectively, of which $2.6 million and $2.6 million were recorded as a component of accrued expenses as of December 28, 2008 and December 30, 2007, respectively, and $4.4 million and $5.1 million were recorded as a component of other long-term liabilities as of December 28, 2008 and December 30, 2007, respectively, in the accompanying consolidated balance sheets.

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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 28, 2008 and December 30, 2007, the Company had no accrued interest or penalties.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company operates traditional sporting goods retail stores located principally in the western United States. It is subject to regional risks such as the local economies, weather conditions, natural disasters and government regulations. If the region were to suffer an economic downturn or if other adverse regional events were to occur that affect the retail industry, there could be a significant adverse effect on management’s estimates and an adverse impact on the Company’s financial condition and results of operations.

The Company purchases sporting goods from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 36.6% of total purchases as of December 28, 2008. One vendor represented greater than 5% of total purchases, at 6.1%, in fiscal 2008.

The Company could be exposed to credit risk in the event of nonperformance by any lender under its financing agreement. Currently, there is tremendous uncertainty in the financial and capital markets. The uncertainty in the market brings additional potential risks to the Company, including higher costs of credit, potential lender defaults, and potential commercial bank failures. The Company has received no indication that any such events will occur that would negatively impact the lenders under its current financing agreement; however, the possibility does exist.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which provides a scope exception for leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Company’s consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect this fair value option; consequently, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approved the PCAOB amendments to AU Section 411 on September 16, 2008; therefore, SFAS No. 162 became effective November 15, 2008. The Company’s adoption of SFAS No. 162 did not have a material impact on its consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 28,	December 30,
	2008	2007
	(In thousands)

Land	$186	$186
Building	434	434
Leasehold improvements	94,734	85,534
Furniture and equipment	120,250	115,180

	215,604	201,334
Accumulated depreciation and amortization	(121,618)	(108,768)

	93,986	92,566
Equipment not placed into service	255	678

Property and equipment, net	$94,241	$93,244

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $10.7 million, $10.3 million and $9.9 million for fiscal 2008, 2007 and 2006, respectively. Amortization expense for leasehold improvements was $8.4 million, $7.4 million and $6.5 million for fiscal 2008, 2007 and 2006, respectively. The gross cost of equipment under capital leases, included above, was $10.1 million and $9.9 million as of December 28, 2008 and December 30, 2007, respectively. The accumulated amortization related to these capital leases was $5.3 million and $6.1 million as of December 28, 2008 and December 30, 2007, respectively.

(4)	Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.

The Company adopted SFAS No. 157 for financial assets and financial liabilities in fiscal 2008, which did not have a material impact on the Company’s consolidated financial statements.

In accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, the Company deferred application of SFAS No. 157 until December 29, 2008, the beginning of fiscal 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	December 28,	December 30,
	2008	2007
	(In thousands)

Payroll and related expense	$18,156	$19,968
Sales tax	8,721	9,514
Occupancy costs	6,956	6,785
Advertising	6,002	7,963
Other	16,027	18,199

Accrued expenses	$55,862	$62,429

(6)	Lease Commitments

The Company currently leases stores, distribution and headquarters facilities under non-cancelable operating leases that expire through the year 2022. The Company’s leases generally contain multiple renewal options for periods ranging from 5 to 10 years and require the Company to pay all executory costs such as maintenance and insurance. Certain of the Company’s store leases provide for the payment of contingent rent based on a percentage of sales.

Rent expense for operating leases consisted of the following:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
	(In thousands)

Rent expense	$52,699	$47,781	$45,100
Contingent rent	818	1,385	1,559

Total rent expense	$53,517	$49,166	$46,659

Rent expense includes sublease rent income of $0.1 million, $0.1 million and $0.1 million for fiscal 2008, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of December 28, 2008 are as follows:

	Capital	Operating
Year Ending:	Leases	Leases	Total
		(In thousands)

2009	$2,165	$57,390	$59,555
2010	1,639	52,801	54,440
2011	955	45,661	46,616
2012	283	39,821	40,104
2013	203	35,625	35,828
Thereafter	135	96,954	97,089

Total minimum lease payments	5,380	$328,252	$333,632

Imputed interest	(490)

Present value of minimum lease payments	$4,890

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

(7)	Long-Term Debt

As of December 28, 2008, the Company had revolving credit borrowings of $96.5 million compared to $103.4 million as of December 30, 2007. Additionally, as of December 28, 2008, the Company had short-term letter of credit commitments outstanding of $3.0 million compared to $0.4 million as of December 30, 2007. The Company’s letter of credit commitments were off-balance sheet arrangements and were excluded from the balance sheet in accordance with GAAP.

On December 15, 2004, the Company entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, the Company amended the financing agreement to, among other things, increase the revolving line of credit to $175.0 million. In fiscal 2007 and 2008 the agreement was further amended to, among other things, adjust various definitions relating to availability and revise certain covenants, including the fixed-charge coverage ratio requirement.

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

Under the revolving credit facility, the Company’s maximum eligible borrowing capacity is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of December 28, 2008 and December 30, 2007, the Company’s total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $69.1 million and $71.2 million, respectively. The revolving credit facility bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate.

At December 28, 2008 and December 30, 2007, the one-month LIBOR rate was 0.5% and 4.6%, respectively, and the JP Morgan Chase Bank prime lending rate was 3.25% and 7.25%, respectively. On December 28, 2008 and December 30, 2007, the Company had borrowings outstanding bearing interest at both LIBOR and the JP Morgan Chase Bank prime lending rates as follows:

	December 28,	December 30,
	2008	2007
	(In thousands)

LIBOR rate	$87,000	$97,000
JP Morgan Chase Bank prime lending rate	9,499	6,369

Total borrowings	$96,499	$103,369

The financing agreement is secured by a first priority security interest in substantially all of the Company’s assets. The financing agreement contains various financial and other covenants, including covenants that require the Company to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict its

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that it may incur. The Company’s financing agreement also restricts its ability to engage in mergers or acquisitions, sell assets, repurchase stock or pay dividends. The Company may repurchase stock or declare a dividend only if no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend and certain other criteria are met, as more fully described in Part II, Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to the Company’s previous filings with the SEC. The Company was in compliance with all financial covenants under the financing agreement as of December 28, 2008. If the Company fails to make any required payment under its financing agreement or if the Company otherwise defaults under this instrument, the lenders may (i) require the Company to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate the Company’s debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that the Company may have outstanding at that time.

(8)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)

2008:
Federal	$6,937	$(67)	$6,870
State	2,428	(798)	1,630

	$9,365	$(865)	$8,500

2007:
Federal	$18,287	$(3,404)	$14,883
State	3,661	(287)	3,374

	$21,948	$(3,691)	$18,257

2006:
Federal	$19,049	$(2,735)	$16,314
State	4,003	(209)	3,794

	$23,052	$(2,944)	$20,108

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
	(In thousands)

Tax expense at statutory rate	$7,842	$16,222	$17,831
State taxes, net of federal benefit	1,087	2,143	2,351
Tax credits and other	(429)	(108)	(74)

	$8,500	$18,257	$20,108

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 28,	December 30,
	2008	2007
	(In thousands)

Deferred tax assets:
Deferred rent	$10,562	$8,575
Share-based compensation	2,433	1,710
Inventory	1,503	1,176
State taxes	850	1,282
Other	8,578	8,905

Deferred tax assets	23,926	21,648
Deferred tax liabilities — basis difference in fixed assets	(2,230)	(817)

Net deferred tax assets	$21,696	$20,831

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements. At December 28, 2008 and December 30, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At December 28, 2008 and December 30, 2007, the Company had no accrued interest or penalties.

(9)	Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, which is reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options and nonvested stock awards.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income	$13,904	$28,091	$30,835

Weighted-average shares of common stock outstanding:
Basic	21,608	22,465	22,691
Dilutive effect of common stock equivalents arising from stock options and nonvested stock awards	11	94	104

Diluted	21,619	22,559	22,795

Basic earnings per share	$0.64	$1.25	$1.36

Diluted earnings per share	$0.64	$1.25	$1.35

The computation of diluted earnings per share for fiscal 2008, 2007 and 2006 does not include 1,365,271 options, 883,105 options and 792,450 options, respectively, that were outstanding and antidilutive (i.e., including such options would result in higher earnings per share), since the exercise prices of these stock options exceeded the average market price of the Company’s common shares.

In the second quarter of fiscal 2006 and the fourth quarter of fiscal 2007, the Company’s Board of Directors authorized share repurchase programs for the purchase of the Company’s common stock of $15.0 million and $20.0 million, respectively, totaling $35.0 million. Under these programs, the Company repurchased 600,999, 703,776 and 64,310 shares of its common stock for $5.3 million, $14.2 million and $1.3 million during fiscal 2008, 2007 and 2006, respectively. Since the inception of these programs, the Company has repurchased a total of 1,369,085 shares for $20.8 million. As of December 28, 2008, a total of $14.2 million remained available for share repurchases under the share repurchase program.

(10)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company contributed $2.2 million for fiscal 2008, $3.0 million for fiscal 2007 and $2.7 million for fiscal 2006 in employer matching and profit-sharing contributions.

(11)	Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from the law firm of Musick, Peeler & Garrett LLP amounting to $0.8 million, $0.8 million and $0.5 million in fiscal 2008, 2007 and 2006, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $59,000 and $41,000 as of December 28, 2008 and December 30, 2007, respectively.

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2008, the Company made a payment of $350,000 to Mr. Miller’s wife, and revalued its obligation using a single survivor probability and a discount rate of 6.0% which reduced the obligation by approximately $0.3 million. The Company recognized expense of

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

$0.1 million (excluding the $0.3 million revaluation adjustment), $0.1 million and $0.2 million in fiscal 2008, 2007 and 2006, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $1.8 million and $2.4 million as of December 28, 2008 and December 30, 2007, respectively. The short-term portion of this liability is recorded in accrued expenses, and the long-term portion is recorded in other long-term liabilities.

(12)	Commitments and Contingencies

On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs, of unspecified amounts. The plaintiff in the Gonzalez case also seeks, on behalf of the class members, unspecified amounts of general damages, special damages, exemplary or punitive damages and disgorgement of profits. On October 7, 2008, the California Superior Court in the County of San Diego dismissed the Gonzalez case with prejudice. On February 20, 2009, the same court denied plaintiff’s Motion for Reconsideration of such dismissal. The dismissal may still be appealed by the plaintiff in that case. On December 9, 2008, the California Superior Court in the County of Los Angeles dismissed the Zimerman case with prejudice. On February 3, 2009, the plaintiff in the Zimerman case filed a Notice of Appeal of the dismissal. The Company believes that each complaint is without merit and intends to defend each suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome in either case or to estimate a range of potential loss in the event of an unfavorable outcome in either case at the present time. If either case is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

The Company is secondarily liable for the performance of a lease that has been assigned to a third party. This secondary obligation includes the payment of lease costs over the remaining lease term for which the Company was responsible as the original lessee. The undiscounted secondary obligation of the remaining lease costs approximates $0.3 million at December 28, 2008. Since there is no reason to believe that the third party will default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	Share-Based Compensation Plans

1997 Management Equity Plan and 2002 Stock Incentive Plan

The 1997 Management Equity Plan (“1997 Plan”) provided for the sale of shares or granting of incentive stock options or non-qualified stock options to officers, directors and selected key employees of the Company to purchase shares of the Company’s common stock. At December 28, 2008, all shares granted under the 1997 Plan were fully vested, and the 1997 Plan was terminated in connection with the approval of the 2007 Stock Incentive Plan as

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

described below. At December 28, 2008, no shares remained subject to outstanding options under the 1997 Plan and no shares of restricted stock remained subject to vesting.

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive stock options and non-qualified stock options to the Company’s employees, directors and specified consultants. Options granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted options, shares were expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at December 28, 2008, no shares remained available for future grant and 1,071,800 share options remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of any reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and cancelled its 1997 Management Equity Plan and 2002 Stock Incentive Plan (the “Prior Plans”). The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company, plus any shares subject to awards granted under the Prior Plans which are forfeited, expire or are cancelled after April 24, 2007 (the effective date of the 2007 Plan). This amount represents the amount of shares that remained available for grant under the Prior Plans as of April 24, 2007. Awards under the 2007 Plan may consist of options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, other stock unit awards, performance awards, or dividend equivalents. Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than options or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit as 2.5 shares for every one share granted. The aggregate number of shares available under the Plan and the number of shares subject to outstanding options will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Option awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Option and share awards provide for accelerated vesting if there is a change in control. Upon the grant of restricted stock or the exercise of granted options, shares are expected to be issued from new shares which were registered for the 2007 Plan. In fiscal 2008, the Company granted 313,000 stock options and 109,100 restricted (“nonvested”) stock awards to certain employees, as defined by SFAS No. 123(R), Share-Based Payment, under the 2007 Plan. At December 28, 2008, 1,847,000 shares remained available for future grant and 336,600 share options and 109,100 nonvested stock awards remained outstanding under the 2007 Plan.

Effective January 2, 2006, the Company adopted SFAS No. 123(R) using the modified-prospective-transition method to recognize compensation expense and therefore has not restated prior period results. Under this transition method, the Company began recognizing compensation expense, net of estimated forfeitures, using the fair-value method on a straight-line basis over the requisite service period for stock options and nonvested stock awards granted which vested during the period. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2008, 2007 and 2006 was $1.9 million, $2.2 million and $2.3 million, respectively, and reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2008, 2007 and 2006, respectively, and compensation expense recognized in selling and

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

administrative expense was $1.8 million, $2.1 million and $2.2 million in fiscal 2008, 2007 and 2006, respectively. The recognized tax benefit related to compensation expense for fiscal 2008, 2007 and 2006 was $0.7 million, $0.9 million and $0.9 million, respectively. Net income for fiscal 2008, 2007 and 2006 was reduced by $1.2 million, $1.3 million and $1.4 million, respectively, or $0.06, $0.06 and $0.06 per basic and diluted share, respectively.

Options

The fair value of each option on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Risk-free interest rate	2.8%	4.6%	4.7%
Expected term	6.18 years	6.25 years	6.25 years
Expected volatility	45.9%	43.0%	52.0%
Expected dividend yield	4.02%	1.42%	1.97%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; the expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior for fiscal 2008 and the simplified method pursuant to SAB 107, Share-Based Payment for fiscal 2007 and 2006; the expected volatility is based upon historical volatility of the Company’s common stock and for fiscal 2006 an index of a peer group because the Company’s historical period to measure volatility was insufficient to cover the expected terms of the options; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.

The weighted-average grant-date fair value of stock options granted for fiscal 2008, 2007 and 2006 was $2.85 per share, $10.87 per share and $8.98 per share, respectively.

A summary of the status of the Company’s stock options is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(In Years)	Value
				(In thousands)

Outstanding at December 30, 2007	1,127,550	$19.73
Granted	313,000	8.91
Exercised	—	—
Forfeited or Expired	(32,150)	17.89

Outstanding at December 28, 2008	1,408,400	$17.37	6.8	$—

Exercisable at December 28, 2008	809,500	$19.34	5.7	$—

Vested and Expected to Vest at December 28, 2008	1,380,817	$17.46	6.8	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $5.33 as of December 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

No stock options were exercised in fiscal 2008. The total intrinsic value of stock options exercised for fiscal 2007 and 2006 was approximately $0.6 million and $0.5 million, respectively. The total cash received from employees as a result of employee stock option exercises for fiscal 2007 and 2006 was approximately $0.5 million and $0.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2007 and 2006 totaled $0.2 million and $0.2 million, respectively.

As of December 28, 2008, there was $2.6 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Nonvested Stock Awards

The following table illustrates the Company’s nonvested stock awards activity for fiscal 2008:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at December 30, 2007	—	—
Granted	109,100	$7.92
Vested	—	—
Forfeited	—	—

Balance at December 28, 2008	109,100	$7.92

The weighted-average grant-date fair value of nonvested stock awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above.

As of December 28, 2008, there was $0.7 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 3.2 years. Nonvested stock awards vest from the date of grant in four equal annual installments of 25% per year. No nonvested stock awards were vested during fiscal 2008, since no nonvested stock awards had been granted prior to fiscal 2008.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14)	Selected Quarterly Financial Data (unaudited)

Fiscal 2008

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$212,866	$208,995	$223,180	$219,609
Gross profit	$71,583	$68,375	$74,255	$71,272
Net income	$4,120	$1,724	$4,458	$3,602
Net income per share (basic)	$0.19	$0.08	$0.21	$0.17
Net income per share (diluted)	$0.19	$0.08	$0.21	$0.17

Fiscal 2007

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$217,007	$217,846	$231,308	$232,131
Gross profit	$75,755	$74,761	$79,405	$79,220
Net income	$7,587	$5,943	$8,379	$6,182
Net income per share (basic)	$0.33	$0.26	$0.37	$0.28
Net income per share (diluted)	$0.33	$0.26	$0.37	$0.28

(1)	In the second quarter of fiscal 2008, the Company recorded a pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in the second quarter of fiscal 2008 by $0.9 million, or $0.04 per diluted share, on the Company’s consolidated statement of operations. The Company determined this charge to be immaterial to its prior periods’ and current year consolidated financial statements.

(15)	Subsequent Event

In the first quarter of fiscal 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 20, 2009 to stockholders of record as of March 6, 2009.

BIG 5 SPORTING GOODS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Period	Expenses	Deductions		Period

December 28, 2008
Allowance for doubtful receivables	$405	$130	$(230)		$305
Allowance for sales returns	1,496	(73)	—		1,423
Inventory reserves	4,713	4,890	(5,169)		4,434
December 30, 2007
Allowance for doubtful receivables	$314	$181	$(90)		$405
Allowance for sales returns	3,247	(44)	(1,707	)(1)	1,496
Inventory reserves	3,741	6,785	(5,813)		4,713
December 31, 2006
Allowance for doubtful receivables	$234	$195	$(115)		$314
Allowance for sales returns	2,895	1,251	(899)		3,247
Inventory reserves	4,281	5,514	(6,054)		3,741

(1)	In fiscal 2007, the Company changed its consolidated balance sheet presentation of the allowance for sales returns to classify the estimated value of merchandise returns as an offset to the estimated sales value of returns. This change reduced the fiscal 2007 allowance balance by approximately $1.7 million but did not impact the consolidated statement of operations.

II