Form 10-Q
period 2009-03-29
BIG 5 SPORTING GOODS CORP
filed 2009-05-01
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 000-49850
BIG 5 SPORTING GOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4388794

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2525 East El Segundo Boulevard
El Segundo, California	90245

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 536-0611
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     There were 21,512,291 shares of common stock, with a par value of $0.01 per share outstanding at April 27, 2009.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 29,	December 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,607	$9,058
Accounts receivable, net of allowances of $288 and $305, respectively	8,930	16,611
Merchandise inventories, net	222,302	232,962
Prepaid expenses	6,978	8,201
Deferred income taxes	7,741	8,333

Total current assets	250,558	275,165

Property and equipment, net	91,246	94,241
Deferred income taxes	13,144	13,363
Other assets, net of accumulated amortization of $306 and $293, respectively	1,100	1,155
Goodwill	4,433	4,433

Total assets	$360,481	$388,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,054	$88,079
Accrued expenses	47,545	55,862
Current portion of capital lease obligations	2,303	1,942

Total current liabilities	135,902	145,883

Deferred rent, less current portion	24,465	24,960
Capital lease obligations, less current portion	3,340	2,948
Long-term debt	76,547	96,499
Other long-term liabilities	6,328	6,267

Total liabilities	246,582	276,557

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 22,995,586 and 23,004,087 shares, respectively; outstanding 21,512,291 and 21,520,792 shares, respectively	230	230
Additional paid-in capital	93,119	92,704
Retained earnings	41,916	40,232
Less: Treasury stock, at cost; 1,483,295 and 1,483,295 shares, respectively	(21,366)	(21,366)

Total stockholders’ equity	113,899	111,800

Total liabilities and stockholders’ equity	$360,481	$388,357

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended
	March 29,	March 30,
	2009	2008

Net sales	$210,291	$212,866

Cost of sales	143,219	141,283

Gross profit	67,072	71,583

Selling and administrative expense	61,838	63,230

Operating income	5,234	8,353

Interest expense	713	1,589

Income before income taxes	4,521	6,764

Income taxes	1,761	2,644

Net income	$2,760	$4,120

Earnings per share:
Basic	$0.13	$0.19

Diluted	$0.13	$0.19

Dividends per share	$0.05	$0.09

Weighted-average shares of common stock outstanding:
Basic	21,414	21,886

Diluted	21,424	21,926

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	13 Weeks Ended
	March 29,	March 30,
	2009	2008

Cash flows from operating activities:
Net income	$2,760	$4,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,952	4,857
Share-based compensation	481	471
Tax deficiency from exercise of stock options	-	(11)
Amortization of deferred finance charges	13	13
Deferred income taxes	811	250
Loss on disposal of equipment	-	50
Changes in operating assets and liabilities:
Accounts receivable, net	7,681	4,157
Merchandise inventories, net	10,660	19,450
Prepaid expenses and other assets	1,265	107
Accounts payable	6,405	(2,222)
Accrued expenses and other long-term liabilities	(8,448)	(11,225)

Net cash provided by operating activities	26,580	20,017

Cash flows from investing activities:
Purchases of property and equipment	(1,133)	(4,873)
Proceeds from disposal of property and equipment	-	30

Net cash used in investing activities	(1,133)	(4,843)

Cash flows from financing activities:
Net principal payments under revolving credit facility and book overdraft	(28,165)	(12,142)
Principal payments under capital lease obligations	(608)	(496)
Tax withholding payments for share-based compensation	(47)	-
Purchases of treasury stock	-	(2,803)
Dividends paid	(1,078)	(1,973)

Net cash used in financing activities	(29,898)	(17,414)

Net decrease in cash and cash equivalents	(4,451)	(2,240)
Cash and cash equivalents at beginning of period	9,058	9,741

Cash and cash equivalents at end of period	$4,607	$7,501

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,341	$39

Property and equipment purchases accrued	$117	$1,423

Stock awards vested and issued to employees	$146	$-

Supplemental disclosures of cash flow information:
Interest paid	$793	$1,962

Income taxes paid	$25	$1,215

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)	Description of Business
Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 381 stores in 11 states at March 29, 2009. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying interim unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the interim unaudited condensed consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
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
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2009 is comprised of 53 weeks and ends on January 3, 2010. Fiscal year 2008 was comprised of 52 weeks and ended on December 28, 2008. The first three

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
quarters in fiscal 2009 are each comprised of 13 weeks, and the fourth quarter of fiscal 2009 is comprised of 14 weeks. The four quarters in fiscal 2008 were each comprised of 13 weeks.
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
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2009). The Company recognized approximately $117,000 and $123,000 in gift card breakage revenue for the 13 weeks ended March 29, 2009 and March 30, 2008, respectively.
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
     Certain leases may provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. In accordance with SFAS No. 29, Determining Contingent Rentals—an amendment of FASB Statement No. 13, these contingent rents are expensed as they accrue.
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Recently Issued Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements.
(3)	Fair Value Measurements
     The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the Company’s financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.
     The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements.
     The Company adopted SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009, and such adoption did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements.
(4)	Accrued Expenses
     Accrued expenses consist of the following:

	March 29,	December 28,
	2009	2008
	(In thousands)

Payroll and related expenses	$16,748	$18,156
Occupancy costs	6,651	6,956
Sales tax	6,552	8,721
Advertising	4,270	6,002
Other	13,324	16,027

Accrued expenses	$47,545	$55,862

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(5)	Income Taxes
     The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.
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
     At March 29, 2009 and December 28, 2008, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At March 29, 2009 and December 28, 2008, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(6)	Share-based Compensation
     The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. The Company recognized approximately $0.5 million and $0.5 million in share-based compensation expense, including stock options and nonvested stock awards, for the 13 weeks ended March 29, 2009 and March 30, 2008, respectively.
Stock Options
     In the 13 weeks ended March 29, 2009, the Company granted 548,700 stock options to certain employees, as defined by SFAS No. 123(R), under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”). Stock options granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the stock options is equal to the market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value per option for stock options granted in the 13 weeks ended March 29, 2009 and March 30, 2008 was $1.82 and $2.87, respectively.
     The fair value of each stock option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	March 29,	March 30,
	2009	2008

Risk-free interest rate	2.3%	2.8%
Expected term	6.50 years	6.18 years
Expected volatility	55.2%	45.9%
Expected dividend yield	4.13%	4.00%
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the stock option; the expected term represents the weighted-average period of time that stock options granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.
     As of March 29, 2009, there was $3.1 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.2 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Nonvested Stock Awards
     The Company had no grants of nonvested stock awards in the 13 weeks ended March 29, 2009. The grant-date fair value per share of the Company’s nonvested stock awards granted in the 13 weeks ended March 30, 2008 was $7.91.
     The following table illustrates the Company’s nonvested stock awards activity for the 13 weeks ended March 29, 2009:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at December 28, 2008	109,100	$7.92
Granted	—	—
Vested	24,075	7.91
Forfeited	800	7.91

Balance at March 29, 2009	84,225	$7.93

     The weighted-average grant-date fair value of nonvested stock awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above.
          Nonvested stock awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year.
          As of March 29, 2009, there was $0.6 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 3.0 years.
          To satisfy employee minimum statutory tax withholding requirements for nonvested stock awards that vest, the Company withholds common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2009, the Company withheld 7,701 common shares with a total value of $47,000. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended
	March 29, 2009	March 30, 2008
	(In thousands, except per share amounts)

Net income	$2,760	$4,120

Weighted-average shares of common stock outstanding:
Basic	21,414	21,886
Dilutive effect of common stock equivalents arising from stock options and nonvested stock awards	10	40

Diluted	21,424	21,926

Basic earnings per share	$0.13	$0.19

Diluted earnings per share	$0.13	$0.19

     The computation of diluted earnings per share for the 13 weeks ended March 29, 2009 and March 30, 2008 does not include stock options of 1,574,651 and 1,036,148, respectively, that were outstanding and antidilutive (i.e., including such stock options would result in higher earnings per share), since the exercise prices of these stock options exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks ended March 29, 2009 does not include 382 nonvested stock awards that were outstanding and antidilutive. No nonvested stock awards were antidilutive for the 13 weeks ended March 30, 2008.
     The Company did not repurchase any of its common stock in the first quarter of fiscal 2009 and repurchased 279,768 shares of its common stock for $2.8 million in the first quarter of fiscal 2008. Since the inception of its initial share repurchase program in May 2006, the Company has repurchased a total of 1,369,085 shares for $20.8 million. As of March 29, 2009, a total of $14.2 million remained available for share repurchases under the Company’s current share repurchase program.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(8)	Commitments and Contingencies
     On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges or alleged, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks or sought, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs, of unspecified amounts. The plaintiff in the Gonzalez case also sought, on behalf of the class members, unspecified amounts of general damages, special damages, exemplary or punitive damages and disgorgement of profits. On October 7, 2008, the California Superior Court in the County of San Diego dismissed the Gonzalez case with prejudice. On February 20, 2009, the same court denied plaintiff’s Motion for Reconsideration of such dismissal. The period for appealing such dismissal has expired and the dismissal of the Gonzalez case is final. On December 9, 2008, the California Superior Court in the County of Los Angeles dismissed the Zimerman case with prejudice. On February 3, 2009, the plaintiff in the Zimerman case filed a Notice of Appeal of the dismissal. The Company believes that the Zimerman complaint is without merit and intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome in the Zimerman case or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If the Zimerman case is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is secondarily liable for the performance of a lease that has been assigned to a third party. This secondary obligation includes the payment of lease costs over the remaining lease term, which expires in January 2011, for which the Company was responsible as the original lessee. The undiscounted secondary obligation of the remaining lease costs approximates $0.3 million at March 29, 2009. Since there is no reason to believe that the third party will default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(9)	Subsequent Event
     In the second quarter of fiscal 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 15, 2009 to stockholders of record as of June 1, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of March 29, 2009 and the related condensed consolidated statements of operations and cash flows for the 13 week periods ended March 29, 2009 and March 30, 2008.  These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
May 1, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 28, 2008.
Overview
     We are a leading sporting goods retailer in the western United States, operating 381 stores in 11 states under the name “Big 5 Sporting Goods” at March 29, 2009. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
Executive Summary
     The combination of deteriorating macroeconomic conditions and continued uncertainty in the financial sector resulted in a difficult environment for retailers. Our results for the first quarter of fiscal 2009 and the first quarter of fiscal 2008 reflect this economic downturn. The U.S. economy is in a recession, and if measures implemented, or to be implemented, by the federal and state governments fail to stimulate an economic recovery, a prolonged economic downturn could occur.
•
Net income for the first quarter of fiscal 2009 declined 33.0% to $2.8 million, or $0.13 per diluted share, compared to $4.1 million, or $0.19 per diluted share, for the first quarter of fiscal 2008. The decline was driven primarily by lower sales levels, including a reduction in same store sales of 4.4%, and lower merchandise margins.

•
Net sales for the first quarter of fiscal 2009 decreased 1.2% to $210.3 million compared to $212.9 million for the first quarter of fiscal 2008. The decrease in net sales was primarily attributable to a decrease of $9.3 million in same store sales and $0.8 million in closed store sales, offset by an increase of $7.5 million in new store sales.

•
Gross profit as a percentage of net sales for the first quarter of fiscal 2009 decreased by 174 basis points to 31.9%, primarily reflecting lower merchandise margins and higher store occupancy costs compared to the first quarter of fiscal 2008. The increase in store occupancy costs was primarily due to new store openings.

•	Selling and administrative expense for the first quarter of fiscal 2009 declined 2.2% to $61.8 million, or 29.4% of net sales, compared to $63.2 million, or 29.7% of net sales, for the first quarter of fiscal 2008. The decrease was due mainly to lower advertising expense.

•
Operating income for the first quarter of fiscal 2009 declined 37.3% to $5.2 million, or 2.5% of net sales, compared to $8.4 million, or 3.9% of net sales, for the first quarter of fiscal 2008. Operating income was adversely impacted by the decline in net sales and gross profit margin. The decrease as a percentage of net sales was primarily due to a reduced gross profit margin partially offset by lower selling and administrative expense as a percentage of net sales.

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended March 29, 2009 Compared to 13 Weeks Ended March 30, 2008
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 29, 2009		March 30, 2008
	(In thousands, except percentages)

Net sales	$210,291	100.0%	$212,866	100.0%
Cost of sales (1)	143,219	68.1	141,283	66.4

Gross profit	67,072	31.9	71,583	33.6
Selling and administrative expense (2)	61,838	29.4	63,230	29.7

Operating income	5,234	2.5	8,353	3.9
Interest expense	713	0.3	1,589	0.8

Income before income taxes	4,521	2.2	6,764	3.1
Income taxes	1,761	0.9	2,644	1.2

Net income	$2,760	1.3%	$4,120	1.9%

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

     Net Sales. Net sales decreased by $2.6 million, or 1.2%, to $210.3 million in the 13 weeks ended March 29, 2009 from $212.9 million in the same period last year. The decrease in net sales was primarily attributable to the following:
•
Net sales for the 13 weeks ended March 29, 2009 continued to be impacted by the challenging consumer environment experienced during fiscal 2008, which resulted in lower customer traffic into our retail stores.

•
Same store sales and closed store sales decreased by $9.3 million and $0.8 million, respectively, partially offset by an increase of $7.5 million in new store sales which reflected the opening of 18 new stores, net of relocations, since December 30, 2007. Same store sales decreased 4.4% in the 13 weeks ended March 29, 2009 versus the 13 weeks ended March 30, 2008.

•
Net sales in the first quarter of fiscal 2009 reflected a benefit over the prior year from the shift in the timing of the Easter holiday, during which our stores are closed, out of the first fiscal quarter and into the second fiscal quarter.

     Store count at March 29, 2009 was 381 versus 364 at March 30, 2008. We opened no new stores in the 13 weeks ended March 29, 2009, and opened one new store in the 13 weeks ended March 30, 2008. We expect new store openings in fiscal 2009 to be substantially lower than fiscal 2008 due to the continued challenging consumer environment.
     Gross Profit. Gross profit decreased by $4.5 million, or 6.3%, to $67.1 million, or 31.9% of net sales, in the 13 weeks ended March 29, 2009 from $71.6 million, or 33.6% of net sales, in the 13 weeks ended March 30, 2008. The decrease in gross profit was primarily attributable to the following:
•	Net sales decreased by $2.6 million in the 13 weeks ended March 29, 2009 compared to the same period last year.

•
Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 88 basis points versus the same period in the prior year, primarily due to shifts in product sales mix, slightly more aggressive promotional pricing to drive sales and reduce merchandise inventory and product cost inflation. In fiscal 2009, we continue to experience inflation in the purchase cost of our products which could impact future margins.

•	Store occupancy costs increased by $1.4 million, or 75 basis points, year-over-year due mainly to new store openings.

     Selling and Administrative Expense. Selling and administrative expense decreased by $1.4 million to $61.8 million, or 29.4% of net sales, in the 13 weeks ended March 29, 2009 from $63.2 million, or 29.7% of net sales, in the same period last year. The decrease in selling and administrative expense compared to the same period last year was primarily attributable to a decline in advertising expense of $1.2 million and a decline in administrative expense in various categories of $0.9 million. These decreases were partially offset by an increase in store-related expense, excluding occupancy, of $0.6 million, or 53 basis points as a percentage of net sales, due primarily to higher labor and operating costs to support the increase in store count.
     Interest Expense. Interest expense decreased by $0.9 million, or 55.1%, to $0.7 million in the 13 weeks ended March 29, 2009 from $1.6 million in the same period last year. This decrease was due to a reduction of average debt levels of approximately $11.2 million to $94.5 million in the first quarter of fiscal 2009 from $105.7 million in the same period last year, combined with a reduction of average interest rates of approximately 340 basis points to 2.4% in the first quarter of fiscal 2009 from 5.8% in the same period last year.
     Income Taxes. The provision for income taxes was $1.8 million for the 13 weeks ended March 29, 2009 and $2.6 million for the 13 weeks ended March 30, 2008, reflecting our lower pre-tax income. Our effective tax rate was 39.0% for the first quarter of fiscal 2009 compared with 39.1% for the first quarter of fiscal 2008.

Liquidity and Capital Resources
     Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.
     We ended the first quarter of fiscal 2009 with $4.6 million of cash and cash equivalents compared with $7.5 million at the end of the same period in fiscal 2008. Our cash flows from operating, investing and financing activities for the 13 weeks ended March 29, 2009 and March 30, 2008 were as follows:

	13 Weeks Ended
	March 29,	March 30,
	2009	2008
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$26,580	$20,017
Investing activities	(1,133)	(4,843)
Financing activities	(29,898)	(17,414)

Decrease in cash and cash equivalents	$(4,451)	$(2,240)

     Operating Activities. Net cash provided by operating activities for the 13 weeks ended March 29, 2009 and March 30, 2008 was $26.6 million and $20.0 million, respectively. The increase in cash provided by operating activities for the 13 weeks ended March 29, 2009 compared to the same period last year primarily reflects an increased collection of accounts receivable, primarily credit card receivables, and a reduction in accrued expenses mainly related to employee compensation and benefit plans and advertising. A lower cash flow benefit from reducing merchandise inventory this year was offset by an increased cash flow benefit from higher accounts payable.
     Investing Activities. Net cash used in investing activities for the 13 weeks ended March 29, 2009 and March 30, 2008 was $1.1 million and $4.8 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods. This decrease was primarily attributable to a reduction in expansion activity and a corresponding reduction in new store opening expenditures. Due to the current challenging operating and economic environment, we currently expect to substantially reduce our capital expenditures, particularly expansion investments, in fiscal 2009 in comparison to previous years.
     Financing Activities. Net cash used in financing activities for the 13 weeks ended March 29, 2009 and March 30, 2008 was $29.9 million and $17.4 million, respectively. For the 13 weeks ended March 29, 2009, cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends. For the 13 weeks ended March 30, 2008, cash was used primarily to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends.
     As of March 29, 2009, we had revolving credit borrowings of $76.5 million and letter of credit commitments of $3.8 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $96.5 million and letter of credit commitments of $3.0 million outstanding as of December 28, 2008 and revolving credit borrowings of $97.3 million and letter of credit commitments of $1.1 million outstanding as of March 30, 2008.
     Quarterly dividend payments of $0.09 per share were paid in fiscal 2008. In the first quarter of fiscal 2009, our Board of Directors determined to reduce our quarterly cash dividend to $0.05 per share of outstanding common stock, and the dividend was paid on March 20, 2009 to stockholders of record as of March 6, 2009. The dividend was reduced in an effort to conserve our capital to maintain a healthy financial condition during the current economic downturn.
     Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.
     In light of the current economic climate, we did not repurchase any shares of our common stock during the first quarter of fiscal 2009 and repurchased 279,768 shares of our common stock for $2.8 million in the first quarter of fiscal 2008. Since the inception of our initial share repurchase program in May 2006 through March 29, 2009, we have repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under our current share repurchase program. However, due to the current economic environment, we do not expect to resume share repurchases in fiscal 2009.
     Financing Agreement. Our financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders, as amended, provides for a line of credit up to $175.0 million. The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2011, we must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.
     Under the revolving credit facility, our maximum eligible borrowing capacity is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of March 29, 2009 and December 28, 2008, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $64.9 million and $69.1 million, respectively.
     The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate. Additionally, if our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four quarters, in the aggregate, falls below $50 million, the interest rate under the revolving credit facility is increased to LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%.
     Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if, among other things, no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to our previous filings with the Securities and Exchange Commission (“SEC”). We were in compliance with all financial covenants under our financing agreement as of March 29, 2009, and we expect to be in compliance during the remainder of fiscal 2009. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, the lenders may (i) require us to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate our debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
     Future Capital Requirements. We had cash on hand of $4.6 million at March 29, 2009. We expect capital expenditures for the last three quarters of fiscal 2009, excluding non-cash property and equipment acquisitions, to range from approximately $6.0 million to $8.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. In light of the current economic environment, we expect to slow our store expansion efforts substantially in fiscal 2009 in comparison to previous years. Additionally, for the same reasons, in the first quarter of fiscal 2009 our Board of Directors determined to reduce our quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, and this was continued for the second quarter of fiscal 2009. Also, although a total of $14.2 million remained available for share repurchases under our share repurchase program at March 29, 2009, we do not expect to resume share repurchases in fiscal 2009. These measures are intended to preserve our capital to maintain a healthy financial condition during the current economic downturn. In the second quarter of fiscal 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 15, 2009 to stockholders of record as of June 1, 2009.

     We believe we will be able to fund our cash requirements, for at least the next twelve months, from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy such cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. See Part II, Item 1A, Risk Factors, included in this report and Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital, which would likely result in increased interest expense. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.
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
     Issued and outstanding letters of credit were $3.8 million at March 29, 2009, and were related primarily to importing of merchandise and funding insurance program liabilities.
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
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, is a discussion of our future obligations and commitments as of December 28, 2008. In the first 13 weeks of fiscal 2009, our revolving credit borrowings declined by 20.7% from the end of fiscal 2008, as a result of our positive operating cash flow. We entered into new operating lease agreements in relation to our business operations, but do not believe that these operating leases would materially change our contractual obligations or commitments presented as of December 28, 2008.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, we consider our estimates on inventory valuation, impairment of long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended March 29, 2009.
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
     In fiscal 2009, we continue to experience inflation in the purchase cost of our products. If we are unable to adjust our selling prices, our merchandise margins will decline, which could adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for fiscal 2008.
Recently Issued Accounting Pronouncements
     See Note 2 to interim unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability, higher costs associated with current and new sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR or JP Morgan Chase Bank prime rate were to change 1.0% as compared to the rate at March 29, 2009, our interest expense would change approximately $0.8 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at March 29, 2009. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.
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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended March 29, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges or alleged, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks or sought, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs, of unspecified amounts. The plaintiff in the Gonzalez case also sought, on behalf of the class members, unspecified amounts of general damages, special damages, exemplary or punitive damages and disgorgement of profits. On October 7, 2008, the California Superior Court in the County of San Diego dismissed the Gonzalez case with prejudice. On February 20, 2009, the same court denied plaintiff’s Motion for Reconsideration of such dismissal. The period for appealing such dismissal has expired and the dismissal of the Gonzalez case is final. On December 9, 2008, the California Superior Court in the County of Los Angeles dismissed the Zimerman case with prejudice. On February 3, 2009, the plaintiff in the Zimerman case filed a Notice of Appeal of the dismissal. The Company believes that the Zimerman complaint is without merit and intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome in the Zimerman case or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If the Zimerman case is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s business practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors
     There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company made no stock repurchases under previously announced share repurchase plans during the fiscal quarter ended March 29, 2009. As discussed in Note 6 to the interim unaudited condensed consolidated financial statements in this report, in the first quarter of fiscal 2009, the Company withheld shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested stock awards issued to employees. This withholding of shares is shown in the tabular summary below:
ISSUER PURCHASES OF EQUITY SECURITIES (1)

					Total	Maximum
					Number of	Number (or
					Shares	Approximate
					Purchased	Dollar Value)
					as Part of	of Shares that
	Total				Publicly	May Yet Be
	Number of		Average		Announced	Purchased
	Shares		Price Paid		Plans or	Under the Plans
Fiscal Period	Purchased		per Share		Programs	or Programs (4)

December 29 – January 25	—		—		—	$14,207,000
January 26 – February 22	—		—		—	$14,207,000
February 23 – March 29	7,701	(2)	$6.08	(3)	—	$14,207,000

Total	7,701		$6.08		—	$14,207,000

(1)
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

(2)
This amount reflects the number of shares of Company common stock withheld by the Company to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested stock awards issued to employees.

(3)
The price shown reflects the closing market value of the Company’s common stock on the date the shares were withheld, as discussed in footnote 2 to this table, which coincided with the date of vesting of certain nonvested stock awards issued to employees.

(4)
This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans. There were no stock repurchases under previously announced plans during the first quarter of fiscal 2009.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

Exhibit Number	Description of Document

10.1	Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of March 5, 2009, by and between Big 5 Sporting Goods Corporation, Big 5 Corp. and Steven G. Miller (incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 6, 2009).
10.2	Base Salary and Bonus Information for Certain Executive Officers (incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 6, 2009).
10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between Big 5 Sporting Goods Corporation, Big 5 Corp. and Steven G. Miller (incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009).
15.1	Independent Auditors’ Awareness Letter Regarding Unaudited Interim Financial Statements.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: May 1, 2009	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 1, 2009	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)