Form 10-Q
period 2009-06-28
BIG 5 SPORTING GOODS CORP
filed 2009-08-05
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
     There were 21,525,241 shares of common stock, with a par value of $0.01 per share outstanding at July 31, 2009.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 28,	December 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,351	$9,058
Accounts receivable, net of allowances of $181 and $305, respectively	8,690	16,611
Merchandise inventories, net	241,156	232,962
Prepaid expenses	10,536	8,201
Deferred income taxes	7,989	8,333

Total current assets	271,722	275,165

Property and equipment, net	87,823	94,241
Deferred income taxes	13,033	13,363
Other assets, net of accumulated amortization of $320 and $293, respectively	1,050	1,155
Goodwill	4,433	4,433

Total assets	$378,061	$388,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,451	$88,079
Accrued expenses	48,200	55,862
Current portion of capital lease obligations	2,188	1,942

Total current liabilities	153,839	145,883

Deferred rent, less current portion	24,262	24,960
Capital lease obligations, less current portion	2,815	2,948
Long-term debt	72,608	96,499
Other long-term liabilities	6,513	6,267

Total liabilities	260,037	276,557

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,008,536 and 23,004,087 shares, respectively; outstanding 21,525,241 and 21,520,792 shares, respectively	230	230
Additional paid-in capital	93,666	92,704
Retained earnings	45,494	40,232
Less: Treasury stock, at cost; 1,483,295 and 1,483,295 shares, respectively	(21,366)	(21,366)

Total stockholders’ equity	118,024	111,800

Total liabilities and stockholders’ equity	$378,061	$388,357

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Net sales	$216,040	$208,995	$426,331	$421,861

Cost of sales	144,709	140,620	287,929	281,903

Gross profit	71,331	68,375	138,402	139,958

Selling and administrative expense	63,029	64,393	124,867	127,623

Operating income	8,302	3,982	13,535	12,335

Interest expense	608	1,156	1,321	2,745

Income before income taxes	7,694	2,826	12,214	9,590

Income taxes	3,039	1,102	4,800	3,746

Net income	$4,655	$1,724	$7,414	$5,844

Earnings per share:
Basic	$0.22	$0.08	$0.35	$0.27

Diluted	$0.22	$0.08	$0.35	$0.27

Dividends per share	$0.05	$0.09	$0.10	$0.18

Weighted-average shares of common stock outstanding:
Basic	21,429	21,684	21,422	21,785

Diluted	21,554	21,693	21,483	21,793

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26 Weeks Ended
	June 28,	June 29,
	2009	2008

Cash flows from operating activities:
Net income	$7,414	$5,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,716	9,534
Share-based compensation	1,031	961
Tax deficiency from exercise of stock options	—	(16)
Amortization of deferred finance charges	27	26
Deferred income taxes	674	(1,516)
(Gain) loss on disposal of equipment	(11)	50
Changes in operating assets and liabilities:
Accounts receivable, net	7,921	5,729
Merchandise inventories, net	(8,194)	1,235
Prepaid expenses and other assets	(2,257)	(652)
Accounts payable	20,181	13,541
Accrued expenses and other long-term liabilities	(7,968)	(13,400)

Net cash provided by operating activities	28,534	21,336

Cash flows from investing activities:
Purchases of property and equipment	(2,198)	(9,143)
Proceeds from disposal of property and equipment	—	30

Net cash used in investing activities	(2,198)	(9,113)

Cash flows from financing activities:
Net principal payments under revolving credit facility and book overdraft	(28,648)	(7,045)
Principal payments under capital lease obligations	(1,206)	(948)
Proceeds from exercise of stock options	8	—
Tax withholding payments for share-based compensation	(47)	—
Purchases of treasury stock	—	(4,329)
Dividends paid	(2,150)	(3,925)

Net cash used in financing activities	(32,043)	(16,247)

Net decrease in cash and cash equivalents	(5,707)	(4,024)
Cash and cash equivalents at beginning of period	9,058	9,741

Cash and cash equivalents at end of period	$3,351	$5,717

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,341	$96

Property and equipment purchases accrued	$457	$2,221

Treasury stock purchases accrued	$—	$186

Stock awards vested and issued to employees	$182	$—

Supplemental disclosures of cash flow information:
Interest paid	$1,443	$3,192

Income taxes paid	$296	$6,878

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business
Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 382 stores in 11 states at June 28, 2009. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
     The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

(2)	Summary of Significant Accounting Policies
Consolidation
     The accompanying Interim Financial Statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2009 is comprised of 53 weeks and ends on January 3, 2010. Fiscal year 2008 was comprised of 52 weeks and ended on December 28, 2008. The first three quarters in fiscal 2009 are each comprised of 13 weeks, and the fourth quarter of fiscal 2009 is comprised of 14 weeks. The four quarters in fiscal 2008 were each comprised of 13 weeks.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenues and expenses during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
Adjustments
     In the second quarter of fiscal 2008, the Company recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share, on the Company’s interim unaudited condensed consolidated statement of operations, and increased the deferred rent liability by $1.5 million and the related deferred income tax asset by $0.6 million on the Company’s interim unaudited condensed consolidated balance sheet as of June 29, 2008. The Company determined this charge to be immaterial to its prior period consolidated financial statements.
Revenue Recognition
     The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2009). The Company recognized approximately $115,000 and $231,000 in gift card breakage revenue for the 13 weeks and 26 weeks ended June 28, 2009, respectively, compared to approximately $122,000 and $245,000 for the 13 weeks and 26 weeks ended June 29, 2008, respectively.
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
Recently Issued Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Accordingly, the Company adopted SFAS No. 165 in the second quarter of fiscal 2009. The adoption of SFAS No. 165 had no impact on the Company’s Interim Financial Statements.

(3)	Fair Value Measurements
     The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the Company’s financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.
     The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s Interim Financial Statements.
     The Company adopted SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009, which did not have a material impact on the Company’s Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(4)	Accrued Expenses
     Accrued expenses consist of the following:

	June 28,	December 28,
	2009	2008
	(In thousands)

Payroll and related expenses	$16,713	$18,156
Occupancy costs	6,276	6,956
Sales tax	5,892	8,721
Advertising	3,778	6,002
Other	15,541	16,027

Accrued expenses	$48,200	$55,862

(5)	Income Taxes
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
     The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for years after 2004 and state and local income tax returns are open for years after 2003. The Company is not currently under examination by the Internal Revenue Service or any other taxing authority.
     At June 28, 2009 and December 28, 2008, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At June 28, 2009 and December 28, 2008, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6)	Share-based Compensation
     The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. The Company recognized approximately $0.5 million and $1.0 million in share-based compensation expense, including stock options and nonvested stock awards, for the 13 weeks and 26 weeks ended June 28, 2009, respectively, compared to $0.5 million and $1.0 million for the 13 weeks and 26 weeks ended June 29, 2008, respectively.
Stock Options
     In the 26 weeks ended June 28, 2009, the Company granted 560,700 stock options to certain employees, as defined by SFAS No. 123(R), under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”). Stock options granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the stock options is equal to the quoted market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value per option for stock options granted in the 26 weeks ended June 28, 2009 and June 29, 2008 was $1.92 and $2.85, respectively.
     The fair value of each stock option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Risk-free interest rate	3.3%	3.7%	2.3%	2.8%
Expected term	6.50 years	6.18 years	6.50 years	6.18 years
Expected volatility	55.2%	46.0%	55.2%	46.0%
Expected dividend yield	1.52%	4.46%	4.07%	4.02%
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
     As of June 28, 2009, there was $2.7 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.0 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Nonvested Stock Awards
     In the 26 weeks ended June 28, 2009, the Company granted 12,000 nonvested stock awards to certain employees, as defined by SFAS No. 123(R), under the Plan. The weighted-average grant-date fair value per share of the Company’s nonvested stock awards granted in the 26 weeks ended June 28, 2009 and June 29, 2008 was $13.17 and $7.92, respectively.
     The following table illustrates the Company’s nonvested stock awards activity for the 26 weeks ended June 28, 2009:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at December 28, 2008	109,100	$7.92
Granted	12,000	13.17
Vested	(27,075)	7.92
Forfeited	(800)	7.91

Balance at June 28, 2009	93,225	$8.60

     The weighted-average grant-date fair value of nonvested stock awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above.
     Nonvested stock awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year.
     As of June 28, 2009, there was $0.7 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.9 years.
     To satisfy employee minimum statutory tax withholding requirements for nonvested stock awards that vest, the Company withholds common shares, unless an employee elects to pay cash. In the 26 weeks ended June 28, 2009, the Company withheld 7,701 common shares with a total value of $47,000. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income	$4,655	$1,724	$7,414	$5,844

Weighted-average shares of common stock outstanding:
Basic	21,429	21,684	21,422	21,785
Dilutive effect of common stock equivalents arising from stock options and nonvested stock awards	125	9	61	8

Diluted	21,554	21,693	21,483	21,793

Basic earnings per share	$0.22	$0.08	$0.35	$0.27

Diluted earnings per share	$0.22	$0.08	$0.35	$0.27

     The computation of diluted earnings per share for the 13 weeks ended June 28, 2009, the 26 weeks ended June 28, 2009, the 13 weeks ended June 29, 2008 and the 26 weeks ended June 29, 2008 does not include stock options in the amounts of 1,389,996, 1,403,855, 1,416,256 and 1,314,598, respectively, that were outstanding and antidilutive (i.e., including such stock options would result in higher earnings per share), since the exercise prices of these stock options exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks and the 26 weeks ended June 28, 2009 does not include nonvested stock awards in the amounts of 2,637 and 1,319, respectively, that were outstanding and antidilutive. No nonvested stock awards were antidilutive for the comparable periods in fiscal 2008.
     The Company did not repurchase any of its common stock in the first half of fiscal 2009. In fiscal 2008, the Company repurchased 210,474 shares of its common stock for $1.7 million in the second quarter and repurchased 490,242 shares of its common stock for $4.5 million in the first

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
half of the fiscal year. Since the inception of its initial share repurchase program in May 2006, the Company has repurchased a total of 1,369,085 shares for $20.8 million. As of June 28, 2009, a total of $14.2 million remained available for share repurchases under the Company’s current share repurchase program.

(8)	Commitments and Contingencies
     On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges or alleged, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks or sought, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs, of unspecified amounts. The plaintiff in the Gonzalez case also sought, on behalf of the class members, unspecified amounts of general damages, special damages, exemplary or punitive damages and disgorgement of profits. On October 7, 2008, the California Superior Court in the County of San Diego dismissed the Gonzalez case with prejudice. On February 20, 2009, the same court denied plaintiff’s Motion for Reconsideration of such dismissal. The period for appealing such dismissal has expired and the dismissal of the Gonzalez case is final. On December 9, 2008, the California Superior Court in the County of Los Angeles dismissed the Zimerman case with prejudice. On February 3, 2009, the plaintiff in the Zimerman case filed a Notice of Appeal of the dismissal. The Company and the plaintiff in the Zimerman case have entered into a settlement agreement effective June 4, 2009 that will result in dismissal of the case upon approval by the Superior Court. Following dismissal of the Zimerman case, the Company would be required to pay the plaintiff an amount that would not be material to the Company’s Interim Financial Statements. The Company believes that the Zimerman complaint is without merit and, if the case is not dismissed, the Company intends to continue to defend the suit vigorously.
     On June 26, 2009, a complaint was filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The Company has not been served in this action, but has reviewed a copy of the complaint. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit and, if served, the Company intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is secondarily liable for the performance of a lease that has been assigned to a third party. This secondary obligation includes the payment of lease costs over the remaining lease term, which expires in January 2011, for which the Company was responsible as the original lessee. The undiscounted secondary obligation of the remaining lease costs approximates $0.2 million at June 28, 2009. Since there is no reason to believe that the third party will default, no provision has been made in the Interim Financial Statements for amounts that would be payable by the Company.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(9)	Subsequent Event
     The Company has evaluated all subsequent events through August 5, 2009, the date these Interim Financial Statements were issued.
     On July 30, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on September 15, 2009 to stockholders of record as of September 1, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of June 28, 2009, and the related condensed consolidated statements of operations for the 13 week and 26 week periods ended June 28, 2009 and June 29, 2008, and cash flows for the 26 week periods ended June 28, 2009 and June 29, 2008. These condensed consolidated interim financial statements are the responsibility of the Corporation’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
August 5, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) and the notes thereto included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 28, 2008.
Overview
     We are a leading sporting goods retailer in the western United States, operating 382 stores in 11 states under the name “Big 5 Sporting Goods” at June 28, 2009. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
Executive Summary
     The combination of deteriorating macroeconomic conditions and continued uncertainty in the financial sector resulted in a difficult environment for retailers. The U.S. economy is in a recession, and if measures implemented, or to be implemented, by the federal and state governments fail to stimulate an economic recovery, a prolonged economic downturn could occur. While our results for the first half of fiscal 2009 and fiscal 2008 reflect this economic downturn, we experienced improved results in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008.
•
Net income for the second quarter of fiscal 2009 increased 170.0% to $4.7 million, or $0.22 per diluted share, compared to $1.7 million, or $0.08 per diluted share, for the second quarter of fiscal 2008. The increase primarily reflected higher sales levels and lower selling and administrative expense, partially offset by the impact of reduced merchandise margins. Additionally, in the second quarter of fiscal 2008 we recorded a nonrecurring pre-tax charge of $1.5 million ($0.9 million after-tax), or $0.04 per diluted share, to correct an error in our previously recognized straight-line rent expense (see footnote 2 of table on page 19).

•
Net sales for the second quarter of fiscal 2009 increased 3.4% to $216.0 million compared to $209.0 million for the second quarter of fiscal 2008. The increase in net sales was primarily attributable to an increase of $0.6 million in same store sales and $6.5 million in new store sales, offset by a decrease of $0.4 million in closed store sales.

•	Gross profit as a percentage of net sales for the second quarter of fiscal 2009 increased by 30 basis points to 33.02%, compared to the second quarter of fiscal

2008, primarily reflecting lower store occupancy costs partially offset by the impact of lower merchandise margins. Store occupancy costs in the second quarter of fiscal 2008 include a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense (see footnote 2 of table on page 19).

•
Selling and administrative expense for the second quarter of fiscal 2009 declined 2.1% to $63.0 million, or 29.2% of net sales, compared to $64.4 million, or 30.8% of net sales, for the second quarter of fiscal 2008. The decrease was due mainly to lower advertising expense.

•
Operating income for the second quarter of fiscal 2009 increased 108.5% to $8.3 million, or 3.8% of net sales, compared to $4.0 million, or 1.9% of net sales, for the second quarter of fiscal 2008. The higher operating income primarily reflects an increase in net sales and a decrease in selling and administrative expense. Additionally, in the second quarter of fiscal 2008 we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense (see footnote 2 of table on page 19).

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended June 28, 2009 Compared to 13 Weeks Ended June 29, 2008
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 28, 2009		June 29, 2008
	(In thousands, except percentages)

Net sales	$216,040	100.0%	$208,995	100.0%
Cost of sales (1) (2)	144,709	67.0	140,620	67.3

Gross profit (2)	71,331	33.0	68,375	32.7
Selling and administrative expense (3)	63,029	29.2	64,393	30.8

Operating income (2)	8,302	3.8	3,982	1.9
Interest expense	608	0.2	1,156	0.6

Income before income taxes (2)	7,694	3.6	2,826	1.3
Income taxes	3,039	1.4	1,102	0.5

Net income (2)	$4,655	2.2%	$1,724	0.8%

(1)
Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)
In the second quarter of fiscal 2008, we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior period consolidated financial statements.

(3)
Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

     Net Sales. Net sales increased by $7.0 million, or 3.4%, to $216.0 million in the 13 weeks ended June 28, 2009 from $209.0 million in the same period last year. The increase in net sales was primarily attributable to the following:
•
New store sales increased $6.5 million, which reflected the opening of 18 new stores, net of relocations, since March 30, 2008, and same store sales increased $0.6 million, partially offset by a decrease in closed store sales of $0.4 million. Same store sales increased 0.3% in the 13 weeks ended June 28, 2009 versus the 13 weeks ended June 29, 2008, which reversed a trend of same store sales declines over our previous six fiscal quarters resulting from the weakened consumer environment.

•
Net sales for the 13 weeks ended June 28, 2009 continued to be impacted by the challenging consumer environment. However, customer traffic into our retail stores for the 13 weeks ended June 28, 2009 increased slightly when compared with the 13 weeks ended June 29, 2008.

•
Net sales for the second quarter of fiscal 2009 were negatively affected by the shift in the timing of the Easter holiday, during which our stores are closed, from the first fiscal quarter of the prior year to the second fiscal quarter this year.

     Store count at June 28, 2009 was 382 versus 370 at June 29, 2008. We opened one new store in the 13 weeks ended June 28, 2009, and opened six new stores, including one relocation of a store that was closed subsequent to the end of the period, in the 13 weeks ended June 29, 2008. We expect to open approximately five new stores in fiscal 2009, substantially fewer than in fiscal 2008, due primarily to the continued challenging consumer environment.
     Gross Profit. Gross profit increased by $2.9 million, or 4.3%, to $71.3 million, or 33.0% of net sales, in the 13 weeks ended June 28, 2009 from $68.4 million, or 32.7% of net sales, in the 13 weeks ended June 29, 2008. The change in gross profit was primarily attributable to the following:
•	Net sales increased by $7.0 million in the 13 weeks ended June 28, 2009 compared to the same period last year.

•
Store occupancy costs decreased by $0.7 million, or 62 basis points, year over year. Store occupancy costs in the second quarter of fiscal 2008 include a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense (see footnote 2 of table on page 19) which offset the current year impact of new store openings.

•
Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 85 basis points versus the same period in the prior year, primarily due to shifts in product sales mix and product cost inflation.

     Selling and Administrative Expense. Selling and administrative expense decreased by $1.4 million to $63.0 million, or 29.2% of net sales, in the 13 weeks ended June 28, 2009 from $64.4 million, or 30.8% of net sales, in the same period last year. The decrease in selling and administrative expense compared to the same period last year was largely attributable to a decline in advertising expense of $2.4 million due primarily to a reduction in the frequency and distribution of advertising circulars. This decrease was partially offset by an increase in store-related expense, excluding occupancy, of $1.0 million due mainly to higher labor and operating costs to support the increase in store count.
     Interest Expense. Interest expense decreased by $0.6 million, or 47.4%, to $0.6 million in the 13 weeks ended June 28, 2009 from $1.2 million in the same period last year. This decrease was due to a reduction in average debt levels by approximately $24.5 million to $74.4 million in the second quarter of fiscal 2009 from $98.9 million in the same period last year, combined with a reduction in average interest rates by approximately 200 basis points to 2.2% in the second quarter of fiscal 2009 from 4.2% in the same period last year.
     Income Taxes. The provision for income taxes was $3.0 million for the 13 weeks ended June 28, 2009 and $1.1 million for the 13 weeks ended June 29, 2008, primarily reflecting our higher pre-tax income. Our effective tax rate was 39.5% for the second quarter of fiscal 2009 compared with 39.0% for the second quarter of fiscal 2008.
     26 Weeks Ended June 28, 2009 Compared to 26 Weeks Ended June 29, 2008
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 28, 2009		June 29, 2008
	(In thousands, except percentages)

Net sales	$426,331	100.0%	$421,861	100.0%
Cost of sales (1) (2)	287,929	67.5	281,903	66.8

Gross profit (2)	138,402	32.5	139,958	33.2
Selling and administrative expense (3)	124,867	29.3	127,623	30.3

Operating income (2)	13,535	3.2	12,335	2.9
Interest expense	1,321	0.3	2,745	0.6

Income before income taxes (2)	12,214	2.9	9,590	2.3
Income taxes	4,800	1.1	3,746	0.9

Net income (2)	$7,414	1.8%	$5,844	1.4%

(1)
Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)
In the second quarter of fiscal 2008, we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior period consolidated financial statements.

(3)
Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

     Net Sales. Net sales increased by $4.4 million, or 1.1%, to $426.3 million in the 26 weeks ended June 28, 2009 from $421.9 million in the same period last year. The change in net sales was primarily attributable to the following:
•
New store sales increased by $14.0 million, which reflected the opening of 19 new stores, net of relocations, since December 30, 2007, partially offset by decreases in same store sales and closed store sales of $8.6 million and $1.2 million, respectively. Same store sales decreased 2.1% in the 26 weeks ended June 28, 2009 versus the 26 weeks ended June 29, 2008.

•	Net sales for the first half of fiscal 2009 continued to be impacted by the challenging consumer environment, which resulted in lower customer traffic into our retail stores.
     Store count at June 28, 2009 was 382 versus 370 at June 29, 2008. We opened one new store in the 26 weeks ended June 28, 2009, and opened seven new stores, including one relocation of a store that was closed in a subsequent period, in the 26 weeks ended June 29, 2008. We expect to open approximately five new stores in fiscal 2009, substantially fewer than in fiscal 2008, due primarily to the continued challenging consumer environment.
     Gross Profit. Gross profit decreased by $1.6 million, or 1.1%, to $138.4 million, or 32.5% of net sales, in the 26 weeks ended June 28, 2009 from $140.0 million, or 33.2% of net sales, in the 26 weeks ended June 29, 2008. The change in gross profit was primarily attributable to the following:
•
Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 86 basis points versus the same period in the prior year, primarily due to shifts in product sales mix and product cost inflation.

•
Store occupancy costs increased by $0.7 million, or 8 basis points, year over year, due primarily to the increase in store count. The increase in store occupancy costs was offset by the impact of a second quarter of fiscal 2008 nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense (see footnote 2 of table on page 21).

•	Net sales increased by $4.4 million in the 26 weeks ended June 28, 2009 compared to the same period last year.
     Selling and Administrative Expense. Selling and administrative expense decreased by $2.7 million to $124.9 million, or 29.3% of net sales, in the 26 weeks ended June 28, 2009 from $127.6 million, or 30.3% of net sales, in the same period last year. The decrease in selling and administrative expense compared to the same period last year was largely attributable to a decline in advertising expense of $3.6 million due primarily to a reduction in the frequency and distribution of advertising circulars, as well as a decline in administrative expense in various categories of $0.9 million. These decreases were partially offset by an increase in store-related expense, excluding occupancy, of $1.7 million, or 21 basis points as a percentage of net sales, due mainly to higher labor and operating costs to support the increase in store count.
     Interest Expense. Interest expense decreased by $1.4 million, or 51.9%, to $1.3 million in the 26 weeks ended June 28, 2009 from $2.7 million in the same period last year. This decrease was due to a reduction in average debt levels by approximately $19.1 million to $84.9 million in the first half of fiscal 2009 from $104.0 million in the same period last year, combined with a reduction in average interest rates by approximately 280 basis points to 2.3% in the first half of fiscal 2009 from 5.1% in the same period last year.
     Income Taxes. The provision for income taxes was $4.8 million for the 26 weeks ended June 28, 2009 and $3.7 million for the 26 weeks ended June 29, 2008. This increase was primarily due to higher pre-tax income in the first half of fiscal 2009. Our effective tax rate was 39.3% for the first half of fiscal 2009 compared with 39.1% for the first half of fiscal 2008.
Liquidity and Capital Resources
     Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next 12 months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.
     We ended the first half of fiscal 2009 with $3.4 million of cash and cash equivalents compared with $5.7 million at the end of the same period in fiscal 2008. Our cash flows from operating, investing and financing activities for the 26 weeks ended June 28, 2009 and June 29, 2008 were as follows:

	26 Weeks Ended
	June 28,	June 29,
	2009	2008
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$28,534	$21,336
Investing activities	(2,198)	(9,113)
Financing activities	(32,043)	(16,247)

Decrease in cash and cash equivalents	$(5,707)	$(4,024)

     Operating Activities. Net cash provided by operating activities for the 26 weeks ended June 28, 2009 and June 29, 2008 was $28.5 million and $21.3 million, respectively. The increase in cash provided by operating activities for the 26 weeks ended June 28, 2009 compared to the same period last year primarily reflects higher net income, reduced funding for accrued expenses mainly related to employee compensation and benefit plans and advertising, and an increased collection of accounts receivable, primarily credit card receivables. Reduced cash flow resulting from increased merchandise inventory purchases this year was offset by an increased cash flow benefit from higher accounts payable.
     Investing Activities. Net cash used in investing activities for the 26 weeks ended June 28, 2009 and June 29, 2008 was $2.2 million and $9.1 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods. This decrease was primarily attributable to a reduction in store expansion activity and a corresponding reduction in new store capital expenditures. Due primarily to the current challenging operating and economic environment, we expect to substantially reduce our capital expenditures, particularly store expansion investments, in fiscal 2009 in comparison to previous years.

     Financing Activities. Net cash used in financing activities for the 26 weeks ended June 28, 2009 and June 29, 2008 was $32.0 million and $16.2 million, respectively. For the 26 weeks ended June 28, 2009, cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends. For the 26 weeks ended June 29, 2008, cash was used primarily to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends.
     As of June 28, 2009, we had revolving credit borrowings of $72.6 million and letter of credit commitments of $3.2 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $96.5 million and letter of credit commitments of $3.0 million outstanding as of December 28, 2008 and revolving credit borrowings of $103.3 million and letter of credit commitments of $0.8 million outstanding as of June 29, 2008.
     Quarterly dividend payments of $0.09 per share were paid in fiscal 2008. In the first quarter of fiscal 2009, our Board of Directors determined to reduce our quarterly cash dividend to $0.05 per share of outstanding common stock, and dividends were paid at that rate on March 20, 2009 and June 15, 2009. The dividend rate was reduced in an effort to conserve our capital to maintain a healthy financial condition during the current economic downturn.
     Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.
     Our dividend payments and stock repurchases are generally funded by distributions from our subsidiary, Big 5 Corp. Generally, as long as there is no default or event of default under our financing agreement, Big 5 Corp. may make distributions to us of up to $15.0 million per year (and up to $5.0 million per quarter) for any purpose (including dividend payments or stock repurchases) and may make additional distributions for the purpose of paying our dividends or repurchasing our common stock if Big 5 Corp. will have post-dividend liquidity (as defined in the financing agreement) of at least $30 million.
     In light of the current economic climate, we did not repurchase any shares of our common stock during the first half of fiscal 2009. We repurchased 490,242 shares of our common stock for $4.5 million in the first half of fiscal 2008. Since the inception of our initial share repurchase program in May 2006 through June 28, 2009, we have repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under our current share repurchase program. However, due to the current economic environment, we do not expect to resume share repurchases in fiscal 2009.
     Financing Agreement. Our financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended, provides for a line of credit up to $175.0 million. The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2011, we must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.
     Under the revolving credit facility, our maximum eligible borrowing capacity is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of June 28, 2009 and December 28, 2008, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $67.7 million and $69.1 million, respectively.
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
     Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if, among other things, no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to our previous filings with the Securities and Exchange Commission (“SEC”). We were in compliance with all financial covenants under our financing agreement as of June 28, 2009, and we expect to be in compliance during the remainder of fiscal 2009. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, the lenders may (i) require us to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate our debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
     Future Capital Requirements. We had cash on hand of $3.4 million at June 28, 2009. We expect capital expenditures for the second half of fiscal 2009, excluding non-cash property and equipment acquisitions, to range from approximately $4.0 million to $6.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. In light of the current economic environment, we continue to slow our store expansion efforts substantially in fiscal

2009 in comparison to previous years, and anticipate opening approximately five new stores in fiscal 2009. Additionally, for the same reasons, in the first quarter of fiscal 2009 our Board of Directors determined to reduce our quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, and this was continued for the second quarter of fiscal 2009. On July 30, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on September 15, 2009 to stockholders of record as of September 1, 2009. Also, although a total of $14.2 million remained available for share repurchases under our share repurchase program at June 28, 2009, we do not expect to resume share repurchases in fiscal 2009. These measures are intended to preserve our capital to maintain a healthy financial condition during the current economic downturn.
     We believe we will be able to fund our cash requirements, for at least the next 12 months, from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy such cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility. In addition, CIT (the administrative agent and primary lender under our revolving credit facility) has publicly announced that its liquidity position has been materially adversely affected by the ongoing stress in the credit markets, that there is doubt about its ability to continue as a going concern and that it may be required to seek bankruptcy protection. If that were to occur, we believe that commitments from the other lenders under the credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to fund our cash requirements for at least the next 12 months. However, if CIT were to stop performing, or suffer delays in performance with respect to its role as administrative agent, our operations could nonetheless be disrupted while suitable alternatives are put in place. See Part II, Item 1A, Risk Factors, included in this report and Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our revolving credit facility, whether due to CIT’s financial condition or otherwise, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital, which would likely result in increased interest expense. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.
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
     Issued and outstanding letters of credit were $3.2 million at June 28, 2009, and were related primarily to importing of merchandise and funding insurance program liabilities.
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
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, is a discussion of our future obligations and commitments as of December 28, 2008. In the first half of fiscal 2009, our revolving credit borrowings declined by 24.8% from the end of fiscal 2008, as a result of our positive operating cash flow. We entered into new operating lease agreements in relation to our business operations, but do not believe that these operating leases would materially change our contractual obligations or commitments presented as of December 28, 2008.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, we consider our estimates on inventory valuation, impairment of long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended June 28, 2009.
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

     In fiscal 2008 we experienced increasing inflation in the purchase cost of certain products, which continued into fiscal 2009. During the 13 weeks ended June 28, 2009, the trend of inflation in product purchase costs generally appeared to stabilize.
Recently Issued Accounting Pronouncements
     See Note 2 to Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets (including, without limitation, any continued or worsening financial distress of our primary lender, The CIT Group/Business Credit, Inc.), the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability, higher costs associated with current and new sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR or JP Morgan Chase Bank prime rate were to change 1.0% as compared to the rate at June 28, 2009, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at June 28, 2009. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.

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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended June 28, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On January 17, 2008, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Adi Zimerman v. Big 5 Sporting Goods Corporation, et al., Case No. BC383834, alleging violations of the California Civil Code. On May 31, 2008, the Company was served with a complaint filed in the California Superior Court in the County of San Diego, entitled Michele Gonzalez v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2008-00083307-CU-BT-CTL, alleging violations of the California Civil Code and California Business and Professions Code and invasion of privacy. Each complaint was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested to provide their zip codes. Each plaintiff alleges or alleged, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks or sought, on behalf of the class members, statutory penalties, injunctive relief to require the Company to discontinue the allegedly improper conduct and attorneys’ fees and costs, of unspecified amounts. The plaintiff in the Gonzalez case also sought, on behalf of the class members, unspecified amounts of general damages, special damages, exemplary or punitive damages and disgorgement of profits. On October 7, 2008, the California Superior Court in the County of San Diego dismissed the Gonzalez case with prejudice. On February 20, 2009, the same court denied plaintiff’s Motion for Reconsideration of such dismissal. The period for appealing such dismissal has expired and the dismissal of the Gonzalez case is final. On December 9, 2008, the California Superior Court in the County of Los Angeles dismissed the Zimerman case with prejudice. On February 3, 2009, the plaintiff in the Zimerman case filed a Notice of Appeal of the dismissal. The Company and the plaintiff in the Zimerman case have entered into a settlement agreement effective as of June 4, 2009 that will result in dismissal of the case upon approval by the Superior Court. Following dismissal of the Zimerman case, the Company would be required to pay the plaintiff an amount that would not be material to the Company’s Interim Financial Statements. The Company believes that the Zimerman complaint is without merit and, if the case is not dismissed, the Company intends to continue to defend the suit vigorously.
     On June 26, 2009, a complaint was filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The Company has not been served in this action, but has reviewed a copy of the complaint. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit and, if served, the Company intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, except as follows:
     CIT’s Financial Difficulty Could Disrupt our Business and Operations. The Company has in place a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders which provides for a line of credit of up to $175.0 million, and under which CIT acts as administrative agent and has the largest lending commitment totaling $65.0 million. CIT has publicly announced that its liquidity position has been materially adversely affected by the ongoing stress in the credit markets, that there is doubt about its ability to continue as a going concern and that it may be required to seek bankruptcy protection. Although we believe the commitments from the other lenders under the credit facility should be sufficient to meet our near term borrowing requirements, if CIT is unable to perform its lending or administrative commitments under the facility, this could result in disruptions to our business and could require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     On June 9, 2009, the Company held its annual meeting of stockholders. At the annual meeting, the following matters were voted upon and the final votes on the proposals were recorded as follows:
1.
The Company’s stockholders approved the proposal to re-elect the following two Class A directors to the Company’s Board of Directors, each to hold office until the 2012 annual meeting of stockholders (and until each such director’s successor shall have been duly elected and qualified):

	Votes For	Votes Withheld

G. Michael Brown	12,151,422	7,960,030
David R. Jessick	18,210,108	1,901,344

The term of office for the following directors continued after the meeting: Sandra N. Bane (Class B director), Michael D. Miller (Class B director), Jennifer Holden Dunbar (Class C Director) and Steven G. Miller (Class C Director).

There were no abstentions or broker non-votes.

2.	The Company’s stockholders ratified the appointment of Deloitte & Touche LLP as its independent registered public accounting firm for the fiscal year ended January 3, 2010.

Votes For	Votes Against	Votes Abstained

20,071,922	25,859	13,671
There were no broker non-votes.

Item 5.	Other Information
     None.

Item 6.	Exhibits
     (a) Exhibits

Exhibit Number	Description of Document

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: August 5, 2009	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 5, 2009	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)