Form 10-Q
period 2009-09-27
BIG 5 SPORTING GOODS CORP
filed 2009-11-04
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
     There were 21,535,316 shares of common stock, with a par value of $0.01 per share outstanding at October 30, 2009.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 27,	December 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,903	$9,058
Accounts receivable, net of allowances of $195 and $305, respectively	6,620	16,611
Merchandise inventories, net	232,393	232,962
Prepaid expenses	7,581	8,201
Deferred income taxes	7,941	8,333

Total current assets	258,438	275,165

Property and equipment, net	84,593	94,241
Deferred income taxes	17,060	13,363
Other assets, net of accumulated amortization of $333 and $293, respectively	1,041	1,155
Goodwill	4,433	4,433

Total assets	$365,565	$388,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,124	$88,079
Accrued expenses	60,658	55,862
Current portion of capital lease obligations	1,960	1,942

Total current liabilities	147,742	145,883

Deferred rent, less current portion	23,639	24,960
Capital lease obligations, less current portion	2,641	2,948
Long-term debt	59,697	96,499
Other long-term liabilities	6,252	6,267

Total liabilities	239,971	276,557

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,016,861 and 23,004,087 shares, respectively; outstanding 21,533,566 and 21,520,792 shares, respectively	230	230
Additional paid-in capital	94,301	92,704
Retained earnings	52,429	40,232
Less: Treasury stock, at cost; 1,483,295 and 1,483,295 shares, respectively	(21,366)	(21,366)

Total stockholders’ equity	125,594	111,800

Total liabilities and stockholders’ equity	$365,565	$388,357

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Net sales	$231,582	$223,180	$657,913	$645,041

Cost of sales	153,073	148,925	441,002	430,828

Gross profit	78,509	74,255	216,911	214,213

Selling and administrative expense	65,327	65,962	190,194	193,585

Operating income	13,182	8,293	26,717	20,628

Interest expense	562	1,166	1,883	3,911

Income before income taxes	12,620	7,127	24,834	16,717

Income taxes	4,609	2,669	9,409	6,415

Net income	$8,011	$4,458	$15,425	$10,302

Earnings per share:
Basic	$0.37	$0.21	$0.72	$0.48

Diluted	$0.37	$0.21	$0.72	$0.48

Dividends per share	$0.05	$0.09	$0.15	$0.27

Weighted-average shares of common stock outstanding:
Basic	21,435	21,447	21,426	21,673

Diluted	21,747	21,464	21,545	21,685

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39 Weeks Ended
	September 27,	September 28,
	2009	2008

Cash flows from operating activities:
Net income	$15,425	$10,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,417	14,257
Share-based compensation	1,589	1,432
Amortization of deferred finance charges	40	39
Deferred income taxes	(3,305)	(1,508)
(Gain) loss on disposal of equipment	(59)	33
Changes in operating assets and liabilities:
Accounts receivable, net	9,991	7,353
Merchandise inventories, net	569	4,942
Prepaid expenses and other assets	694	15
Accounts payable	4,701	5,527
Accrued expenses and other long-term liabilities	3,330	(13,042)

Net cash provided by operating activities	47,392	29,350

Cash flows from investing activities:
Purchases of property and equipment	(3,169)	(14,204)
Proceeds from disposal of property and equipment	—	47

Net cash used in investing activities	(3,169)	(14,157)

Cash flows from financing activities:
Net principal payments under revolving credit facility and book overdraft	(44,446)	(9,656)
Principal payments under capital lease obligations	(1,758)	(1,333)
Proceeds from exercise of stock options	95	—
Tax withholding payments for share-based compensation	(47)	—
Purchases of treasury stock	—	(5,121)
Dividends paid	(3,222)	(5,853)

Net cash used in financing activities	(49,378)	(21,963)

Net decrease in cash and cash equivalents	(5,155)	(6,770)
Cash and cash equivalents at beginning of period	9,058	9,741

Cash and cash equivalents at end of period	$3,903	$2,971

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,837	$1,673

Property and equipment purchases accrued	$787	$2,851

Stock awards vested and issued to employees	$182	$—

Supplemental disclosures of cash flow information:
Interest paid	$2,007	$4,361

Income taxes paid	$674	$9,002

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business
Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 382 stores in 11 states at September 27, 2009. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative GAAP by reorganizing previously issued GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, the Company adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. In the discussion that follows, the Company will refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and will no longer refer to citations that relate to accounting pronouncements superseded by the ASC.
     In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Accordingly, the Company adopted ASC 855 in the second quarter of fiscal 2009. The adoption of ASC 855 had no impact on the Company’s Interim Financial Statements.
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
Adjustments
     As previously disclosed, in the second quarter of fiscal 2008 the Company recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income by $0.9 million, or $0.04 per diluted share, for the 39 weeks ended September 28, 2008. The Company determined this charge to be immaterial to its prior period consolidated financial statements.
Revenue Recognition
     The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2009). The Company recognized approximately $113,000 and $344,000 in gift card breakage revenue for the 13 weeks and 39 weeks ended September 27, 2009, respectively, compared to approximately $121,000 and $366,000 for the 13 weeks and 39 weeks ended September 28, 2008, respectively.
     The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenues as defined in ASC 605, Revenue Recognition.
     Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 1% of net sales in fiscal 2009 and fiscal 2008.
Valuation of Merchandise Inventories
     The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method, which approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, and allocated overhead costs associated with the Company’s distribution center.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Management regularly reviews inventories and records valuation reserves for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. Because of its merchandise mix and buying practices, the Company has not historically experienced significant occurrences of obsolescence.
     Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. The Company performs physical inventories of its stores at least once per year and cycle counts inventories at its distribution center throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the financial reporting date.
     These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.
Leases and Deferred Rent
     The Company accounts for its leases under the provisions of ASC 840, Leases.
     The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s retail store facilities, distribution center and corporate office. Capital lease obligations consist principally of leases for the Company’s distribution center delivery tractors and management information systems hardware.
     Certain of the leases for the Company’s retail store facilities provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. These contingent rents are expensed as they accrue.
     Deferred rent represents the difference between rent paid and the amounts expensed for operating leases. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in ASC 840 and may exceed the initial non-cancelable lease term.
     Landlord allowances for tenant improvements, or lease incentives, are recorded as deferred rent and amortized on a straight-line basis over the lease term as a component of rent expense.

(3)	Fair Value Measurements
     The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the Company’s financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.
     The Company adopted ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities in the first quarter of fiscal 2008, and for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009. The adoption of ASC 820 did not have a material impact on the Company’s Interim Financial Statements for the respective periods.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(4)	Accrued Expenses
     Accrued expenses consist of the following:

	September 27,	December 28,
	2009	2008
	(In thousands)

Payroll and related expenses	$17,084	$18,156
Federal income tax payable	9,915	—
Occupancy costs	8,162	6,956
Sales tax	7,242	8,721
Advertising	4,145	6,002
Other	14,110	16,027

Accrued expenses	$60,658	$55,862

(5)	Income Taxes
     Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized.
     The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for years after 2005 and state and local income tax returns are open for years after 2003.
     At September 27, 2009 and December 28, 2008, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At September 27, 2009 and December 28, 2008, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6)	Share-based Compensation
     The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognized approximately $0.6 million and $1.6 million in share-based compensation expense, including stock options and nonvested stock awards, for the 13 weeks and 39 weeks ended September 27, 2009, respectively, compared to $0.5 million and $1.4 million for the 13 weeks and 39 weeks ended September 28, 2008, respectively.
Stock Options
     In the 39 weeks ended September 27, 2009, the Company granted 560,700 stock options to certain employees, as defined by ASC 718, under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”). Stock options granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the stock options is equal to the quoted market price of the Company’s common stock on the date of grant. The weighted-average grant-date fair value per option for stock options granted in the 39 weeks ended September 27, 2009 and September 28, 2008 was $1.92 and $2.85, respectively.
     The fair value of each stock option on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009*	2008*	2009	2008

Risk-free interest rate	—	—	2.3%	2.8%
Expected term	—	—	6.50 years	6.18 years
Expected volatility	—	—	55.2%	46.0%
Expected dividend yield	—	—	4.07%	4.02%

*	No share options were granted during the 13 weeks ended September 27, 2009 and September 28, 2008.
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
     As of September 27, 2009, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.8 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Nonvested Stock Awards
     In the 39 weeks ended September 27, 2009, the Company granted 12,000 nonvested stock awards to certain employees, as defined by ASC 718, under the Plan. The weighted-average grant-date fair value per share of the Company’s nonvested stock awards granted in the 39 weeks ended September 27, 2009 and September 28, 2008 was $13.17 and $7.92, respectively.
     The following table illustrates the Company’s nonvested stock awards activity for the 39 weeks ended September 27, 2009:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at December 28, 2008	109,100	$7.92
Granted	12,000	13.17
Vested	(27,075)	7.92
Forfeited	(1,100)	7.91

Balance at September 27, 2009	92,925	$8.60

     The weighted-average grant-date fair value of nonvested stock awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above.
     Nonvested stock awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year.
     As of September 27, 2009, there was $0.7 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.
     To satisfy employee minimum statutory tax withholding requirements for nonvested stock awards that vest, the Company withholds common shares, unless an employee elects to pay cash. In the 39 weeks ended September 27, 2009, the Company withheld 7,701 common shares with a total value of $47,000. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(7)	Earnings Per Share
     The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and nonvested stock awards.
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income	$8,011	$4,458	$15,425	$10,302

Weighted-average shares of common stock outstanding:
Basic	21,435	21,447	21,426	21,673
Dilutive effect of common stock equivalents arising from stock options and nonvested stock awards	312	17	119	12

Diluted	21,747	21,464	21,545	21,685

Basic earnings per share	$0.37	$0.21	$0.72	$0.48

Diluted earnings per share	$0.37	$0.21	$0.72	$0.48

     The computation of diluted earnings per share for the 13 weeks ended September 27, 2009, the 39 weeks ended September 27, 2009, the 13 weeks ended September 28, 2008 and the 39 weeks ended September 28, 2008 does not include stock options in the amounts of 896,342, 1,391,737, 1,420,379 and 1,349,858 shares, respectively, that were outstanding and antidilutive (i.e., including such stock options would result in higher earnings per share), since the exercise prices of these stock options exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 39 weeks ended September 27, 2009 does not include nonvested stock awards in the amount of 4,879 shares that were outstanding and antidilutive. No nonvested stock awards were antidilutive for the 13 weeks ended September 27, 2009, the 13 weeks ended September 28, 2008 and the 39 weeks ended September 28, 2008.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The Company did not repurchase any of its common stock in the 39 weeks ended September 27, 2009. The Company repurchased 85,757 shares of its common stock for $0.6 million during the 13 weeks ended September 28, 2008 and repurchased 575,999 shares of its common stock for $5.1 million during the 39 weeks ended September 28, 2008. Since the inception of its initial share repurchase program in May 2006, the Company has repurchased a total of 1,369,085 shares for $20.8 million. As of September 27, 2009, a total of $14.2 million remained available for share repurchases under the Company’s current share repurchase program.

(8)	Commitments and Contingencies
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The parties have scheduled a mediation for December 14, 2009 and, if the mediation is unsuccessful in resolving the suit, the Company intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is secondarily liable for the performance of a lease that has been assigned to a third party. This secondary obligation includes the payment of lease costs over the remaining lease term, which expires in January 2011, for which the Company was responsible as the original lessee. The undiscounted secondary obligation of the remaining lease costs approximates $0.2 million at September 27, 2009. Since there is no reason to believe that the third party will default, no provision has been made in the Interim Financial Statements for amounts that would be payable by the Company.
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
     The Company has evaluated all subsequent events through November 4, 2009, the date these Interim Financial Statements were issued.
     On October 29, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 15, 2009 to stockholders of record as of December 1, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of September 27, 2009, and the related condensed consolidated statements of operations for the 13 week and 39 week periods ended September 27, 2009 and September 28, 2008 and cash flows for the 39 week periods ended September 27, 2009 and September 28, 2008. These condensed consolidated interim financial statements are the responsibility of the Corporation’s management.
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
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 4, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 28, 2008.
Overview
     We are a leading sporting goods retailer in the western United States, operating 382 stores in 11 states under the name “Big 5 Sporting Goods” at September 27, 2009. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
Executive Summary
     The continuing economic slowdown and uncertainty in the financial sector resulted in a difficult environment for retailers. The U.S. economy is in a recession, and if measures implemented, or to be implemented, by the federal and state governments fail to stimulate an economic recovery, this prolonged economic downturn could continue. While our results for the thirty-nine weeks ended September 27, 2009 and September 28, 2008 reflect this economic downturn, we experienced improved results in the second and third quarters of fiscal 2009 compared with the same periods of fiscal 2008.
•
Net income for the third quarter of fiscal 2009 increased 79.7% to $8.0 million, or $0.37 per diluted share, compared to $4.5 million, or $0.21 per diluted share, for the third quarter of fiscal 2008. The increase primarily reflected higher sales levels, slightly lower selling and administrative expense and lower interest expense.

•
Net sales for the third quarter of fiscal 2009 increased 3.8% to $231.6 million compared to $223.2 million for the third quarter of fiscal 2008. The increase in net sales was primarily attributable to an increase of $5.0 million in new store sales and $3.5 million in same store sales.

•
Gross profit as a percentage of net sales for the third quarter of fiscal 2009 increased by 63 basis points to 33.9% compared to the third quarter of fiscal 2008, primarily as a result of slightly higher merchandise margins and lower distribution costs.

•	Selling and administrative expense for the third quarter of fiscal 2009 declined 1.0% to $65.3 million, or 28.2% of net sales, compared to $66.0 million, or 29.6% of net sales, for the third quarter of fiscal 2008. The decrease was due mainly to lower advertising expense.

•
Operating income for the third quarter of fiscal 2009 increased 58.9% to $13.2 million, or 5.7% of net sales, compared to $8.3 million, or 3.7% of net sales, for the third quarter of fiscal 2008. The higher operating income primarily reflects an increase in net sales, a higher gross profit percentage and a decrease in selling and administrative expense.

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended September 27, 2009 Compared to 13 Weeks Ended September 28, 2008
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 27, 2009		September 28, 2008
	(In thousands, except percentages)

Net sales	$231,582	100.0%	$223,180	100.0%
Cost of sales (1)	153,073	66.1	148,925	66.7

Gross profit	78,509	33.9	74,255	33.3
Selling and administrative expense (2)	65,327	28.2	65,962	29.6

Operating income	13,182	5.7	8,293	3.7
Interest expense	562	0.2	1,166	0.5

Income before income taxes	12,620	5.5	7,127	3.2
Income taxes	4,609	2.0	2,669	1.2

Net income	$8,011	3.5%	$4,458	2.0%

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

     Net Sales. Net sales increased by $8.4 million, or 3.8%, to $231.6 million in the 13 weeks ended September 27, 2009 from $223.2 million in the same period last year. The increase in net sales was primarily attributable to the following:
•	New store sales increased $5.0 million, which reflected the opening of 12 new stores, net of relocations, since June 29, 2008, and same store sales increased

$3.5 million. Same store sales increased 1.6% in the 13 weeks ended September 27, 2009 versus the 13 weeks ended September 28, 2008. This increase represented the second consecutive quarter of same store sales growth, after six consecutive fiscal quarters of same store sales declines ending with the first quarter of fiscal 2009, resulting from the weakened consumer environment.

•
While net sales for the 13 weeks ended September 27, 2009 continued to be impacted by the challenging consumer environment, customer traffic into our retail stores increased for the 13 weeks ended September 27, 2009 when compared with the 13 weeks ended September 28, 2008.

     Store count at September 27, 2009 was 382 versus 372 at September 28, 2008. We did not open any new stores in the 13 weeks ended September 27, 2009, while we opened three new stores and closed a store that was relocated in a prior period in the 13 weeks ended September 28, 2008. We expect to open approximately three new stores in fiscal 2009, substantially fewer than in fiscal 2008, due primarily to uncertainty arising from the challenging consumer environment. We expect the number of new store openings in fiscal 2010 to be substantially higher than fiscal 2009.
     Gross Profit. Gross profit increased by $4.2 million, or 5.7%, to $78.5 million, or 33.9% of net sales, in the 13 weeks ended September 27, 2009 from $74.3 million, or 33.3% of net sales, in the 13 weeks ended September 28, 2008. The change in gross profit was primarily attributable to the following:
•	Net sales increased by $8.4 million in the 13 weeks ended September 27, 2009 compared to the same period last year.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, increased 13 basis points versus the same period in the prior year, primarily reflecting shifts in product sales mix.

•	Distribution center costs declined $0.5 million, or 40 basis points, compared to the same period last year, due mainly to reduced fuel costs.
•	Store occupancy costs increased by $1.0 million, or 16 basis points, year over year, primarily reflecting the cost of new store openings.
     Selling and Administrative Expense. Selling and administrative expense decreased by $0.7 million to $65.3 million, or 28.2% of net sales, in the 13 weeks ended September 27, 2009 from $66.0 million, or 29.6% of net sales, in the same period last year. The decrease in selling and administrative expense compared to the same period last year was largely attributable to a decline in advertising expense of $2.0 million due primarily to a reduction in the frequency and distribution of advertising circulars, as well as lower printing costs. This decrease was partially offset by an increase in store-related expense, excluding occupancy, of $0.9 million due mainly to higher labor and operating costs to support the increase in store count.

     Interest Expense. Interest expense decreased by $0.6 million, or 51.8%, to $0.6 million in the 13 weeks ended September 27, 2009 from $1.2 million in the same period last year. This decrease was due to a reduction in average debt levels of approximately $23.3 million to $74.0 million in the third quarter of fiscal 2009 from $97.3 million in the same period last year, combined with a reduction in average interest rates of approximately 220 basis points to 2.1% in the third quarter of fiscal 2009 from 4.3% in the same period last year.
     Income Taxes. The provision for income taxes was $4.6 million for the 13 weeks ended September 27, 2009 and $2.7 million for the 13 weeks ended September 28, 2008, primarily reflecting our higher pre-tax income. Our effective tax rate was 36.5% for the third quarter of fiscal 2009 compared with 37.4% for the third quarter of fiscal 2008. Our lower effective tax rate for the third quarter of fiscal 2009 compared to the same period last year primarily reflects an increased benefit from income tax credits for the current year.
     39 Weeks Ended September 27, 2009 Compared to 39 Weeks Ended September 28, 2008
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 27, 2009		September 28, 2008
	(In thousands, except percentages)

Net sales	$657,913	100.0%	$645,041	100.0%
Cost of sales (1) (2)	441,002	67.0	430,828	66.8

Gross profit (2)	216,911	33.0	214,213	33.2
Selling and administrative expense (3)	190,194	28.9	193,585	30.0

Operating income (2)	26,717	4.1	20,628	3.2
Interest expense	1,883	0.3	3,911	0.6

Income before income taxes (2)	24,834	3.8	16,717	2.6
Income taxes	9,409	1.4	6,415	1.0

Net income (2)	$15,425	2.4%	$10,302	1.6%

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

     Net Sales. Net sales increased by $12.9 million, or 2.0%, to $657.9 million in the 39 weeks ended September 27, 2009 from $645.0 million in the same period last year. The change in net sales was primarily attributable to the following:
•
New store sales increased by $19.0 million, which reflected the opening of 19 new stores, net of relocations, since December 30, 2007, partially offset by decreases in same store sales and closed store sales of $5.1 million and $1.2 million, respectively. Same store sales decreased 0.8% in the 39 weeks ended September 27, 2009 versus the 39 weeks ended September 28, 2008.

•
While net sales for the 39 weeks ended September 27, 2009 continued to be impacted by the challenging consumer environment, we are experiencing a trend of increasing customer traffic into our retail stores when compared with the same period last year.

     Store count at September 27, 2009 was 382 versus 372 at September 28, 2008. We opened one new store in the 39 weeks ended September 27, 2009, and opened nine new stores, net of closures and relocations, in the 39 weeks ended September 28, 2008. We expect to open approximately three new stores in fiscal 2009, substantially fewer than in fiscal 2008, due primarily to uncertainty arising from the challenging consumer environment. We expect the number of new store openings in fiscal 2010 to be substantially higher than fiscal 2009.
     Gross Profit. Gross profit increased by $2.7 million, or 1.3%, to $216.9 million, or 33.0% of net sales, in the 39 weeks ended September 27, 2009 from $214.2 million, or 33.2% of net sales, in the 39 weeks ended September 28, 2008. The change in gross profit was primarily attributable to the following:
•	Net sales increased by $12.9 million in the 39 weeks ended September 27, 2009 compared to the same period last year.

•
Distribution costs decreased by $2.5 million in the 39 weeks ended September 27, 2009 compared to the same period last year, due primarily to lower costs for trucking and fuel, along with reduced labor expense attributed to reduced headcount.

•
Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 51 basis points versus the same period in the prior year, primarily due to shifts in product sales mix and product cost inflation.

•
Store occupancy costs increased by $1.7 million, or 10 basis points, year over year, due primarily to the increase in store count. The increase in store occupancy costs was offset by the impact of a second quarter of fiscal 2008 nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense (see footnote 2 of table on page 20).

     Selling and Administrative Expense. Selling and administrative expense decreased by $3.4 million to $190.2 million, or 28.9% of net sales, in the 39 weeks ended September 27,

2009 from $193.6 million, or 30.0% of net sales, in the same period last year. The decrease in selling and administrative expense compared to the same period last year was largely attributable to a decline in advertising expense of $5.6 million due primarily to a reduction in the frequency and distribution of advertising circulars, as well as lower printing costs, along with a decline in administrative expense in various categories of $0.5 million. These decreases were partially offset by an increase in store-related expense, excluding occupancy, of $2.7 million, or 4 basis points as a percentage of net sales, due mainly to higher labor and operating costs to support the increase in store count.
     Interest Expense. Interest expense decreased by $2.0 million, or 51.9%, to $1.9 million in the 39 weeks ended September 27, 2009 from $3.9 million in the same period last year. This decrease was due to a reduction in average debt levels of approximately $20.6 million to $81.2 million in the 39 weeks ended September 27, 2009 from $101.8 million in the same period last year, combined with a reduction in average interest rates of approximately 260 basis points to 2.2% in the 39 weeks ended September 27, 2009 from 4.8% in the same period last year.
     Income Taxes. The provision for income taxes was $9.4 million for the 39 weeks ended September 27, 2009 and $6.4 million for the 39 weeks ended September 28, 2008. This increase was primarily due to higher pre-tax income in the 39 weeks ended September 27, 2009. Our effective tax rate was 37.9% for the 39 weeks ended September 27, 2009 compared with 38.4% for the 39 weeks ended September 28, 2008.
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
     We ended the 39 weeks ended September 27, 2009 with $3.9 million of cash and cash equivalents compared with $3.0 million at the end of the same period in fiscal 2008. Our cash flows from operating, investing and financing activities for the 39 weeks ended September 27, 2009 and September 28, 2008 were as follows:

	39 Weeks Ended
	September 27,	September 28,
	2009	2008
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$47,392	$29,350
Investing activities	(3,169)	(14,157)
Financing activities	(49,378)	(21,963)

Decrease in cash and cash equivalents	$(5,155)	$(6,770)

     Operating Activities. Net cash provided by operating activities for the 39 weeks ended September 27, 2009 and September 28, 2008 was $47.4 million and $29.4 million, respectively. The increase in cash provided by operating activities for the 39 weeks ended September 27, 2009 compared to the same period last year primarily reflects higher net income, reduced funding for accrued expenses including employee compensation and benefit plans and advertising and an increased collection of accounts receivable, primarily credit card receivables. The net cash flow benefit from reduced merchandise inventory and accounts payable this year declined from the same period in the prior year.
     Investing Activities. Net cash used in investing activities for the 39 weeks ended September 27, 2009 and September 28, 2008 was $3.2 million and $14.2 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods. This decrease was primarily attributable to a reduction in store expansion activity and a corresponding reduction in new store capital expenditures. Due primarily to the current challenging operating and economic environment, we continue to reduce our capital expenditures, particularly store expansion investments, in fiscal 2009 in comparison to previous years.
     Financing Activities. Net cash used in financing activities for the 39 weeks ended September 27, 2009 and September 28, 2008 was $49.4 million and $22.0 million, respectively. For the 39 weeks ended September 27, 2009, cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends. For the 39 weeks ended September 28, 2008, cash was used primarily to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends.
     As of September 27, 2009, we had revolving credit borrowings of $59.7 million and letter of credit commitments of $4.6 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $96.5 million and letter of credit commitments of $3.0 million outstanding as of December 28, 2008 and revolving credit borrowings of $99.9 million and letter of credit commitments of $7.2 million outstanding as of September 28, 2008.
     Quarterly dividend payments of $0.09 per share were paid in fiscal 2008. In the first quarter of fiscal 2009, our Board of Directors reduced the quarterly cash dividend to $0.05 per share of outstanding common stock, and dividends were paid at that rate on March 20, 2009, June 15, 2009 and September 15, 2009. The dividend rate was reduced in an effort to conserve our capital to maintain a healthy financial condition during the current economic downturn.
     Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.
     In light of the current economic climate, we did not repurchase any shares of our common stock during the 39 weeks ended September 27, 2009. We repurchased 575,999 shares of our common stock for $5.1 million in the 39 weeks ended September 28, 2008. Since the inception of our initial share repurchase program in May 2006 through September 27, 2009, we have repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under our current share repurchase program. However, due to the current economic environment, we do not expect to resume share repurchases in fiscal 2009.
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
     Under the revolving credit facility, our maximum eligible borrowing capacity is limited to 73.66% of the aggregate value of eligible inventory during October, November and December and 67.24% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of September 27, 2009 and December 28, 2008, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $78.5 million and $69.1 million, respectively.
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
     Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if, among other things, no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to our previous filings with the Securities and Exchange Commission (“SEC”). We are currently in compliance with all financial covenants under our financing agreement. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, the lenders may (i) require us to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate our debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.
     Future Capital Requirements. We had cash on hand of $3.9 million at September 27, 2009. We expect capital expenditures for the last quarter of fiscal 2009, excluding non-cash property and equipment acquisitions, to range from approximately $3.0 million to $5.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. In light of the current economic environment, we continue to slow our store expansion efforts substantially in fiscal 2009 in comparison to previous years, and anticipate opening approximately three new stores in fiscal 2009. Additionally, for the same reasons, in the first quarter of fiscal 2009 our Board of Directors reduced our quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, and this was continued for the second and third quarters of fiscal 2009. In the fourth quarter of fiscal 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 15, 2009 to stockholders of record as of December 1, 2009. Also, although a total of $14.2 million remained available for share repurchases under our share repurchase program at September 27, 2009, we do not expect to resume share repurchases for the remainder of fiscal 2009. These measures are intended to preserve our capital to maintain a healthy financial condition during the current economic downturn.
     We believe we will be able to fund our cash requirements, for at least the next 12 months, from cash on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy such cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility. In addition, on November 1, 2009, CIT Group Inc., the parent company of CIT (the administrative agent and primary lender under our revolving credit facility), filed for Chapter 11 bankruptcy protection. None of the operating subsidiaries, including CIT, of CIT Group Inc., were included in the bankruptcy filing. It is not yet clear whether, or to what extent, this filing will ultimately impact CIT as an operating subsidiary. We believe that commitments from the other lenders under the credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to fund our cash requirements for at least the next 12 months. However, if CIT is unable to perform its lending or administrative commitments under the facility then our operations could nonetheless be disrupted while suitable alternatives are put in place. See Part II,

Item 1A, Risk Factors, included in this report and Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
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
     Issued and outstanding letters of credit were $4.6 million at September 27, 2009, and were related primarily to importing of merchandise and funding insurance program liabilities.
     We also have capital lease obligations which consist principally of leases for our distribution center delivery tractors and management information systems hardware. Included in our other liabilities is a contractual obligation to the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal of leasehold improvements from our stores upon termination of our store leases.
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, is a discussion of our future obligations and commitments as of December 28, 2008. In the 39 weeks ended September 27, 2009, our revolving credit borrowings declined by 38.1% from the end of fiscal 2008, as a result of our positive operating cash flow. We entered into new operating lease agreements in relation to our business operations, but do not believe that these operating leases would materially change our contractual obligations or commitments presented as of December 28, 2008.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, we consider our estimates on inventory valuation, impairment of long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 27, 2009.
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
     In fiscal 2008 we experienced increasing inflation in the purchase cost of certain products, which continued into fiscal 2009. During the 13 weeks ended September 27, 2009, the trend of inflation in product purchase costs generally appeared to stabilize.
Recently Issued Accounting Guidance
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
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. If the LIBOR or JP Morgan Chase Bank prime rate were to change 1.0% as compared to the rate at September 27, 2009, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at September 27, 2009. We do not hold any derivative instruments and do not engage in foreign currency transactions or hedging activities.

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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended September 27, 2009, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The parties have scheduled a mediation for December 14, 2009 and, if the mediation is unsuccessful in resolving the suit, the Company intends to defend the suit vigorously. The Company is not able to evaluate the likelihood of an unfavorable outcome or to estimate a range of potential loss in the event of an unfavorable outcome at the present time. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
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
     CIT’s Financial Difficulty Could Disrupt our Business and Operations. The Company has in place a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders which provides for a line of credit of up to $175.0 million, and under which CIT acts as administrative agent and has the largest lending commitment totaling $65.0 million. On November 1, 2009, CIT Group Inc., the parent company of CIT, filed for Chapter 11 bankruptcy protection. None of the operating subsidiaries, including CIT, of CIT Group Inc., were included in the bankruptcy filing. It is not yet clear whether, or to what extent, this filing will ultimately impact CIT as an operating subsidiary. Although we believe the commitments from the other lenders under the credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to meet our near term borrowing requirements, if CIT is unable to perform its lending or administrative commitments under the facility, this could result in disruptions to our business and could require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: November 4, 2009	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 4, 2009	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)