Form 10-K
period 2010-01-03
BIG 5 SPORTING GOODS CORP
filed 2010-03-02
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-49850

BIG 5 SPORTING GOODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4388794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East El Segundo Boulevard El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant’s telephone number, including area code:
(310) 536-0611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $108,409,216 as of June 28, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 28, 2009. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,567,266 shares of common stock outstanding at February 26, 2010.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2010 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability, higher costs associated with current and new sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we”, “our”, “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 384 stores in 11 states under the “Big 5 Sporting Goods” name at January 3, 2010. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

We believe that over our 55-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience”, of this Annual Report on Form 10-K. In fiscal 2009, we generated net sales of $895.5 million, operating income of $37.7 million, net income of $21.8 million and diluted earnings per share of $1.01.

We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly owned subsidiary incorporated in Delaware on October 27, 1997. We conduct our gift card operations through Big 5 Services Corp., a wholly owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.

Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245. Our Internet address is www.big5sportinggoods.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 82 stores, an average of approximately 16 new stores annually, of which 66% were outside of California. Uncertainty resulting from the economic recession slowed our store expansion efforts in fiscal 2009. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores	Stores	Number of Stores
Year	California	Markets	Total	Relocated(1)	Closed	at Period End

2005	7	11	18	(2)	(1)	324
2006	7	12	19	−	−	343
2007	6	17	23	(3)	−	363
2008	7	12	19	(1)	−	381
2009	1	2	3	−	−	384

(1)	All stores relocated in the table above were in California.

Our store format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 50,000 people. Our 11,000 average square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

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

Management Experience

We believe the experience, commitment and tenure of our professional staff drive our strong execution and historical operating performance and give us a substantial competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 3, 2010:

		Average
	Number of	Number of
	Employees	Years With Us

Senior Management	7	28
Vice Presidents	10	21
Buyers	16	22
Store District/Regional Supervisors	42	21
Store Managers	384	10

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

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as fishing rods and golf clubs, as a percentage of net sales:

	Fiscal Year
	2009	2008	2007	2006	2005

Soft goods
Athletic and sport apparel	16.3%	17.3%	16.8%	17.1%	16.1%
Athletic and sport footwear	29.1	29.2	29.8	29.9	30.4

Total soft goods	45.4	46.5	46.6	47.0	46.5
Hard goods	54.6	53.5	53.4	53.0	53.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Everlast	Impex	Rawlings	Spalding
Asics	Fila	JanSport	Razor	Speedo
Browning	Footjoy	K2	Reebok	Timex
Bushnell	Franklin	Lifetime	Remington	Titleist
Coleman	Head	Mizuno	Rollerblade	Under Armour
Converse	Heelys	New Balance	Russell Athletic	Wilson
Crosman	Hillerich & Bradsby	Nike	Saucony	Zebco
Easton	Icon (Proform)	Prince	Shimano

We also offer a variety of private label merchandise to complement our branded product offerings, which represents approximately 3% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the opportunity to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2013 to 2019. Our licensed trademarks include Avet, Body Glove, Hi-Tec, Maui & Sons, Realm and The Realm. The expiration dates for these license agreements range from 2010 to 2012. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

Through our 55 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. In terms of category selection, we believe our merchandise offering compares favorably to our competitors, including the superstores. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

We experience seasonal fluctuations in our net sales and operating results and typically generate higher net sales in the fourth fiscal quarter, which includes the holiday selling season. Accordingly, in the fourth fiscal quarter we experience normally higher purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, resulting in excess inventory, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results.

Our buyers, who average 22 years of experience with us, work closely with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

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

We offer an email marketing program that enables our customers, upon subscribing on our website, to download discount coupons, sign up to receive our weekly advertisements through email and enjoy other promotional offers.

Vendor Relationships

We have developed strong vendor relationships over the past 55 years. We currently purchase merchandise from over 700 vendors. In fiscal 2009, only one vendor represented greater than 5% of total purchases, at 6.0%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

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

Distribution

We operate a distribution center located in Riverside, California, that services all of our stores. The facility has approximately 953,000 square feet of storage and office space. The distribution center warehouse management system is fully integrated with our management information systems and provides improved warehousing and distribution capabilities. We distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers. Our lease for the distribution center, which was entered into on April 14, 2004, has an initial term of 10 years and includes three additional five-year renewal options.

Industry and Competition

The retail market for sporting goods is highly competitive. In general, competition tends to fall into the following five basic categories:

Sporting Goods Superstores.  Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations. These stores emphasize high volume sales and a large number of stock-keeping units. Examples include Academy Sports & Outdoors, Dick’s Sporting Goods, The Sports Authority and Sport Chalet.

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

Specialty Sporting Goods Stores.  Specialty sporting goods retailers are stores that typically carry a wide assortment of one specific product category, such as athletic shoes, golf, or outdoor equipment. Examples of these retailers include Bass Pro Shops, Cabela’s, Foot Locker, Gander Mountain, Golfsmith and REI. This category also includes pro shops that often are single-store operations.

Mass Merchandisers.  This category includes discount retailers such as Kmart, Target and Wal-Mart and department stores such as JC Penney, Kohl’s and Sears. These stores range in size from 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or on free-standing sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers.

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

As of January 3, 2010, we had over 8,600 active full and part-time employees, reduced from over 8,900 employees as of December 28, 2008. This reduction in the number of employees during fiscal 2009 was due largely to a three percent reduction in the number of full-time employees, which we achieved through managed attrition, and our alignment of part-time store labor to sales levels. The Miscellaneous Warehousemen Drivers and Helpers, Local Union 986, affiliated with the International Brotherhood of Teamsters, represents approximately 450 hourly employees in our distribution center and select stores. The collective bargaining agreements covering both our distribution center and select store employees expire on August 31, 2012. We have not had a strike or work stoppage in over 28 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We have developed a comprehensive training program that is tailored for each store position. All employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations to promote consistency in employee development. The manager trainee schedule provides seminars on operational responsibilities such as merchandising strategy, loss prevention and inventory control. Moreover, each manager trainee must complete a progressive series of outlines and evaluations in order to advance to the next successive level. Ongoing store management training includes topics such as advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment prevention and loss prevention. We also provide unique opportunities for our employees to gain knowledge about our products, through periodic “hands-on” training seminars.

Description of Service Marks and Trademarks

We use the Big 5 and Big 5 Sporting Goods names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2013, respectively. We have also registered the names Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2013 to 2019. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, income, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. We may also experience increased inflationary pressure on our product costs. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions.

As discussed in this and prior reports, the consumer environment has been particularly challenging over the last few years. The economic recession and long-term weakness and instability in the financial markets have deteriorated the consumer spending environment and reduced consumer income, liquidity, credit and confidence in the economy, and have resulted in substantial reductions in consumer spending. Continued weakness or further deterioration of the consumer spending environment would be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past. Government responses to the disruptions in the financial markets may not restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

Worldwide capital and credit markets experienced nearly unprecedented volatility and disruption in fiscal 2008 and fiscal 2009, which has impacted the ability of several financial institutions to meet their obligations. As a consequence, the parent company of our principal lender, the CIT Group/Business Credit, Inc. (“CIT”), recently filed for Chapter 11 bankruptcy protection and has since emerged from those proceedings. Based on information available to us, all of the lenders under our financing agreement are currently able to fulfill their commitments thereunder. However, circumstances could arise that may impact their ability to fund their obligations in the future. Although we believe the commitments from our lenders under the credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if CIT, or any other lender, is for any reason unable to perform its lending or administrative commitments under the facility then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	sporting goods superstores, such as Academy Sports & Outdoors, Dick’s Sporting Goods, The Sports Authority and Sport Chalet;

•	traditional sporting goods stores and chains, such as Hibbett Sports and Modell’s;

•	specialty sporting goods shops and pro shops, such as Bass Pro Shops, Cabela’s, Foot Locker, Gander Mountain, Golfsmith and REI;

•	mass merchandisers, discount stores and department stores, such as JC Penney, Kmart, Kohl’s, Sears, Target and Wal-Mart; and

•	catalog and Internet-based retailers.

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

Our net and same store sales and results of operations, reported and expected, have fluctuated in the past and will vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. A number of factors, many of which are outside our control, have historically caused and will continue to cause variations in our quarterly net and same store sales and operating results, including changes in consumer demand for our products, competition in our markets, changes in pricing or other actions taken by our competitors, weather conditions in our markets, natural disasters, litigation, political events, changes in accounting standards, changes in management’s accounting estimates or assumptions and economic conditions, including those specific to our western markets.

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2009 we operated approximately 24% more stores than we did at the end of fiscal 2004. During fiscal 2009, we slowed our store growth efforts as a result of the economic recession. Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

•	we may choose to slow our expansion efforts as a result of challenging conditions in the retail industry and the economic recession overall;

•	we may not be able to find suitable sites available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we may not be able to hire and retain qualified store personnel; and

•	we may not have the financial resources necessary to fund our expansion plans.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions and unemployment, weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, inclement weather or other localized conditions such as flooding, fires (such as those that occurred in fiscal 2009, 2008 and 2007), earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to implement our planned expansion program.

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

We purchase merchandise from over 700 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2009, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 35.2% of our total purchases during fiscal 2009. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. In addition, acts of terrorism could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

Future disruptions at a shipping port at which our products are received may result in delays in the transportation of such products to our distribution center and may ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales and profitability could decline.

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

We rely upon various means of transportation, including sea and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores. Consequently, our results can vary depending upon the price of fuel. The price of oil has fluctuated drastically over the last few years, and may rapidly increase again, which would sharply increase our fuel costs. In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.

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

Our costs may change as a result of currency exchange rate fluctuations.

We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Risks Related to Our Capital Structure

We are leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing or refinancing our existing indebtedness on favorable terms.

As of January 3, 2010, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $59.1 million. Our leveraged financial position means:

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

In addition, our current credit agreement expires in March 2011, and we expect to renegotiate or refinance this facility in fiscal 2010. Due to the disruptions in the financing markets and resulting tightening of credit markets in fiscal 2008 and fiscal 2009, we expect that any new facility will be on less favorable terms, including less favorable interest rates, which would negatively impact our financial results. Further, if our debt levels return to historical levels, any increase in interest rates would have a proportionately greater effect on our financial results.

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

In particular, we sell products manufactured by third parties, some of which may or may not be defective. Many such products are manufactured overseas, particularly in China, Taiwan and South Korea, which may increase our risk that such products may be defective (such as, for example, in the cases of products reported over the past few years to have high lead content). If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. In addition, our products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous products. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our financial condition and operating results.

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

From time to time we may also be involved in lawsuits related to employment and other matters, including class action lawsuits brought against us for alleged violations of the Fair Labor Standards Act and state wage and hour laws as well as other laws. An unfavorable outcome or settlement in any such proceeding could, in addition to requiring us to pay any settlement or judgment amount, increase our operating expense as a consequence of any resulting changes we might be required to make in employment or other business practices.

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

We currently pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. For example, as discussed elsewhere herein, due to the economic recession, we reduced our quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. A change in our dividend policy could have a negative effect on our stock price.

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

Our distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2015, and includes three additional five-year renewal options.

We lease all but one of our retail store sites. Most of our store leases contain multiple fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 32 years. Of the total store leases, 29 leases are due to expire in the next five years without renewal options.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 27.8 million sales transactions and an average transaction size of approximately $32 in fiscal 2009. The following table details our store locations by state as of January 3, 2010:

	Year	Number	Percentage of Total
State	Entered	of Stores	Number of Stores

California	1955	195	50.8%
Washington	1984	43	11.2
Arizona	1993	34	8.8
Oregon	1995	22	5.7
Colorado	2001	21	5.4
Utah	1997	16	4.2
Nevada	1978	15	3.9
New Mexico	1995	15	3.9
Idaho	1994	11	2.9
Texas	1995	11	2.9
Oklahoma	2007	1	0.3

Total		384	100.0%

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store sales per square foot of approximately $210 for fiscal 2009. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. The court has scheduled a hearing for June 11, 2010, to consider the parties’ request to preliminarily approve the proposed settlement. Under the terms of the proposed settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the proposed settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement have been reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV”. The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2009 and 2008:

	2009		2008
Fiscal Period	High	Low	High	Low

First Quarter	$7.42	$4.46	$14.42	$7.83
Second Quarter	$13.23	$5.74	$9.59	$7.70
Third Quarter	$15.95	$10.49	$10.91	$6.93
Fourth Quarter	$17.95	$14.53	$10.41	$3.30

As of February 26, 2010, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $15.28.

As of February 26, 2010, there were 21,567,266 shares of common stock outstanding held by approximately 200 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2005, 2006, 2007, 2008 and 2009. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

*	$100 invested on 1/2/05 in stock or 12/31/04 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. Our Board of Directors authorized dividends at an annual rate of $0.36 per share of outstanding common stock and quarterly dividend payments of $0.09 per share were paid in fiscal 2007 and 2008. In the first quarter of fiscal 2009, our Board of Directors reduced the quarterly dividend payment to $0.05 per share of outstanding common stock for an annual rate of $0.20 per share, and quarterly dividend payments of $0.05 per share were paid in fiscal 2009. This decision was consistent with our objective to utilize capital to maintain a healthy financial condition during the economic recession. In the first quarter of fiscal 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2010 to stockholders of record as of March 8, 2010.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of January 3, 2010

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

	Fiscal Year(1)
	2009		2008		2007		2006		2005
	(Dollars and shares in thousands, except per share and certain store data)

Statement of Operations Data:
Net sales	$895,542		$864,650		$898,292		$876,805		$813,978
Cost of sales(2)(4)	597,792		579,165		589,150		575,577		534,155

Gross profit(4)	297,750		285,485		309,142		301,228		279,823
Selling and administrative expense(3)(5)	260,068		257,883		256,180		242,769		229,980

Operating income	37,682		27,602		52,962		58,459		49,843
Other income	—		—		—		—		(1,462)
Interest expense	2,465		5,198		6,614		7,516		5,839

Income before income taxes	35,217		22,404		46,348		50,943		45,466
Income taxes	13,406		8,500		18,257		20,108		17,927

Net income(4)(5)(6)	$21,811		$13,904		$28,091		$30,835		$27,539

Earnings per share:
Basic	$1.02		$0.64		$1.25		$1.36		$1.21

Diluted	$1.01		$0.64		$1.25		$1.35		$1.21

Dividends per share	$0.20		$0.36		$0.36		$0.34		$0.28
Weighted-average shares of common stock outstanding:
Basic	21,434		21,608		22,465		22,691		22,680

Diluted	21,657		21,619		22,559		22,795		22,802

Store Data:
Same store sales (decrease) increase(7)	(0.6)%		(7.0)%		(1.0)%		4.0%		2.4%
Same store sales per square foot (in dollars)(8)	$210		$213		$233		$242		$238
End of period stores	384		381		363		343		324
End of period same stores	362		339		321		305		287
Same store sales per store(9)	$2,373		$2,393		$2,625		$2,708		$2,657
Other Financial Data:
Depreciation and amortization	$19,400		$19,135		$17,687		$17,115		$15,526
Capital expenditures(10)	$5,764		$20,447		$20,769		$18,209		$34,680
Inventory turns(11)	2.6	x	2.4	x	2.3	x	2.4	x	2.4	x
Balance Sheet Data:
Cash and cash equivalents	$5,765		$9,058		$9,741		$5,145		$6,054
Working capital(12)	$120,541		$129,282		$133,034		$101,549		$93,145
Total assets	$366,122		$388,357		$403,923		$367,679		$352,983
Long-term debt and capital leases, less current portion	$57,233		$99,447		$105,648		$80,078		$93,288
Stockholders’ equity	$131,861		$111,800		$109,155		$100,460		$75,671

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53-week reporting period ending on the Sunday closest to the calendar year end. Fiscal 2009 included 53 weeks and fiscal 2008, 2007, 2006 and 2005 each included 52 weeks.

(2)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(3)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(4)	In the second quarter of fiscal 2008, we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in fiscal 2008 by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ consolidated financial statements.

(5)	In the fourth quarter of fiscal 2009, we recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(6)	Although net income in fiscal 2009 reflects an extra week of sales (see Note 1 above) and slightly improved customer traffic for the year, net income for fiscal 2009, 2008 and 2007 was impacted by the economic recession and continued uncertainty in the financial sector. Lower net income for fiscal 2005 reflects costs for commencement of operations at our new larger distribution center and costs associated with the restatement of our prior period consolidated financial statements.

(7)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons. Fiscal 2009, 2008 and 2007 reflect the economic recession and continued uncertainty in the financial sector, which resulted in negative same store sales for each fiscal year.

(8)	Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores. Fiscal 2009, 2008 and 2007 reflect the economic recession and continued uncertainty in the financial sector.

(9)	Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count. Fiscal 2009, 2008 and 2007 reflect the economic recession and continued uncertainty in the financial sector.

(10)	Lower capital expenditures in fiscal 2009 reflect substantially fewer store openings when compared with prior years due to the economic recession. Higher capital expenditures in fiscal 2005 reflect amounts paid for a new distribution center.

(11)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(12)	Working capital is defined as current assets less current liabilities. In the second quarter of fiscal 2008, we reclassified approximately $5.1 million of workers’ compensation reserves from accrued expenses to other long-term liabilities on the consolidated balance sheet as of December 30, 2007. Additionally, we reclassified approximately $2.0 million of the related deferred income tax assets from current deferred income tax assets to long-term deferred income tax assets on the consolidated balance sheet as of December 30, 2007. This reclassification increased working capital for fiscal 2008 and 2007 by $3.1 million, but had no effect on our previously reported consolidated statements of operations or consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements. Working capital in fiscal 2007 was impacted by higher inventory levels at the end of the year associated with lower than anticipated sales for the fourth quarter of fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, our fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 are referred to as fiscal 2009, 2008 and 2007, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2009, 2008 and 2007 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2009 included 53 weeks, while fiscal 2008 and 2007 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 384 stores in 11 states under the name “Big 5 Sporting Goods” at January 3, 2010. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.

We believe that over our 55-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

Throughout our history, we have emphasized controlled growth. Our fiscal 2009 growth was slowed substantially in response to the economic recession. We anticipate opening between 10 and 15 net new stores in fiscal 2010 compared to three net new stores in fiscal 2009. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2009	2008	2007

Big 5 Sporting Goods stores:
Beginning of period	381	363	343
New stores(1)	3	19	23
Stores relocated	—	(1)	(3)
Stores closed	—	—	—

End of period	384	381	363

New stores opened per year, net	3	18	20

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

The economic recession and uncertainty in the financial sector have resulted in a difficult environment for retailers. If measures implemented, or to be implemented, by the federal and state governments or private sector spending fail to stimulate an economic recovery, this economic recession could continue. While our results for fiscal 2009, 2008 and 2007 reflect this recession, our results improved in fiscal 2009 compared with fiscal 2008.

•	Net income for fiscal 2009 increased 56.9% to $21.8 million, or $1.01 per diluted share, compared to $13.9 million, or $0.64 per diluted share, for fiscal 2008. The increase was driven primarily by higher sales levels, and a decrease in selling and administrative expense and interest expense as a percent of net sales.

•	Net sales for fiscal 2009 increased 3.6% to $895.5 million. The increase in net sales was primarily attributable to an extra week of business in fiscal 2009, as well as increased sales from new stores, partially offset by lower same store sales.

•	Gross profit for fiscal 2009 represented 33.2% of net sales, which was approximately 20 basis points higher than the prior year. Lower distribution costs were offset by higher store occupancy expense, due primarily to new store openings. Merchandise margins were 15 basis points lower than last year.

•	Selling and administrative expense as a percentage of net sales for fiscal 2009 decreased by approximately 80 basis points to 29.0%. The decrease was due to higher sales levels. Higher operating costs related to new store openings and a legal settlement accrual were partially offset by lower advertising expense.

•	Operating income for fiscal 2009 rose 36.5% to $37.7 million, or 4.2% of net sales, compared to $27.6 million, or 3.2% of net sales, for fiscal 2008. Operating income was favorably impacted by the increase in net sales. The increase as a percentage of net sales was primarily due to a higher gross profit margin and lower selling and administrative expense as a percentage of net sales compared to the prior year.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year(1)
	2009		2008		2007
			(Dollars in thousands)

Statement of Operations Data:
Net sales	$895,542	100.0%	$864,650	100.0%	$898,292	100.0%
Cost of sales(2)(3)	597,792	66.8	579,165	67.0	589,150	65.6

Gross profit(3)	297,750	33.2	285,485	33.0	309,142	34.4
Selling and administrative expense(4)(5)	260,068	29.0	257,883	29.8	256,180	28.5

Operating income	37,682	4.2	27,602	3.2	52,962	5.9
Interest expense	2,465	0.3	5,198	0.6	6,614	0.7

Income before income taxes	35,217	3.9	22,404	2.6	46,348	5.2
Income taxes	13,406	1.5	8,500	1.0	18,257	2.1

Net income(3)(5)	$21,811	2.4%	$13,904	1.6%	$28,091	3.1%

Other Financial Data:
Net sales change		3.6%		(3.7)%		2.5%
Same store sales change(6)		(0.6)%		(7.0)%		(1.0)%
Net income change(7)		56.9%		(50.5)%		(8.9)%

(1)	Fiscal 2009 included 53 weeks. Fiscal 2008 and 2007 each included 52 weeks.

(2)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(3)	In the second quarter of fiscal 2008, we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in fiscal 2008 by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ consolidated financial statements.

(4)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(5)	In the fourth quarter of fiscal 2009, we recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(6)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons. Same store sales comparisons for fiscal 2009 versus fiscal 2008 were made on a comparable 53-week basis.

(7)	Net income for fiscal 2009, 2008 and 2007 reflected the impact of the economic recession, which weakened consumer demand and negatively impacted our net sales.

Fiscal 2009 Compared to Fiscal 2008

Net Sales.  Net sales increased by $30.8 million, or 3.6%, to $895.5 million for fiscal 2009 from $864.7 million for fiscal 2008. The change in net sales was primarily attributable to the following:

•	The extra week in fiscal 2009 contributed $17.4 million to net sales.

•	New store sales increased, reflecting the opening of 21 new stores, net of closures and relocations, since December 30, 2007. This increase was offset by a decrease in same store sales of 0.6% for fiscal 2009 when compared on a 53-week basis for both fiscal 2009 and 2008, as well as a reduction in closed store sales.

•	While net sales for fiscal 2009 continued to be impacted by the economic recession that began in fiscal 2007, we experienced increased customer traffic into our retail stores when compared with last year.

Store count at the end of fiscal 2009 was 384 versus 381 at the end of fiscal 2008. We opened three new stores in fiscal 2009, and opened 18 new stores, net of closures and relocations, in fiscal 2008. Our fiscal 2009 store growth was slowed substantially in response to the economic recession. We anticipate opening between 10 and 15 net new stores in fiscal 2010.

Gross Profit.  Gross profit increased by $12.3 million, or 4.3%, to $297.8 million, or 33.2% of net sales, in fiscal 2009 from $285.5 million, or 33.0% of net sales, in fiscal 2008. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $30.8 million in fiscal 2009 compared to the prior year.

•	Distribution costs decreased by $2.1 million, or 40 basis points, in fiscal 2009 compared to fiscal 2008, due primarily to lower trucking expense combined with reduced labor expense attributable to reduced headcount.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, decreased for fiscal 2009 by 15 basis points versus fiscal 2008, primarily due to shifts in product sales mix and product cost inflation experienced during the first half of fiscal 2009.

•	Store occupancy costs for fiscal 2009 increased by $3.4 million, or 10 basis points, year over year, due primarily to the increase in store count and higher depreciation. The increase in store occupancy costs was offset by the impact in fiscal 2008 of a second quarter nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense (see footnote 3 of table on page 23).

Selling and Administrative Expense.  Selling and administrative expense increased by $2.2 million, or 0.8%, to $260.1 million, or 29.0% of net sales, in fiscal 2009 from $257.9 million, or 29.8% of net sales, in fiscal 2008. The change in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $6.4 million, or 7 basis points, due primarily to higher labor and operating costs to support the increase in store count.

•	Administrative expense for fiscal 2009 increased by $1.9 million, primarily as a result of increased legal expense that included a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees.

•	Advertising expense for fiscal 2009 decreased by $6.1 million, or 89 basis points, due primarily to a reduction in the frequency and distribution of advertising circulars, as well as lower printing costs.

•	The decrease in selling and administrative expense as a percentage of net sales for fiscal 2009 compared to fiscal 2008 was a result of higher net sales in fiscal 2009.

Interest Expense.  Interest expense decreased by $2.7 million, or 52.6%, to $2.5 million in fiscal 2009 from $5.2 million in fiscal 2008. The decrease in interest expense primarily reflects a reduction in average debt levels of approximately $23.8 million in fiscal 2009 combined with a reduction in average interest rates of approximately 230 basis points to 2.2% during fiscal 2009 from 4.5% in fiscal 2008.

Income Taxes.  The provision for income taxes was $13.4 million for fiscal 2009 compared with $8.5 million for fiscal 2008. This increase was primarily due to higher pre-tax income in fiscal 2009 compared to the prior year. Our effective tax rate was 38.1% for fiscal 2009 compared with 37.9% for fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

Net Sales.  Net sales decreased by $33.6 million, or 3.7%, to $864.7 million for fiscal 2008 from $898.3 million for fiscal 2007. The decline in net sales was primarily attributable to the following:

•	Net sales for fiscal 2008 continued to be impacted by the economic recession that began in fiscal 2007, which resulted in lower customer traffic into our retail stores.

•	Same store sales and closed store sales decreased by $61.0 million and $5.7 million, respectively, which was partially offset by an increase of $33.8 million in new store sales. The increase in new store sales reflected the opening of 38 new stores, net of closures and relocations, since December 31, 2006. Same store sales decreased 7.0% for fiscal 2008 compared with fiscal 2007.

•	Our net sales were also negatively impacted by weakness in the performance of the roller shoe product category, which declined $10.3 million from the prior year.

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

Gross Profit.  Gross profit decreased by $23.6 million, or 7.7%, to $285.5 million, or 33.0% of net sales, in fiscal 2008 from $309.1 million, or 34.4% of net sales, in fiscal 2007. The decrease in gross profit was primarily attributable to the following:

•	Net sales decreased by $33.6 million in fiscal 2008 compared to the prior year.

•	Store occupancy costs for fiscal 2008 increased by $5.9 million, or 95 basis points, due mainly to new store openings, a second quarter pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years, and higher depreciation.

•	Merchandise margins for fiscal 2008 decreased by approximately 25 basis points versus fiscal 2007, primarily due to lower margins for winter-related products, roller shoes and certain other product categories and slightly more aggressive promotional pricing in an effort to drive sales and reduce merchandise inventory. Additionally, in fiscal 2008 we experienced increasing inflation in the purchase cost of our products.

Selling and Administrative Expense.  Selling and administrative expense increased by $1.7 million, or 0.7%, to $257.9 million, or 29.8% of net sales, in fiscal 2008 from $256.2 million, or 28.5% of net sales, in fiscal 2007. The increase in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $4.7 million, or 123 basis points, due primarily to higher labor and operating costs to support the increase in store count.

•	Administrative expense for fiscal 2008 decreased by $1.7 million, primarily reflecting reductions in employee compensation and benefits-related costs.

•	Advertising expense for fiscal 2008 decreased by $1.3 million as a result of more selective promotional activities.

•	The increase in selling and administrative expense as a percentage of net sales for fiscal 2008 compared to fiscal 2007 was due in part to softer sales conditions in fiscal 2008.

Interest Expense.  Interest expense decreased by $1.4 million, or 21.4%, to $5.2 million in fiscal 2008 from $6.6 million in fiscal 2007. The decrease in interest expense primarily reflected a reduction in average interest rates of 215 basis points to 4.5% during fiscal 2008, offset by higher average debt levels of approximately $14.1 million in fiscal 2008.

Income Taxes.  The provision for income taxes was $8.5 million for fiscal 2008 compared with $18.3 million for fiscal 2007, reflecting our lower pre-tax income. Our effective tax rate was 37.9% for fiscal 2008 compared with 39.4% for fiscal 2007. Our lower effective tax rate for fiscal 2008 compared to the prior year primarily reflects the impact of lower pre-tax income on income tax credits for fiscal 2008.

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

We ended fiscal 2009 with $5.8 million of cash and cash equivalents compared with $9.1 million in fiscal 2008. We reduced our long-term debt by $41.5 million, or 43%, during fiscal 2009 to $55.0 million from $96.5 million at the end of fiscal 2008. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2009	2008	2007
	(Dollars in thousands)

Total cash provided by (used in):
Operating activities	$54,087	$39,503	$24,664
Investing activities	(5,764)	(20,400)	(20,769)
Financing activities	(51,616)	(19,786)	701

Net (decrease) increase in cash and cash equivalents	$(3,293)	$(683)	$4,596

The seasonality of our business historically provides greater cash flow from operations during the holiday and winter selling season, with fourth fiscal quarter net sales traditionally generating the strongest profits of our fiscal year. Typically, we use operating cash flow and borrowings under our revolving credit facility to fund inventory increases in anticipation of the holidays and our inventory levels are at their highest in the months leading up to Christmas. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flow from operations at the end of our fiscal year.

Our improved earnings contributed to higher cash flow from operations for fiscal 2009 compared to fiscal 2008, which enabled us to continue to reduce our long-term debt levels year over year. Because of the economic recession, in fiscal 2009 we significantly reduced our capital spending for new store openings from historical levels. For fiscal 2008 we purchased lower quantities of inventory during the year to reduce our overall inventory levels in anticipation of weaker consumer demand resulting from the economic recession. For fiscal 2007 we purchased larger quantities of inventory earlier in the year to insure adequate product availability for the holiday and winter selling season. The higher inventory levels and timing of purchases combined with lower than anticipated sales in the fourth quarter of fiscal 2007 resulted in reduced operating cash flow for the year.

Operating Activities.  Net cash provided by operating activities for fiscal 2009, 2008 and 2007 was $54.1 million, $39.5 million and $24.7 million, respectively. The increase in cash provided by operating activities for fiscal 2009 compared to fiscal 2008 primarily reflects higher net income for the year, lower receivables due to the timing of settlement of credit card receivables and increases in accrued expenses, offset by a reduced cash flow benefit resulting from lowered inventory levels. The increase in cash provided by operating activities for fiscal 2008 compared to fiscal 2007 primarily reflects lower levels of merchandise inventory purchases to better align our inventory balances with weaker sales resulting from the economic recession, offset by lower net income in fiscal 2008, reductions in accounts payable related to reduced inventory purchases and reduced accrued expenses primarily related to employee compensation and benefits and advertising expense.

Investing Activities.  Net cash used in investing activities for fiscal 2009, 2008 and 2007 was $5.8 million, $20.4 million and $20.8 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the net cash used in investing activities for each period. Capital expenditures were lower in fiscal 2009 due to substantially fewer new store openings. Our capital spending is primarily for new store openings, store-related remodeling, distribution center and corporate headquarters’ costs and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	Fiscal Year
	2009	2008	2007
	(Dollars in thousands)

New stores	$2,227	$10,344	$12,254
Store-related remodels	2,575	4,744	3,636
Distribution center	384	708	2,557
Computer hardware, software and other	578	4,651	2,321

Total	$5,764	$20,447	$20,769

Capital spending in fiscal 2009 was lower than prior years as we conserved capital in response to the economic recession. Our capital expenditures for new stores included three new stores in fiscal 2009; 18 new stores, net of closures and relocations, in fiscal 2008; and 20 new stores, net of closures and relocations, in fiscal 2007. Capital expenditures in fiscal 2009, 2008 and 2007 included amounts related to the implementation of computer system improvements and enhanced security measures to support our infrastructure.

Financing Activities.  Net cash used in financing activities for fiscal 2009 and 2008 was $51.6 million and $19.8 million, respectively, while net cash provided by financing activities for fiscal 2007 was $0.7 million. For fiscal 2009, cash provided by operating activities was used to pay down a significant portion of borrowings under our revolving credit facility. We reduced our quarterly dividend payments to $0.05 per share and did not repurchase stock in fiscal 2009, in order to preserve capital during this economic recession. For fiscal 2008, cash provided by operating activities was used to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends. For fiscal 2007, cash provided by borrowings under our revolving credit facility was used primarily to repurchase stock, pay dividends and fund working capital.

As of January 3, 2010, we had revolving credit borrowings of $55.0 million and letter of credit commitments of $2.7 million outstanding under our financing agreement. These balances compare to borrowings of $96.5 million and letter of credit commitments of $3.0 million outstanding under our financing agreement as of December 28, 2008.

Our revolving credit facility balances have historically increased from the end of the first quarter to the end of the second quarter and from the end of the third quarter to the week of Thanksgiving. The historical increases in our revolving credit facility balances reflect the build-up of inventory in anticipation of our summer and winter selling seasons. Revolving credit facility balances typically fall from the week of Thanksgiving to the end of the fourth quarter, reflecting inventory sales during the holiday and winter selling season. Our revolving credit borrowings in fiscal 2009 were consistently below fiscal 2008 due primarily to improved operating results and substantially reduced cash used for new store openings in fiscal 2009. In the fourth quarter of fiscal 2008, our revolving credit facility balance declined in line with our historical trends after increasing in the fourth quarter of fiscal 2007 due to lower than anticipated sales levels.

Quarterly dividend payments of $0.09 per share were paid in fiscal 2007 and 2008. Due to the economic recession, in the first quarter of fiscal 2009 our Board of Directors reduced the quarterly cash dividend to $0.05 per share of outstanding common stock for an annual rate of $0.20 per share, and quarterly dividend payments of $0.05 per share were paid in fiscal 2009. This decision was consistent with our objective to utilize capital to maintain a healthy financial condition during the economic recession. In the first quarter of fiscal 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2010 to stockholders of record as of March 8, 2010.

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

During the fourth quarter of fiscal 2007, our Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations. In light of the economic climate, we did not repurchase any shares of our common stock under this program during fiscal 2009. We repurchased 600,999 and 31,343 shares of our common stock under this program for $5.3 million and $0.5 million in fiscal 2008 and fiscal 2007, respectively.

Since the inception of our initial share repurchase program in May 2006 through January 3, 2010, we have repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under our current share repurchase program. We expect limited, if any, share repurchases in fiscal 2010.

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

Financing Agreement.  On December 15, 2004, we entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders. On May 24, 2006, we amended the financing agreement to, among other things, increase the line of credit to $175.0 million. In 2007 and 2008 the agreement was further amended to, among other things, adjust various definitions relating to borrowing availability under the agreement and revise certain covenants, including the fixed-charge coverage ratio requirement.

The initial termination date of the revolving credit facility under the financing agreement is March 20, 2011 (subject to annual extensions thereafter). The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20,

2011. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2011, we must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.

Under the revolving credit facility, our maximum eligible borrowing capacity is limited to 72.16% of the aggregate value of eligible inventory during October, November and December and 66.38% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of January 3, 2010 and December 28, 2008, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $94.3 million and $69.1 million, respectively.

The revolving credit facility bears interest at various rates based on our overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate.

The following table provides information about borrowings under our revolving credit facility as of and for the periods indicated:

	Fiscal Year
	2009	2008
	(Dollars in thousands)

Fiscal year-end balance	$54,955	$96,499
Average interest rate	2.22%	4.49%
Maximum outstanding during the year	$114,543	$144,825
Average outstanding during the year	$83,627	$107,475

Our financing agreement is secured by a first priority security interest in substantially all of our assets. Our financing agreement contains various financial and other covenants, including covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict our ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that we may incur. Our financing agreement also restricts our ability to engage in mergers or acquisitions, sell assets, repurchase our stock or pay dividends. We may repurchase our stock or declare a dividend only if, among other things, no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend and certain other criteria are met, as more fully described in Part II, Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities, of this Annual Report on Form 10-K. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to our previous filings with the SEC. We are in compliance with all financial covenants under our financing agreement. If we fail to make any required payment under our financing agreement or if we otherwise default under this instrument, the lenders may (i) require us to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate our debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

During the second half of fiscal 2010, we intend to negotiate a new revolving credit financing agreement to replace our current financing agreement which has an initial termination date of March 20, 2011. We expect that our interest expense and amortization associated with financing fees will be higher in fiscal 2011 as a result of entering into a new financing agreement. Under our current financing agreement, the LIBOR base borrowing option includes an interest rate range of LIBOR plus 1.00% to 1.50%. Based on current market conditions, under a new revolving credit financing agreement the interest rate range is expected to increase by approximately 150 basis points or more. In addition, beginning in the first quarter of 2010, our outstanding debt associated with our existing revolving credit facility will be classified as a current liability.

Future Capital Requirements.  We had cash on hand of $5.8 million at January 3, 2010. We expect capital expenditures for fiscal 2010, excluding non-cash acquisitions, to range from approximately $14.0 million to $17.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. In light of the economic recession experienced in fiscal 2007 and fiscal 2008, we slowed our store expansion efforts substantially in fiscal 2009 in comparison to previous years. We anticipate opening between 10 and 15 net new stores in fiscal 2010 compared to three net new stores in fiscal 2009.

In the first quarter of fiscal 2009, our Board of Directors reduced our quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share. In the first quarter of fiscal 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2010 to stockholders of record as of March 8, 2010.

As of February 26, 2010, a total of $14.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. Due to the economic recession, we discontinued share repurchases in fiscal 2009 and expect limited, if any, share repurchases in fiscal 2010.

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

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our existing revolving credit facility, or successfully negotiate and enter into a new revolving credit facility to replace our current facility, which has an initial termination date of March 20, 2011, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.

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

Our future obligations and commitments as of January 3, 2010, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Capital lease obligations	$4,557	$2,107	$2,103	$347	$—
Lease commitments:
Operating lease commitments	311,180	58,470	99,923	78,252	74,535
Other occupancy costs	67,617	12,528	21,647	17,036	16,406
Other liabilities	8,713	2,455	2,818	1,528	1,912
Revolving credit facility	54,955	—	54,955	—	—
Letters of credit	2,749	2,749	—	—	—

Total	$449,771	$78,309	$181,446	$97,163	$92,853

Capital lease obligations, which include imputed interest, consist principally of leases for our distribution center delivery tractors and management information systems hardware. Payments for these lease obligations are provided by cash flows generated from operations or through borrowings from our revolving credit facility.

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

Periodic interest payments on the revolving credit facility are not included in the preceding table because interest expense is based on variable indices, both LIBOR and the JP Morgan Chase Bank prime lending rates, and the balance of our revolving credit facility fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2009 year-end, our projected annual interest payments would be approximately $1.1 million.

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

Critical Accounting Estimates

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Those consolidated financial statements were prepared in accordance with GAAP. Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

We record valuation reserves on a quarterly basis for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. The reserve for merchandise returns is based upon the determination of the historical net realizable value of products sold from our returned goods inventory or returned to vendors for credit. Our reserve for merchandise returns includes amounts for returned product on-hand as well as for new merchandise on-hand that we estimate will ultimately become returned goods inventory after being sold, based on historical return rates. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for merchandise returns, slow-moving or obsolescent merchandise and for lower of cost or market provisions totaled $2.6 million and $2.5 million as of January 3, 2010 and December 28, 2008, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.0 million and $1.9 million as of January 3, 2010 and December 28, 2008, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total at January 3, 2010, would result in a change in reserves of approximately $0.5 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows, usually at the store level. We determine which stores to review based upon their profitability. Each store typically requires investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using discounted cash flow valuation techniques, as defined in the impairment provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment.

We determine the sum of the undiscounted cash flows expected to result from the use of an asset by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales, margins, operating expense and advertising expense in relation to the current economic environment and our future expectations, competitive factors in our various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Our evaluation resulted in no long-lived asset impairment charges during fiscal 2009 and 2008, while fiscal 2007 resulted in long-lived asset impairment charges that were not material.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used at January 3, 2010, would not result in a change in long-lived asset impairment charges for fiscal 2009.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, effective January 1, 2010, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of

12 months from the date of our consolidated financial statements. As of January 3, 2010 and December 28, 2008, our self-insurance liabilities totaled $6.8 million and $7.0 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of January 3, 2010, would result in a change in our liability of approximately $0.7 million and a change in pre-tax earnings by the same amount.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results and typically generate higher net sales in the fourth fiscal quarter, which includes the holiday selling season. Accordingly, in the fourth fiscal quarter we experience normally higher purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, resulting in excess inventory, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results.

We do not believe that inflation had a material impact on our operating results for the three preceding fiscal years. In fiscal 2008 we experienced increasing inflation in the purchase cost of certain products, which continued into the first half of fiscal 2009. During the last half of fiscal 2009, the trend of inflation in product purchase costs generally appeared to stabilize. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which could adversely impact our operating results.

Recently Issued Accounting Guidance

See Note 2 to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability, higher costs associated with current and new sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. We enter into borrowings under our revolving credit facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness, either LIBOR or the JP Morgan Chase Bank prime rate. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the LIBOR or JP Morgan Chase Bank prime rate was to change 1.0% as compared to the rate at January 3, 2010, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at January 3, 2010.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 3, 2010. Based on such evaluation, our CEO and CFO have concluded that, as of January 3, 2010, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 3, 2010, based upon the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of January 3, 2010, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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
El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (“the Company”) as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2010 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 3, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2) Financial Statement Schedule.

See Index to Consolidated Financial Statements on page F-1 hereof.

(3) Exhibits.

See Index to Exhibits on page E-1 hereof immediately following the financial statements, which is hereby incorporated by reference into this Item 15. Certain exhibits are incorporated by reference from documents previously filed by the Company with the SEC as required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 3, 2010

By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 3, 2010

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2010

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	March 3, 2010

/s/ G. Michael Brown G. Michael Brown	Director of the Company	March 3, 2010

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	March 3, 2010

/s/ David R. Jessick David R. Jessick	Director of the Company	March 3, 2010

/s/ Michael D. Miller Michael D. Miller	Director of the Company	March 3, 2010

BIG 5 SPORTING GOODS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California:

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 3, 2010, December 28, 2008 and December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 3, 2010

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 3,	December 28,
	2010	2008

ASSETS
Current assets:
Cash and cash equivalents	$5,765	$9,058
Accounts receivable, net of allowances of $223 and $305, respectively	13,398	16,611
Merchandise inventories, net	230,911	232,962
Prepaid expenses	9,683	8,201
Deferred income taxes	7,723	8,333

Total current assets	267,480	275,165

Property and equipment, net	81,817	94,241
Deferred income taxes	11,327	13,363
Other assets, net of accumulated amortization of $346 and $293, respectively	1,065	1,155
Goodwill	4,433	4,433

Total assets	$366,122	$388,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,721	$88,079
Accrued expenses	59,314	55,862
Current portion of capital lease obligations	1,904	1,942

Total current liabilities	146,939	145,883

Deferred rent, less current portion	23,832	24,960
Capital lease obligations, less current portion	2,278	2,948
Long-term debt	54,955	96,499
Other long-term liabilities	6,257	6,267

Total liabilities	234,261	276,557

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,050,061 and 23,004,087 shares, respectively; outstanding 21,566,766 and 21,520,792 shares, respectively	230	230
Additional paid-in capital	95,259	92,704
Retained earnings	57,738	40,232
Less: Treasury stock, at cost; 1,483,295 and 1,483,295 shares, respectively	(21,366)	(21,366)

Total stockholders’ equity	131,861	111,800

Total liabilities and stockholders’ equity	$366,122	$388,357

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Net sales	$895,542	$864,650	$898,292
Cost of sales	597,792	579,165	589,150

Gross profit	297,750	285,485	309,142
Selling and administrative expense	260,068	257,883	256,180

Operating income	37,682	27,602	52,962
Interest expense	2,465	5,198	6,614

Income before income taxes	35,217	22,404	46,348
Income taxes	13,406	8,500	18,257

Net income	$21,811	$13,904	$28,091

Earnings per share:
Basic	$1.02	$0.64	$1.25

Diluted	$1.01	$0.64	$1.25

Dividends per share	$0.20	$0.36	$0.36

Weighted-average shares of common stock outstanding:
Basic	21,434	21,608	22,465

Diluted	21,657	21,619	22,559

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total

Balance at December 31, 2006	22,670,367	$228	$87,956	$14,126	$(1,850)	$100,460
Net income	—	—	—	28,091	—	28,091
Dividends on common stock ($0.36 per share)	—	—	—	(8,080)	—	(8,080)
Exercise of stock options	46,100	—	503	—	—	503
Share-based compensation	—	—	2,208	—	—	2,208
Tax benefit from share-based awards activity	—	—	184	—	—	184
Purchases of treasury stock	(703,776)	—	—	—	(14,211)	(14,211)

Balance at December 30, 2007	22,012,691	228	90,851	34,137	(16,061)	109,155
Net income	—	—	—	13,904	—	13,904
Dividends on common stock ($0.36 per share)	—	—	—	(7,809)	—	(7,809)
Issuance of nonvested share awards	109,100	2	(2)	—	—	—
Share-based compensation	—	—	1,898	—	—	1,898
Tax deficiency from share-based awards activity	—	—	(43)	—	—	(43)
Purchases of treasury stock	(600,999)	—	—	—	(5,305)	(5,305)

Balance at December 28, 2008	21,520,792	230	92,704	40,232	(21,366)	111,800
Net income	—	—	—	21,811	—	21,811
Dividends on common stock ($0.20 per share)	—	—	—	(4,305)	—	(4,305)
Issuance of nonvested share awards	12,000	—	—	—	—	—
Exercise of stock options	42,775	—	425	—	—	425
Share-based compensation	—	—	2,139	—	—	2,139
Tax benefit from share-based awards activity	—	—	38	—	—	38
Forfeiture of nonvested share awards	(1,100)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(7,701)	—	(47)	—	—	(47)

Balance at January 3, 2010	21,566,766	$230	$95,259	$57,738	$(21,366)	$131,861

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Cash flows from operating activities:
Net income	$21,811	$13,904	$28,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,400	19,135	17,687
Share-based compensation	2,139	1,898	2,208
Tax benefit from share-based awards activity	—	—	184
Excess tax benefit related to share-based awards	(43)	—	(155)
Amortization of deferred finance charges	53	52	49
Deferred income taxes	2,684	(865)	(3,691)
(Gain) loss on disposal of property and equipment	(59)	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,213	(1,684)	(1,781)
Merchandise inventories, net	2,051	19,672	(23,707)
Prepaid expenses and other assets	(1,441)	(1,285)	2,802
Accounts payable	1,564	(6,972)	(47)
Accrued expenses and other long-term liabilities	2,715	(4,385)	3,024

Net cash provided by operating activities	54,087	39,503	24,664

Cash flows from investing activities:
Purchases of property and equipment	(5,764)	(20,447)	(20,769)
Proceeds from disposal of property and equipment	—	47	—

Net cash used in investing activities	(5,764)	(20,400)	(20,769)

Cash flows from financing activities:
Net principal (payments) borrowings under revolving credit facility and book overdraft	(45,458)	(4,949)	24,437
Principal payments under capital lease obligations	(2,284)	(1,751)	(2,103)
Proceeds from exercise of stock options	425	—	503
Excess tax benefit related to share-based awards	43	—	155
Purchases of treasury stock	—	(5,305)	(14,211)
Tax withholding payments for share-based compensation	(47)	—	—
Dividends paid	(4,295)	(7,781)	(8,080)

Net cash (used in) provided by financing activities	(51,616)	(19,786)	701

Net (decrease) increase in cash equivalents	(3,293)	(683)	4,596
Cash and cash equivalents at beginning of year	9,058	9,741	5,145

Cash and cash equivalents at end of year	$5,765	$9,058	$9,741

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,930	$2,825	$1,066

Property and equipment purchases accrued	$310	$634	$3,694

Stock awards vested and issued to employees	$182	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$2,706	$6,082	$6,725

Income taxes paid	$11,231	$11,522	$22,439

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of January 3, 2010 and December 28, 2008 and for the years ended January 3, 2010 (“fiscal 2009”), December 28, 2008 (“fiscal 2008”) and December 30, 2007 (“fiscal 2007”), represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates as one business segment, as a sporting goods retailer under the Big 5 Sporting Goods name carrying a full-line product offering, operating 384 stores at January 3, 2010 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado and Oklahoma.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2009 included 53 weeks. Fiscal 2008 and 2007 each included 52 weeks.

Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative generally accepted accounting principles in the United States of America (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative GAAP by reorganizing previously issued GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, the Company adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. In the discussion that follows, the Company will refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and will no longer refer to citations that relate to accounting pronouncements superseded by the ASC. The adoption of the ASC had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Accordingly, the Company adopted ASC 855 in the second quarter of fiscal 2009. The adoption of ASC 855 had no impact on the Company’s consolidated financial statements.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of property and equipment, and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage; estimates related to the valuation of stock options; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Segment Reporting

Given the economic characteristics of the Company’s store formats, the similar nature of the products sold, the type of customer and the method of distribution, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting.

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2009	2008	2007
	(In thousands)

Hard goods	$487,178	$461,489	$478,384
Athletic and sport apparel	145,325	149,480	150,367
Athletic and sport footwear	259,989	251,212	266,278
Other sales	3,050	2,469	3,263

Net sales	$895,542	$864,650	$898,292

Adjustments

As previously disclosed, in the second quarter of fiscal 2008 the Company recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in fiscal 2008 by $0.9 million, or $0.04 per diluted share, on the Company’s consolidated statement of operations, and increased the deferred rent liability by $1.5 million and the related deferred income tax asset by $0.6 million on the Company’s consolidated balance sheet. The Company determined this charge to be immaterial to its prior periods’ consolidated financial statements.

Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding stock options and nonvested share awards.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2009). The Company recognized approximately $0.5 million, $0.5 million and $0.5 million in gift card breakage revenue for fiscal 2009, 2008 and 2007, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 1% of net sales in each of the periods reported.

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

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable, in accordance with ASC 605. Amounts relating to the purchase of merchandise are treated as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction in selling and administrative expense. The Company performs detailed analyses to determine the appropriate amount of vendor allowances to be applied as a reduction of merchandise cost and selling and administrative expense.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $45.8 million, $51.9 million and $53.2 million for fiscal 2009, 2008 and 2007, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $6.9 million, $6.6 million and $7.5 million for fiscal 2009, 2008 and 2007, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Accordingly, the Company recognizes compensation expense using the fair-value method for stock option awards and nonvested share awards granted which vested during the period. See Note 13 to consolidated financial statements for a further discussion on share-based compensation.

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

Prepaid Expenses

Prepaid expenses include the prepayment of various operating costs such as insurance, rent, property taxes, software maintenance and supplies, which are expensed when the operating cost is realized. Prepaid expenses also include the purchase of seasonal fish and game licenses from certain state and federal governmental agencies. The Company has a right to return these licenses if they are unsold. The prepaid expenses associated with seasonal fish and game licenses totaled $2.7 million and $3.8 million as of January 3, 2010 and December 28, 2008, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property and Equipment, Net

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Land	Indefinite
Buildings	20 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Furniture and equipment	3 - 10 years

Maintenance and repairs are expensed as incurred.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles — Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal 2009, 2008 and 2007, and determined that goodwill was not impaired. Furthermore, as of January 3, 2010, no goodwill impairment losses have been recognized since the adoption of ASC 350.

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows, usually at the store level. Each store typically requires investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

The Company determined the sum of the undiscounted cash flows expected to result from the use of the asset by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales, margins, operating expense and advertising expense in relation to the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2009 and 2008, while fiscal 2007 resulted in long-lived asset impairment charges that were not material.

Leases and Deferred Rent

The Company accounts for its leases under the provisions of ASC 840, Leases.

The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s retail store facilities,

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Deferred rent represents the difference between rent paid and the amounts expensed for operating leases. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rental expense for rent increases and rent holidays on a straight-line basis over the term of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the “reasonably assured” lease term as defined in ASC 840 and may exceed the initial non-cancelable lease term.

Landlord allowances for tenant improvements, or lease incentives, are recorded as deferred rent and amortized on a straight-line basis over the lease term as a component of rent expense.

Asset Retirement Obligations

The Company accounts for its asset retirement obligations (“ARO”) in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires the recognition of a liability for the fair value of a legally required asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company’s ARO liabilities are associated with the disposal and retirement of leasehold improvements resulting from contractual obligations at the end of a lease to restore the facility back to a condition specified in the lease agreement.

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.5 million and $0.5 million as of January 3, 2010 and December 28, 2008, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. In addition, effective January 1, 2010, the Company has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the workers’ compensation program, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $6.8 million and $7.0 million as of January 3, 2010 and December 28, 2008, respectively, of which $2.5 million and $2.6 million were recorded as a component of accrued expenses as of January 3, 2010 and December 28, 2008, respectively, and $4.3 million and $4.4 million were recorded as a

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

component of other long-term liabilities as of January 3, 2010 and December 28, 2008, respectively, in the accompanying consolidated balance sheets.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 3, 2010 and December 28, 2008, the Company had no accrued interest or penalties.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company operates traditional sporting goods retail stores located principally in the western United States. Because of this, the Company is subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions and unemployment, weather conditions, power outages, earthquakes and other natural disasters specific to the states in which the Company operates.

The Company relies on a single distribution center located in Riverside, California, which services all of its stores. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores.

A substantial amount of the Company’s inventory is manufactured abroad, and shipped through the Port of Los Angeles. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. In addition, acts of terrorism could significantly disrupt operations at shipping ports or otherwise impact transportation of the Company’s imported merchandise. Disruptions at the Port of Los Angeles, or other shipping ports, may result in delays in the transportation of such products to the Company’s distribution center and may ultimately delay the Company’s ability to adequately stock its stores.

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 35.2% of total purchases in fiscal 2009. One vendor represented greater than 5% of total purchases, at 6.0%, in fiscal 2009. A significant portion of the Company’s purchases is manufactured abroad in countries such as China, Taiwan and South Korea. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company could be exposed to credit risk in the event of nonperformance by any lender under its financing agreement. Currently, there continues to be uncertainty in the financial and capital markets. The uncertainty in the market brings additional potential risks to the Company, including higher costs of credit, potential lender defaults, and potential commercial bank failures. The Company has received no indication that any such events will negatively impact the lenders under its current financing agreement; however, the possibility does exist.

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 3,	December 28,
	2010	2008
	(In thousands)

Land	$186	$186
Building	434	434
Leasehold improvements	97,753	94,734
Furniture and equipment	119,026	120,250

	217,399	215,604
Accumulated depreciation and amortization	(136,209)	(121,618)

	81,190	93,986
Assets not placed into service	627	255

Property and equipment, net	$81,817	$94,241

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $10.7 million, $10.7 million and $10.3 million for fiscal 2009, 2008 and 2007, respectively. Amortization expense for leasehold improvements was $8.7 million, $8.4 million and $7.4 million for fiscal 2009, 2008 and 2007, respectively. The gross cost of equipment under capital leases, included above, was $7.9 million and $10.1 million as of January 3, 2010 and December 28, 2008, respectively. The accumulated amortization related to these capital leases was $3.3 million and $5.3 million as of January 3, 2010 and December 28, 2008, respectively.

(4)	Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rate charged to the Company for these borrowings.

The Company adopted ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities in the first quarter of fiscal 2008, and for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of fiscal 2009. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial statements for the respective periods.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	January 3,	December 28,
	2010	2008
	(In thousands)

Payroll and related expense	$18,472	$18,156
Sales tax	10,379	8,721
Occupancy costs	7,634	6,956
Advertising	6,202	6,002
Other	16,627	16,027

Accrued expenses	$59,314	$55,862

(6)	Lease Commitments

The Company currently leases stores, distribution and headquarters facilities under non-cancelable operating leases that expire through the year 2022. The Company’s leases generally contain multiple renewal options for periods ranging from five to ten years and require the Company to pay all executory costs such as maintenance and insurance. Certain of the Company’s store leases provide for the payment of contingent rent based on a percentage of sales.

Rent expense for operating leases consisted of the following:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
	(In thousands)

Rent expense	$54,901	$52,699	$47,781
Contingent rent	1,149	818	1,385

Total rent expense	$56,050	$53,517	$49,166

Rent expense includes sublease rent income of $0.2 million, $0.1 million and $0.1 million for fiscal 2009, 2008 and 2007, respectively.

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of January 3, 2010 are as follows:

	Capital	Operating
Year Ending:	Leases	Leases	Total
	(In thousands)

2010	$2,107	$58,470	$60,577
2011	1,643	52,776	54,419
2012	460	47,147	47,607
2013	203	42,981	43,184
2014	144	35,271	35,415
Thereafter	—	74,535	74,535

Total minimum lease payments	4,557	$311,180	$315,737

Imputed interest	(375)

Present value of minimum lease payments	$4,182

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In February 2008, the Company entered into a lease for a parcel of land with an existing building adjacent to its corporate headquarters location. The lease term commenced in 2009 and the primary term expires on February 28, 2019, which may be renewed for six successive periods of five years each. In accordance with terms of the lease agreement, the Company is committed to the construction of a new retail building on the premises before the primary term expires in 2019, regardless of whether or not any renewal options are exercised.

(7)	Long-Term Debt

As of January 3, 2010, the Company had revolving credit borrowings of $55.0 million compared to $96.5 million as of December 28, 2008. Additionally, as of January 3, 2010, the Company had short-term letter of credit commitments outstanding of $2.7 million compared to $3.0 million as of December 28, 2008. The Company’s letter of credit commitments were off-balance sheet arrangements and were excluded from the balance sheet in accordance with GAAP.

On December 15, 2004, the Company entered into a $160.0 million financing agreement with The CIT Group/Business Credit, Inc. and a syndicate of other lenders. On May 24, 2006, the Company amended the financing agreement to, among other things, increase the revolving line of credit to $175.0 million. The agreement has been further amended to, among other things, adjust various definitions relating to availability and revise certain covenants, including the fixed-charge coverage ratio requirement.

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

Under the revolving credit facility, the Company’s maximum eligible borrowing capacity is limited to 72.16% of the aggregate value of eligible inventory during October, November and December and 66.38% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of January 3, 2010 and December 28, 2008, the Company’s total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $94.3 million and $69.1 million, respectively. The revolving credit facility bears interest at various rates based on the Company’s overall borrowings, with a floor of LIBOR plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of LIBOR plus 1.50% or the JP Morgan Chase Bank prime lending rate. Additionally, if the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four quarters, in the aggregate, falls below $50 million, the interest rate under the revolving credit facility is increased to LIBOR plus 1.75% or the JP Morgan Chase Bank prime lending rate plus 0.25%.

At January 3, 2010 and December 28, 2008, the one-month LIBOR rate was 0.3% and 0.5%, respectively, and the JP Morgan Chase Bank prime lending rate was 3.25% and 3.25%, respectively. On January 3, 2010 and December 28, 2008, the Company had borrowings outstanding bearing interest at both LIBOR and the JP Morgan Chase Bank prime lending rates as follows:

	January 3,	December 28,
	2010	2008
	(In thousands)

LIBOR rate	$44,000	$87,000
JP Morgan Chase Bank prime lending rate	10,955	9,499

Total borrowings	$54,955	$96,499

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The financing agreement is secured by a first priority security interest in substantially all of the Company’s assets. The financing agreement contains various financial and other covenants, including covenants that require the Company to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrict its ability to incur indebtedness or to create various liens and restrict the amount of capital expenditures that it may incur. The Company’s financing agreement also restricts its ability to engage in mergers or acquisitions, sell assets, repurchase stock or pay dividends. The Company may repurchase stock or declare a dividend only if, among other things, no default or event of default exists on the stock repurchase date or dividend declaration date, as applicable, and a default is not expected to result from the repurchase of stock or payment of the dividend and certain other criteria are met, as more fully described in Part II, Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010. The requirements are described in more detail in the financing agreement and the amendments thereto, which have been filed as exhibits to the Company’s previous filings with the SEC. The Company is currently in compliance with all financial covenants under the financing agreement. If the Company fails to make any required payment under its financing agreement or if the Company otherwise defaults under this instrument, the lenders may (i) require the Company to agree to less favorable interest rates and other terms under the agreement in exchange for a waiver of any such default or (ii) accelerate the Company’s debt under this agreement. This acceleration could also result in the acceleration of other indebtedness that the Company may have outstanding at that time.

During the second half of fiscal 2010, the Company intends to negotiate a new revolving credit financing agreement to replace the current financing agreement which has an initial termination date of March 20, 2011. Accordingly, beginning in the first quarter of 2010, outstanding debt associated with the existing revolving credit facility will be classified as a current liability.

(8)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)

2009:
Federal	$9,376	$2,336	$11,712
State	1,384	310	1,694

	$10,760	$2,646	$13,406

2008:
Federal	$6,937	$(67)	$6,870
State	2,428	(798)	1,630

	$9,365	$(865)	$8,500

2007:
Federal	$18,287	$(3,404)	$14,883
State	3,661	(287)	3,374

	$21,948	$(3,691)	$18,257

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
	(In thousands)

Tax expense at statutory rate	$12,326	$7,842	$16,222
State taxes, net of federal benefit	1,651	1,087	2,143
Tax credits and other	(571)	(429)	(108)

	$13,406	$8,500	$18,257

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 3,	December 28,
	2010	2008
	(In thousands)

Deferred tax assets:
Deferred rent	$10,453	$10,562
Share-based compensation	3,127	2,433
Inventory	1,010	1,503
Other	9,595	9,428

Deferred tax assets	24,185	23,926
Deferred tax liabilities — basis difference in fixed assets	(5,135)	(2,230)

Net deferred tax assets	$19,050	$21,696

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for years 2006 and after, and state and local income tax returns are open for years 2005 and after.

At January 3, 2010 and December 28, 2008, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 3, 2010 and December 28, 2008, the Company had no accrued interest or penalties.

(9)	Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, which is reduced by shares repurchased and

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and nonvested share awards.

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
	(In thousands, except per share data)

Net income	$21,811	$13,904	$28,091

Weighted-average shares of common stock outstanding:
Basic	21,434	21,608	22,465
Dilutive effect of common stock equivalents arising from stock options and nonvested share awards	223	11	94

Diluted	21,657	21,619	22,559

Basic earnings per share	$1.02	$0.64	$1.25

Diluted earnings per share	$1.01	$0.64	$1.25

The computation of diluted earnings per share for fiscal 2009, 2008 and 2007 does not include 923,559 options, 1,365,271 options and 883,105 options, respectively, that were outstanding and antidilutive (i.e., including such options would result in higher earnings per share), since the exercise prices of these stock options exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2009 does not include nonvested share awards in the amount of 6,760 shares that were outstanding and antidilutive. No nonvested share awards were antidilutive for fiscal 2008 and 2007.

Due to the economic recession, the Company did not repurchase any shares of its common stock during fiscal 2009. The Company repurchased 600,999 and 703,776 shares of its common stock for $5.3 million and $14.2 million in fiscal 2008 and fiscal 2007, respectively. Since the inception of the Company’s initial share repurchase program in May 2006 through January 3, 2010, the Company has repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under the current share repurchase program.

(10)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized $2.0 million for fiscal 2009, $2.2 million for fiscal 2008 and $3.0 million for fiscal 2007 in employer matching and profit-sharing contributions.

(11)	Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from the law firm of Musick, Peeler & Garrett LLP amounting to $0.5 million, $0.8 million and $0.8 million in fiscal 2009, 2008 and 2007, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $22,000 and $59,000 as of January 3, 2010 and December 28, 2008, respectively.

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2009 and 2008, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.4 million, $0.4 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $1.8 million and $1.8 million as of January 3, 2010 and December 28, 2008, respectively. The short-term portion of this liability is recorded in accrued expenses, and the long-term portion is recorded in other long-term liabilities.

(12)	Commitments and Contingencies

On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. The court has scheduled a hearing for June 11, 2010, to consider the parties’ request to preliminarily approve the proposed settlement. Under the terms of the proposed settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the proposed settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement have been reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.

The Company is secondarily liable for the performance of a lease that has been assigned to a third party. This secondary obligation includes the payment of lease costs over the remaining lease term, which expires in January 2011, for which the Company was responsible as the original lessee. The undiscounted secondary obligation of the remaining lease costs approximates $0.2 million at January 3, 2010. Since there is no reason to believe that the third party will default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13)	Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive stock option awards and non-qualified stock option awards to the Company’s employees, directors and specified consultants. Option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at January 3, 2010, no shares remained available for future grant and 1,028,800 option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of any reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and cancelled the 2002 Plan. The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company, plus any shares subject to awards granted under the 2002 Plan which are forfeited, expire or are cancelled after April 24, 2007 (the effective date of the 2007 Plan). This amount represents the amount of shares that remained available for grant under the 2002 Plan as of April 24, 2007. Awards under the 2007 Plan may consist of option awards (both incentive stock option awards and non-qualified stock option awards), stock appreciation rights, nonvested share awards, other stock unit awards, performance awards, or dividend equivalents. Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than options or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit as 2.5 shares for every one share granted. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding options will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Option awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Option and share awards provide for accelerated vesting if there is a change in control. The exercise price of the stock option awards is equal to the quoted market price of the Company’s common stock on the date of grant. Upon the grant of nonvested share awards or the exercise of granted options, shares are expected to be issued from new shares which were registered for the 2007 Plan. In fiscal 2009, the Company granted 560,700 stock option awards and 12,000 nonvested share awards to certain employees, as defined by ASC 718, Compensation — Stock Compensation, under the 2007 Plan. At January 3, 2010, 1,276,000 shares remained available for future grant and 880,575 option awards and 92,925 nonvested share awards remained outstanding under the 2007 Plan.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense, net of estimated forfeitures, using the fair-value method on a straight-line basis over the requisite service period for share option awards and nonvested share awards granted which vested during the period. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2009, 2008 and 2007 was $2.1 million, $1.9 million and $2.2 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively, and compensation expense recognized in selling and administrative

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

expense was $2.0 million, $1.8 million and $2.1 million in fiscal 2009, 2008 and 2007, respectively. The recognized tax benefit related to compensation expense for fiscal 2009, 2008 and 2007 was $0.8 million, $0.7 million and $0.9 million, respectively. Net income for fiscal 2009, 2008 and 2007 was reduced by $1.3 million, $1.2 million and $1.3 million, respectively, or $0.06, $0.06 and $0.06 per basic and diluted share, respectively.

Option Awards

The fair value of each option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Risk-free interest rate	2.3%	2.8%	4.6%
Expected term	6.50 years	6.18 years	6.25 years
Expected volatility	55.2%	45.9%	43.0%
Expected dividend yield	4.07%	4.02%	1.42%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior for fiscal 2009 and 2008, and the simplified method pursuant to SEC Topic 14, Share-Based Payment for fiscal 2007; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.

The weighted-average grant-date fair value of share option awards granted for fiscal 2009, 2008 and 2007 was $1.92 per share, $2.85 per share and $10.87 per share, respectively.

A summary of the status of the Company’s share option awards is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(In Years)	Value

Outstanding at December 28, 2008	1,408,400	$17.37
Granted	560,700	5.00
Exercised	(42,775)	9.94
Forfeited or Expired	(16,950)	17.67

Outstanding at January 3, 2010	1,909,375	$13.90	6.8	$10,370,926

Exercisable at January 3, 2010	992,750	$18.98	5.2	$1,808,653

Vested and Expected to Vest at January 3, 2010	1,874,221	$14.05	6.8	$9,969,554

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $17.18 as of January 3, 2010, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2009 and 2007 was approximately $0.3 million and $0.6 million, respectively. No share option awards were exercised in fiscal 2008. The total cash

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

received from employees as a result of employee share option award exercises for fiscal 2009 and 2007 was approximately $0.4 million and $0.5 million, respectively. The actual tax benefit realized for the tax deduction from option award exercises of share-based payment awards in fiscal 2009 and 2007 totaled $0.1 million and $0.2 million, respectively.

As of January 3, 2010, there was $1.7 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Nonvested share awards

The following table details the Company’s nonvested share awards activity for fiscal 2009:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at December 28, 2008	109,100	$7.92
Granted	12,000	13.17
Vested	(27,075)	7.92
Forfeited	(1,100)	7.91

Balance at January 3, 2010	92,925	$8.60

The weighted-average grant-date fair value of nonvested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant date fair value of nonvested share awards granted in fiscal 2009 and 2008 was $13.17 and $7.92, respectively. No nonvested share awards were granted in fiscal 2007.

Nonvested share awards vest from the date of grant in four equal annual installments of 25% per year. The total fair value of nonvested share awards which vested during fiscal 2009 was $0.2 million. No nonvested share awards were vested during fiscal 2008, since no nonvested share awards had been granted prior to fiscal 2008.

As of January 3, 2010, there was $0.6 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14)	Selected Quarterly Financial Data (unaudited)

Fiscal 2009

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)(3)
	(In thousands, except per share data)

Net sales	$210,291	$216,040	$231,582	$237,629
Gross profit	$67,072	$71,331	$78,509	$80,839
Net income	$2,760	$4,655	$8,011	$6,386
Net income per share (basic)	$0.13	$0.22	$0.37	$0.30
Net income per share (diluted)	$0.13	$0.22	$0.37	$0.29

Fiscal 2008

	First	Second	Third	Fourth
	Quarter	Quarter(2)	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$212,866	$208,995	$223,180	$219,609
Gross profit	$71,583	$68,375	$74,255	$71,272
Net income	$4,120	$1,724	$4,458	$3,602
Net income per share (basic)	$0.19	$0.08	$0.21	$0.17
Net income per share (diluted)	$0.19	$0.08	$0.21	$0.17

(1)	The fourth quarter of fiscal 2009 included 14 weeks, compared with the fourth quarter of fiscal 2008 which included 13 weeks.

(2)	In the second quarter of fiscal 2008, the Company recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in its previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in the second quarter of fiscal 2008 by $0.9 million, or $0.04 per diluted share. The Company determined this charge to be immaterial to its prior periods’ consolidated financial statements.

(3)	In the fourth quarter of fiscal 2009, the Company recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(15)	Subsequent Event

In the first quarter of fiscal 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2010 to stockholders of record as of March 8, 2010.

BIG 5 SPORTING GOODS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Period	Expenses	Deductions		Period

January 3, 2010
Allowance for doubtful receivables	$305	$21	$(103)		$223
Allowance for sales returns	1,423	(28)	—		1,395
Inventory reserves	4,434	3,786	(3,576)		4,645
December 28, 2008
Allowance for doubtful receivables	$405	$130	$(230)		$305
Allowance for sales returns	1,496	(73)	—		1,423
Inventory reserves	4,713	4,890	(5,169)		4,434
December 30, 2007
Allowance for doubtful receivables	$314	$181	$(90)		$405
Allowance for sales returns	3,247	(44)	(1,707	)(1)	1,496
Inventory reserves	3,741	6,785	(5,813)		4,713

(1)	In fiscal 2007, the Company changed its consolidated balance sheet presentation of the allowance for sales returns to classify the estimated value of merchandise returns as an offset to the estimated sales value of returns. This change reduced the fiscal 2007 allowance balance by approximately $1.7 million but did not impact the consolidated statement of operations.

II

BIG 5 SPORTING GOODS CORPORATION
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen of Common Stock Certificate.(2)
10.1	2002 Stock Incentive Plan.(3)
10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(3)
10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation.(13)
10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(1)
10.5	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(1)
10.6	Grant of Security Interest in and Collateral Assignment of Trademarks and Licenses dated as of March 8, 1996 by Big 5 Corp. in favor of The CIT Group/Business Credit, Inc.(1)
10.7	Guaranty dated March 8, 1996 by Big 5 Corporation (now known as Big 5 Sporting Goods Corporation) in favor of The CIT Group/Business Credit, Inc.(1)
10.8	Form of Indemnification Agreement.(1)
10.9	Form of Indemnification Letter Agreement.(2)
10.10	Co-Obligor Agreement, dated as of January 28, 2004, made by Big 5 Corp. and Big 5 Services Corp. in favor of The CIT Group/Business Credit, Inc. as agent for the Lenders (as defined therein).(4)
10.11	Second Amended and Restated Financing Agreement, dated as of December 15, 2004, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(5)
10.12	Modification and Reaffirmation of Guaranty dated as of December 15, 2004 by and between Big 5 Sporting Goods Corporation, a Delaware corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(5)
10.13	Reaffirmation of Co-Obligor Agreement dated as of December 15, 2004, by and among Big 5 Corp., a Delaware corporation and Big 5 Services Corp., a Virginia corporation, and The CIT Group/Business Credit, Inc., a New York corporation, as agent for the Lenders described therein.(5)
10.14	First Amendment to Second Amended and Restated Financing Agreement, dated as of May 24, 2006, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(6)
10.15	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(7)
10.16	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan.(8)
10.17	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan.(8)
10.18	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp.(9)
10.19	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp.(10)
10.20	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan.(11)
10.21	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan.(11)
10.22	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan.(12)

E-1

Exhibit
Number	Exhibit Description

10.23	Second Amendment to Second Amended and Restated Financing Agreement, dated as of August 24, 2007, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(12)
10.24	Third Amendment to Second Amended and Restated Financing Agreement, dated as of February 8, 2008, among The CIT Group/Business Credit, Inc., as Agent and as Lender, the Lenders named therein, and Big 5 Corp. and Big 5 Services Corp.(12)
14.1	Code of Business Conduct and Ethics.(4)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(8)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(14)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(14)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(14)
32.1	Section 1350 Certification of Chief Executive Officer.(14)
32.2	Section 1350 Certification of Chief Financial Officer.(14)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 21, 2004.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on May 31, 2006.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(8)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.

(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.

(11)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.

(12)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.

(13)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.

(14)	Filed herewith.

E-2