Form 10-K/A
period 2010-01-03
BIG 5 SPORTING GOODS CORP
filed 2010-03-03
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Big 5 Sporting Goods Corporation for the fiscal year ended January 3, 2010, which was originally filed with the Securities and Exchange Commission on March 2, 2010 (the “Original Filing”), is being made solely to conform the filing date of this amended document with certain report dates and signature dates that were inconsistent with the date of the Original Filing, including on the signature pages, the Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 (from page F-2), the Report of Independent Registered Public Accounting Firm included in Item 9A, and the signatures set forth in Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2. The Original Filing was inadvertently filed one day earlier than anticipated by our outside filing service.

Other than the filing date and this Explanatory Note, no information in the Original Filing has been supplemented, updated or amended.

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