Form 10-Q
period 2010-04-04
BIG 5 SPORTING GOODS CORP
filed 2010-05-07
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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
     There were 21,776,812 shares of common stock, with a par value of $0.01 per share outstanding at May 4, 2010.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 4,	January 3,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$5,313	$5,765
Accounts receivable, net of allowances of $136 and $223, respectively	7,742	13,398
Merchandise inventories, net	240,100	230,911
Prepaid expenses	9,153	9,683
Deferred income taxes	7,475	7,723

Total current assets	269,783	267,480

Property and equipment, net	80,171	81,817
Deferred income taxes	12,363	11,327
Other assets, net of accumulated amortization of $359 and $346, respectively	1,026	1,065
Goodwill	4,433	4,433

Total assets	$367,776	$366,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,307	$85,721
Accrued expenses	53,115	59,314
Current portion of capital lease obligations	1,900	1,904
Short-term revolving credit borrowings	45,504	—

Total current liabilities	198,826	146,939

Deferred rent, less current portion	23,913	23,832
Capital lease obligations, less current portion	2,005	2,278
Long-term revolving credit borrowings	—	54,955
Other long-term liabilities	6,612	6,257

Total liabilities	231,356	234,261

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,223,857 and 23,050,061 shares, respectively; outstanding 21,740,562 and 21,566,766 shares, respectively	232	230
Additional paid-in capital	95,863	95,259
Retained earnings	61,691	57,738
Less: Treasury stock, at cost; 1,483,295 shares	(21,366)	(21,366)

Total stockholders’ equity	136,420	131,861

Total liabilities and stockholders’ equity	$367,776	$366,122

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended
	April 4,	March 29,
	2010	2009

Net sales	$218,521	$210,291

Cost of sales	146,971	143,219

Gross profit	71,550	67,072

Selling and administrative expense	63,063	61,838

Operating income	8,487	5,234

Interest expense	404	713

Income before income taxes	8,083	4,521

Income taxes	3,050	1,761

Net income	$5,033	$2,760

Earnings per share:
Basic	$0.23	$0.13

Diluted	$0.23	$0.13

Dividends per share	$0.05	$0.05

Weighted-average shares of common stock outstanding:
Basic	21,484	21,414

Diluted	21,843	21,424

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	13 Weeks Ended
	April 4,	March 29,
	2010	2009

Cash flows from operating activities:
Net income	$5,033	$2,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,547	4,952
Share-based compensation	463	481
Excess tax benefit related to share-based awards	(136)	—
Amortization of deferred finance charges	13	13
Deferred income taxes	(788)	811
Changes in operating assets and liabilities:
Accounts receivable, net	5,656	7,681
Merchandise inventories, net	(9,189)	10,660
Prepaid expenses and other assets	556	1,265
Accounts payable	16,627	6,405
Accrued expenses and other long-term liabilities	(6,462)	(8,448)

Net cash provided by operating activities	16,320	26,580

Cash flows from investing activities:
Purchases of property and equipment	(1,973)	(1,133)

Net cash used in investing activities	(1,973)	(1,133)

Cash flows from financing activities:
Net payments under revolving credit facility and book overdraft	(13,359)	(28,165)
Principal payments under capital lease obligations	(497)	(608)
Proceeds from exercise of stock options	151	—
Excess tax benefit related to share-based awards	136	—
Tax withholding payments for share-based compensation	(143)	(47)
Dividends paid	(1,087)	(1,078)

Net cash used in financing activities	(14,799)	(29,898)

Net decrease in cash and cash equivalents	(452)	(4,451)
Cash and cash equivalents at beginning of period	5,765	9,058

Cash and cash equivalents at end of period	$5,313	$4,607

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$234	$1,341

Property and equipment purchases accrued	$1,004	$117

Stock awards vested and issued to employees	$375	$146

Supplemental disclosures of cash flow information:
Interest paid	$393	$793

Income taxes paid	$93	$25

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)	Description of Business
Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 386 stores in 12 states at April 4, 2010. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 3, 2010 included in the Company’s Annual Report on Form 10-K/A. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
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
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2010 is comprised of 52 weeks and ends on January 2, 2011. Fiscal year 2009 was comprised of 53 weeks and ended on January 3, 2010. The four quarters in fiscal 2010 are each comprised of 13 weeks, while the first three quarters in fiscal 2009 were each comprised of 13 weeks, and the fourth quarter of fiscal 2009 was comprised of 14 weeks.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Recently Issued Accounting Updates
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, was issued to clarify certain questions that arose in practice. ASU 2010-09 amended ASC 855 to, among other things, expressly require Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date the financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively, while ASU 2010-09 was effective upon issuance. Accordingly, the Company adopted ASC 855 in the second quarter of fiscal 2009 and ASU 2010-09 in February 2010. The adoption of ASC 855 and ASU 2010-09 had no impact on the Company’s Interim Financial Statements.
Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of property and equipment, and goodwill; valuation allowances for receivables, sales returns, inventories and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based payment awards; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
Revenue Recognition
     The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2010). The Company recognized approximately $109,000 and $117,000 in gift card breakage revenue for the 13 weeks ended April 4, 2010 and the 13 weeks ended March 29, 2009, respectively.
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
     The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s retail store facilities, distribution center and corporate office. Capital lease obligations consist principally of leases for some of the Company’s distribution center delivery tractors, management information systems hardware and point-of-sale equipment for the Company’s stores.
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
(4)	Accrued Expenses
     Accrued expenses consist of the following:

	April 4,	January 3,
	2010	2010
	(In thousands)

Payroll and related expense	$16,553	$18,472
Sales tax	8,117	10,379
Occupancy costs	7,492	7,634
Advertising	4,540	6,202
Other	16,413	16,627

Accrued expenses	$53,115	$59,314

(5)	Revolving Credit Borrowings
     The Company’s existing financing agreement with the CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended, provides for a line of credit up to $175.0 million. In the second quarter of fiscal 2010, the Company elected to permanently reduce the line of credit available under the existing financing agreement to $140.0 million as a cost saving measure.
     During the second half of fiscal 2010, the Company intends to negotiate a new revolving credit financing agreement to replace the existing financing agreement which has an initial termination date of March 20, 2011. Accordingly, as of April 4, 2010, outstanding debt associated with the existing revolving credit facility was classified as a current liability. The Company had

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
short-term revolving credit borrowings of $45.5 million as of April 4, 2010, compared to long-term revolving credit borrowings of $55.0 million as of January 3, 2010.
     As of April 4, 2010 and January 3, 2010, the Company had a total remaining borrowing capacity under the existing revolving credit facility, after subtracting letters of credit, of $96.6 million and $94.3 million, respectively.
(6)	Income Taxes
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
     The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for years 2006 and after, and state and local income tax returns are open for years 2005 and after.
     At April 4, 2010 and January 3, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At April 4, 2010 and January 3, 2010, the Company had no accrued interest or penalties.
(7)	Share-based Compensation
     At its discretion, the Company grants share option awards or nonvested share awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”) and accounts for its share-based compensation in accordance with ASC 718. The Company recognized approximately $0.5 million and $0.5 million in share-based compensation expense, including share option awards and nonvested share awards, for the 13 weeks ended April 4, 2010 and March 29, 2009, respectively.
Share Option Awards
     Share option awards granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 13 weeks ended April 4, 2010, the Company granted no share option awards. The weighted-

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
average grant-date fair value per option for share option awards granted in the 13 weeks ended March 29, 2009 was $1.82.
     The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009

Risk-free interest rate	—	2.3%
Expected term	—	6.5 years
Expected volatility	—	55.2%
Expected dividend yield	—	4.1%
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate and future expectations.
     As of April 4, 2010, there was $1.4 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Nonvested Share Awards
     In the 13 weeks ended April 4, 2010, the Company granted 160,000 nonvested share awards to certain employees, as defined by ASC 718, under the Plan. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 13 weeks ended April 4, 2010 was $15.71, while the Company had no grants of nonvested share awards in the 13 weeks ended March 29, 2009.
     The following table details the Company’s nonvested share awards activity for the 13 weeks ended April 4, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at January 3, 2010	92,925	$8.60
Granted	160,000	15.71
Vested	(23,875)	7.91
Forfeited	(300)	7.91

Balance at April 4, 2010	228,750	$13.65

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The weighted-average grant-date fair value of nonvested share awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the preceding table.
     Nonvested share awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year.
     As of April 4, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over a weighted-average period of 3.4 years.
     To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 13 weeks ended April 4, 2010, the Company withheld 9,104 common shares with a total value of $143,000. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.
(8)	Earnings Per Share
     The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards and nonvested share awards.
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
	(In thousands, except per share amounts)

Net income	$5,033	$2,760

Weighted-average shares of common stock outstanding:
Basic	21,484	21,414
Dilutive effect of common stock equivalents arising from share option awards and nonvested share awards	359	10

Diluted	21,843	21,424

Basic earnings per share	$0.23	$0.13

Diluted earnings per share	$0.23	$0.13

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The computation of diluted earnings per share for the 13 weeks ended April 4, 2010 and the 13 weeks ended March 29, 2009 does not include share option awards in the amounts of 891,065 and 1,574,651, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks ended April 4, 2010 and the 13 weeks ended March 29, 2009 does not include nonvested share awards in the amount of 38,681 and 382 shares, respectively, that were outstanding and antidilutive.
     The Company did not repurchase any shares of its common stock in fiscal 2009 or the first quarter of fiscal 2010. Since the inception of its initial share repurchase program in May 2006 through April 4, 2010, the Company has repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under the current share repurchase program.
(9)	Commitments and Contingencies
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. The court has scheduled a hearing for June 11, 2010, to consider the parties’ request to preliminarily approve the proposed settlement. Under the terms of the proposed settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the proposed settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement were reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted,

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
(10)	Subsequent Event
     In the second quarter of fiscal 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 15, 2010 to stockholders of record as of June 1, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Big 5 Sporting Goods Corporation

El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of April 4, 2010, and the related condensed consolidated statements of operations and cash flows for the 13 week periods ended April 4, 2010 and March 29, 2009. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of January 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
May 7, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010.
Overview
     We are a leading sporting goods retailer in the western United States, operating 386 stores in 12 states under the name “Big 5 Sporting Goods” at April 4, 2010. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
Executive Summary
     We experienced improved operating results in the first quarter of fiscal 2010 when compared with the same period in fiscal 2009. However, both periods reflect a difficult environment for retailers resulting from the ongoing economic recession and uncertainty in the financial sector. If measures implemented, or to be implemented, by the federal and state governments or private sector spending fail to stimulate a prolonged economic recovery, this economic recession could continue.
•
Net income for the first quarter of fiscal 2010 increased 78.6% to $5.0 million, or $0.23 per diluted share, compared to $2.8 million, or $0.13 per diluted share, for the first quarter of fiscal 2009. The increase primarily reflected higher net sales year over year.

•
Net sales for the first quarter of fiscal 2010 increased 3.9% to $218.5 million compared to $210.3 million for the first quarter of fiscal 2009. The increase in net sales was primarily attributable to increases in same store sales and new store sales.

•
Gross profit as a percentage of net sales for the first quarter of fiscal 2010 increased by 85 basis points to 32.7% compared to the first quarter of fiscal 2009, primarily as a result of slightly higher merchandise margins and slightly lower distribution and occupancy costs as a percentage of net sales.

•
Selling and administrative expense for the first quarter of fiscal 2010 increased 2.1% to $63.1 million, or 28.8% of net sales, compared to $61.8 million, or 29.4% of net sales, for the first quarter of fiscal 2009. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings. The decrease in selling and administrative expense as a percentage of net sales reflects higher sales levels for the current year.

•
Operating income for the first quarter of fiscal 2010 increased 63.5% to $8.5 million, or 3.9% of net sales, compared to $5.2 million, or 2.5% of net sales, for the first quarter of fiscal 2009. The higher operating income primarily reflects increased net sales and a higher gross profit percentage offset by higher selling and administrative expense.

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended April 4, 2010 Compared to 13 Weeks Ended March 29, 2009
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 4, 2010		March 29, 2009
	(In thousands, except percentages)

Net sales	$218,521	100.0%	$210,291	100.0%
Cost of sales (1)	146,971	67.3	143,219	68.1

Gross profit	71,550	32.7	67,072	31.9
Selling and administrative expense (2)	63,063	28.8	61,838	29.4

Operating income	8,487	3.9	5,234	2.5
Interest expense	404	0.2	713	0.3

Income before income taxes	8,083	3.7	4,521	2.2
Income taxes	3,050	1.4	1,761	0.9

Net income	$5,033	2.3%	$2,760	1.3%

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

     Net Sales. Net sales increased by $8.2 million, or 3.9%, to $218.5 million in the 13 weeks ended April 4, 2010 from $210.3 million in the first quarter last year. The increase in net sales was primarily attributable to the following:
•	Same store sales increased 2.4% in the 13 weeks ended April 4, 2010 versus the comparable 13 week period in the prior year. New store sales increased, reflecting the opening of five new stores, net of relocations, since December 28, 2008. Our increase in same store sales for the 13 weeks ended April 4, 2010 represented the fourth consecutive quarter of same store sales growth which began with the second quarter of fiscal 2009. Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable quarterly reporting periods for quarterly comparisons.

•	Customer traffic into our retail stores increased for the 13 weeks ended April 4, 2010 when compared with the 13 weeks ended March 29, 2009.
     Store count at April 4, 2010 was 386 versus 381 at March 29, 2009. We opened two new stores, net of relocations, in the 13 weeks ended April 4, 2010, while we opened no new stores in the 13 weeks ended March 29, 2009. We anticipate opening between 10 and 15 net new stores in fiscal 2010.
     Gross Profit. Gross profit increased by $4.5 million, or 6.7%, to $71.6 million, or 32.7% of net sales, in the 13 weeks ended April 4, 2010 from $67.1 million, or 31.9% of net sales, in the 13 weeks ended March 29, 2009. The change in gross profit was primarily attributable to the following:
•	Net sales increased by $8.2 million in the 13 weeks ended April 4, 2010 compared to the same period last year.

•
Merchandise margins, which exclude buying, occupancy and distribution costs, increased approximately 15 basis points versus the same period in the prior year, primarily reflecting shifts in product sales mix.

•
Distribution costs, including costs capitalized into inventory, decreased $1.0 million compared to the same period last year. Distribution costs as a percentage of net sales decreased approximately 65 basis points year over year.

•
Store occupancy costs increased by $0.6 million year over year, primarily reflecting the expense for new stores. Store occupancy costs as a percentage of net sales decreased approximately five basis points year over year.

     Selling and Administrative Expense. Selling and administrative expense increased by $1.3 million to $63.1 million, or 28.8% of net sales, in the 13 weeks ended April 4, 2010 from $61.8 million, or 29.4% of net sales, in the same period last year. The increase in selling and administrative expense compared to the same period last year was largely attributable to an increase in store-related expense, excluding occupancy, of $1.2 million due mainly to higher labor and operating costs to support the increase in store count. This increase, combined with an increase of $0.6 million in various administrative costs, was offset by a decline in advertising expense of $0.6 million.
     Interest Expense. Interest expense decreased by $0.3 million, or 42.9%, to $0.4 million in the 13 weeks ended April 4, 2010 from $0.7 million in the same period last year. This decrease was due to a reduction in average debt levels of approximately $38.2 million to $56.3 million in the first quarter of fiscal 2010 from $94.5 million in the first quarter last year, combined with a reduction in average interest rates of approximately 70 basis points to 1.7% in the first quarter of fiscal 2010 from 2.4% in the same period last year.
     Income Taxes. The provision for income taxes was $3.1 million for the 13 weeks ended April 4, 2010 and $1.8 million for the 13 weeks ended March 29, 2009, primarily reflecting our higher pre-tax income. Our effective tax rate was 37.7% for the first quarter of fiscal 2010 compared with 39.0% for the first quarter of fiscal 2009. Our lower effective tax rate for the first quarter of fiscal 2010 compared to the same period last year primarily reflects an increased benefit from income tax credits for the current year.
Liquidity and Capital Resources
     Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. Our existing financing agreement is scheduled to expire in March of 2011. We expect to replace our existing financing agreement with a new facility later this year. We believe our cash on hand, future funds from operations and borrowings from our existing revolving credit facility will be sufficient to fund our cash requirements through the remainder of fiscal 2010. There is no assurance, however, that we will be able to generate sufficient cash flow, maintain our ability to borrow under our existing revolving credit facility or successfully negotiate a new revolving credit facility.
     We ended the first quarter of fiscal 2010 with $5.3 million of cash and cash equivalents compared with $4.6 million at the end of the same period in fiscal 2009. Our cash flows from operating, investing and financing activities for the 13 weeks ended April 4, 2010 and March 29, 2009 were as follows:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$16,320	$26,580
Investing activities	(1,973)	(1,133)
Financing activities	(14,799)	(29,898)

Net decrease in cash and cash equivalents	$(452)	$(4,451)

     Operating Activities. Net cash provided by operating activities for the 13 weeks ended April 4, 2010 and March 29, 2009 was $16.3 million and $26.6 million, respectively. The decrease in cash provided by operating activities for the 13 weeks ended April 4, 2010 compared to the same period last year primarily reflects higher purchases of merchandise inventory and lower accounts receivable, partially offset by the favorable impact of higher net income. Our increase in inventory purchasing this year over the first quarter last year primarily reflects improved business conditions, increased availability of certain products this year, a healthy opportunistic buying environment and bringing in seasonal product earlier to avoid potential delivery delays.

     Investing Activities. Net cash used in investing activities for the 13 weeks ended April 4, 2010 and March 29, 2009 was $2.0 million and $1.1 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented all of the net cash used in investing activities for both periods. This increase was primarily attributable to the resumption in store expansion activity, after a slowdown in fiscal 2009 due to the economic recession, and a corresponding increase in new store capital expenditures.
     Financing Activities. Net cash used in financing activities for the 13 weeks ended April 4, 2010 and March 29, 2009 was $14.8 million and $29.9 million, respectively. For each period, cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends.
     As of April 4, 2010, we had revolving credit borrowings of $45.5 million and letter of credit commitments of $2.6 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $55.0 million and letter of credit commitments of $2.7 million outstanding as of January 3, 2010 and revolving credit borrowings of $76.5 million and letter of credit commitments of $3.8 million outstanding as of March 29, 2009.
     Financing Agreement. Our financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended, provides for a line of credit up to $175.0 million. In the second quarter of fiscal 2010, we elected to permanently reduce the line of credit available under our existing financing agreement to $140.0 million as a cost saving measure. The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2011, we must pay an early termination fee. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.
     Under the revolving credit facility, our maximum eligible borrowing capacity is limited to 72.60% of the aggregate value of eligible inventory during October, November and December and 66.90% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of April 4, 2010 and January 3, 2010, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $96.6 million and $94.3 million, respectively.
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

     Our dividend payments and stock repurchases, if any, are generally funded by distributions from our subsidiary, Big 5 Corp. Generally, as long as there is no default or event of default under our financing agreement, Big 5 Corp. may make distributions to us of up to $15.0 million per year (and up to $5.0 million per quarter) for any purpose (including dividend payments or stock repurchases) and may make additional distributions for the purpose of paying our dividends or repurchasing our common stock if Big 5 Corp. will have post-dividend liquidity (as defined in the financing agreement) of at least $30 million.
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
     During the second half of fiscal 2010, we intend to negotiate a new revolving credit financing agreement to replace our existing financing agreement which has an initial termination date of March 20, 2011. We expect that our interest expense and amortization associated with financing fees will be higher in fiscal 2011 as a result of entering into a new financing agreement. Under our existing financing agreement, the LIBOR borrowing base option includes an interest rate range of LIBOR plus 1.00% to 1.50%. Based on current market conditions, under a new revolving credit financing agreement the interest rate range is expected to increase by approximately 150 basis points or more. Because our existing financing agreement terminates on March 20, 2011, as of April 4, 2010 our outstanding debt associated with this agreement was classified as a current liability.
     Future Capital Requirements. We had cash on hand of $5.3 million at April 4, 2010. We expect capital expenditures for the last three quarters of fiscal 2010, excluding non-cash property and equipment acquisitions, to range from approximately $12.0 million to $15.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. As a result of the economic recession, we slowed our store expansion efforts substantially in fiscal 2009 by opening only three net new stores. We anticipate opening between 10 and 15 net new stores in fiscal 2010.

     During fiscal 2009 and for the first quarter of fiscal 2010, the Company paid quarterly cash dividends of $0.05 per share of outstanding common stock. In the second quarter of fiscal 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 15, 2010 to stockholders of record as of June 1, 2010.
     As of April 4, 2010, a total of $14.2 million remained available for share repurchases under our share repurchase program. We did not make any share repurchases in fiscal 2009 or the first quarter of fiscal 2010 due to the economic recession and expect limited, if any, share repurchases in fiscal 2010.
     We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our existing revolving credit facility through the remainder of fiscal 2010. However, our ability to satisfy such cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow, maintain our ability to borrow under our existing revolving credit facility or successfully negotiate a new revolving credit facility.
     If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our revolving credit facility, or successfully negotiate and enter into a new revolving credit facility to replace our current facility, which has an initial termination date of March 20, 2011, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.
     Off-Balance Sheet Arrangements and Contractual Obligations. Our material off-balance sheet arrangements are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
     Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. Our facility leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.
     Issued and outstanding letters of credit were $2.6 million at April 4, 2010, and were related primarily to importing merchandise and funding insurance program liabilities.
     Our material contractual obligations include capital lease obligations, borrowings under our revolving credit facility, certain occupancy costs related to our leased properties and other liabilities. Capital lease obligations consist principally of leases for some of our distribution center delivery tractors, management information systems hardware and point-of-sale equipment for our stores. Our revolving credit facility debt fluctuates daily depending on operating, investing and financing cash flows. Occupancy costs include estimated property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of actuarially-determined reserve estimates related to workers’ compensation claims, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal of leasehold improvements for certain stores upon termination of their leases.
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010, is a discussion of our future obligations and commitments as of January 3, 2010. In the 13 weeks ended April 4, 2010, our revolving credit borrowings declined by 17.2% from the end of fiscal 2009, as a result of our positive operating cash flow. We entered into new operating lease agreements in relation to our business operations during the 13 weeks ended April 4, 2010, but do not believe that these operating leases would materially change our contractual obligations or commitments presented as of January 3, 2010.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010, we consider our estimates on inventory valuation, impairment of long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended April 4, 2010.
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
     In the first half of fiscal 2009, we experienced increasing inflation in the purchase cost of certain products, while during the last half of fiscal 2009 the trend of inflation in product purchase costs generally appeared to stabilize. In the first quarter of fiscal 2010, the impact of inflation was minimal, although there appears to be the potential for increasing inflationary cost pressure in the second half of this year. If we are unable to adjust our merchandise selling prices to cover purchase cost increases then our merchandise margins will decline, which could adversely impact our operating results.
Recently Issued Accounting Updates
     See Note 2 to Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability and our ability to refinance our existing financing agreement on favorable terms or at all, and higher costs associated with current and new sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K/A and other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. We enter into borrowings under our revolving credit facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness, either LIBOR or the JP Morgan Chase Bank prime rate. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the LIBOR or JP Morgan Chase Bank prime rate was to change 1.0% as compared to the rate at April 4, 2010, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at April 4, 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended April 4, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. The court has scheduled a hearing for June 11, 2010, to consider the parties’ request to preliminarily approve the proposed settlement. Under the terms of the proposed settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the proposed settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement were reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The Company made no stock repurchases under previously announced share repurchase plans during the fiscal quarter ended April 4, 2010. As discussed in Note 7 to the Interim Financial Statements in this report, in the first quarter of fiscal 2010, the Company withheld shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees. This withholding of shares is shown in the tabular summary below:
ISSUER PURCHASES OF EQUITY SECURITIES (1)

					Total	Maximum
					Number of	Number (or
					Shares	Approximate
					Purchased	Dollar Value)
					as Part of	of Shares that
	Total				Publicly	May Yet Be
	Number of		Average		Announced	Purchased
	Shares		Price Paid		Plans or	Under the Plans
Fiscal Period	Purchased		per Share		Programs	or Programs (4)

January 4 — January 31	—		—		—	$14,207,000
February 1 — February 28	—		—		—	$14,207,000
March 1 — April 4	9,104	(2)	$15.71	(3)	—	$14,207,000

Total	9,104		$15.71		—	$14,207,000

(1)
The Company’s dividends and stock repurchases, if any, are generally funded by distributions from its subsidiary, Big 5 Corp. Generally, as long as there is no default or event of default under the Company’s financing agreement, Big 5 Corp. may make distributions to the Company of up to $15.0 million per year (and up to $5.0 million per quarter) for any purpose (including dividends or stock repurchases) and may make additional distributions for the purpose of paying Company dividends or repurchasing Company common stock if Big 5 Corp. will have post-dividend liquidity (as defined in the financing agreement) of at least $30 million.

(2)
This amount reflects the number of shares of Company common stock withheld by the Company to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees.

(3)
The price shown reflects the closing market value of the Company’s common stock on the date the shares were withheld, as discussed in footnote 2 to this table, which coincided with the date of vesting of certain nonvested share awards issued to employees.

(4)
This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans. There were no stock repurchases under previously announced plans during the first quarter of fiscal 2010.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits
     (a) Exhibits

Exhibit Number	Description of Document
15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: May 7, 2010	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)