Form 10-Q
period 2010-07-04
BIG 5 SPORTING GOODS CORP
filed 2010-08-06
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
     There were 21,813,662 shares of common stock, with a par value of $0.01 per share outstanding as of August 1, 2010.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 4,	January 3,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$5,581	$5,765
Accounts receivable, net of allowances of $80 and $223, respectively	12,005	13,398
Merchandise inventories, net	252,040	230,911
Prepaid expenses	10,360	9,683
Deferred income taxes	7,616	7,723

Total current assets	287,602	267,480

Property and equipment, net	78,377	81,817
Deferred income taxes	13,195	11,327
Other assets, net of accumulated amortization of $372 and $346, respectively	1,091	1,065
Goodwill	4,433	4,433

Total assets	$384,698	$366,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,143	$85,721
Accrued expenses	49,490	59,314
Current portion of capital lease obligations	1,895	1,904
Short-term revolving credit borrowings	64,083	—

Total current liabilities	211,611	146,939

Deferred rent, less current portion	23,544	23,832
Capital lease obligations, less current portion	1,652	2,278
Long-term revolving credit borrowings	—	54,955
Other long-term liabilities	6,712	6,257

Total liabilities	243,519	234,261

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,295,712 and 23,050,061 shares, respectively; outstanding 21,812,417 and 21,566,766 shares, respectively	233	230
Additional paid-in capital	96,958	95,259
Retained earnings	65,354	57,738
Less: Treasury stock, at cost; 1,483,295 shares	(21,366)	(21,366)

Total stockholders’ equity	141,179	131,861

Total liabilities and stockholders’ equity	$384,698	$366,122

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Net sales	$219,828	$216,040	$438,349	$426,331

Cost of sales	146,862	144,709	293,833	287,929

Gross profit	72,966	71,331	144,516	138,402

Selling and administrative expense	65,002	63,029	128,065	124,867

Operating income	7,964	8,302	16,451	13,535

Interest expense	363	608	767	1,321

Income before income taxes	7,601	7,694	15,684	12,214

Income taxes	2,849	3,039	5,899	4,800

Net income	$4,752	$4,655	$9,785	$7,414

Earnings per share:
Basic	$0.22	$0.22	$0.45	$0.35

Diluted	$0.22	$0.22	$0.45	$0.35

Dividends per share	$0.05	$0.05	$0.10	$0.10

Weighted-average shares of common stock outstanding:
Basic	21,554	21,429	21,519	21,422

Diluted	21,893	21,554	21,873	21,483

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26 Weeks Ended
	July 4,	June 28,
	2010	2009

Cash flows from operating activities:
Net income	$9,785	$7,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,407	9,716
Share-based compensation	940	1,031
Excess tax benefit related to share-based awards	(290)	—
Amortization of deferred finance charges	26	27
Deferred income taxes	(1,761)	674
Loss (gain) on disposal of property and equipment	18	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	1,393	7,921
Merchandise inventories, net	(21,129)	(8,194)
Prepaid expenses and other assets	(729)	(2,257)
Accounts payable	12,691	20,181
Accrued expenses and other long-term liabilities	(9,929)	(7,968)

Net cash provided by operating activities	422	28,534

Cash flows from investing activities:
Purchases of property and equipment	(4,987)	(2,198)
Proceeds from disposal of property and equipment	4	—

Net cash used in investing activities	(4,983)	(2,198)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility and book overdraft	6,804	(28,648)
Principal payments under capital lease obligations	(1,021)	(1,206)
Proceeds from exercise of stock options	614	8
Excess tax benefit related to share-based awards	290	—
Tax withholding payments for share-based compensation	(143)	(47)
Dividends paid	(2,167)	(2,150)

Net cash provided by (used in) financing activities	4,377	(32,043)

Net decrease in cash and cash equivalents	(184)	(5,707)
Cash and cash equivalents at beginning of period	5,765	9,058

Cash and cash equivalents at end of period	$5,581	$3,351

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$405	$1,341

Property and equipment purchases accrued	$911	$457

Stock awards vested and issued to employees	$456	$182

Supplemental disclosures of cash flow information:
Interest paid	$749	$1,443

Income taxes paid	$7,365	$296

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business
Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 388 stores in 12 states at July 4, 2010. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
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
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2010). The Company recognized approximately $108,000 and $217,000 in gift card breakage revenue for the 13 weeks and 26 weeks ended July 4, 2010, respectively, compared to approximately $115,000 and $231,000 for the 13 weeks and 26 weeks ended June 28, 2009, respectively.
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

(4)	Accrued Expenses
     Accrued expenses consist of the following:

	July 4,	January 3,
	2010	2010
	(In thousands)

Payroll and related expense	$16,918	$18,472
Occupancy costs	7,527	7,634
Sales tax	6,210	10,379
Advertising	4,646	6,202
Other	14,189	16,627

Accrued expenses	$49,490	$59,314

(5)	Revolving Credit Borrowings
     The Company’s existing financing agreement with the CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended, originally provided for a line of credit up to $175.0 million. In the second quarter of fiscal 2010, the Company elected to permanently reduce the line of credit available under the existing financing agreement to $140.0 million as a cost saving measure.
     During the second half of fiscal 2010, the Company intends to negotiate a new revolving credit financing agreement to replace the existing financing agreement which has an initial termination date of March 20, 2011. Accordingly, as of July 4, 2010, outstanding debt associated with the existing revolving credit facility was classified as a current liability. The Company had

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
short-term revolving credit borrowings of $64.1 million as of July 4, 2010, compared to long-term revolving credit borrowings of $55.0 million as of January 3, 2010.
     As of July 4, 2010 and January 3, 2010, the Company had a total remaining borrowing capacity under the existing revolving credit facility, after subtracting letters of credit, of $72.5 million and $94.3 million, respectively.

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
     At July 4, 2010 and January 3, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At July 4, 2010 and January 3, 2010, the Company had no accrued interest or penalties.

(7)	Share-based Compensation
     At its discretion, the Company grants share option awards or nonvested share awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”) and accounts for its share-based compensation in accordance with ASC 718. The Company recognized approximately $0.5 million and $0.9 million in share-based compensation expense, including share option awards and nonvested share awards, for the 13 weeks and 26 weeks ended July 4, 2010, respectively, compared to $0.5 million and $1.0 million for the 13 weeks and 26 weeks ended June 28, 2009, respectively.
Share Option Awards
     Share option awards granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the share option

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 26 weeks ended July 4, 2010, the Company granted 12,000 share option awards. The weighted-average grant-date fair value per option for share option awards granted in the 26 weeks ended July 4, 2010 and June 28, 2009 was $6.26 and $1.92, respectively.
     The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Risk-free interest rate	2.4%	3.3%	2.4%	2.3%
Expected term	6.50 years	6.50 years	6.50 years	6.50 years
Expected volatility	55.2%	55.2%	55.2%	55.2%
Expected dividend yield	1.54%	1.52%	1.54%	4.07%
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
     As of July 4, 2010, there was $1.3 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 2.4 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Nonvested Share Awards
     In the 26 weeks ended July 4, 2010, the Company granted 172,000 nonvested share awards. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 26 weeks ended July 4, 2010 and June 28, 2009 was $15.52 and $13.17, respectively.
     The following table details the Company’s nonvested share awards activity for the 26 weeks ended July 4, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at January 3, 2010	92,925	$8.60
Granted	172,000	15.52
Vested	(29,875)	8.45
Forfeited	(300)	7.91

Balance at July 4, 2010	234,750	$13.69

     The weighted-average grant-date fair value of nonvested share awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above.
     Nonvested share awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year.
     As of July 4, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over a weighted-average period of 3.2 years.
     To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 26 weeks ended July 4, 2010, the Company withheld 9,104 common shares with a total value of $143,000. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income	$4,752	$4,655	$9,785	$7,414

Weighted-average shares of common stock outstanding:
Basic	21,554	21,429	21,519	21,422
Dilutive effect of common stock equivalents arising from stock options and nonvested stock awards	339	125	354	61

Diluted	21,893	21,554	21,873	21,483

Basic earnings per share	$0.22	$0.22	$0.45	$0.35

Diluted earnings per share	$0.22	$0.22	$0.45	$0.35

     The computation of diluted earnings per share for the 13 weeks ended July 4, 2010, the 26 weeks ended July 4, 2010, the 13 weeks ended June 28, 2009 and the 26 weeks ended June 28, 2009 does not include share option awards in the amounts of 890,462, 890,763, 1,389,996 and 1,403,855, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.
     No nonvested share awards were antidilutive for the 13 weeks and 26 weeks ended July 4, 2010. The computation of diluted earnings per share for the 13 weeks and the 26 weeks ended June 28, 2009 does not include nonvested share awards in the amounts of 2,637 and 1,319 shares, respectively, that were outstanding and antidilutive.
     The Company did not repurchase any shares of its common stock in fiscal 2009 or the first half of fiscal 2010. Since the inception of its initial share repurchase program in May 2006 through

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
July 4, 2010, the Company has repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under the current share repurchase program.

(9)	Commitments and Contingencies
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement and scheduled a hearing for December 10, 2010, to consider final approval of the settlement. Under the terms of the settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement were reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(10)	Subsequent Event
     In the third quarter of fiscal 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on September 15, 2010 to stockholders of record as of September 1, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of July 4, 2010 and the related condensed consolidated statements of operations for the 13 week and 26 week periods ended July 4, 2010 and June 28, 2009, and cash flows for the 26 week periods ended July 4, 2010 and June 28, 2009. These interim financial statements are the responsibility of the Corporation’s management.
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
August 6, 2010

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
Overview
     We are a leading sporting goods retailer in the western United States, operating 388 stores in 12 states under the name “Big 5 Sporting Goods” at July 4, 2010. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
Executive Summary
     Our operating results for the second quarter of fiscal 2010 and the second quarter of fiscal 2009 reflect a difficult environment for retailers resulting from the ongoing economic recession and uncertainty in the financial sector. If measures implemented by the federal and state governments or private sector spending fail to stimulate a prolonged economic recovery, this economic recession could continue, which may continue to impact our operating results.
•
Net income for the second quarter of fiscal 2010 increased 2.1% to $4.8 million, or $0.22 per diluted share, compared to $4.7 million, or $0.22 per diluted share, for the second quarter of fiscal 2009. The increase in net income primarily reflected higher net sales year over year, partially offset by deleveraging of selling and administrative expense.

•
Net sales for the second quarter of fiscal 2010 increased 1.8% to $219.8 million compared to $216.0 million for the second quarter of fiscal 2009. The increase in net sales was attributable to increases in new store sales and the benefit of a calendar shift as discussed in Results of Operations below.

•
Gross profit as a percentage of net sales for the second quarter of fiscal 2010 increased by approximately 20 basis points to 33.2% compared to the second quarter of fiscal 2009, primarily as a result of slightly higher merchandise margins and lower distribution costs as a percentage of net sales.

•
Selling and administrative expense for the second quarter of fiscal 2010 increased 3.1% to $65.0 million, or 29.6% of net sales, compared to $63.0 million, or 29.2% of net sales, for the second quarter of fiscal 2009. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings.

•
Operating income for the second quarter of fiscal 2010 decreased 4.1% to $8.0 million, or 3.6% of net sales, compared to $8.3 million, or 3.8% of net sales, for the second quarter of fiscal 2009. The lower operating income primarily reflects higher selling and administrative expense, due largely to higher store-related expense as a result of new store openings.

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended July 4, 2010 Compared to 13 Weeks Ended June 28, 2009
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 4, 2010		June 28, 2009
	(In thousands, except percentages)

Net sales	$219,828	100.0%	$216,040	100.0%
Cost of sales (1)	146,862	66.8	144,709	67.0

Gross profit	72,966	33.2	71,331	33.0
Selling and administrative expense (2)	65,002	29.6	63,029	29.2

Operating income	7,964	3.6	8,302	3.8
Interest expense	363	0.1	608	0.2

Income before income taxes	7,601	3.5	7,694	3.6
Income taxes	2,849	1.3	3,039	1.4

Net income	$4,752	2.2%	$4,655	2.2%

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

     Net Sales. Net sales increased by $3.8 million, or 1.8%, to $219.8 million in the 13 weeks ended July 4, 2010 from $216.0 million in the second quarter last year. The change in net sales reflected the following:
•	New store sales increased, reflecting the opening of seven new stores, net of relocations, since March 29, 2009.

•
Net sales for the second quarter of fiscal 2010 reflected the benefit of a calendar shift, as we transition to a 52-week fiscal year in 2010 from a 53-week fiscal year in 2009. This calendar shift resulted in net sales for a higher volume sales week leading up to the Fourth of July holiday being included in the second quarter of fiscal 2010, while net sales for this period were included in the third quarter of fiscal 2009. Additionally, compared to the second quarter of fiscal 2009, net sales for the second quarter of fiscal 2010 benefited from an extra sales day due to the shift of the Easter holiday, during which our stores are closed, into the first quarter of fiscal 2010.

•	Customer traffic into our retail stores increased for the 13 weeks ended July 4, 2010 versus the comparable 13 week period in the prior year.

•
Same store sales decreased 0.5% in the 13 weeks ended July 4, 2010 versus the comparable 13 week period in the prior year, reversing a trend of four consecutive quarters of same store sales growth which began in the second quarter of fiscal 2009. Our sales were negatively impacted by the sluggish pace of the economic recovery and unfavorable weather comparisons in many of our markets. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

     Store count at July 4, 2010 was 388 versus 382 at June 28, 2009. We opened two new stores in the 13 weeks ended July 4, 2010, while we opened one new store in the 13 weeks ended June 28, 2009. We anticipate opening between 10 and 15 net new stores in fiscal 2010.
     Gross Profit. Gross profit increased by $1.7 million, or 2.3%, to $73.0 million, or 33.2% of net sales, in the 13 weeks ended July 4, 2010 from $71.3 million, or 33.0% of net sales, in the 13 weeks ended June 28, 2009. The change in gross profit was primarily attributable to the following:
•	Net sales increased by $3.8 million in the 13 weeks ended July 4, 2010 compared to the 13 weeks ended June 28, 2009.

•
Merchandise margins, which exclude buying, occupancy and distribution costs, increased approximately 10 basis points versus the second quarter last year, primarily reflecting shifts in product sales mix.

•	Store occupancy costs increased by $0.7 million, or approximately 20 basis points, year over year, primarily reflecting the expense for new stores.

•
Distribution costs, including costs capitalized into inventory, decreased $0.1 million, or 1.2%, compared to the same period last year. Distribution costs as a percentage of net sales decreased approximately 15 basis points year over year.

     Selling and Administrative Expense. Selling and administrative expense increased by $2.0 million to $65.0 million, or 29.6% of net sales, in the 13 weeks ended July 4, 2010 from $63.0 million, or 29.2% of net sales, in the same period last year. The increase in selling and administrative expense compared to the prior year was largely attributable to an increase in store-related expense, excluding occupancy, of $1.6 million due mainly to higher labor and operating costs to support the increase in store count.
     Interest Expense. Interest expense decreased by $0.2 million, or 40.2%, to $0.4 million in the 13 weeks ended July 4, 2010 from $0.6 million in the same period last year. This decrease was due to a reduction in average debt levels of approximately $17.0 million to $57.4 million in the second quarter of fiscal 2010 from $74.4 million in the second quarter last year, combined with a reduction in average interest rates of approximately 70 basis points to 1.5% in the second quarter of fiscal 2010 from 2.2% in the same period last year.
     Income Taxes. The provision for income taxes was $2.8 million for the 13 weeks ended July 4, 2010 and $3.0 million for the 13 weeks ended June 28, 2009. Our effective tax rate was 37.5% for the second quarter of fiscal 2010 compared with 39.5% for the second quarter of fiscal 2009. Our lower effective tax rate for the second quarter of fiscal 2010 compared to the same period last year primarily reflects an increased benefit from income tax credits for the current year.
     26 Weeks Ended July 4, 2010 Compared to 26 Weeks Ended June 28, 2009
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 4, 2010		June 28, 2009
	(In thousands, except percentages)

Net sales	$438,349	100.0%	$426,331	100.0%
Cost of sales (1)	293,833	67.0	287,929	67.5

Gross profit	144,516	33.0	138,402	32.5
Selling and administrative expense (2)	128,065	29.2	124,867	29.3

Operating income	16,451	3.8	13,535	3.2
Interest expense	767	0.2	1,321	0.3

Income before income taxes	15,684	3.6	12,214	2.9
Income taxes	5,899	1.4	4,800	1.1

Net income	$9,785	2.2%	$7,414	1.8%

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

     Net Sales. Net sales increased by $12.0 million, or 2.8%, to $438.3 million in the 26 weeks ended July 4, 2010 from $426.3 million in the 26 weeks ended June 28, 2009. The increase in net sales was primarily attributable to the following:
•	New store sales increased, reflecting the opening of seven new stores, net of relocations, since December 28, 2008.

•
Net sales for the first half of fiscal 2010 reflected the benefit of a calendar shift, as we transition to a 52-week fiscal year in 2010 from a 53-week fiscal year in 2009. This calendar shift resulted in net sales for a higher volume sales week leading up to the Fourth of July holiday being included in the first half of fiscal 2010, while net sales for this period were included in the third quarter of fiscal 2009.

•
Same store sales increased 0.9% in the 26 weeks ended July 4, 2010 versus the comparable 26 week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable year-to-date reporting periods for year-to-date comparisons.

•	Customer traffic into our retail stores increased for the 26 weeks ended July 4, 2010 when compared with the 26 weeks ended June 28, 2009.
     Store count at July 4, 2010 was 388 versus 382 at June 28, 2009. We opened four new stores, net of relocations, in the 26 weeks ended July 4, 2010, while we opened one new store in the 26 weeks ended June 28, 2009. We anticipate opening between 10 and 15 net new stores in fiscal 2010.
     Gross Profit. Gross profit increased by $6.1 million, or 4.4%, to $144.5 million, or 33.0% of net sales, in the 26 weeks ended July 4, 2010 from $138.4 million, or 32.5% of net sales, in the 26 weeks ended June 28, 2009. The change in gross profit was primarily attributable to the following:
•	Net sales increased by $12.0 million in the 26 weeks ended July 4, 2010 compared to the 26 weeks ended June 28, 2009.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, increased approximately 15 basis points year over year, primarily reflecting shifts in product sales mix.

•
Distribution costs, including costs capitalized into inventory, decreased $1.2 million compared to the same period last year. Distribution costs as a percentage of net sales decreased approximately 40 basis points year over year.

•	Store occupancy costs increased by $1.3 million, or approximately 5 basis points, year over year, primarily reflecting the expense for new stores.
     Selling and Administrative Expense. Selling and administrative expense increased by $3.2 million to $128.1 million, or 29.2% of net sales, in the 26 weeks ended July 4, 2010 from $124.9 million, or 29.3% of net sales, in the same period last year. The increase in selling and administrative expense compared to the same period last year was largely attributable to an increase in store-related expense, excluding occupancy, of $2.8 million due mainly to higher labor and operating costs to support the increase in store count. This increase, combined with an increase of $0.8 million in various administrative costs, was partially offset by a decline in advertising expense of $0.4 million.
     Interest Expense. Interest expense decreased by $0.5 million, or 41.9%, to $0.8 million in the 26 weeks ended July 4, 2010 from $1.3 million in the same period last year. This decrease was due to a reduction in average debt levels of approximately $28.1 million to $56.8 million in the first half of fiscal 2010 from $84.9 million in the same period last year, combined with a reduction in average interest rates of approximately 70 basis points to 1.6% in the first half of fiscal 2010 from 2.3% in the same period last year.
     Income Taxes. The provision for income taxes was $5.9 million for the 26 weeks ended July 4, 2010 and $4.8 million for the 26 weeks ended June 28, 2009, primarily reflecting our higher pre-tax income. Our effective tax rate was 37.6% for the first half of fiscal 2010 compared with 39.3% for the first half of fiscal 2009. Our lower effective tax rate for the first half of fiscal 2010 compared to the same period last year primarily reflects an increased benefit from income tax credits for the current year.
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
     We ended the first half of fiscal 2010 with $5.6 million of cash and cash equivalents compared with $3.4 million at the end of the same period in fiscal 2009. Our cash flows from operating, investing and financing activities for the 26 weeks ended July 4, 2010 and June 28, 2009 were as follows:

	26 Weeks Ended
	July 4,	June 28,
	2010	2009
	(In thousands)

Net cash provided by (used in):
Operating activities	$422	$28,534
Investing activities	(4,983)	(2,198)
Financing activities	4,377	(32,043)

Net decrease in cash and cash equivalents	$(184)	$(5,707)

     Operating Activities. Net cash provided by operating activities for the 26 weeks ended July 4, 2010 and June 28, 2009 was $0.4 million and $28.5 million, respectively. The decrease in cash provided by operating activities for the 26 weeks ended July 4, 2010 compared to the same period last year primarily reflects higher funding of merchandise inventory purchases along with reduced accounts payable leverage, due in part to the timing of inventory receipts and payments, and a smaller reduction in accounts receivable, partially offset by the favorable impact of higher net income. Our increase in inventory purchasing during the first half of this year over the first half of last year primarily reflected an anticipated improvement in business conditions, increased availability of certain products this year, opportunistic buying and bringing in seasonal product earlier to avoid potential delivery delays.
     Investing Activities. Net cash used in investing activities for the 26 weeks ended July 4, 2010 and June 28, 2009 was $5.0 million and $2.2 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods. This increase was primarily attributable to the resumption in store expansion activity, after a slowdown in fiscal

2009 due to the economic recession, and a corresponding increase in new store capital expenditures.
     Financing Activities. Net cash provided by financing activities for the 26 weeks ended July 4, 2010 was $4.4 million and net cash used in financing activities for the 26 weeks ended June 28, 2009 was $32.0 million. For the 26 weeks ended July 4, 2010, cash was provided primarily from increased borrowings under our revolving credit facility, offset by cash used to pay dividends. For the 26 weeks ended June 28, 2009, cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends.
     As of July 4, 2010, we had revolving credit borrowings of $64.1 million and letter of credit commitments of $3.4 million outstanding under our financing agreement. These balances compare to revolving credit borrowings of $55.0 million and letter of credit commitments of $2.7 million outstanding as of January 3, 2010 and revolving credit borrowings of $72.6 million and letter of credit commitments of $3.2 million outstanding as of June 28, 2009. As of July 4, 2010, our revolving credit borrowings increased by 16.5% from the end of fiscal 2009 due primarily to funding of merchandise inventory purchases to replenish inventory levels following the year-end holiday selling season and the resumption of our store expansion.
     Financing Agreement. Our financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended, originally provided for a line of credit up to $175.0 million. In the second quarter of fiscal 2010, we elected to permanently reduce the line of credit available under our existing financing agreement to $140.0 million as a cost saving measure. The initial termination date of the revolving credit facility is March 20, 2011 (subject to annual extensions thereafter). The revolving credit facility may be terminated by the lenders by giving at least 90 days prior written notice before any anniversary date, commencing with its anniversary date on March 20, 2011. We may terminate the revolving credit facility by giving at least 30 days prior written notice, provided that if we terminate prior to March 20, 2011, we are subject to an early termination fee under the terms of the financing agreement, which is not expected to be material. Unless it is terminated, the revolving credit facility will continue on an annual basis from anniversary date to anniversary date beginning on March 21, 2011.
     Under the revolving credit facility, our maximum eligible borrowing capacity is limited to 72.60% of the aggregate value of eligible inventory during October, November and December and 66.90% during the remainder of the year. An annual fee of 0.325%, payable monthly, is assessed on the unused portion of the revolving credit facility. As of July 4, 2010 and January 3, 2010, our total remaining borrowing capacity under the revolving credit facility, after subtracting letters of credit, was $72.5 million and $94.3 million, respectively.
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
     During the second half of fiscal 2010, we intend to negotiate a new revolving credit financing agreement to replace our existing financing agreement which has an initial termination date of March 20, 2011. We expect that the interest rate on our borrowings and amortization associated with financing fees will be higher in fiscal 2011 as a result of entering into a new financing agreement. Under our existing financing agreement, the LIBOR borrowing base option includes an interest rate range of LIBOR plus 1.00% to 1.50%. Based on current market conditions, under a new revolving credit financing agreement the interest rate range is expected to increase by approximately 100 basis points. Because our existing financing agreement terminates on March 20, 2011, as of July 4, 2010 our outstanding debt associated with this agreement was classified as a current liability.
     Future Capital Requirements. We had cash on hand of $5.6 million at July 4, 2010. We expect capital expenditures for the second half of fiscal 2010, excluding non-cash property and equipment acquisitions, to range from approximately $9.0 million to $12.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. As a result of the economic recession, we slowed our store expansion efforts substantially in fiscal 2009 by opening only three net new stores. We anticipate opening between 10 and 15 net new stores in fiscal 2010.

     During fiscal 2009 and for the first half of fiscal 2010, the Company paid quarterly cash dividends of $0.05 per share of outstanding common stock. In the third quarter of fiscal 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on September 15, 2010 to stockholders of record as of September 1, 2010.
     As of July 4, 2010, a total of $14.2 million remained available for share repurchases under our share repurchase program. We did not make any share repurchases in fiscal 2009 or the first half of fiscal 2010 due to the economic recession and expect limited, if any, share repurchases in fiscal 2010.
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
     Issued and outstanding letters of credit were $3.4 million at July 4, 2010, and were related primarily to importing merchandise and funding insurance program liabilities.
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
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010, is a discussion of our future obligations and commitments as of January 3, 2010. In the 26 weeks ended July 4, 2010, our revolving credit borrowings increased by 16.5% from the end of fiscal 2009, due primarily to funding of merchandise inventory purchases to replenish inventory levels following the year-end holiday selling season and the resumption of our store expansion. We entered into new operating lease agreements in relation to our business operations during the 26 weeks ended July 4, 2010, but do not believe that these operating leases would materially change our contractual obligations or commitments presented as of January 3, 2010.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010, we consider our estimates on inventory valuation, impairment of long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 4, 2010.
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
     In the first half of fiscal 2009, we experienced increasing inflation in the purchase cost of certain products, while during the last half of fiscal 2009 the trend of inflation in product purchase costs generally appeared to stabilize. In the first half of fiscal 2010, the impact of inflation was minimal, although there appears to be increasing inflationary cost pressure in the second half of this year. If we are unable to adjust our merchandise selling prices to cover purchase cost increases then our merchandise margins will decline, which could adversely impact our operating results.
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
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our revolving credit facility is based on variable rates. We enter into borrowings under our revolving credit facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness, either LIBOR or the JP Morgan Chase Bank prime rate. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the LIBOR or JP Morgan Chase Bank prime rate was to change 1.0% as compared to the rate at July 4, 2010, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of our borrowings under our revolving credit facility at July 4, 2010.

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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended July 4, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement and scheduled a hearing for December 10, 2010, to consider final approval of the settlement. Under the terms of the settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement were reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and any required change in the Company’s labor practices, as well as the costs of defending this litigation, could have a negative impact on the Company’s results of operations.
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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: August 6, 2010	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)