Form 10-Q
period 2010-10-03
BIG 5 SPORTING GOODS CORP
filed 2010-11-03
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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
     There were 21,819,662 shares of common stock, with a par value of $0.01 per share outstanding as of October 29, 2010.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 3,	January 3,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$4,140	$5,765
Accounts receivable, net of allowances of $93 and $223, respectively	8,628	13,398
Merchandise inventories, net	251,310	230,911
Prepaid expenses	10,336	9,683
Deferred income taxes	8,330	7,723

Total current assets	282,744	267,480

Property and equipment, net	79,976	81,817
Deferred income taxes	13,697	11,327
Other assets, net of accumulated amortization of $0 and $346, respectively	1,491	1,065
Goodwill	4,433	4,433

Total assets	$382,341	$366,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,817	$85,721
Accrued expenses	54,388	59,314
Current portion of capital lease obligations	2,060	1,904

Total current liabilities	147,265	146,939

Deferred rent, less current portion	24,092	23,832
Capital lease obligations, less current portion	1,886	2,278
Long-term revolving credit borrowings	55,228	54,955
Other long-term liabilities	6,538	6,257

Total liabilities	235,009	234,261

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,299,657 and 23,050,061 shares, respectively; outstanding 21,816,362 and 21,566,766 shares, respectively	233	230
Additional paid-in capital	97,379	95,259
Retained earnings	71,086	57,738
Less: Treasury stock, at cost; 1,483,295 shares	(21,366)	(21,366)

Total stockholders’ equity	147,332	131,861

Total liabilities and stockholders’ equity	$382,341	$366,122

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Net sales	$231,753	$231,582	$670,102	$657,913

Cost of sales	154,337	153,073	448,170	441,002

Gross profit	77,416	78,509	221,932	216,911

Selling and administrative expense	66,301	65,327	194,366	190,194

Operating income	11,115	13,182	27,566	26,717

Interest expense	603	562	1,370	1,883

Income before income taxes	10,512	12,620	26,196	24,834

Income taxes	3,689	4,609	9,588	9,409

Net income	$6,823	$8,011	$16,608	$15,425

Earnings per share:
Basic	$0.32	$0.37	$0.77	$0.72

Diluted	$0.31	$0.37	$0.76	$0.72

Dividends per share	$0.05	$0.05	$0.15	$0.15

Weighted-average shares of common stock outstanding:
Basic	21,580	21,435	21,539	21,426

Diluted	21,845	21,747	21,873	21,545

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39 Weeks Ended
	October 3,	September 27,
	2010	2009

Cash flows from operating activities:
Net income	$16,608	$15,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,975	14,417
Share-based compensation	1,333	1,589
Excess tax benefit related to share-based awards	(294)	—
Amortization of debt issuance costs	66	40
Deferred income taxes	(2,977)	(3,305)
Loss (gain) on disposal of property and equipment	18	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	4,770	9,991
Merchandise inventories, net	(20,399)	569
Prepaid expenses and other assets	(693)	694
Accounts payable	6,746	4,701
Accrued expenses and other long-term liabilities	(6,506)	3,330

Net cash provided by operating activities	12,647	47,392

Cash flows from investing activities:
Purchases of property and equipment	(8,603)	(3,169)
Proceeds from disposal of property and equipment	4	—

Net cash used in investing activities	(8,599)	(3,169)

Cash flows from financing activities:
Net payments under revolving credit facility and book overdraft	(1,593)	(44,446)
Debt issuance costs	(102)	—
Principal payments under capital lease obligations	(1,524)	(1,758)
Proceeds from exercise of stock options	641	95
Excess tax benefit related to share-based awards	294	—
Tax withholding payments for share-based compensation	(143)	(47)
Dividends paid	(3,246)	(3,222)

Net cash used in financing activities	(5,673)	(49,378)

Net decrease in cash and cash equivalents	(1,625)	(5,155)
Cash and cash equivalents at beginning of period	5,765	9,058

Cash and cash equivalents at end of period	$4,140	$3,903

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,310	$1,837

Property and equipment purchases accrued	$2,557	$787

Stock awards vested and issued to employees	$456	$182

Debt issuance costs accrued	$350	$—

Supplemental disclosures of cash flow information:
Interest paid	$1,114	$2,007

Income taxes paid	$10,618	$674

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 391 stores in 12 states at October 3, 2010. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
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
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2010 is comprised of 52 weeks and ends on January 2, 2011. Fiscal year 2009 was comprised of 53 weeks and ended on January 3, 2010. The four quarters of fiscal 2010 are each comprised of 13 weeks, while the first three quarters of fiscal 2009 were each comprised of 13 weeks, and the fourth quarter of fiscal 2009 was comprised of 14 weeks.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Recently Issued Accounting Updates
     There have been no recently issued accounting updates that had a material impact on the Company’s Interim Financial Statements for the period ended October 3, 2010.
Use of Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, and goodwill; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based compensation awards; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.
Revenue Recognition
     The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2010). The Company recognized approximately $107,000 and $323,000 in gift card breakage revenue for the 13 weeks and 39 weeks ended October 3, 2010, respectively, compared to approximately $113,000 and $344,000 for the 13 weeks and 39 weeks ended September 27, 2009, respectively.
     The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.
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

(4)	Accrued Expenses
     Accrued expenses consist of the following:

	October 3,	January 3,
	2010	2010
	(In thousands)

Payroll and related expense	$17,506	$18,472
Occupancy costs	8,982	7,634
Sales tax	7,359	10,379
Advertising	4,095	6,202
Other	16,446	16,627

Accrued expenses	$54,388	$59,314

(5)	Revolving Credit Borrowings
     The Company’s prior financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended (the “Prior Financing Agreement”, which was terminated and replaced on October 18, 2010 as discussed below), originally provided for a line of credit up to $175.0 million. In the second quarter of fiscal 2010, the Company permanently reduced the line of credit available under the Prior Financing Agreement to $140.0 million. The Prior Financing Agreement had an initial termination date of March 20, 2011.
     On October 18, 2010, the Company entered into a new credit agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders. The New Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company used proceeds from its initial borrowing under the New Credit Agreement to repay all of its outstanding indebtedness under the Prior Financing Agreement at which time the Prior Financing Agreement was terminated.
     The Company may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as described above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The “Borrowing Base” generally is comprised of the sum, at the time of calculation of (a) 90.00% of eligible credit card accounts receivable; plus (b)(i) during the period of September 15 through December 15 of each year, the cost of eligible inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); and (ii) at all other times, the cost of eligible inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million, minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.
     Generally, the Company may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, the applicable interest rate will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”).

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”.
     The applicable margin shall be as set forth for Level II in the table below from October 18, 2010 through January 2, 2011. Thereafter, the applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

		LIBO Rate	Base Rate
	Average Daily Excess	Applicable	Applicable
Level	Availability	Margin	Margin

I	Greater than 50% of the Loan Cap	2.00%	1.00%
II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%

     Obligations under the New Credit Agreement are secured by a general lien and perfected security interest in substantially all of the Company’s assets, including accounts receivable, documents, equipment, general intangibles and inventory.
     In connection with the termination of the Prior Financing Agreement, the Company recorded in interest expense a one-time early termination fee and wrote off the remaining deferred

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
debt issuance costs totaling $0.3 million. The Company also capitalized $0.5 million of debt issuance costs associated with the New Credit Agreement into other assets as of October 3, 2010.
     The Company classified its revolving credit borrowings as long-term as of October 3, 2010 in accordance with ASC 470, Debt, as such borrowings were refinanced on a long-term basis under the New Credit Agreement. Long-term revolving credit borrowings were $55.2 million and $55.0 million as of October 3, 2010, and January 3, 2010, respectively, and total remaining borrowing availability under the Prior Financing Agreement, after subtracting letters of credit, was $84.0 million and $94.3 million as of October 3, 2010 and January 3, 2010, respectively.

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
     The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for tax years 2007 and after, and state and local income tax returns are open for tax years 2005 and after.
     At October 3, 2010 and January 3, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At October 3, 2010 and January 3, 2010, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(7)	Share-based Compensation
     At its discretion, the Company grants share option awards or nonvested share awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”) and accounts for its share-based compensation in accordance with ASC 718. The Company recognized approximately $0.4 million and $1.3 million in share-based compensation expense, including share option awards and nonvested share awards, for the 13 weeks and 39 weeks ended October 3, 2010, respectively, compared to $0.6 million and $1.6 million for the 13 weeks and 39 weeks ended September 27, 2009, respectively.
Share Option Awards
     Share option awards granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 39 weeks ended October 3, 2010, the Company granted 12,000 share option awards. The weighted-average grant-date fair value per option for share option awards granted in the 39 weeks ended October 3, 2010 and September 27, 2009 was $6.26 and $1.92, respectively.
     The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010*	2009*	2010	2009

Risk-free interest rate	—	—	2.4%	2.3%
Expected term	—	—	6.50 years	6.50 years
Expected volatility	—	—	55.2%	55.2%
Expected dividend yield	—	—	1.54%	4.07%

*	No share options were granted during the 13 weeks ended October 3, 2010 and September 27, 2009.
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
     As of October 3, 2010, there was $1.1 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 2.1 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Nonvested Share Awards
     In the 39 weeks ended October 3, 2010, the Company granted 172,000 nonvested share awards. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 39 weeks ended October 3, 2010 was $15.52.
     The following table details the Company’s nonvested share awards activity for the 39 weeks ended October 3, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at January 3, 2010	92,925	$8.60
Granted	172,000	15.52
Vested	(29,875)	8.45
Forfeited	(1,000)	11.81

Balance at October 3, 2010	234,050	$13.69

     The weighted-average grant-date fair value of nonvested share awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above.
     Nonvested share awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year.
     As of October 3, 2010, there was $2.6 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over a weighted-average period of 3.0 years.
     To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 39 weeks ended October 3, 2010, the Company withheld 9,104 common shares with a total value of $143,000. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income	$6,823	$8,011	$16,608	$15,425

Weighted-average shares of common stock outstanding:
Basic	21,580	21,435	21,539	21,426
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	265	312	334	119

Diluted	21,845	21,747	21,873	21,545

Basic earnings per share	$0.32	$0.37	$0.77	$0.72

Diluted earnings per share	$0.31	$0.37	$0.76	$0.72

     The computation of diluted earnings per share for the 13 weeks ended October 3, 2010, the 39 weeks ended October 3, 2010, the 13 weeks ended September 27, 2009 and the 39 weeks ended September 27, 2009 does not include share option awards in the amounts of 922,948, 892,575, 896,342 and 1,391,737, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.
     The computation of diluted earnings per share for the 13 weeks ended October 3, 2010, the 39 weeks ended October 3, 2010 and the 39 weeks ended September 27, 2009 does not include nonvested share awards in the amounts of 159,610, 244 and 4,879 shares that were outstanding and antidilutive. No nonvested share awards were antidilutive for the 13 weeks ended September 27, 2009.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The Company did not repurchase any shares of its common stock in fiscal 2009 or the first three quarters of fiscal 2010. Since the inception of its initial share repurchase program in May 2006 through October 3, 2010, the Company has repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under the current share repurchase program.

(9)	Commitments and Contingencies
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement and scheduled a hearing for December 10, 2010, to consider final approval of the settlement. Under the terms of the settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement have been reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation, the costs of defending it and any required change in the Company’s labor practices could have a material negative impact on the Company’s results of operations and financial condition.
     On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash racquets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. On September 1, 2010, the plaintiff and the Company engaged in mediation in an effort to negotiate a settlement agreement, but the mediation adjourned without a settlement. Any settlement agreement would be subject to court approval. On September 24, 2010, the Company filed with the court an Opposition to Plaintiff’s Motion for Class Certification. Currently the court is scheduled to conduct a hearing regarding plaintiff’s Motion for Class Certification on November 30, 2010, and a trial on the merits of plaintiff’s claims on February 18, 2011. If the plaintiff and the Company are unable to negotiate a settlement agreement, the Company intends to defend the lawsuit vigorously. Because this dispute remains in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to evaluate the likelihood of a settlement or an unfavorable outcome in this case or to estimate a range of potential loss in the event of a settlement or an unfavorable outcome in this case at the present time. If settled or resolved unfavorably to the Company, this litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s financial position, results of operations or liquidity.

(10)	Subsequent Event
     In the fourth quarter of fiscal 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 15, 2010 to stockholders of record as of December 1, 2010.
     On October 18, 2010, the Company entered into a new credit agreement, as described more fully in Note 5 of these Interim Financial Statements, as well as in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report on Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of October 3, 2010 and the related condensed consolidated statements of operations for the 13 week and 39 week periods ended October 3, 2010 and September 27, 2009, and of cash flows for the 39 week periods ended October 3, 2010 and September 27, 2009. These interim financial statements are the responsibility of the Corporation’s management.
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
November 3, 2010

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
Overview
     We are a leading sporting goods retailer in the western United States, operating 391 stores in 12 states under the name “Big 5 Sporting Goods” at October 3, 2010. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and in-line skating.
Executive Summary
     Our operating results for the third quarter of fiscal 2010 and the third quarter of fiscal 2009 reflect a difficult environment for retailers resulting from the economic recession and uncertainty in the financial sector. If measures implemented by the federal and state governments or private sector spending fail to stimulate a prolonged economic recovery, this economic recession could continue, which may continue to impact our operating results.
•
Net sales for the third quarter of fiscal 2010 increased 0.1% to $231.8 million compared to $231.6 million for the third quarter of fiscal 2009. The net sales comparison to the prior year was negatively impacted by a calendar shift as we transition to a 52-week fiscal year in 2010 from a 53-week fiscal year in 2009. This calendar shift resulted in net sales for a higher volume sales week leading up to the Fourth of July holiday being included in the second quarter of fiscal 2010, while net sales for this period were included in the third quarter of fiscal 2009. This period was replaced in the third quarter of fiscal 2010 by a lower volume sales week which was included in net sales in the fourth quarter of fiscal 2009.

•
Same store sales increased 2.0% in the 13 weeks ended October 3, 2010 versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•
Net income for the third quarter of fiscal 2010 decreased 15.0% to $6.8 million, or $0.31 per diluted share, compared to $8.0 million, or $0.37 per diluted share, for the third quarter of fiscal 2009. The decrease in net income primarily reflected lower merchandise margins and the deleveraging of selling and administrative expense due in part to the impact of the calendar shift, as discussed under net sales above.

•
Gross profit as a percentage of net sales for the third quarter of fiscal 2010 decreased by approximately 50 basis points to 33.4% compared to the third quarter of fiscal 2009, primarily as a result of lower merchandise margins and higher store occupancy costs as a percentage of net sales due in part to the impact of the calendar shift, as discussed under net sales above.

•
Selling and administrative expense for the third quarter of fiscal 2010 increased 1.5% to $66.3 million, or 28.6% of net sales, compared to $65.3 million, or 28.2% of net sales, for the third quarter of fiscal 2009. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings. Selling and administrative expense as a percentage of net sales was also negatively impacted by the calendar shift, as discussed under net sales above.

•
Operating income for the third quarter of fiscal 2010 decreased 15.9% to $11.1 million, or 4.8% of net sales, compared to $13.2 million, or 5.7% of net sales, for the third quarter of fiscal 2009. The lower operating income primarily reflects a lower gross margin percentage and higher selling and administrative expense and occupancy costs as a percentage of net sales, due in part to the impact of the calendar shift, as discussed under net sales above.

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended October 3, 2010 Compared to 13 Weeks Ended September 27, 2009
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	October 3, 2010		September 27, 2009
		(In thousands, except percentages)

Net sales	$231,753	100.0%	$231,582	100.0%
Cost of sales (1)	154,337	66.6	153,073	66.1

Gross profit	77,416	33.4	78,509	33.9
Selling and administrative expense (2)	66,301	28.6	65,327	28.2

Operating income	11,115	4.8	13,182	5.7
Interest expense	603	0.3	562	0.2

Income before income taxes	10,512	4.5	12,620	5.5
Income taxes	3,689	1.6	4,609	2.0

Net income	$6,823	2.9%	$8,011	3.5%

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

     Net Sales. Net sales increased by $0.2 million, or 0.1%, to $231.8 million in the 13 weeks ended October 3, 2010 from $231.6 million in the third quarter last year. The change in net sales reflected the following:
•	New store sales increased, reflecting the opening of nine new stores, net of relocations, since June 28, 2009.

•
Same store sales increased 2.0% in the 13 weeks ended October 3, 2010 versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•	Customer traffic into our retail stores increased for the 13 weeks ended October 3, 2010 versus the comparable 13-week period in the prior year.

•
Net sales for the third quarter of fiscal 2010 compared to the prior year reflected a negative effect of approximately $7.3 million related to a calendar shift, as we transition to a 52-week fiscal year in 2010 from a 53-week fiscal year in 2009. This calendar shift resulted in net sales for a higher volume sales week leading up to the Fourth of July holiday being included in the second quarter of fiscal 2010, while net sales for this period were included in the third quarter of fiscal 2009. This period was replaced in the third quarter of fiscal 2010 by a lower volume sales week which was included in net sales in the fourth quarter of fiscal 2009.

     Store count at October 3, 2010 was 391 versus 382 at September 27, 2009. We opened three new stores in the 13 weeks ended October 3, 2010, while we did not open any new stores in the 13 weeks ended September 27, 2009. We expect to open 11 new stores and four relocations in fiscal 2010. Of the four relocations, we closed one store in fiscal 2010 and expect to close the three remaining stores relocated in fiscal 2010 in early fiscal 2011.
     Gross Profit. Gross profit decreased by $1.1 million, or 1.4%, to $77.4 million, or 33.4% of net sales, in the 13 weeks ended October 3, 2010 from $78.5 million, or 33.9% of net sales, in the 13 weeks ended September 27, 2009. The change in gross profit was primarily attributable to the following:
•
Merchandise margins, which exclude buying, occupancy and distribution costs, decreased approximately 50 basis points versus the third quarter last year, primarily reflecting shifts in product sales mix.

•	Store occupancy costs increased by $0.5 million year over year, primarily reflecting the expense for new stores.

•	Distribution costs, including costs capitalized into inventory, decreased $1.1 million, or 9.8%, compared to the same period last year.

•	Gross profit was also negatively impacted by the calendar shift, as discussed under Net Sales above.
     Selling and Administrative Expense. Selling and administrative expense increased by $1.0 million to $66.3 million, or 28.6% of net sales, in the 13 weeks ended October 3, 2010 from $65.3 million, or 28.2% of net sales, in the same period last year. The increase in selling and administrative expense compared to the prior year was largely attributable to an increase in store-related expense, excluding occupancy, of $1.4 million due mainly to higher labor and operating costs to support the increase in store count, partially offset by a decline in advertising and administrative support expense. Selling and administrative expense as a percentage of net sales was also negatively impacted by the calendar shift, as discussed under Net Sales above.
     Interest Expense. Interest expense remained relatively unchanged at $0.6 million in the 13 weeks ended October 3, 2010 compared to the same period last year. Interest expense on our borrowings decreased $0.2 million in the 13 weeks ended October 3, 2010 compared to the same period last year. This decrease was due to a reduction in average debt levels of approximately $22.2 million to $51.8 million in the third quarter of fiscal 2010 from $74.0 million in the third quarter last year, combined with a reduction in average interest rates of approximately 20 basis points to 1.9% in the third quarter of fiscal 2010 from 2.1% in the same period last year. Interest expense in the 13 weeks ended October 3, 2010 also reflects a one-time early termination fee and the write off of the remaining deferred debt issuance costs of $0.3 million associated with the termination of our prior financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders as discussed in the Financing Agreement section of Liquidity and Capital Resources below.
     Income Taxes. The provision for income taxes was $3.7 million for the 13 weeks ended October 3, 2010 and $4.6 million for the 13 weeks ended September 27, 2009. Our effective tax rate was 35.1% for the third quarter of fiscal 2010 compared with 36.5% for the third quarter of fiscal 2009. Our lower effective tax rate for the third quarter of fiscal 2010 compared to the same period last year primarily reflects an increased benefit from income tax credits taken in the third quarter of fiscal 2010.
     39 Weeks Ended October 3, 2010 Compared to 39 Weeks Ended September 27, 2009
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	October 3, 2010		September 27, 2009
	(In thousands, except percentages)

Net sales	$670,102	100.0%	$657,913	100.0%
Cost of sales (1)	448,170	66.9	441,002	67.0

Gross profit	221,932	33.1	216,911	33.0
Selling and administrative expense (2)	194,366	29.0	190,194	28.9

Operating income	27,566	4.1	26,717	4.1
Interest expense	1,370	0.2	1,883	0.3

Income before income taxes	26,196	3.9	24,834	3.8
Income taxes	9,588	1.4	9,409	1.4

Net income	$16,608	2.5%	$15,425	2.4%

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

     Net Sales. Net sales increased by $12.2 million, or 1.9%, to $670.1 million in the 39 weeks ended October 3, 2010 from $657.9 million in the 39 weeks ended September 27, 2009. The increase in net sales was primarily attributable to the following:
•	New store sales increased, reflecting the opening of ten new stores, net of relocations, since December 28, 2008.

•
Same store sales increased 1.3% in the 39 weeks ended October 3, 2010 versus the comparable 39-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable year-to-date reporting periods for year-to-date comparisons.

•	Customer traffic into our retail stores increased for the 39 weeks ended October 3, 2010 when compared with the 39 weeks ended September 27, 2009.
     Store count at October 3, 2010 was 391 versus 382 at September 27, 2009. We opened seven new stores, net of relocations, in the 39 weeks ended October 3, 2010, while we opened one new store in the 39 weeks ended September 27, 2009. We expect to open 11 new stores and four relocations in fiscal 2010. Of the four relocations, we closed one store in fiscal 2010 and expect to close the three remaining stores relocated in fiscal 2010 in early fiscal 2011.
     Gross Profit. Gross profit increased by $5.0 million, or 2.3%, to $221.9 million, or 33.1% of net sales, in the 39 weeks ended October 3, 2010 from $216.9 million, or 33.0% of net sales, in the 39 weeks ended September 27, 2009. The change in gross profit was primarily attributable to the following:
•	Net sales increased by $12.2 million in the 39 weeks ended October 3, 2010 compared to the 39 weeks ended September 27, 2009.

•
Distribution costs, including costs capitalized into inventory, decreased $2.3 million compared to the same period last year. Distribution costs as a percentage of net sales decreased approximately 40 basis points year over year.

•	Store occupancy costs increased by $1.8 million, or approximately 10 basis points, year over year, primarily reflecting the expense for new stores.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, decreased approximately ten basis points year over year, primarily reflecting shifts in product sales mix.
     Selling and Administrative Expense. Selling and administrative expense increased by $4.2 million to $194.4 million, or 29.0% of net sales, in the 39 weeks ended October 3, 2010 from $190.2 million, or 28.9% of net sales, in the same period last year. The increase in selling and administrative expense compared to the same period last year was largely attributable to an increase in store-related expense, excluding occupancy, of $4.2 million due mainly to higher labor and operating costs to support the increase in store count.
     Interest Expense. Interest expense decreased by $0.5 million, or 27.2%, to $1.4 million in the 39 weeks ended October 3, 2010 from $1.9 million in the same period last year. This decrease was due to a reduction in average debt levels of approximately $26.1 million to $55.1 million in the 39 weeks ended October 3, 2010 from $81.2 million in the same period last year, combined with a reduction in average interest rates of approximately 50 basis points to 1.7% in the 39 weeks ended October 3, 2010 from 2.2% in the same period last year. Interest expense in the 39 weeks ended October 3, 2010 reflects a one-time early termination fee and the write off of the remaining deferred debt issuance costs of $0.3 million associated with the termination of our prior financing agreement with CIT as discussed in the Financing Agreement section of Liquidity and Capital Resources below.
     Income Taxes. The provision for income taxes was $9.6 million for the 39 weeks ended October 3, 2010 and $9.4 million for the 39 weeks ended September 27, 2009, primarily reflecting our higher pre-tax income. Our effective tax rate was 36.6% for the 39 weeks ended October 3, 2010 compared with 37.9% for the 39 weeks ended September 27, 2009. Our lower effective tax rate for the 39 weeks ended October 3, 2010 compared to the same period last year primarily reflects an increased benefit from income tax credits taken in fiscal 2010.
Liquidity and Capital Resources
     Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility. On October 18, 2010, we replaced our Prior Financing Agreement (as defined in the Financing Agreement section below). We believe our cash on hand, future funds from operations and borrowings from our Credit Facility (as defined in the Financing Agreement section below) will be sufficient to fund our cash requirements for at least the next 12 months. There is no assurance, however, that we will be able to generate sufficient cash flows from operations or maintain our ability to borrow under our Credit Facility (as defined in the Financing Agreement section below).
     We ended the 39 weeks ended October 3, 2010 with $4.1 million of cash and cash equivalents compared with $3.9 million at the end of the same period in fiscal 2009. Our cash flows from operating, investing and financing activities for the 39 weeks ended October 3, 2010 and September 27, 2009 were as follows:

	39 Weeks Ended
	October 3,	September 27,
	2010	2009
	(In thousands)

Net cash provided by (used in):
Operating activities	$12,647	$47,392
Investing activities	(8,599)	(3,169)
Financing activities	(5,673)	(49,378)

Net decrease in cash and cash equivalents	$(1,625)	$(5,155)

     Operating Activities. Net cash provided by operating activities for the 39 weeks ended October 3, 2010 and September 27, 2009 was $12.6 million and $47.4 million, respectively. The decrease in cash provided by operating activities for the 39 weeks ended October 3, 2010 compared to the same period last year primarily reflects increased merchandise inventory purchases along with increased funding of accrued expenses and a smaller reduction in accounts receivable. Our increase in inventory purchasing year-to-date during fiscal 2010 compared with fiscal 2009 primarily reflected an anticipated improvement in business conditions, increased availability of certain products this year, opportunistic buying, bringing in seasonal product earlier to avoid potential delivery delays and the one-week calendar shift, as described in the Results of Operations section above, that resulted in the fiscal 2010 third quarter ending one week closer to the holiday selling season.
     Investing Activities. Net cash used in investing activities for the 39 weeks ended October 3, 2010 and September 27, 2009 was $8.6 million and $3.2 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods. This increase was primarily attributable to the resumption in store expansion activity, after a slowdown in fiscal 2009 due to the economic recession, and a corresponding increase in new store capital expenditures.
     Financing Activities. Net cash used in financing activities for the 39 weeks ended October 3, 2010 and September 27, 2009 was $5.7 million and $49.4 million. For both periods, cash was used primarily to pay dividends and pay down our revolving credit borrowings. The lower paydown of our revolving credit borrowings in fiscal 2010 compared with fiscal 2009 primarily reflects this year’s increased funding of inventory purchases along with the resumption of our new store expansion program after scaling back such investments in fiscal 2009 in response to the recession.
     As of October 3, 2010, we had revolving credit borrowings of $55.2 million and letter of credit commitments of $0.8 million outstanding. These balances compare to revolving credit borrowings of $55.0 million and letter of credit commitments of $2.7 million outstanding as of January 3, 2010 and revolving credit borrowings of $59.7 million and letter of credit commitments of $4.6 million outstanding as of September 27, 2009.
     Financing Agreement. As of October 3, 2010, we had a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended (the “Prior Financing Agreement”, which was terminated and replaced on October 18, 2010 as discussed below), which originally provided for a line of credit up to $175.0 million that was permanently reduced to $140.0 million in the second quarter of fiscal 2010. The initial termination date of the Prior Financing Agreement was March 20, 2011. The Prior Financing Agreement provided for interest at various rates based on our overall borrowings, with a floor of the LIBO rate plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of the LIBO rate plus 1.50% or the JP Morgan Chase Bank prime lending rate. An annual fee of 0.325%, payable monthly, was assessed on the unused portion of the revolving credit facility. As of October 3, 2010 and January 3, 2010, our total remaining borrowing availability under the revolving credit facility, after subtracting letters of credit, was $84.0 million and $94.3 million, respectively.
     On October 18, 2010, we entered into a new credit agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders.
     We borrowed $67.4 million under the New Credit Agreement on October 18, 2010 and used the proceeds from such borrowing to, among other things, repay all of our outstanding indebtedness under the Prior Financing Agreement with CIT, at which time the Prior Financing Agreement was terminated.
     The New Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the New Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans.
     We may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as described above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The “Borrowing Base” generally is comprised of the sum, at the time of calculation of (a) 90.00% of our eligible credit card accounts receivable; plus (b)(i) during the period of September 15 through December 15 of each year, the cost of our eligible inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); and (ii) at all other times, the cost of our eligible inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of our eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of our eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million, minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.
     Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, the applicable interest rate will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”).
     Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”.

     The applicable margin shall be as set forth for Level II in the table below from October 18, 2010 through January 2, 2011. Thereafter, the applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

		LIBO Rate	Base Rate
	Average Daily Excess	Applicable	Applicable
Level	Availability	Margin	Margin

I	Greater than 50% of the Loan Cap	2.00%	1.00%
II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%

     If any amount payable under the Credit Facility is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration or otherwise, such amount shall thereafter generally bear interest at a default rate equal to the interest rate otherwise applicable plus 2.00% per annum. So long as any other event of default exists, the lenders have the right to raise the applicable interest rate on all outstanding amounts to the above described default rate.
     An annual commitment fee of 0.375% per annum, payable quarterly in arrears, is assessed on the unused portion of the Credit Facility, if Average Daily Excess Availability for the preceding fiscal quarter is less than or equal to 50.00% of the commitments under the Credit Facility. An annual commitment fee of 0.50% per annum, payable quarterly in arrears, is assessed on the unused portion of the Credit Facility, if the Average Daily Excess Availability for the preceding fiscal quarter is greater than 50.00% of the commitments under the Credit Facility.
     All amounts outstanding under the Credit Facility will mature and become due on October 18, 2014. We may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBO rate loans. The commitments under the Credit Facility may be irrevocably reduced or terminated by us at any time without premium or penalty.
     If at any time the aggregate amount of the loans outstanding under the Credit Facility, together with letters of credit, exceeds the Loan Cap as of that date, then we must immediately repay loans and, if necessary thereafter, cash collateralize letters of credit in an aggregate amount equal to such excess.
     Our New Credit Agreement contains covenants that limit our ability to, among other things: incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments.

     In addition, if at any time the excess of the Loan Cap over amounts outstanding under the Credit Facility (the “Excess Availability”) falls below 12.50% of the Loan Cap, we must maintain a minimum consolidated fixed charge coverage ratio (as defined in the New Credit Agreement), calculated monthly on a trailing twelve months basis, of not less than 1.0:1.0, until such time as Excess Availability has equaled or exceeded 12.50% of the Loan Cap at all times for 60 consecutive calendar days.
     We may declare or pay cash dividends or repurchase stock only if (i) no default or event of default then exists or would arise from such dividend or repurchase of stock, (ii) after giving effect to such payment, Adjusted Excess Availability (an amount equal to the Borrowing Base minus the outstanding amount of Loans and Letters of Credit) on a pro forma basis is projected to be equal to or greater than $30.0 million for the immediately following 90 days, (iii) after giving effect to such payment, Excess Availability on a pro forma basis is projected to be equal to or greater than $10.0 million for the immediately following 90 days, and (iv) after giving effect to such payment, the consolidated fixed charge coverage ratio on a pro forma basis for the immediately preceding 12 fiscal months is greater than 1.0:1.0.
     The New Credit Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the Credit Facility, failure to pay any interest or other amounts under the Credit Facility for five days after becoming due, failure to comply with certain agreements or covenants contained in the New Credit Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which does or may lead to the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.
     Obligations under the Credit Facility are secured by a general lien and security interest in substantially all of our assets, including accounts receivable, documents, equipment, general intangibles and inventory.
     The New Credit Agreement and certain related documents are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q.
     Future Capital Requirements. We had cash on hand of $4.1 million at October 3, 2010. We expect capital expenditures for the last quarter of fiscal 2010, excluding non-cash property and equipment acquisitions, to range from approximately $6.0 million to $7.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. As a result of the economic recession, we slowed our store expansion efforts substantially in fiscal 2009 by opening only three net new stores. We anticipate opening 14 net new stores in fiscal 2010.
     During fiscal 2009 and for the first three quarters of fiscal 2010, we paid quarterly cash dividends of $0.05 per share of outstanding common stock. In the fourth quarter of fiscal 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 15, 2010 to stockholders of record as of December 1, 2010.

     As of October 3, 2010, a total of $14.2 million remained available for share repurchases under our share repurchase program. We did not make any share repurchases in fiscal 2009 or the first three quarters of fiscal 2010 due to the economic recession and expect limited, if any, share repurchases in fiscal 2010.
     We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our Credit Facility for at least the next 12 months. However, our ability to satisfy such cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flows from operations or maintain our ability to borrow under our Credit Facility.
     If we are unable to generate sufficient cash flows from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our Credit Facility, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.
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
     Issued and outstanding letters of credit were $0.8 million at October 3, 2010, and were related primarily to importing merchandise and funding insurance program liabilities.
     Our material contractual obligations include capital lease obligations, revolving credit borrowings, certain occupancy costs related to our leased properties and other liabilities. Capital lease obligations consist principally of leases for some of our distribution center delivery tractors, management information systems hardware and point-of-sale equipment for our stores. Our revolving credit borrowings fluctuate daily depending on operating, investing and financing cash flows. Occupancy costs include estimated property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal of leasehold improvements for certain stores upon termination of their leases.
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of

our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010, is a discussion of our future obligations and commitments as of January 3, 2010. In the 39 weeks ended October 3, 2010, our revolving credit borrowings remained relatively unchanged from the end of fiscal 2009. As described in the Financing Agreement section of Liquidity and Capital Resources above, on October 18, 2010 we replaced our Prior Financing Agreement which was scheduled to mature on March 11, 2011 with the New Credit Agreement which matures on October 18, 2014. Our annual interest payments would not materially change as originally presented due to the replacement of our financing agreement. We entered into new operating lease agreements in relation to our business operations during the 39 weeks ended October 3, 2010, but do not believe that these operating leases would materially change our contractual obligations or commitments presented as of January 3, 2010.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2010, we consider our estimates on inventory valuation, impairment of long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended October 3, 2010.
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

Recently Issued Accounting Updates
     See Note 2 to Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, disruption in product flow, changes in interest rates, credit availability, higher costs associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K/A and other filings with the Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at October 3, 2010, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at October 3, 2010.

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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended October 3, 2010, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement and scheduled a hearing for December 10, 2010, to consider final approval of the settlement. Under the terms of the settlement, the Company agreed to pay up to a maximum amount of $2.0 million, which includes payments to class members who submit valid and timely claim forms, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency. Under the settlement, in the event that fewer than all class members submit valid and timely claims, the total amount required to be paid by the Company will be reduced, subject to a minimum payment amount calculated in the manner provided in the settlement agreement. The Company’s anticipated total payments pursuant to this settlement have been reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2009. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation, the costs of defending it and any required change in the Company’s labor practices could have a material negative impact on the Company’s results of operations and financial condition.
     On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash racquets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. On September 1, 2010, the plaintiff and the Company engaged in mediation in an effort to negotiate a settlement agreement, but the mediation adjourned without a settlement. Any settlement agreement would be subject to court approval. On September 24, 2010, the Company filed with the court an Opposition to Plaintiff’s Motion for Class Certification. Currently the court is scheduled to conduct a hearing regarding plaintiff’s Motion for Class Certification on November 30, 2010, and a trial on the merits of plaintiff’s claims on February 18, 2011. If the plaintiff and the Company are unable to negotiate a settlement agreement, the Company intends to defend the lawsuit vigorously. Because this dispute remains in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to evaluate the likelihood of a settlement or an unfavorable outcome in this case or to estimate a range of potential loss in the event of a settlement or an unfavorable outcome in this case at the present time. If settled or resolved unfavorably to the Company, this litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s financial position, results of operations or liquidity.
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
10.1
Credit Agreement, dated as of October 18, 2010, among Big 5 Corp., Big 5 Services Corp. and Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and Swingline Lender, the Lenders named therein, and Bank of America, N.A. as Documentation Agent.

10.2	Security Agreement, dated as of October 18, 2010, among Big 5 Corp., Big 5 Services Corp. and Big 5 Sporting Goods Corporation and Wells Fargo Bank, National Association, as Collateral Agent.
10.3
Guaranty, dated as of October 18, 2010, by Big 5 Sporting Goods Corporation in favor of Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders described therein.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 3, 2010	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: November 3, 2010	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)