Form 10-K
period 2011-01-02
BIG 5 SPORTING GOODS CORP
filed 2011-03-02
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $219,753,426 as of July 4, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 4, 2010. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,842,564 shares of common stock outstanding at February 25, 2011.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2011 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

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

General

Big 5 Sporting Goods Corporation (“we”, “our”, “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 398 stores in 12 states under the “Big 5 Sporting Goods” name as of January 2, 2011. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 56-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to one of the most experienced management teams in the sporting goods industry, a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience”, of this Annual Report on Form 10-K. In fiscal 2010, we generated net sales of $896.8 million, operating income of $34.2 million, net income of $20.6 million and diluted earnings per share of $0.94.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 79 stores, an average of approximately 16 new stores annually, of which 65% were outside of California. Uncertainty resulting from the economic recession slowed our store expansion efforts in fiscal 2009, but we resumed our expansion program in fiscal 2010. The following table illustrates the results of our expansion program during the periods indicated:

		Other		Stores	Stores	Number of Stores
Year	California	Markets	Total	Relocated(1)(2)	Closed	at Period End

2006	7	12	19	−	−	343
2007	6	17	23	(3)	−	363
2008	7	12	19	(1)	−	381
2009	1	2	3	−	−	384
2010	7	8	15	(1)	−	398

(1)	All relocated stores referred to in the table above were in California.

(2)	Three stores that were replaced by relocated stores opened in fiscal 2010 are expected to close in fiscal 2011.

Our store format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 40,000 people. Our 11,000 average square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

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

Management Experience

We believe the experience, commitment and tenure of our professional staff drive our strong execution and historical operating performance and give us a substantial competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 2, 2011:

		Average
	Number of	Number of
	Employees	Years With Us

Senior Management	7	29
Vice Presidents	10	22
Buyers	17	21
Store District/Regional Supervisors	42	21
Store Managers	398	10

Merchandising

We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. We offer a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports. We believe we offer consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise.

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

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as fishing rods and golf clubs, as a percentage of net sales:

	Fiscal Year
	2010	2009	2008	2007	2006

Soft goods
Athletic and sport apparel	16.1%	16.3%	17.3%	16.8%	17.1%
Athletic and sport footwear	29.0	29.1	29.2	29.8	29.9

Total soft goods	45.1	45.4	46.5	46.6	47.0
Hard goods	54.9	54.6	53.5	53.4	53.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

We also offer a variety of private label merchandise to complement our branded product offerings, which represents approximately 3% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the opportunity to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, golf equipment, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2013 to 2019. Our licensed trademarks include Avet, Body Glove, Hi-Tec, Maui & Sons, Realm and The Realm. We are currently negotiating to renew one of these licenses. The remaining license agreements are scheduled to expire in 2011 and 2012. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

Through our 56 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to increase net sales by offering a selection of products that meets customer demands while effectively managing inventory levels. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

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

Advertising

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of over 18 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods”.

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

Beginning in fiscal 2010, we established social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Vendor Relationships

We have developed strong vendor relationships over the past 56 years. We currently purchase merchandise from over 750 vendors. In fiscal 2010, only one vendor represented greater than 5% of total purchases, at 6.1%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that report aggregated sales information throughout the day, support merchandise management, inventory receiving and distribution functions and provide pertinent information for financial reporting. The management information systems also include networks that connect all system users to the main host system, electronic mail and other related enterprise applications. The main host system and our stores’ point-of-sale registers are linked by a network that provides managed DSL primary communications with satellite backup for purchasing card (i.e., credit and debit card) authorization and processing, as well as daily polling of sales and merchandise movement at the store level. This wide area network also provides stable communications for the stores to access valuable tools for collaboration, training, workforce management and corporate communications. We believe our management information systems are effectively supporting our current operations and provide a foundation for future growth.

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

Catalog and Internet-based Retailers.  This category consists of numerous retailers that sell a broad array of new and used sporting goods products via catalogs or the Internet. The Internet has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry.

In competing with the retailers discussed above, we focus on what we believe are the primary factors of competition in the sporting goods retail industry, including experienced and knowledgeable personnel; customer service; breadth, depth, price and quality of merchandise offered; advertising; purchasing and pricing policies; effective sales techniques; direct involvement of senior officers in monitoring store operations; management information systems and store location and format.

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

As of January 2, 2011, we had over 8,900 active full and part-time employees, increased from over 8,600 employees as of January 3, 2010. This increase in the number of employees during fiscal 2010 was the result of store growth and increasing headcount consistent with fiscal 2008 levels, following a slowing of store growth and the managed attrition achieved in fiscal 2009. The Miscellaneous Warehousemen Drivers and Helpers, Local Union 986, affiliated with the International Brotherhood of Teamsters, represents approximately 450 hourly employees in our distribution center and select stores. The collective bargaining agreements covering both our distribution center and select store employees expire on August 31, 2012. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

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

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2013, respectively. We have also registered the names Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2013 to 2019. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

ITEM 1A.	RISK FACTORS

An investment in the Company entails risks and uncertainties including those set forth below. You should carefully consider these risk factors when evaluating any investment in the Company. Any of these risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements set forth herein, and could otherwise have a significant adverse impact on our business, prospects, financial condition or results of operations or on the price of our common stock.

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

As discussed in this and prior reports, the consumer environment has been particularly challenging over the last few years. The economic recession has deteriorated the consumer spending environment and reduced consumer income, liquidity, credit and confidence in the economy, and has resulted in substantial reductions in consumer spending. Continued weakness or further deterioration of the consumer spending environment would be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past. Government responses to the disruptions in the financial markets may not restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

Worldwide capital and credit markets experienced nearly unprecedented volatility and disruption in fiscal 2008 and fiscal 2009, which has impacted the ability of several financial institutions to meet their obligations. Based on information available to us, all of the lenders under our revolving credit facility are currently able to fulfill their commitments thereunder. However, circumstances could arise that may impact their ability to fund their obligations in the future. Although we believe the commitments from our lenders under the revolving credit facility, together with our cash and cash equivalents on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Wells Fargo Bank, National Association, our principal lender, or any other lender, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

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

Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. If our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. We currently do not sell our products over the Internet, which has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. If we are unable to compete successfully, our operating results will suffer.

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

Our net and same store sales and results of operations, reported and expected, have fluctuated in the past and will vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. A number of factors, many of which are outside our control, have historically caused and will continue to cause variations in our quarterly net and same store sales and operating results, including changes in consumer demand for our products, competition in our markets, changes in pricing or other actions taken by our competitors, weather conditions in our markets, natural disasters, litigation, political events, government regulation, changes in accounting standards, changes in management’s accounting estimates or assumptions and economic conditions, including those specific to our western markets.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions and unemployment, weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, inclement weather or other localized conditions such as flooding, fires, earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to implement our planned expansion program.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel with longstanding tenure who are not obligated to stay with us. The loss of the services of any of these individuals for any reason could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of employees, and increases in the minimum wage or other employee benefit costs could increase our operating expense. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

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

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2010 we operated approximately 23% more stores than we did at the end of fiscal 2005. In response to the economic recession, we slowed our store expansion program substantially in fiscal 2009, and resumed our expansion efforts in fiscal 2010 in anticipation of an improved economic environment.

Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

•	we may again choose to slow our expansion efforts as a result of challenging conditions in the retail industry and the economic recession overall;

•	we may not be able to find suitable sites available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we may not be able to hire and retain qualified store personnel; and

•	we may not have the financial resources necessary to fund our expansion plans.

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

We purchase merchandise from over 750 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2010, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 35.8% of our total purchases during fiscal 2010. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, we may be unable to obtain sufficient quantities of products to satisfy our requirements or our cost of obtaining products may increase. In addition, to the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States (such as the high lead content found in several products manufactured abroad during the past few years), we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

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

Our costs may change as a result of currency exchange rate fluctuations or inflation in the purchase cost of merchandise manufactured abroad.

We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies, or foreign labor and raw material cost inflation, may affect the costs of goods that we purchase. If the costs of goods that we purchase increase, we may not be able to similarly increase the retail prices of goods that we charge consumers without impacting our sales and our operating profits may suffer.

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our operating results.

We rely upon various means of transportation, including ship and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores. Consequently, our results can vary depending upon the price of fuel. The price of oil has fluctuated drastically over the last few years, and has recently increased again, which has increased our fuel costs. In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.

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

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, profitability and financial condition. Terrorist attacks could also have a significant impact on ports or international shipping on which we are substantially dependent for the supply of much of the merchandise we sell. Our corporate headquarters is located near Los Angeles International Airport and the Port of Los Angeles, which have been identified as potential terrorism targets. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we cannot currently predict. Military action taken in response to such attacks could also have a short or long-term negative economic impact upon the financial markets, international shipping and our business in general.

Risks Related to Our Capital Structure

We are leveraged, future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing or refinancing our existing indebtedness on favorable terms.

As of January 2, 2011, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $51.8 million. Our leveraged financial position means:

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

If we fail to make any required payment under our revolving credit facility, our debt payments may be accelerated under this instrument. In addition, in the event of bankruptcy, insolvency or a material breach of any covenant contained in our revolving credit facility, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

The level of our indebtedness, and our ability to service our indebtedness, is directly affected by our cash flow from operations. If we are unable to generate sufficient cash flow from operations to meet our obligations, commitments and covenants of our revolving credit facility, we may be required to refinance or restructure our indebtedness, raise additional debt or equity capital, sell material assets or operations, delay or forego expansion opportunities, or cease or curtail our quarterly dividends or share repurchase plans. These alternative strategies might not be effected on satisfactory terms, if at all.

The terms of our revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.

The terms of our revolving credit facility impose operating and financial restrictions on us, including, among other things, covenants that require us to maintain a fixed-charge coverage ratio of not less than 1.0 to 1.0 in certain circumstances, restrictions on our ability to incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our revolving credit facility. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us and our stockholders without obtaining consent from our lenders. In addition, our revolving credit facility is secured by a perfected security interest in our assets. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities. Some of these laws and regulations include:

•	laws and regulations governing the manner in which we advertise or sell our products;

•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearms and ammunition;

•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;

•	laws and regulations governing consumer products, such as the lead and phthalate restrictions included in the federal Consumer Product Safety Improvement Act and similar state laws;

•	labor and employment laws, such as minimum wage or living wage laws, other wage and hour laws and laws requiring mandatory health insurance for employees; and

•	U.S. customs laws and regulations pertaining to proper item classification, quotas and payment of duties and tariffs.

Changes in these and other laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expense to increase. This could adversely affect our net sales and profitability.

We may be subject to periodic litigation that may adversely affect our business and financial performance.

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

In particular, we may be involved in lawsuits related to employment, false advertising and other matters, including class action lawsuits brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal false advertising laws and other laws. An unfavorable outcome or settlement in any such proceeding could, in addition to requiring us to pay any settlement or judgment amount, increase our operating expense as a consequence of any resulting changes we might be required to make in employment, advertising or other business practices.

In addition, we sell products manufactured by third parties, some of which may or may not be defective. Many such products are manufactured overseas in countries which may utilize quality control standards that vary from those legally allowed or commonly accepted in the United States, which may increase our risk that such products may be defective (such as, for example, in the cases of products reported over the past few years to have high lead content). If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. In addition, our products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous products. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our financial condition and operating results.

We also sell firearms and ammunition, products which may be associated with an increased risk of injury and related lawsuits. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. Commencement of these lawsuits against us could reduce our net sales and decrease our profitability.

Our insurance coverage may not be adequate to cover claims that could be asserted against us. If a successful claim were brought against us in excess of our insurance coverage, or for which we have no insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

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

Accounting principles generally accepted in the United States of America (“GAAP”) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; the carrying amount of merchandise inventories, property and equipment and goodwill; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to the valuation of share-based compensation awards; and obligations related to asset retirements, litigation, workers’ compensation and employee benefits are highly complex and may involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

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

Properties

Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, where we lease approximately 55,000 square feet of office and adjoining retail space. The lease is scheduled to expire on February 28, 2016 and provides us with three five-year renewal options.

Our distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2015, and includes three additional five-year renewal options.

We lease all but one of our retail store sites. Most of our store leases contain multiple fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 32 years. Of the total store leases, 34 leases are due to expire in the next five years without renewal options.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 27.9 million sales transactions and an average transaction size of approximately $32 in fiscal 2010. The following table details our store locations by state as of January 2, 2011:

	Year	Number of	Percentage of Total
State	Entered	Stores	Number of Stores

California	1955	201	50.5%
Washington	1984	48	12.0
Arizona	1993	34	8.5
Oregon	1995	23	5.7
Colorado	2001	21	5.3
Utah	1997	16	4.0
Nevada	1978	16	4.0
New Mexico	1995	15	3.8
Idaho	1994	11	2.8
Texas	1995	11	2.8
Oklahoma	2007	1	0.3
Wyoming	2010	1	0.3

Total		398	100.0%

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store sales per square foot of approximately $204 for fiscal 2010. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement. On November 9, 2010, the plaintiff filed a motion for final approval of the settlement with the court. On January 24, 2011, the court granted final approval of the settlement, reduced the award of plaintiff’s attorneys’ fees, and instructed plaintiff’s counsel to prepare a written order on final approval of the settlement. Plaintiff’s counsel has notified the Company that plaintiff intends to file a motion requesting the court to reconsider its reduction of the plaintiff’s attorneys’ fees award. The Company’s estimated liability of $1.4 million under the settlement, inclusive of payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency, has been included within the Company’s accrued liabilities for legal matters as of January 2, 2011. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once the court enters the written order granting final approval, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit.

On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The court has scheduled a hearing for March 18, 2011 to consider the plaintiff’s motion for preliminary approval of the settlement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is settled or resolved unfavorably to the Company, this litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.

On February 22, 2011, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049, alleging violations of the California Civil Code and Business and Professions Code. Also on February 22, 2011, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477, alleging violations of the California Civil Code. On February 28, 2011, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods

Corporation, et al., Case No. BC455459, alleging violations of the California Civil Code. On February 25, 2011, a complaint was filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123, alleging violations of the California Civil Code. The Company has not yet been served in the Holmes action, but has reviewed a copy of the complaint. Each of the four complaints was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, statutory penalties, attorneys’ fees and costs. The Valiente complaint also seeks restitution of property and injunctive relief to require the Company to discontinue the allegedly improper conduct. The Mossler complaint also seeks unspecified injunctive relief. The Holmes complaint also seeks injunctive relief to require the Company to discontinue the allegedly improper conduct. The Company intends to defend each suit vigorously. The Company is not able to estimate a range of potential loss in the event of an unfavorable outcome in any of these cases at the present time. If any of these cases are resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.

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

Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV”. The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2010 and 2009:

	2010		2009
Fiscal Period	High	Low	High	Low

First Quarter	$17.65	$13.59	$7.42	$4.46
Second Quarter	$18.19	$12.91	$13.23	$5.74
Third Quarter	$13.99	$11.51	$15.95	$10.49
Fourth Quarter	$15.70	$12.40	$17.95	$14.53

As of February 25, 2011, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $13.66.

As of February 25, 2011, there were 21,842,564 shares of common stock outstanding held by approximately 280 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2006, 2007, 2008, 2009 and 2010. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

*	$100 invested on 1/1/06 in stock or 12/31/05 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. Our Board of Directors authorized dividends at an annual rate of $0.36 per share of outstanding common stock and quarterly dividend payments of $0.09 per share were paid in fiscal 2007 and 2008. In the first quarter of fiscal 2009, our Board of Directors reduced the quarterly dividend payment to $0.05 per share of outstanding common stock for an annual rate of $0.20 per share, and quarterly dividend payments of $0.05 per share were paid in fiscal 2009 and fiscal 2010. This decision was consistent with our objective to utilize capital to maintain a healthy financial condition during the economic recession. In the first quarter of fiscal 2011, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2011 to stockholders of record as of March 8, 2011.

The agreement governing our revolving credit facility imposes restrictions on our ability to make dividend payments. For example, our ability to pay cash dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend or distribution, whether we are in default under the agreement and the amount of dividends or distributions made in the past. Our future dividend policy will also depend on the requirements of any future credit or other financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Securities Authorized for Issuance Under Equity Compensation Plans as of January 2, 2011

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

	Fiscal Year(1)
	2010		2009		2008		2007		2006
	(Dollars and shares in thousands, except per share and certain store data)

Statement of Operations Data:
Net sales(2)	$896,813		$895,542		$864,650		$898,292		$876,805
Cost of sales(3)(5)	599,101		597,792		579,165		589,150		575,577

Gross profit(2)(5)	297,712		297,750		285,485		309,142		301,228
Selling and administrative expense(2)(4)(6)	263,488		260,068		257,883		256,180		242,769

Operating income	34,224		37,682		27,602		52,962		58,459
Interest expense	2,108		2,465		5,198		6,614		7,516

Income before income taxes	32,116		35,217		22,404		46,348		50,943
Income taxes	11,554		13,406		8,500		18,257		20,108

Net income(2)(5)(6)(7)	$20,562		$21,811		$13,904		$28,091		$30,835

Earnings per share:
Basic	$0.95		$1.02		$0.64		$1.25		$1.36

Diluted	$0.94		$1.01		$0.64		$1.25		$1.35

Dividends per share	$0.20		$0.20		$0.36		$0.36		$0.34
Weighted-average shares of common stock outstanding:
Basic	21,552		21,434		21,608		22,465		22,691

Diluted	21,890		21,657		21,619		22,559		22,795

Store Data:
Same store sales increase (decrease)(8)	0.8%		(0.6)%		(7.0)%		(1.0)%		4.0%
Same store sales per square foot (in dollars)(9)	$204		$210		$213		$233		$242
End of period stores	398		384		381		363		343
End of period same stores	380		362		339		321		305
Same store sales per store(10)	$2,315		$2,373		$2,393		$2,625		$2,708
Other Financial Data:
Depreciation and amortization	$18,627		$19,400		$19,135		$17,687		$17,115
Capital expenditures(11)	$15,628		$5,764		$20,447		$20,769		$18,209
Inventory turns(12)	2.4	x	2.6	x	2.4	x	2.3	x	2.4	x
Balance Sheet Data:
Cash and cash equivalents	$5,620		$5,765		$9,058		$9,741		$5,145
Working capital(13)	$130,737		$120,541		$129,282		$133,034		$101,549
Total assets	$392,356		$366,122		$388,357		$403,923		$367,679
Long-term debt and capital leases, less current portion	$49,882		$57,233		$99,447		$105,648		$80,078
Stockholders’ equity	$150,726		$131,861		$111,800		$109,155		$100,460

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53 week reporting period ending on the Sunday closest to the calendar year end. Fiscal 2010, 2008, 2007 and 2006 each included 52 weeks, and fiscal 2009 included 53 weeks.

(2)	In the fourth quarter of fiscal 2010, we recorded a net pre-tax charge of $2.3 million reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. This charge reduced net income in fiscal 2010 by $1.5 million, or $0.07 per diluted share.

(3)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(4)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(5)	In the second quarter of fiscal 2008, we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in fiscal 2008 by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ consolidated financial statements.

(6)	In the fourth quarter of fiscal 2009, we recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(7)	Net income for fiscal 2010, 2009, 2008 and 2007 was impacted by the economic recession and continued uncertainty in the financial sector.

(8)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons. Our same store sales comparisons reflect the economic recession and continued uncertainty in the financial sector, which resulted in weak same store sales since fiscal 2007.

(9)	Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores. Fiscal 2010, 2009, 2008 and 2007 reflect the economic recession and continued uncertainty in the financial sector.

(10)	Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count. Fiscal 2010, 2009, 2008 and 2007 reflect the economic recession and continued uncertainty in the financial sector.

(11)	Lower capital expenditures in fiscal 2009 reflect substantially fewer store openings when compared with fiscal 2010, 2008, 2007 and 2006 due to the economic recession.

(12)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(13)	Working capital is defined as current assets less current liabilities. In the second quarter of fiscal 2008, we reclassified approximately $5.1 million of workers’ compensation reserves from accrued expenses to other long-term liabilities on the consolidated balance sheet as of December 30, 2007. Additionally, we reclassified approximately $2.0 million of the related deferred income tax assets from current deferred income tax assets to long-term deferred income tax assets on the consolidated balance sheet as of December 30, 2007. This reclassification increased working capital for fiscal 2008 and 2007 by $3.1 million, but had no effect on our previously reported consolidated statements of operations or consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements. Working capital in fiscal 2010 and 2007 was impacted by higher inventory levels at the end of the year associated with lower than anticipated sales for the fourth quarter of those fiscal years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, our fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 are referred to as fiscal 2010, 2009 and 2008, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2010, 2009 and 2008 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2010 and 2008 each included 52 weeks, while fiscal 2009 included 53 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 398 stores in 12 states under the name “Big 5 Sporting Goods” at January 2, 2011. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 56-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers and mailers designed to generate customer traffic, drive net sales and build brand awareness. Beginning in fiscal 2010, we established social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. We resumed our growth in fiscal 2010, after our growth in fiscal 2009 was slowed substantially in response to the economic recession. We opened 11 new stores and four relocations in fiscal 2010. Of the four relocations, we closed one store in fiscal 2010 and expect to close the remaining three stores relocated in fiscal 2010 in fiscal 2011. Excluding the three stores relocated in fiscal 2010 and expected to close in fiscal 2011, we anticipate opening between 10 and 15 net new stores in fiscal 2011. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2010	2009	2008

Big 5 Sporting Goods stores:
Beginning of period	384	381	363
New stores(1)	15	3	19
Stores relocated(2)	(1)	—	(1)
Stores closed	—	—	—

End of period	398	384	381

New stores opened per year, net	14	3	18

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

(2)	Three stores that were replaced by relocated stores opened in fiscal 2010 are expected to close in fiscal 2011.

Executive Summary

Our operating results for fiscal 2010, 2009 and 2008 reflected a difficult environment for retailers resulting from the economic recession and uncertainty in the financial sector. If measures implemented, or to be implemented, by the federal and state governments or private sector spending fail to stimulate a prolonged economic recovery, this economic weakness could continue, which may continue to impact our operating results.

•	Net income for fiscal 2010 decreased 5.7% to $20.6 million, or $0.94 per diluted share, compared to $21.8 million, or $1.01 per diluted share, for fiscal 2009. The decrease was driven primarily by higher selling and administrative expense, partially offset by lower interest expense and a lower effective income tax rate.

•	Net sales for fiscal 2010 increased 0.1% to $896.8 million. The increase in net sales was primarily attributable to increased sales from new and same stores. Net sales comparisons in fiscal 2010 were negatively impacted by the comparison of a 52-week year for fiscal 2010 to a 53-week year in fiscal 2009.

•	Gross profit for fiscal 2010 represented 33.2% of net sales, which remained unchanged compared with the prior year. Lower distribution costs were offset by higher store occupancy expense, reflecting new store openings. Merchandise margins were 13 basis points lower than last year.

•	Selling and administrative expense for fiscal 2010 increased 1.3% to $263.5 million, or 29.4% of net sales, compared to $260.1 million, or 29.0% of net sales, for fiscal 2009. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings, partially offset by lower advertising expense.

•	Operating income for fiscal 2010 declined 9.2% to $34.2 million, or 3.8% of net sales, compared to $37.7 million, or 4.2% of net sales, for fiscal 2009. The lower operating income primarily reflects higher selling and administrative expense.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2010(1)		2009(1)		2008(1)
	(Dollars in thousands)

Statement of Operations Data:
Net sales(2)	$896,813	100.0%	$895,542	100.0%	$864,650	100.0%
Cost of sales(3)(4)	599,101	66.8	597,792	66.8	579,165	67.0

Gross profit(2)(4)	297,712	33.2	297,750	33.2	285,485	33.0
Selling and administrative expense(2)(5)(6)	263,488	29.4	260,068	29.0	257,883	29.8

Operating income	34,224	3.8	37,682	4.2	27,602	3.2
Interest expense	2,108	0.2	2,465	0.3	5,198	0.6

Income before income taxes	32,116	3.6	35,217	3.9	22,404	2.6
Income taxes	11,554	1.3	13,406	1.5	8,500	1.0

Net income(2)(4)(6)	$20,562	2.3%	$21,811	2.4%	$13,904	1.6%

Other Financial Data:
Net sales change		0.1%		3.6%		(3.7)%
Same store sales change(7)		0.8%		(0.6)%		(7.0)%
Net income change(8)		(5.7)%		56.9%		(50.5)%

(1)	Fiscal 2010 and 2008 each included 52 weeks. Fiscal 2009 included 53 weeks.

(2)	In the fourth quarter of fiscal 2010, we recorded a net pre-tax charge of $2.3 million reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. This charge reduced net income in fiscal 2010 by $1.5 million, or $0.07 per diluted share.

(3)	Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(4)	In the second quarter of fiscal 2008, we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in fiscal 2008 by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ consolidated financial statements.

(5)	Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization and expense associated with operating our corporate headquarters.

(6)	In the fourth quarter of fiscal 2009, we recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(7)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons. Same store sales comparisons for fiscal 2010 versus fiscal 2009 were made on a comparable 52-week basis, while same store sales comparisons for fiscal 2009 versus fiscal 2008 were made on a comparable 53-week basis.

(8)	Net income for fiscal 2010, 2009 and 2008 reflected the impact of the economic recession, which weakened consumer demand and negatively impacted our net sales.

Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales increased by $1.3 million, or 0.1%, to $896.8 million for fiscal 2010 from $895.5 million for fiscal 2009. The change in net sales was primarily attributable to the following:

•	New store sales increased, reflecting the opening of 17 new stores, net of closures and relocations, since December 28, 2008. The increase in new store sales was partially offset by a reduction in closed store sales.

•	Same store sales increased 0.8% for the 52 weeks ended January 2, 2011, versus the comparable 52-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable yearly reporting periods for yearly comparisons.

•	The extra week in fiscal 2009 negatively impacted the net sales comparison to fiscal 2010 by $15.8 million.

•	Net sales for fiscal 2010 reflected a net pre-tax charge of $0.8 million for a legal settlement accrual that was classified as a reduction of net sales.

•	While net sales for fiscal 2010 continued to be impacted by the economic recession, we continued to experience increased customer traffic into our retail stores when compared with fiscal 2009.

Store count at the end of fiscal 2010 was 398 versus 384 at the end of fiscal 2009. We opened 11 new stores and had four relocations in fiscal 2010. Of the four relocations, we closed one store in fiscal 2010 and expect to close the remaining three stores relocated in fiscal 2010 in fiscal 2011. Our fiscal 2009 store growth was slowed substantially in response to the economic recession, which reflected the opening of three new stores. Excluding the three stores relocated in fiscal 2010 and expected to close in fiscal 2011, we anticipate opening between 10 and 15 net new stores in fiscal 2011.

Gross Profit.  Gross profit decreased by $0.1 million to $297.7 million in fiscal 2010 from $297.8 million in fiscal 2009. Gross profit as a percentage of net sales in fiscal 2010 remained unchanged compared with the prior year at 33.2%. The slight change in gross profit was primarily attributable to the following:

•	Merchandise margins, which exclude buying, occupancy and distribution costs, decreased for fiscal 2010 by 13 basis points versus fiscal 2009, primarily due to shifts in product sales mix.

•	Store occupancy costs for fiscal 2010 increased by $1.4 million, or 15 basis points, year over year, due primarily to the increase in store count.

•	Distribution costs, including costs capitalized into inventory, decreased by $2.7 million, or 30 basis points, in fiscal 2010 compared to fiscal 2009.

•	Net sales increased by $1.3 million in fiscal 2010 compared to the prior year.

Selling and Administrative Expense.  Selling and administrative expense increased by $3.4 million, or 1.3%, to $263.5 million, or 29.4% of net sales, in fiscal 2010 from $260.1 million, or 29.0% of net sales, in fiscal 2009. The change in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $4.2 million, or 44 basis points, due primarily to higher labor and operating costs to support the increase in store count, offset by lower depreciation.

•	Advertising expense for fiscal 2010 decreased by $0.9 million, or 11 basis points, due primarily to a reduction in the frequency and distribution of advertising circulars.

•	Administrative expense for fiscal 2010 increased by $0.1 million, and remained unchanged as a percentage of net sales in comparison with the prior year. Administrative expense in fiscal 2010 and fiscal 2009 reflected net pre-tax charges for legal settlement accruals of $1.5 million and $1.0 million, respectively.

Interest Expense.  Interest expense decreased by $0.4 million, or 14.5%, to $2.1 million in fiscal 2010 from $2.5 million in fiscal 2009. The decrease in interest expense primarily reflects a reduction in average debt levels of approximately $23.6 million to $60.0 million in fiscal 2010 from $83.6 million in fiscal 2009, combined with a reduction in average interest rates of approximately 10 basis points to 2.1% during fiscal 2010 from 2.2% in fiscal 2009. Interest expense in fiscal 2010 reflects a one-time early termination fee and the write off of the remaining deferred debt issuance costs of $0.3 million associated with the termination of our prior financing agreement as discussed in the Credit Agreement section of Liquidity and Capital Resources below.

Income Taxes.  The provision for income taxes was $11.6 million for fiscal 2010 compared with $13.4 million for fiscal 2009. This decrease was primarily due to lower pre-tax income in fiscal 2010 compared to the prior year. Our effective tax rate was 36.0% for fiscal 2010 compared with 38.1% for fiscal 2009. Our lower effective tax rate for fiscal 2010 compared to the same period last year primarily reflects an increased benefit from income tax credits taken in fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008

Net Sales.  Net sales increased by $30.8 million, or 3.6%, to $895.5 million for fiscal 2009 from $864.7 million for fiscal 2008. The change in net sales was primarily attributable to the following:

•	The extra week in fiscal 2009 contributed $17.4 million to net sales.

•	New store sales increased, reflecting the opening of 21 new stores, net of closures and relocations, since December 30, 2007. This increase was offset by a decrease in same store sales of 0.6% for fiscal 2009 when compared on a 53-week basis for both fiscal 2009 and 2008, as well as a reduction in closed store sales.

•	While net sales for fiscal 2009 continued to be impacted by the economic recession that began in fiscal 2007, we experienced increased customer traffic into our retail stores when compared with fiscal 2008.

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

Gross Profit.  Gross profit increased by $12.3 million, or 4.3%, to $297.8 million, or 33.2% of net sales, in fiscal 2009 from $285.5 million, or 33.0% of net sales, in fiscal 2008. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $30.8 million in fiscal 2009 compared to the prior year.

•	Distribution costs decreased by $2.1 million, or 40 basis points, in fiscal 2009 compared to fiscal 2008, due primarily to lower trucking expense combined with reduced labor expense attributable to reduced headcount.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, decreased for fiscal 2009 by 15 basis points versus fiscal 2008, primarily due to shifts in product sales mix and product cost inflation experienced during the first half of fiscal 2009.

•	Store occupancy costs for fiscal 2009 increased by $3.4 million, or 10 basis points, year over year, due primarily to the increase in store count and higher depreciation. The increase in store occupancy costs was offset by the impact in fiscal 2008 of a second quarter nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense (see footnote 4 of table on page 24).

Selling and Administrative Expense.  Selling and administrative expense increased by $2.2 million, or 0.8%, to $260.1 million, or 29.0% of net sales, in fiscal 2009 from $257.9 million, or 29.8% of net sales, in fiscal 2008. The change in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $6.4 million, or 7 basis points, due primarily to higher labor and operating costs to support the increase in store count.

•	Administrative expense for fiscal 2009 increased by $1.9 million, primarily as a result of increased legal expense that included a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees (see footnote 6 of table on page 24).

•	Advertising expense for fiscal 2009 decreased by $6.1 million, or 89 basis points, due primarily to a reduction in the frequency and distribution of advertising circulars, as well as lower printing costs.

•	The decrease in selling and administrative expense as a percentage of net sales for fiscal 2009 compared to fiscal 2008 was a result of higher net sales in fiscal 2009.

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

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flow from operations and borrowings from our revolving credit facility. On October 18, 2010, we refinanced our revolving credit facility. We believe our cash and cash equivalents on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next 12 months. There is no assurance, however, that we will be able to generate sufficient cash flows from operations or maintain our ability to borrow under our revolving credit facility.

We ended fiscal 2010 with $5.6 million of cash and cash equivalents compared with $5.8 million in fiscal 2009. After reducing our long-term debt by $41.5 million, or 43.0%, during fiscal 2009, we further reduced our long-term debt by $6.7 million, or 12.1%, during fiscal 2010 to $48.3 million from $55.0 million at the end of fiscal 2009. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2010	2009	2008
	(Dollars in thousands)

Total cash provided by (used in):
Operating activities	$29,867	$54,087	$39,503
Investing activities	(15,624)	(5,764)	(20,400)
Financing activities	(14,388)	(51,616)	(19,786)

Net decrease in cash and cash equivalents	$(145)	$(3,293)	$(683)

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

For fiscal 2010, we purchased larger quantities of inventory primarily in anticipation of improving business conditions and as a result of increased availability of certain products. The higher inventory levels combined with lower than anticipated sales in the fourth quarter of fiscal 2010 resulted in reduced operating cash flow for the year. For fiscal 2009, our improved earnings contributed to higher cash flow from operations compared to fiscal 2008, which enabled us to continue to reduce our long-term debt levels year over year. For fiscal 2009 and 2008 we purchased lower quantities of inventory to reduce our overall inventory levels in anticipation of weaker consumer demand resulting from the economic recession. In fiscal 2010, we increased our capital spending for new store openings after curtailing such investments in fiscal 2009 in response to the recession.

Operating Activities.  Net cash provided by operating activities for fiscal 2010, 2009 and 2008 was $29.9 million, $54.1 million and $39.5 million, respectively. The decrease in cash provided by operating activities for fiscal 2010 compared to fiscal 2009 primarily reflected higher inventory levels at the end of fiscal 2010 as a result of lower than anticipated fourth quarter holiday sales. The decrease in cash provided by operating activities in fiscal 2010 compared to fiscal 2009 also reflected higher accounts receivable balances related primarily to landlord tenant allowances for new stores and income tax refunds, and higher deferred tax asset balances primarily related to fixed assets, along with reduced net income, partially offset by the positive cash flow impact of higher accounts payable related to inventory purchases. The increase in cash provided by operating activities for fiscal 2009 compared to fiscal 2008 primarily reflected higher net income for the year, lower receivables due to the timing of settlement of credit card receivables, and increases in accrued expenses, offset by a reduced cash flow benefit resulting from lowered inventory levels.

Investing Activities.  Net cash used in investing activities for fiscal 2010, 2009 and 2008 was $15.6 million, $5.8 million and $20.4 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the net cash used in investing activities for each period. Our capital spending is primarily for new store openings, store-related remodeling, distribution center and corporate headquarters’ costs and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	Fiscal Year
	2010	2009	2008
	(Dollars in thousands)

New stores	$9,773	$2,227	$10,344
Store-related remodels	3,888	2,575	4,744
Distribution center	1,487	384	708
Computer hardware, software and other	480	578	4,651

Total	$15,628	$5,764	$20,447

Capital spending in fiscal 2010 was more consistent with historical levels of spending reflecting the resumption of our new store expansion program. Capital spending levels in fiscal 2009 were lower due to substantially fewer new store openings as a result of efforts to conserve capital in response to the economic recession. Our capital expenditures included 11 new stores and four relocations in fiscal 2010; three new stores in fiscal 2009; and 18 new stores and one relocation in fiscal 2008. Capital expenditures in fiscal 2010, 2009 and 2008 also included amounts related to the implementation of computer system improvements and enhanced security measures to support our infrastructure.

Financing Activities.  Net cash used in financing activities for fiscal 2010, 2009 and 2008 was $14.4 million, $51.6 million and $19.8 million, respectively. For fiscal 2010, we continued to use cash provided from operating activities to pay down borrowings from our revolving credit facility, pay dividends and make lease payments. The lower paydown of borrowings under our revolving credit facility in fiscal 2010 compared with fiscal 2009 primarily reflects this year’s increased funding of inventory purchases along with the resumption of our new store expansion program after scaling back such investments in fiscal 2009 in response to the recession. For fiscal 2009, cash provided by operating activities was used to pay down a significant portion of borrowings under our revolving credit facility. We reduced our quarterly dividend payments to $0.05 per share and did not repurchase stock in fiscal 2009, in order to preserve capital. For fiscal 2008, cash provided by operating activities was used to pay down borrowings under our revolving credit facility, repurchase stock and pay dividends.

As of January 2, 2011, we had revolving credit borrowings of $48.3 million and letter of credit commitments of $0.8 million outstanding. These balances compare to borrowings of $55.0 million and letter of credit commitments of $2.7 million outstanding as of January 3, 2010.

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

Quarterly dividend payments of $0.09 per share were paid in fiscal 2008. Due to the economic recession, in the first quarter of fiscal 2009 our Board of Directors reduced the quarterly cash dividend to $0.05 per share of outstanding common stock for an annual rate of $0.20 per share, and quarterly dividend payments of $0.05 per share were paid in fiscal 2009 and fiscal 2010. This decision was consistent with our objective to utilize capital to maintain a healthy financial condition during the economic recession. In the first quarter of fiscal 2011, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2011 to stockholders of record as of March 8, 2011.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.

During the fourth quarter of fiscal 2007, our Board of Directors authorized an additional share repurchase program for the purchase of up to $20.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations. In light of the economic climate, we did not repurchase any shares of our common stock under this program during fiscal 2009 or fiscal 2010. We repurchased 600,999 and 31,343 shares of our common stock under this program for $5.3 million and $0.5 million in fiscal 2008 and fiscal 2007, respectively.

Since the inception of our initial share repurchase program in May 2006 through January 2, 2011, we have repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under our current share repurchase program.

Credit Agreement.  On October 18, 2010, we terminated a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended (the “Prior Financing Agreement”), and replaced it with a new credit agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders. Initial borrowings under the New Credit Agreement on October 18, 2010 were used to, among other things, repay all of our outstanding indebtedness under the Prior Financing Agreement with CIT, at which time the Prior Financing Agreement was terminated. As of January 2, 2011 and January 3, 2010, our total remaining borrowing availability under the New Credit Agreement and the Prior Financing Agreement, after subtracting letters of credit, was $90.9 million and $94.3 million, respectively.

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

The applicable margin was set forth for Level II in the table below from October 18, 2010 through January 2, 2011. Thereafter, the applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

		LIBO Rate	Base Rate
Level	Average Daily Excess Availability	Applicable Margin	Applicable Margin

I	Greater than 50% of the Loan Cap	2.00%	1.00%
II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%

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

Our New Credit Agreement contains covenants that limit our ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments.

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

Obligations under the Credit Facility are secured by a general lien and perfected security interest in substantially all of our assets, including accounts receivable, documents, equipment, general intangibles and inventory.

The Prior Financing Agreement originally provided for a line of credit up to $175.0 million that was permanently reduced to $140.0 million in the second quarter of fiscal 2010. The initial termination date of the Prior Financing Agreement was March 20, 2011. The Prior Financing Agreement provided for interest at various rates based on our overall borrowings, with a floor of the LIBO rate plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of the LIBO rate plus 1.50% or the JP Morgan Chase Bank prime lending rate. An annual fee of 0.325%, payable monthly, was assessed on the unused portion of the revolving credit facility.

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2010	2009
	(Dollars in thousands)

Fiscal year-end balance	$48,313	$54,955
Average interest rate	2.05%	2.22%
Maximum outstanding during the year	$94,687	$114,543
Average outstanding during the year	$59,996	$83,627

Future Capital Requirements.  We had cash and cash equivalents on hand of $5.6 million at January 2, 2011. We expect capital expenditures for fiscal 2011, excluding non-cash acquisitions, to range from approximately $15.0 million to $18.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. In light of the economic recession experienced in fiscal 2007 and 2008, we slowed our store expansion efforts substantially in fiscal 2009, and resumed our expansion in fiscal 2010 in anticipation of an improved economic environment. We anticipate opening between 10 and 15 net new stores in fiscal 2011.

In the first quarter of fiscal 2009, our Board of Directors reduced our quarterly cash dividend to $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share which was paid in fiscal 2009 and 2010. In the first quarter of fiscal 2011, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2011 to stockholders of record as of March 8, 2011.

As of February 25, 2011, a total of $14.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. Due to the economic recession, we discontinued share repurchases in fiscal 2009 and fiscal 2010.

We believe we will be able to fund our cash requirements, for at least the next twelve months, from cash and cash equivalents on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our New Credit Agreement, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or further reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.

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

Our future obligations and commitments as of January 2, 2011, include the following:

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Capital lease obligations	$3,751	$2,069	$1,345	$337	$—
Lease commitments:
Operating lease commitments	323,769	61,998	111,445	80,213	70,113
Other occupancy costs	69,378	12,985	23,557	17,222	15,614
Other liabilities	8,735	2,472	2,734	1,471	2,058
Revolving credit facility	48,313	—	—	48,313	—
Letters of credit	800	800	—	—	—

Total	$454,746	$80,324	$139,081	$147,556	$87,785

Capital lease obligations, which include imputed interest, consist principally of leases for some of our distribution center delivery tractors, management information systems hardware and point-of-sale equipment for our stores. Payments for these lease obligations are provided by cash flows generated from operations or through borrowings from our revolving credit facility.

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

Periodic interest payments on the New Credit Agreement are not included in the preceding table because interest expense is based on variable indices, and the balance of our New Credit Agreement fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2010 year-end, our projected annual interest payments would be approximately $1.0 million.

Issued and outstanding letters of credit were $0.8 million at January 2, 2011, and were related primarily to importing merchandise and funding insurance program liabilities.

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

Valuation of Merchandise Inventories, Net

Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, and allocated overhead costs associated with our distribution center.

We record valuation reserves on a quarterly basis for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. The reserve for merchandise returns is based upon the determination of the historical net realizable value of products sold from our returned goods inventory or returned to vendors for credit. Our reserve for merchandise returns includes amounts for returned product on-hand as well as damaged and defective merchandise in the chainwide merchandise inventory. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for merchandise returns, slow-moving or obsolescent merchandise and for lower of cost or market provisions totaled $2.7 million and $2.6 million as of January 2, 2011 and January 3, 2010, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $1.9 million and $2.0 million as of January 2, 2011 and January 3, 2010, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total at January 2, 2011, would result in a change in reserves of approximately $0.5 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the cash flows expected to result from the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in the impairment provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment.

We determine the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales, margins, operating expense and advertising expense in relation to the current economic environment and our future expectations, competitive factors in our various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Our evaluation resulted in no long-lived asset impairment charges incurred during fiscal 2010, 2009 and 2008.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used at January 2, 2011, would not result in a change in long-lived asset impairment charges for fiscal 2010.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, effective January 1, 2010, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of January 2, 2011 and January 3, 2010, our self-insurance liabilities totaled $7.8 million and $6.8 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of January 2, 2011, would result in a change in our liability of approximately $0.8 million and a change in pre-tax earnings by the same amount.

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

We do not believe that inflation had a material impact on our operating results for the three preceding fiscal years. During the second half of fiscal 2010, we have experienced increasing inflation in the purchase cost of certain products expected to be received in fiscal 2011. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which could adversely impact our operating results.

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

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at January 2, 2011, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at January 2, 2011.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 2, 2011. Based on such evaluation, our CEO and CFO have concluded that, as of January 2, 2011, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2011, based upon the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of January 2, 2011, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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
El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (“the Company”) as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2011 of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 2, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2011.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 2, 2011

By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	March 2, 2011

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2011

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	March 2, 2011

/s/ G. Michael Brown G. Michael Brown	Director of the Company	March 2, 2011

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	March 2, 2011

/s/ David R. Jessick David R. Jessick	Director of the Company	March 2, 2011

/s/ Michael D. Miller Michael D. Miller	Director of the Company	March 2, 2011

BIG 5 SPORTING GOODS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Big 5 Sporting Goods Corporation
El Segundo, California:

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 2, 2011, January 3, 2010 and December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 2, 2011

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 2,	January 3,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$5,620	$5,765
Accounts receivable, net of allowances of $201 and $223, respectively	15,000	13,398
Merchandise inventories, net	254,217	230,911
Prepaid expenses	7,588	9,683
Deferred income taxes	9,447	7,723

Total current assets	291,872	267,480

Property and equipment, net	81,333	81,817
Deferred income taxes	12,396	11,327
Other assets, net of accumulated amortization of $69 and $346, respectively	2,322	1,065
Goodwill	4,433	4,433

Total assets	$392,356	$366,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,818	$85,721
Accrued expenses	64,392	59,314
Current portion of capital lease obligations	1,925	1,904

Total current liabilities	161,135	146,939

Deferred rent, less current portion	24,349	23,832
Capital lease obligations, less current portion	1,569	2,278
Long-term debt	48,313	54,955
Other long-term liabilities	6,264	6,257

Total liabilities	241,630	234,261

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,315,832 and 23,050,061 shares, respectively; outstanding 21,832,537 and 21,566,766 shares, respectively	233	230
Additional paid-in capital	97,910	95,259
Retained earnings	73,949	57,738
Less: Treasury stock, at cost; 1,483,295 shares	(21,366)	(21,366)

Total stockholders’ equity	150,726	131,861

Total liabilities and stockholders’ equity	$392,356	$366,122

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Net sales	$896,813	$895,542	$864,650
Cost of sales	599,101	597,792	579,165

Gross profit	297,712	297,750	285,485
Selling and administrative expense	263,488	260,068	257,883

Operating income	34,224	37,682	27,602
Interest expense	2,108	2,465	5,198

Income before income taxes	32,116	35,217	22,404
Income taxes	11,554	13,406	8,500

Net income	$20,562	$21,811	$13,904

Earnings per share:
Basic	$0.95	$1.02	$0.64

Diluted	$0.94	$1.01	$0.64

Dividends per share	$0.20	$0.20	$0.36

Weighted-average shares of common stock outstanding:
Basic	21,552	21,434	21,608

Diluted	21,890	21,657	21,619

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total

Balance at December 30, 2007	22,012,691	$228	$90,851	$34,137	$(16,061)	$109,155
Net income	—	—	—	13,904	—	13,904
Dividends on common stock ($0.36 per share)	—	—	—	(7,809)	—	(7,809)
Issuance of nonvested share awards	109,100	2	(2)	—	—	—
Share-based compensation	—	—	1,898	—	—	1,898
Tax deficiency from share-based awards activity	—	—	(43)	—	—	(43)
Purchases of treasury stock	(600,999)	—	—	—	(5,305)	(5,305)

Balance at December 28, 2008	21,520,792	230	92,704	40,232	(21,366)	111,800
Net income	—	—	—	21,811	—	21,811
Dividends on common stock ($0.20 per share)	—	—	—	(4,305)	—	(4,305)
Issuance of nonvested share awards	12,000	—	—	—	—	—
Exercise of stock options	42,775	—	425	—	—	425
Share-based compensation	—	—	2,139	—	—	2,139
Tax benefit from share-based awards activity	—	—	38	—	—	38
Forfeiture of nonvested share awards	(1,100)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(7,701)	—	(47)	—	—	(47)

Balance at January 3, 2010	21,566,766	230	95,259	57,738	(21,366)	131,861
Net income	—	—	—	20,562	—	20,562
Dividends on common stock ($0.20 per share)	—	—	—	(4,351)	—	(4,351)
Issuance of nonvested share awards	172,000	2	(2)	—	—	—
Exercise of stock options	104,175	1	756	—	—	757
Share-based compensation	—	—	1,727	—	—	1,727
Tax benefit from share-based awards activity	—	—	313	—	—	313
Forfeiture of nonvested share awards	(1,300)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(9,104)	—	(143)	—	—	(143)

Balance at January 2, 2011	21,832,537	$233	$97,910	$73,949	$(21,366)	$150,726

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Cash flows from operating activities:
Net income	$20,562	$21,811	$13,904
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18,627	19,400	19,135
Share-based compensation	1,727	2,139	1,898
Excess tax benefit related to share-based awards	(327)	(43)	—
Amortization of debt issuance costs	135	53	52
Deferred income taxes	(2,793)	2,684	(865)
Loss (gain) on disposal of property and equipment	18	(59)	33
Changes in operating assets and liabilities:
Accounts receivable, net	(1,602)	3,213	(1,684)
Merchandise inventories, net	(23,306)	2,051	19,672
Prepaid expenses and other assets	2,008	(1,441)	(1,285)
Accounts payable	10,070	1,564	(6,972)
Accrued expenses and other long-term liabilities	4,748	2,715	(4,385)

Net cash provided by operating activities	29,867	54,087	39,503

Cash flows from investing activities:
Purchases of property and equipment	(15,628)	(5,764)	(20,447)
Proceeds from disposal of property and equipment	4	—	47

Net cash used in investing activities	(15,624)	(5,764)	(20,400)

Cash flows from financing activities:
Principal borrowings under new revolving credit facility	109,919	—	—
Principal payments under new revolving credit facility	(61,606)	—	—
Net principal payments under previous revolving credit facility and book overdraft	(55,946)	(45,458)	(4,949)
Debt issuance costs	(1,305)	—	—
Principal payments under capital lease obligations	(2,065)	(2,284)	(1,751)
Proceeds from exercise of stock options	757	425	—
Excess tax benefit related to share-based awards	327	43	—
Purchases of treasury stock	—	—	(5,305)
Tax withholding payments for share-based compensation	(143)	(47)	—
Dividends paid	(4,326)	(4,295)	(7,781)

Net cash used in financing activities	(14,388)	(51,616)	(19,786)

Net decrease in cash and cash equivalents	(145)	(3,293)	(683)
Cash and cash equivalents at beginning of year	5,765	9,058	9,741

Cash and cash equivalents at end of year	$5,620	$5,765	$9,058

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,381	$1,930	$2,825

Property and equipment purchases accrued	$1,470	$310	$634

Stock awards vested and issued to employees	$456	$182	$—

Supplemental disclosures of cash flow information:
Interest paid	$1,882	$2,706	$6,082

Income taxes paid	$15,384	$11,231	$11,522

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of January 2, 2011 and January 3, 2010 and for the years ended January 2, 2011 (“fiscal 2010”), January 3, 2010 (“fiscal 2009”) and December 28, 2008 (“fiscal 2008”), represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates as one business segment, as a sporting goods retailer under the “Big 5 Sporting Goods” name. The Company carries a full-line product offering, operating 398 stores at January 2, 2011 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado, Oklahoma and Wyoming.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2010 and 2008 each included 52 weeks. Fiscal 2009 included 53 weeks.

Recently Issued Accounting Updates

There have been no recently issued accounting updates that had a material impact on the Company’s consolidated financial statements for the fiscal year ended January 2, 2011.

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

Segment Reporting

The Company operates solely as a sporting goods retailer, with each store having similar square footage and offering essentially the same general product mix throughout the entire store chain. The Company’s core customer demographic remains similar chainwide, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix chainwide from a single distribution center. Given the similar economic characteristics of the Company’s store formats, the similar nature of the products sold, the type of customer and the method of distribution, the Company operates as one reportable segment as defined by Accounting Standards Codification (“ASC”) 280, Segment Reporting.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2010	2009	2008
	(In thousands)

Hard goods	$491,106	$487,178	$461,489
Athletic and sport apparel	143,994	145,325	149,480
Athletic and sport footwear	259,889	259,989	251,212
Other sales	1,824	3,050	2,469

Net sales	$896,813	$895,542	$864,650

Adjustment

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

Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding share option awards and nonvested share awards.

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is purchased by and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2010). The Company recognized approximately $0.4 million, $0.5 million and $0.5 million in gift card breakage revenue for fiscal 2010, 2009 and 2008, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 1% of net sales in each of the periods reported.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of co-operative advertising allowances, amounted to $44.9 million, $45.8 million and $51.9 million for fiscal 2010, 2009 and 2008, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $6.9 million, $6.9 million and $6.6 million for fiscal 2010, 2009 and 2008, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Accordingly, the Company recognizes compensation expense using the fair-value method for share option awards and nonvested share awards granted which vested during the period. See Note 13 to consolidated financial statements for a further discussion on share-based compensation.

Pre-opening Costs

Pre-opening costs for new stores, which consist primarily of payroll and recruiting costs, training, marketing, rent, travel and supplies, are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Valuation of Merchandise Inventories, Net

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

Prepaid Expenses

Prepaid expenses include the prepayment of various operating costs such as insurance, rent, property taxes, software maintenance and supplies, which are expensed when the operating cost is realized. Prepaid expenses also include the purchase of seasonal fish and game licenses from certain state and federal governmental agencies. The Company has a right to return these licenses if they are unsold. The prepaid expenses associated with seasonal fish and game licenses totaled $0.4 million and $2.7 million as of January 2, 2011 and January 3, 2010, respectively.

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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company performed an annual impairment test as of the end of fiscal 2010, 2009 and 2008, and determined that goodwill was not impaired. Furthermore, as of January 2, 2011, no goodwill impairment losses have been recognized since the adoption of ASC 350.

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the cash flows expected to result from the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

The Company determined the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales, margins, operating expense and advertising expense in relation to the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

The Company’s evaluation resulted in no long-lived asset impairment charges during fiscal 2010, 2009 and 2008.

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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.6 million and $0.5 million as of January 2, 2011 and January 3, 2010, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $7.8 million and $6.8 million as of January 2, 2011 and January 3, 2010, respectively, of which $3.5 million and $2.5 million were recorded as a component of accrued expenses as of January 2, 2011 and January 3, 2010, respectively, and $4.3 million and $4.3 million were recorded as a component of other long-term liabilities as of January 2, 2011 and January 3, 2010, respectively, in the accompanying consolidated balance sheets.

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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 2, 2011 and January 3, 2010, the Company had no accrued interest or penalties.

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

The Company purchases merchandise from over 750 suppliers, and the Company’s 20 largest suppliers accounted for 35.8% of total purchases in fiscal 2010. One vendor represented greater than 5% of total purchases, at 6.1%, in fiscal 2010. A significant portion of the Company’s purchases is manufactured abroad in countries such as China, Taiwan and South Korea. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

The Company could be exposed to credit risk in the event of nonperformance by any lender under its revolving credit facility. Currently, there continues to be uncertainty in the financial and capital markets. The uncertainty in the market brings additional potential risks to the Company, including higher costs of credit, potential lender defaults, and potential commercial bank failures. The Company has received no indication that any such events will negatively impact the lenders under its current revolving credit facility; however, the possibility does exist.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 2,	January 3,
	2011	2010
	(In thousands)

Land	$186	$186
Building	434	434
Leasehold improvements	107,449	97,753
Furniture and equipment	122,438	119,026

	230,507	217,399
Accumulated depreciation and amortization	(152,218)	(136,209)

	78,289	81,190
Assets not placed into service	3,044	627

Property and equipment, net	$81,333	$81,817

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $9.8 million, $10.7 million and $10.7 million for fiscal 2010, 2009 and 2008, respectively. Amortization expense for leasehold improvements was $8.8 million, $8.7 million and $8.4 million for fiscal 2010, 2009 and 2008, respectively. The gross cost of equipment under capital leases, included above, was $7.5 million and $7.9 million as of January 2, 2011 and January 3, 2010, respectively. The accumulated amortization related to these capital leases was $3.0 million and $3.3 million as of January 2, 2011 and January 3, 2010, respectively.

(4)	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings.

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	January 2,	January 3,
	2011	2010
	(In thousands)

Payroll and related expense	$18,920	$18,472
Sales tax	10,359	10,379
Occupancy costs	8,573	7,634
Advertising	6,603	6,202
Other	19,937	16,627

Accrued expenses	$64,392	$59,314

(6)	Lease Commitments

The Company currently leases stores, distribution and headquarters facilities under non-cancelable operating leases. The Company’s leases generally contain multiple renewal options for periods ranging from five to ten years and require the Company to pay all executory costs such as maintenance and insurance. Certain of the Company’s store leases provide for the payment of contingent rent based on a percentage of sales.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Rent expense for operating leases consisted of the following:

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
	(In thousands)

Rent expense	$55,732	$54,901	$52,699
Contingent rent	1,423	1,149	818

Total rent expense	$57,155	$56,050	$53,517

Rent expense includes sublease rent income of $0.3 million, $0.2 million and $0.1 million for fiscal 2010, 2009 and 2008, respectively.

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of January 2, 2011 are as follows:

	Capital	Operating
Year Ending:	Leases	Leases	Total
	(In thousands)

2011	$2,069	$61,998	$64,067
2012	866	57,994	58,860
2013	479	53,451	53,930
2014	266	45,691	45,957
2015	71	34,522	34,593
Thereafter	—	70,113	70,113

Total minimum lease payments	3,751	$323,769	$327,520

Imputed interest	(257)

Present value of minimum lease payments	$3,494

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

On October 18, 2010, the Company terminated its prior financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) and a syndicate of other lenders, as amended (the “Prior Financing Agreement”) and replaced it with a new credit agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders. Initial borrowings under the New Credit Agreement on October 18, 2010 were used to, among other things, repay all of the Company’s outstanding indebtedness under the Prior Financing Agreement with CIT, at which time the Prior Financing Agreement was terminated.

The New Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the New Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans.

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

The applicable margin from October 18, 2010 through January 2, 2011 was set forth as Level II in the table below. Thereafter, the applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

		LIBO Rate	Base Rate
Level	Average Daily Excess Availability	Applicable Margin	Applicable Margin

I	Greater than 50% of the Loan Cap	2.00%	1.00%
II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%

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

All amounts outstanding under the Credit Facility will mature and become due on October 18, 2014. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBO rate loans. The commitments under the Credit Facility may be irrevocably reduced or terminated by the Company at any time without premium or penalty.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

If at any time the aggregate amount of the loans outstanding under the Credit Facility, together with letters of credit, exceeds the Loan Cap as of that date, then the Company must immediately repay loans and, if necessary thereafter, cash collateralize letters of credit in an aggregate amount equal to such excess.

The Company’s New Credit Agreement contains covenants that limit the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments.

In addition, if at any time the excess of the Loan Cap over amounts outstanding under the Credit Facility (the “Excess Availability”) falls below 12.50% of the Loan Cap, the Company must maintain a minimum consolidated fixed charge coverage ratio (as defined in the New Credit Agreement), calculated monthly on a trailing twelve months basis, of not less than 1.0:1.0, until such time as Excess Availability has equaled or exceeded 12.50% of the Loan Cap at all times for 60 consecutive calendar days.

The Company may declare or pay cash dividends or repurchase stock only if (i) no default or event of default then exists or would arise from such dividend or repurchase of stock, (ii) after giving effect to such payment, Adjusted Excess Availability (an amount equal to the Borrowing Base minus the outstanding amount of Loans and Letters of Credit) on a pro forma basis is projected to be equal to or greater than $30.0 million for the immediately following 90 days, (iii) after giving effect to such payment, Excess Availability on a pro forma basis is projected to be equal to or greater than $10.0 million for the immediately following 90 days, and (iv) after giving effect to such payment, the consolidated fixed charge coverage ratio on a pro forma basis for the immediately preceding 12 fiscal months is greater than 1.0:1.0.

The New Credit Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the Credit Facility, failure to pay any interest or other amounts under the Credit Facility for five days after becoming due, failure to comply with certain agreements or covenants contained in the New Credit Agreement, failure to satisfy certain judgments against the Company, failure to pay when due (or any other default which does or may lead to the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

Obligations under the New Credit Agreement are secured by a general lien and perfected security interest in substantially all of the Company’s assets, including accounts receivable, documents, equipment, general intangibles and inventory.

The Prior Financing Agreement originally provided for a line of credit up to $175.0 million that was permanently reduced to $140.0 million in the second quarter of fiscal 2010. The initial termination date of the Prior Financing Agreement was March 20, 2011. The Prior Financing Agreement provided for interest at various rates based on the Company’s overall borrowings, with a floor of the LIBO rate plus 1.00% or the JP Morgan Chase Bank prime lending rate and a ceiling of the LIBO rate plus 1.50% or the JP Morgan Chase Bank prime lending rate. An annual fee of 0.325%, payable monthly, was assessed on the unused portion of the revolving credit facility.

In connection with the termination of the Prior Financing Agreement, the Company recorded in interest expense a one-time early termination fee and wrote off the remaining deferred debt issuance costs totaling $0.3 million. The Company also capitalized $1.3 million of debt issuance costs associated with the New Credit Agreement into other assets as of January 2, 2011.

Additionally, based on terms of the New Credit Agreement as of October 2010, the Company changed the cash flow presentation of its borrowing activity under the revolving credit facility from a net presentation basis to a gross presentation basis.

Long-term revolving credit borrowings were $48.3 million and $55.0 million as of January 2, 2011, and January 3, 2010, respectively, and total remaining borrowing availability, after subtracting letters of credit, was $90.9 million and $94.3 million as of January 2, 2011 and January 3, 2010, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

At January 2, 2011 and January 3, 2010, the one-month LIBO rate was 0.3% and 0.3%, respectively. On January 2, 2011 the Wells Fargo Bank prime lending rate was 3.25%, and on January 3, 2010 the JP Morgan Chase Bank prime lending rate was 3.25%. On January 2, 2011 and January 3, 2010, the Company had borrowings outstanding bearing interest at both LIBO and the prime lending rates as follows:

	January 2,	January 3,
	2011	2010
	(In thousands)

LIBO rate	$34,000	$44,000
Prime lending rate	14,313	10,955

Total borrowings	$48,313	$54,955

(8)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)

2010:
Federal	$11,747	$(2,216)	$9,531
State	2,600	(577)	2,023

	$14,347	$(2,793)	$11,554

2009:
Federal	$9,376	$2,336	$11,712
State	1,384	310	1,694

	$10,760	$2,646	$13,406

2008:
Federal	$6,937	$(67)	$6,870
State	2,428	(798)	1,630

	$9,365	$(865)	$8,500

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
	(In thousands)

Tax expense at statutory rate	$11,240	$12,326	$7,842
State taxes, net of federal benefit	1,485	1,651	1,087
Tax credits and other	(1,171)	(571)	(429)

	$11,554	$13,406	$8,500

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 2,	January 3,
	2011	2010
	(In thousands)

Deferred tax assets:
Deferred rent	$11,000	$10,453
Share-based compensation	3,580	3,127
Inventory	1,151	1,010
Accrued legal fees	951	—
Other	10,028	9,595

Deferred tax assets	26,710	24,185
Deferred tax liabilities — basis difference in fixed assets	(4,867)	(5,135)

Net deferred tax assets	$21,843	$19,050

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2007 and after, and state and local income tax returns are open for fiscal years 2006 and after.

At January 2, 2011 and January 3, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 2, 2011 and January 3, 2010, the Company had no accrued interest or penalties.

(9)	Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, which is reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share is calculated by using the weighted-average shares of common stock outstanding adjusted to include the potentially dilutive effect of outstanding share option awards and nonvested share awards.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
	(In thousands, except per share data)

Net income	$20,562	$21,811	$13,904

Weighted-average shares of common stock outstanding:
Basic	21,552	21,434	21,608
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	338	223	11

Diluted	21,890	21,657	21,619

Basic earnings per share	$0.95	$1.02	$0.64

Diluted earnings per share	$0.94	$1.01	$0.64

The computation of diluted earnings per share for fiscal 2010, 2009 and 2008 does not include share option awards in the amounts of 892,499, 923,559 and 1,365,271, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2010 and 2009 does not include nonvested share awards in the amount of 183 shares and 6,760 shares, respectively, that were outstanding and antidilutive. No nonvested share awards were antidilutive for fiscal 2008.

The Company has not repurchased any shares of its common stock since fiscal 2008, when it repurchased 600,999 shares for $5.3 million. Since the inception of the Company’s initial share repurchase program in May 2006 through January 2, 2011, the Company has repurchased a total of 1,369,085 shares for $20.8 million, leaving a total of $14.2 million available for share repurchases under the current share repurchase program.

(10)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized $1.9 million for fiscal 2010, $2.0 million for fiscal 2009 and $2.2 million for fiscal 2008 in employer matching and profit-sharing contributions.

(11)	Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from Musick, Peeler & Garrett LLP amounting to $0.6 million, $0.5 million and $0.8 million in fiscal 2010, 2009 and 2008, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $75,000 and $22,000 as of January 2, 2011 and January 3, 2010, respectively.

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2010, 2009 and 2008, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million, $0.4 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively, to provide for a liability for the future obligations under

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $1.7 million and $1.8 million as of January 2, 2011 and January 3, 2010, respectively. The short-term portion of this liability is recorded in accrued expenses, and the long-term portion is recorded in other long-term liabilities.

(12)	Commitments and Contingencies

On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement. On November 9, 2010, the plaintiff filed a motion for final approval of the settlement with the court. On January 24, 2011, the court granted final approval of the settlement, reduced the award of plaintiff’s attorneys’ fees, and instructed plaintiff’s counsel to prepare a written order on final approval of the settlement. Plaintiff’s counsel has notified the Company that plaintiff intends to file a motion requesting the court to reconsider its reduction of the plaintiff’s attorneys’ fees award. The Company’s estimated liability of $1.4 million under the settlement, inclusive of payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency, has been included within the Company’s accrued liabilities for legal matters as of January 2, 2011. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once the court enters the written order granting final approval, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit.

On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The court has scheduled a hearing for March 18, 2011 to consider the plaintiff’s motion for preliminary

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

approval of the settlement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is settled or resolved unfavorably to the Company, this litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.

On February 22, 2011, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049, alleging violations of the California Civil Code and Business and Professions Code. Also on February 22, 2011, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477, alleging violations of the California Civil Code. On February 28, 2011, the Company was served with a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459, alleging violations of the California Civil Code. On February 25, 2011, a complaint was filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123, alleging violations of the California Civil Code. The Company has not yet been served in the Holmes action, but has reviewed a copy of the complaint. Each of the four complaints was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, statutory penalties, attorneys’ fees and costs. The Valiente complaint also seeks restitution of property and injunctive relief to require the Company to discontinue the allegedly improper conduct. The Mossler complaint also seeks unspecified injunctive relief. The Holmes complaint also seeks injunctive relief to require the Company to discontinue the allegedly improper conduct. The Company intends to defend each suit vigorously. The Company is not able to estimate a range of potential loss in the event of an unfavorable outcome in any of these cases at the present time. If any of these cases are resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(13)	Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive share option awards and non-qualified share option awards to the Company’s employees, directors and specified consultants. Share option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted share option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at January 2, 2011, no shares remained available for future grant and 993,700 share option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

stock of the Company by reason of any reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and cancelled the 2002 Plan. The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company, plus any shares subject to awards granted under the 2002 Plan which are forfeited, expire or are cancelled after April 24, 2007 (the effective date of the 2007 Plan). This amount represents the amount of shares that remained available for grant under the 2002 Plan as of April 24, 2007. Awards under the 2007 Plan may consist of share option awards (both incentive share option awards and non-qualified share option awards), stock appreciation rights, nonvested share awards, other stock unit awards, performance awards, or dividend equivalents. Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than share option awards or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit as 2.5 shares for every one share granted. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding share option awards will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Share option awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Share option and nonvested share awards provide for accelerated vesting if there is a change in control. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. Upon the grant of nonvested share awards or the exercise of granted share option awards, shares are expected to be issued from new shares which were registered for the 2007 Plan. In fiscal 2010, the Company granted 172,000 nonvested share awards and 12,000 share option awards to certain employees, as defined by ASC 718, Compensation — Stock Compensation, under the 2007 Plan. At January 2, 2011, 858,900 shares remained available for future grant and 801,850 share option awards and 233,750 nonvested share awards remained outstanding under the 2007 Plan.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense, net of estimated forfeitures, using the fair-value method on a straight-line basis over the requisite service period for share option awards and nonvested share awards granted which vested during the period. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2010, 2009 and 2008 was $1.7 million, $2.1 million and $1.9 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively, and compensation expense recognized in selling and administrative expense was $1.6 million, $2.0 million and $1.8 million in fiscal 2010, 2009 and 2008, respectively. The recognized tax benefit related to compensation expense for fiscal 2010, 2009 and 2008 was $0.6 million, $0.8 million and $0.7 million, respectively. Net income for fiscal 2010, 2009 and 2008 was reduced by $1.1 million, $1.3 million and $1.2 million, respectively, or $0.05, $0.06 and $0.06 per basic and diluted share, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Risk-free interest rate	2.4%	2.3%	2.8%
Expected term	6.50 years	6.50 years	6.18 years
Expected volatility	55.2%	55.2%	45.9%
Expected dividend yield	1.54%	4.07%	4.02%

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

The weighted-average grant-date fair value of share option awards granted for fiscal 2010, 2009 and 2008 was $6.26 per share, $1.92 per share and $2.85 per share, respectively.

A summary of the status of the Company’s share option awards is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(In Years)	Value

Outstanding at January 3, 2010	1,909,375	$13.90
Granted	12,000	13.00
Exercised	(104,175)	7.26
Forfeited or Expired	(21,650)	15.99

Outstanding at January 2, 2011	1,795,550	$14.25	5.77	$7,536,463

Exercisable at January 2, 2011	1,213,325	$17.86	4.75	$2,395,826

Vested and Expected to Vest at January 2, 2011	1,782,081	$14.32	5.75	$7,405,573

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $15.27 as of January 2, 2011, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2010 and 2009 was approximately $0.9 million and $0.3 million, respectively. No share option awards were exercised in fiscal 2008. The total cash received from employees as a result of employee share option award exercises for fiscal 2010 and 2009 was approximately $0.8 million and $0.4 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in fiscal 2010 and 2009 totaled $0.3 million and $0.1 million, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of January 2, 2011, there was $0.9 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Nonvested Share Awards

The following table details the Company’s nonvested share awards activity for fiscal 2010:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at January 3, 2010	92,925	$8.60
Granted	172,000	15.52
Vested	(29,875)	8.45
Forfeited	(1,300)	12.71

Balance at January 2, 2011	233,750	$13.69

The weighted-average grant-date fair value of nonvested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant date fair value of nonvested share awards granted in fiscal 2010, 2009 and 2008 was $15.52, $13.17 and $7.92, respectively.

Nonvested share awards vest from the date of grant in four equal annual installments of 25% per year. The total fair value of nonvested share awards which vested during fiscal 2010 and 2009 was $0.5 million and $0.2 million, respectively. No nonvested share awards were vested during fiscal 2008, since no nonvested share awards were granted prior to fiscal 2008.

As of January 2, 2011, there was $2.4 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(14)	Selected Quarterly Financial Data (unaudited)

Fiscal 2010

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)(2)
	(In thousands, except per share data)

Net sales	$218,521	$219,828	$231,753	$226,711
Gross profit	$71,550	$72,966	$77,416	$75,780
Net income	$5,033	$4,752	$6,823	$3,954
Net income per share (basic)	$0.23	$0.22	$0.32	$0.18
Net income per share (diluted)	$0.23	$0.22	$0.31	$0.18

Fiscal 2009

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)(3)
	(In thousands, except per share data)

Net sales	$210,291	$216,040	$231,582	$237,629
Gross profit	$67,072	$71,331	$78,509	$80,839
Net income	$2,760	$4,655	$8,011	$6,386
Net income per share (basic)	$0.13	$0.22	$0.37	$0.30
Net income per share (diluted)	$0.13	$0.22	$0.37	$0.29

(1)	The fourth quarter of fiscal 2010 included 13 weeks, compared with the fourth quarter of fiscal 2009 which included 14 weeks.

(2)	In the fourth quarter of fiscal 2010, the Company recorded a net pre-tax charge of $2.3 million, reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. This charge reduced net income in fiscal 2010 by $1.5 million, or $0.07 per diluted share.

(3)	In the fourth quarter of fiscal 2009, the Company recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(15)	Subsequent Event

In the first quarter of fiscal 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2011 to stockholders of record as of March 8, 2011.

BIG 5 SPORTING GOODS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

January 2, 2011
Allowance for doubtful receivables	$223	$22	$(44)	$201
Allowance for sales returns	1,395	93	—	1,488
Inventory reserves	4,645	5,547	(5,585)	4,607
January 3, 2010
Allowance for doubtful receivables	$305	$21	$(103)	$223
Allowance for sales returns	1,423	(28)	—	1,395
Inventory reserves	4,434	3,786	(3,576)	4,645
December 28, 2008
Allowance for doubtful receivables	$405	$130	$(230)	$305
Allowance for sales returns	1,496	(73)	—	1,423
Inventory reserves	4,713	4, 890	(5,169)	4,434

II

BIG 5 SPORTING GOODS CORPORATION
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen of Common Stock Certificate.(2)
10.1	2002 Stock Incentive Plan.(3)
10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(3)
10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation.(12)
10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(1)
10.5	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(1)
10.6	Form of Indemnification Agreement.(1)
10.7	Form of Indemnification Letter Agreement.(2)
10.8	Credit Agreement, dated as of October 18, 2010, among Big 5 Corp., Big 5 Services Corp. and Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and Swingline Lender, the Lenders named therein, and Bank of America, N.A. as Documentation Agent.(5)
10.9	Security Agreement, dated as of October 18, 2010, among Big 5 Corp., Big 5 Services Corp. and Big 5 Sporting Goods Corporation and Wells Fargo Bank, National Association, as Collateral Agent.(5)
10.10	Guaranty, dated as of October 18, 2010, by Big 5 Sporting Goods Corporation in favor of Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders described therein.(5)
10.11	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(6)
10.12	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan.(7)
10.13	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan.(7)
10.14	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp.(8)
10.15	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp.(9)
10.16	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan.(10)
10.17	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan.(10)
10.18	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan.(11)
14.1	Code of Business Conduct and Ethics. (4)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(7)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(13)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (13)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(13)
32.1	Section 1350 Certification of Chief Executive Officer.(13)
32.2	Section 1350 Certification of Chief Financial Officer.(13)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.

E-1

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.

(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.

(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.

(7)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.

(8)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.

(10)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.

(11)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.

(12)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.

(13)	Filed herewith.

E-2