Form 10-Q
period 2011-04-03
BIG 5 SPORTING GOODS CORP
filed 2011-05-04
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 21,984,070 shares of common stock, with a par value of $0.01 per share outstanding as of April 29, 2011.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 3,	January 2,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$6,500	$5,620
Accounts receivable, net of allowances of $105 and $201, respectively	11,903	15,000
Merchandise inventories, net	255,525	254,217
Prepaid expenses	7,400	7,588
Deferred income taxes	8,958	9,447

Total current assets	290,286	291,872

Property and equipment, net	78,026	81,333
Deferred income taxes	12,959	12,396
Other assets, net of accumulated amortization of $151 and $69, respectively	2,247	2,322
Goodwill	4,433	4,433

Total assets	$387,951	$392,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,148	$94,818
Accrued expenses	55,342	64,392
Current portion of capital lease obligations	1,697	1,925

Total current liabilities	152,187	161,135

Deferred rent, less current portion	23,489	24,349
Capital lease obligations, less current portion	1,374	1,569
Long-term debt	51,808	48,313
Other long-term liabilities	6,883	6,264

Total liabilities	235,741	241,630

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,466,120 and 23,315,832 shares, respectively; outstanding 21,982,825 and 21,832,537 shares, respectively	235	233
Additional paid-in capital	98,270	97,910
Retained earnings	75,071	73,949
Less: Treasury stock, at cost; 1,483,295 shares	(21,366)	(21,366)

Total stockholders’ equity	152,210	150,726

Total liabilities and stockholders’ equity	$387,951	$392,356

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended
	April 3,	April 4,
	2011	2010

Net sales	$221,143	$218,521

Cost of sales	148,960	146,971

Gross profit	72,183	71,550

Selling and administrative expense	67,262	63,063

Operating income	4,921	8,487

Interest expense	605	404

Income before income taxes	4,316	8,083

Income taxes	1,556	3,050

Net income	$2,760	$5,033

Earnings per share:
Basic	$0.13	$0.23

Diluted	$0.13	$0.23

Dividends per share	$0.075	$0.05

Weighted-average shares of common stock outstanding:
Basic	21,619	21,484

Diluted	21,946	21,843

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	13 Weeks Ended
	April 3,	April 4,
	2011	2010

Cash flows from operating activities:
Net income	$2,760	$5,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,656	4,547
Share-based compensation	434	463
Excess tax benefit related to share-based awards	(68)	(136)
Amortization of debt issuance costs	82	13
Deferred income taxes	(74)	(788)
Changes in operating assets and liabilities:
Accounts receivable, net	3,097	5,656
Merchandise inventories, net	(1,308)	(9,189)
Prepaid expenses and other assets	181	556
Accounts payable	2,631	16,627
Accrued expenses and other long-term liabilities	(8,214)	(6,462)

Net cash provided by operating activities	4,177	16,320

Cash flows from investing activities:
Purchases of property and equipment	(2,467)	(1,973)

Net cash used in investing activities	(2,467)	(1,973)

Cash flows from financing activities:
Principal borrowings under current revolving credit facility	43,101	—
Principal payments under current revolving credit facility	(39,606)	—
Net principal payments under previous revolving credit facility	—	(9,451)
Changes in book overdraft	(2,133)	(3,908)
Principal payments under capital lease obligations	(531)	(497)
Proceeds from exercise of share option awards	201	151
Excess tax benefit related to share-based awards	68	136
Tax withholding payments for share-based compensation	(283)	(143)
Dividends paid	(1,647)	(1,087)

Net cash used in financing activities	(830)	(14,799)

Net increase (decrease) in cash and cash equivalents	880	(452)
Cash and cash equivalents at beginning of period	5,620	5,765

Cash and cash equivalents at end of period	$6,500	$5,313

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$108	$234

Property and equipment purchases accrued	$244	$1,004

Share-based awards vested and issued to employees	$757	$375

Supplemental disclosures of cash flow information:
Interest paid	$595	$393

Income taxes paid	$1,521	$93

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 396 stores in 12 states at April 3, 2011. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
     The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 2011 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.
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
Reporting Period
     The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2011 is comprised of 52 weeks and ends on January 1, 2012. Fiscal year 2010 was comprised of 52 weeks and ended on January 2, 2011. The fiscal interim periods in fiscal 2011 and 2010 are each comprised of 13 weeks.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Recently Issued Accounting Updates
     There have been no recently issued accounting updates that are expected to have a material impact on the Company’s Interim Financial Statements.
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
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2011). The Company recognized approximately $105,000 and $109,000 in gift card breakage revenue for the 13 weeks ended April 3, 2011 and the 13 weeks ended April 4, 2010, respectively.
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

(4)	Accrued Expenses
     Accrued expenses consist of the following:

	April 3,	January 2,
	2011	2011
	(In thousands)

Payroll and related expense	$17,585	$18,920
Occupancy costs	8,282	8,573
Sales tax	8,146	10,359
Advertising	4,323	6,603
Other	17,006	19,937

Accrued expenses	$55,342	$64,392

(5)	Long-Term Debt
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

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The Company had long-term revolving credit borrowings of $51.8 million at April 3, 2011 and $48.3 million at January 2, 2011. Total remaining borrowing availability, after subtracting letters of credit, was $87.4 million and $90.9 million as of April 3, 2011 and January 2, 2011, respectively.
     Obligations under the New Credit Agreement are secured by a general lien and perfected security interest in substantially all of the Company’s assets. The New Credit Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit the Company’s ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments.
     Based on terms of the New Credit Agreement as of October 2010, the Company has presented its cash flows related to borrowing and repayment activities under the revolving credit facility on a gross basis for the 13 weeks ended April 3, 2011.

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
     The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2007 and after, and state and local income tax returns are open for fiscal years 2006 and after.
     At April 3, 2011 and January 2, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At April 3, 2011 and January 2, 2011, the Company had no accrued interest or penalties.

(7)	Share-based Compensation
     At its discretion, the Company grants share option awards or nonvested share awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan (the “Plan”) and accounts for its share-

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
based compensation in accordance with ASC 718. The Company recognized approximately $0.4 million and $0.5 million in share-based compensation expense, including share option awards and nonvested share awards, for the 13 weeks ended April 3, 2011 and April 4, 2010, respectively.
Share Option Awards
     Share option awards granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 13 weeks ended April 3, 2011 and April 4, 2010, the Company granted no share option awards.
     As of April 3, 2011, there was $0.8 million of total unrecognized compensation cost related to nonvested share option awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Nonvested Share Awards
     In the 13 weeks ended April 3, 2011, the Company granted 149,100 nonvested share awards. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 13 weeks ended April 3, 2011 was $11.91.
     The following table details the Company’s nonvested share awards activity for the 13 weeks ended April 3, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at January 2, 2011	233,750	$13.69
Granted	149,100	11.91
Vested	(63,525)	12.79
Forfeited	(500)	13.43

Balance at April 3, 2011	318,825	$13.04

     The weighted-average grant-date fair value of nonvested share awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above.
     Nonvested share awards granted by the Company generally vest from the date of grant in four equal annual installments of 25% per year.
     As of April 3, 2011, there was $3.8 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over a weighted-average period of 3.2 years.
     To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares,

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
unless an employee elects to pay cash. In the 13 weeks ended April 3, 2011, the Company withheld 23,754 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

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
     The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
	(In thousands, except per share amounts)

Net income	$2,760	$5,033

Weighted-average shares of common stock outstanding:
Basic	21,619	21,484
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	327	359

Diluted	21,946	21,843

Basic earnings per share	$0.13	$0.23

Diluted earnings per share	$0.13	$0.23

     The computation of diluted earnings per share for the 13 weeks ended April 3, 2011 and the 13 weeks ended April 4, 2010 does not include share option awards in the amounts of 890,770 and 891,065, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks ended April 4, 2010 does not include nonvested share awards in the amounts of 38,681 shares that were outstanding and antidilutive. No nonvested share awards were antidilutive for the 13 weeks ended April 3, 2011.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(9)	Commitments and Contingencies
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement. On November 9, 2010, the plaintiff filed a motion for final approval of the settlement with the court. On January 24, 2011, the court granted final approval of the settlement, reduced the award of plaintiff’s attorneys’ fees, and instructed plaintiff’s counsel to prepare a written order on final approval of the settlement. The plaintiff filed a renewed motion for an award of attorneys’ fees and costs, and the court has not yet ruled on that motion. The Company previously recorded an estimated liability of $1.4 million under the settlement, inclusive of payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency, which has been included within the Company’s accrued liabilities for legal matters as of April 3, 2011. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once the court enters the written order granting final approval, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit.
     On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. On March 21, 2011, the court granted preliminary approval of the settlement. The court has scheduled a hearing for July 29, 2011 to consider granting final approval of the settlement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is settled or resolved unfavorably to the Company, this litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company was served on the following dates with the following eight complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049, alleging violations of the California Civil Code and Business and Professions Code; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477, alleging violations of the California Civil Code; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459, alleging violations of the California Civil Code; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300, alleging violations of the California Civil Code; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123, alleging violations of the California Civil Code; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
508829, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; and (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK, alleging violations of the California Civil Code. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, some or all of the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On March 18, 2011, the plaintiff in the Matatova case and the plaintiff in the Nelson case jointly filed with the Judicial Council of California a Petition for Coordination. On April 1, 2011, the Company filed with the California Superior Court in the County of Los Angeles a Motion to Transfer and Consolidate Actions. The Company intends to defend each suit vigorously. The Company is not able to estimate a range of potential loss in the event of an unfavorable outcome in any of these cases at the present time. If any of these cases are resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(10)	Subsequent Event
     In the second quarter of fiscal 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on June 15, 2011 to stockholders of record as of June 1, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of April 3, 2011, and the related condensed consolidated statements of operations and cash flows for the 13 week periods ended April 3, 2011 and April 4, 2010. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of January 2, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 2, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
May 4, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
Overview
     We are a leading sporting goods retailer in the western United States, operating 396 stores in 12 states under the name “Big 5 Sporting Goods” at April 3, 2011. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.
Executive Summary
     Our operating results for the first quarter of fiscal 2011 and the first quarter of fiscal 2010 reflected unfavorable macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession and uncertainty in the financial sector. If measures implemented by the federal and state governments or private sector spending fail to stimulate a prolonged economic recovery, this economic weakness could continue, which may continue to impact our operating results.
•
Net sales for the first quarter of fiscal 2011 increased 1.2% to $221.1 million compared to $218.5 million for the first quarter of fiscal 2010. The increase in net sales was attributable to an increase in new store sales. Same store sales decreased 0.9% in the 13 weeks ended April 3, 2011 versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons. Net sales, including same store sales, this year also reflect a benefit over the prior year from the calendar shift of the Easter holiday, during which our stores are closed, out of the first fiscal quarter and into the second fiscal quarter this year.

•
Net income for the first quarter of fiscal 2011 decreased 45.2% to $2.8 million, or $0.13 per diluted share, compared to $5.0 million, or $0.23 per diluted share, for the first quarter of fiscal 2010. The decrease in net income primarily reflected higher selling and administrative expense that was not offset by the increase in overall net sales, primarily as a result of a lack of same store sales growth.

•
Gross profit as a percentage of net sales for the first quarter of fiscal 2011 decreased by 10 basis points to 32.6% compared to the first quarter of fiscal 2010, primarily as a result of higher store occupancy costs reflecting an increased store count.

•
Selling and administrative expense for the first quarter of fiscal 2011 increased 6.7% to $67.3 million, or 30.4% of net sales, compared to $63.1 million, or 28.8% of net sales, for the first quarter of fiscal 2010. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings and increased employee benefit costs.

•
Operating income for the first quarter of fiscal 2011 decreased 42.0% to $4.9 million, or 2.2% of net sales, compared to $8.5 million, or 3.9% of net sales, for the first quarter of fiscal 2010. The lower operating income primarily reflected higher selling and administrative expense that was not offset by the increase in overall net sales, primarily as a result of a lack of same store sales growth.

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended April 3, 2011 Compared to 13 Weeks Ended April 4, 2010
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 3, 2011		April 4, 2010
	(In thousands, except percentages)

Net sales	$221,143	100.0%	$218,521	100.0%
Cost of sales (1)	148,960	67.4	146,971	67.3

Gross profit	72,183	32.6	71,550	32.7
Selling and administrative expense (2)	67,262	30.4	63,063	28.8

Operating income	4,921	2.2	8,487	3.9
Interest expense	605	0.3	404	0.2

Income before income taxes	4,316	1.9	8,083	3.7
Income taxes	1,556	0.7	3,050	1.4

Net income	$2,760	1.2%	$5,033	2.3%

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

     Net Sales. Net sales increased by $2.6 million, or 1.2%, to $221.1 million in the 13 weeks ended April 3, 2011 from $218.5 million in the same period last year. The change in net sales reflected the following:
•
New store sales increased by $6.5 million in the 13 weeks ended April 3, 2011 from the same period last year, reflecting the opening of 12 new stores, net of relocations, since January 3, 2010. The increase in new store sales was partially offset by a reduction in closed store sales of $2.1 million.

•
Same store sales decreased $1.9 million, or 0.9%, for the 13 weeks ended April 3, 2011, versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•	Customer traffic into our retail stores decreased for the 13 weeks ended April 3, 2011 versus the comparable 13-week period in the prior year.

•
Net sales in the first quarter of fiscal 2011 also reflected a benefit over the prior year from the calendar shift of the Easter holiday, during which our stores are closed, out of the first fiscal quarter and into the second fiscal quarter this year.

     Store count at April 3, 2011 was 396 versus 386 at April 4, 2010. We opened two new stores, both of which were relocations, and closed two stores related to 2010 relocations in the 13 weeks ended April 3, 2011. We opened two new stores, net of relocations, in the 13 weeks ended April 4, 2010. Excluding stores closed as part of relocations that began last year, we currently expect to open between 10 and 15 net new stores in fiscal 2011.
     Gross Profit. Gross profit increased by $0.6 million, or 0.9%, to $72.2 million, or 32.6% of net sales, in the 13 weeks ended April 3, 2011 from $71.6 million, or 32.7% of net sales, in the 13 weeks ended April 4, 2010. The change in gross profit was primarily attributable to the following:
•	Net sales increased $2.6 million year over year in the first quarter of fiscal 2011.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, increased 12 basis points versus the first quarter last year.

•	Store occupancy costs increased by $0.8 million, or 26 basis points, year over year, primarily reflecting the expense for new stores.
     Selling and Administrative Expense. Selling and administrative expense increased by $4.2 million to $67.3 million, or 30.4% of net sales, in the 13 weeks ended April 3, 2011 from $63.1 million, or 28.8% of net sales, in the same period last year. The increase in selling and administrative expense compared to the prior year was largely attributable to an increase in store-related expense, excluding occupancy, of $3.1 million due mainly to higher labor and operating costs to support the increase in store count and increased employee benefit costs, as well as an increase in advertising expense of $0.8 million to support sales.

     Interest Expense. Interest expense increased by $0.2 million to $0.6 million in the 13 weeks ended April 3, 2011 compared to the same period last year. This increase reflects an increase in average interest rates of approximately 110 basis points, due largely to higher applicable margins under our new credit agreement, to 2.8% in the first quarter of fiscal 2011 from 1.7% in the same period last year, offset slightly by a reduction in average debt levels of approximately $0.6 million to $55.7 million in the first quarter of fiscal 2011 from $56.3 million in the first quarter last year.
     Income Taxes. The provision for income taxes was $1.6 million for the 13 weeks ended April 3, 2011 and $3.1 million for the 13 weeks ended April 4, 2010. Our effective tax rate was 36.1% for the first quarter of fiscal 2011 compared with 37.7% for the first quarter of fiscal 2010. Our lower effective tax rate for the first quarter of fiscal 2011 compared to the same period last year primarily reflects our lower pre-tax income for the current year.
Liquidity and Capital Resources
     Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility. On October 18, 2010, we refinanced our revolving credit facility. We believe our cash and cash equivalents on hand, future cash flows from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next 12 months. There is no assurance, however, that we will be able to generate sufficient cash flows from operations or maintain our ability to borrow under our revolving credit facility.
     We ended the first quarter of fiscal 2011 with $6.5 million of cash and cash equivalents compared with $5.3 million at the end of the same period in fiscal 2010. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
	(In thousands)

Net cash provided by (used in):
Operating activities	$4,177	$16,320
Investing activities	(2,467)	(1,973)
Financing activities	(830)	(14,799)

Net increase (decrease) in cash and cash equivalents	$880	$(452)

     Operating Activities. Net cash provided by operating activities for the 13 weeks ended April 3, 2011 and April 4, 2010 was $4.2 million and $16.3 million, respectively. The decrease in cash provided by operating activities for the 13 weeks ended April 3, 2011 compared to the same period last year primarily reflects lower net income for the current year and a smaller increase in accounts payable due to lower inventory purchases and the timing of such purchases earlier in the quarter, along with a smaller reduction in accounts receivable.

     Investing Activities. Net cash used in investing activities for the 13 weeks ended April 3, 2011 and April 4, 2010 was $2.5 million and $2.0 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the net cash used in investing activities for both periods.
     Financing Activities. Net cash used in financing activities for the 13 weeks ended April 3, 2011 and April 4, 2010 was $0.8 million and $14.8 million. In the first quarter of fiscal 2011, borrowings under our revolving credit facility increased, while cash was used to pay down borrowings under our revolving credit facility in the first quarter of fiscal 2010. For both periods, cash was also used to pay dividends.
     As of April 3, 2011, we had revolving credit borrowings of $51.8 million and letter of credit commitments of $0.8 million outstanding. These balances compare to revolving credit borrowings of $48.3 million and letter of credit commitments of $0.8 million outstanding as of January 2, 2011 and revolving credit borrowings of $45.5 million and letter of credit commitments of $2.6 million outstanding as of April 4, 2010.
     The increase in revolving credit borrowings at the end of the first quarter of fiscal 2011 compared to the same period last year primarily reflects higher inventory levels due to lower than anticipated sales, combined with lower accounts payable as a result of reduced inventory purchases for the current year along with the timing of payments. Cash balances were also $1.2 million higher year over year, which were used to pay down debt subsequent to the end of the first quarter of fiscal 2011.
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
     The New Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the New Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility will mature and become due on October 18, 2014. As of April 3, 2011 and January 2, 2011, our total remaining borrowing availability under the New Credit Agreement, after subtracting letters of credit, was $87.4 million and $90.9 million, respectively.

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
     Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, the applicable interest rate will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter:

		LIBO Rate	Base Rate
		Applicable	Applicable
Level	Average Daily Excess Availability	Margin	Margin
I	Greater than 50% of the Loan Cap	2.00%	1.00%

II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%
     Obligations under the Credit Facility are secured by a general lien and perfected security interest in substantially all of our assets. Our New Credit Agreement contains covenants that require us to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit our ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. We may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and fixed charge coverage ratio requirements are satisfied. The New Credit Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the Credit Facility, failure to pay any interest or other amounts under the Credit Facility for five days after becoming due, failure to comply with certain agreements or covenants contained in the New Credit Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which does or may lead to the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.
     Future Capital Requirements. We had cash on hand of $6.5 million at April 3, 2011. We expect capital expenditures for the last three quarters of fiscal 2011, excluding non-cash property and equipment acquisitions, to range from approximately $8.0 million to $12.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. We anticipate opening between 10 and 15 net new stores in fiscal 2011.
     Quarterly dividend payments of $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, were paid in fiscal 2010. In the first quarter of fiscal 2011, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share, which was paid on March 22, 2011 to stockholders of record as of March 8, 2011. In the second quarter of fiscal 2011, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on June 15, 2011 to stockholders of record as of June 1, 2011.
     As of April 3, 2011, a total of $14.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. Due to the economic recession, we discontinued share repurchases in fiscal 2009 and fiscal 2010.
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
     Issued and outstanding letters of credit were $0.8 million at April 3, 2011, and were related primarily to importing merchandise and funding insurance program liabilities.
     Our material contractual obligations include capital lease obligations, borrowings under our Credit Facility, certain occupancy costs related to our leased properties and other liabilities. Capital lease obligations consist principally of leases for some of our distribution center delivery tractors, management information systems hardware and point-of-sale equipment for our stores. Our Credit Facility debt fluctuates daily depending on operating, investing and financing cash flows. Occupancy costs include estimated property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal of leasehold improvements for certain stores upon termination of their leases.
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, is a discussion of our future obligations and commitments as of January 2, 2011. In the 13 weeks ended April 3, 2011, our revolving credit borrowings increased by $3.5 million from the end of fiscal 2010. We entered into new operating lease agreements in relation to our business operations during the 13 weeks ended April 3, 2011. We do not believe that these operating leases or the increase in our revolving credit borrowings would materially change our contractual obligations or commitments presented as of January 2, 2011.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, we consider our estimates on inventory valuation, impairment of long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended April 3, 2011.

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
     Beginning in the second half of fiscal 2010 and continuing into fiscal 2011, we are experiencing increasing inflation in the purchase cost, including transportation cost, of certain products received or expected to be received in fiscal 2011. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which could adversely impact our operating results.
Recently Issued Accounting Updates
     See Note 2 to Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
     This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher costs associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at April 3, 2011, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at April 3, 2011.

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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended April 3, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement. On November 9, 2010, the plaintiff filed a motion for final approval of the settlement with the court. On January 24, 2011, the court granted final approval of the settlement, reduced the award of plaintiff’s attorneys’ fees, and instructed plaintiff’s counsel to prepare a written order on final approval of the settlement. The plaintiff filed a renewed motion for an award of attorneys’ fees and costs, and the court has not yet ruled on that motion. The Company previously recorded an estimated liability of $1.4 million under the settlement, inclusive of payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency, which has been included within the Company’s accrued liabilities for legal matters as of April 3, 2011. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once the court enters the written order granting final approval, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit.
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

During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. On March 21, 2011, the court granted preliminary approval of the settlement. The court has scheduled a hearing for July 29, 2011 to consider granting final approval of the settlement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is settled or resolved unfavorably to the Company, this litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company was served on the following dates with the following eight complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049, alleging violations of the California Civil Code and Business and Professions Code; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477, alleging violations of the California Civil Code; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459, alleging violations of the California Civil Code; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300, alleging violations of the California Civil Code; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123, alleging violations of the California Civil Code; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; and (8) on

April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK, alleging violations of the California Civil Code. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, some or all of the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On March 18, 2011, the plaintiff in the Matatova case and the plaintiff in the Nelson case jointly filed with the Judicial Council of California a Petition for Coordination. On April 1, 2011, the Company filed with the California Superior Court in the County of Los Angeles a Motion to Transfer and Consolidate Actions. The Company intends to defend each suit vigorously. The Company is not able to estimate a range of potential loss in the event of an unfavorable outcome in any of these cases at the present time. If any of these cases are resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors
     There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The Company made no stock repurchases under previously announced share repurchase plans during the fiscal quarter ended April 3, 2011. As discussed in Note 7 to the Interim Financial Statements in this report, in the first quarter of fiscal 2011, the Company withheld shares to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees. This withholding of shares is shown in the tabular summary below:
ISSUER PURCHASES OF EQUITY SECURITIES (1)

					Total	Maximum
					Number of	Number (or
					Shares	Approximate
					Purchased	Dollar Value)
					as Part of	of Shares that
	Total				Publicly	May Yet Be
	Number of		Average		Announced	Purchased
	Shares		Price Paid		Plans or	Under the Plans
Fiscal Period	Purchased		per Share		Programs	or Programs (4)

January 3 — January 30	—		—		—	$14,207,000
January 31 — February 27	—		—		—	$14,207,000
February 28 — April 3	23,754	(2)	$11.91	(3)	—	$14,207,000

Total	23,754		$11.91		—	$14,207,000

(1)
The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. Generally, the Company may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists under the Credit Facility or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, the Company would have availability (i.e., the Loan Cap less aggregate unpaid credit extensions) under the Credit Facility of at least $10 million, adjusted availability (i.e., the Borrowing Base less aggregate unpaid credit extensions) under the Credit Facility of at least $30 million and a fixed charge coverage ratio as defined in the New Credit Agreement of not less than 1.0:1.0. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, for a further discussion of the Credit Facility.

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

(4)
This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans. There were no stock repurchases under previously announced plans during the first quarter of fiscal 2011.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: May 4, 2011	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 4, 2011	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)