Form 10-Q
period 2011-07-03
BIG 5 SPORTING GOODS CORP
filed 2011-08-03
CIK 1156388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
     There were 21,997,245 shares of common stock, with a par value of $0.01 per share outstanding as of July 26, 2011.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 3,	January 2,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$5,458	$5,620
Accounts receivable, net of allowances of $109 and $201, respectively	13,970	15,000
Merchandise inventories, net	281,542	254,217
Prepaid expenses	7,683	7,588
Deferred income taxes	9,282	9,447

Total current assets	317,935	291,872

Property and equipment, net	73,820	81,333
Deferred income taxes	13,455	12,396
Other assets, net of accumulated amortization of $232 and $69, respectively	2,427	2,322
Goodwill	4,433	4,433

Total assets	$412,070	$392,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,004	$94,818
Accrued expenses	53,846	64,392
Current portion of capital lease obligations	1,418	1,925

Total current liabilities	163,268	161,135

Deferred rent, less current portion	22,572	24,349
Capital lease obligations, less current portion	1,229	1,569
Long-term debt	64,041	48,313
Other long-term liabilities	6,755	6,264

Total liabilities	257,865	241,630

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,480,090 and 23,315,832 shares, respectively; outstanding 21,996,795 and 21,832,537 shares, respectively	235	233
Additional paid-in capital	98,809	97,910
Retained earnings	76,527	73,949
Less: Treasury stock, at cost; 1,483,295 shares	(21,366)	(21,366)

Total stockholders’ equity	154,205	150,726

Total liabilities and stockholders’ equity	$412,070	$392,356

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Net sales	$219,588	$219,828	$440,731	$438,349

Cost of sales	147,846	146,862	296,806	293,833

Gross profit	71,742	72,966	143,925	144,516

Selling and administrative expense	66,844	65,002	134,106	128,065

Operating income	4,898	7,964	9,819	16,451

Interest expense	601	363	1,206	767

Income before income taxes	4,297	7,601	8,613	15,684

Income taxes	1,192	2,849	2,748	5,899

Net income	$3,105	$4,752	$5,865	$9,785

Earnings per share:
Basic	$0.14	$0.22	$0.27	$0.45

Diluted	$0.14	$0.22	$0.27	$0.45

Dividends per share	$0.075	$0.05	$0.15	$0.10

Weighted-average shares of common stock outstanding:
Basic	21,672	21,554	21,645	21,519

Diluted	21,850	21,893	21,923	21,873

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26 Weeks Ended
	July 3,	July 4,
	2011	2010

Cash flows from operating activities:
Net income	$5,865	$9,785
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,228	9,407
Impairment of store assets	576	—
Share-based compensation	897	940
Excess tax benefit related to share-based awards	(83)	(290)
Amortization of debt issuance costs	163	26
Deferred income taxes	(894)	(1,761)
(Gain) loss on disposal of property and equipment	(238)	18
Changes in operating assets and liabilities:
Accounts receivable, net	1,280	1,393
Merchandise inventories, net	(27,325)	(21,129)
Prepaid expenses and other assets	(113)	(729)
Accounts payable	11,336	12,691
Accrued expenses and other long-term liabilities	(11,202)	(9,929)

Net cash (used in) provided by operating activities	(10,510)	422

Cash flows from investing activities:
Purchases of property and equipment	(3,877)	(4,987)
Proceeds from solar energy rebate	250	—
Proceeds from disposal of property and equipment	488	4

Net cash used in investing activities	(3,139)	(4,983)

Cash flows from financing activities:
Principal borrowings under current revolving credit facility	102,916	—
Principal payments under current revolving credit facility	(87,188)	—
Net principal payments under previous revolving credit facility	—	9,127
Changes in book overdraft	2,022	(2,323)
Principal payments under capital lease obligations	(1,058)	(1,021)
Proceeds from exercise of share option awards	267	614
Excess tax benefit related to share-based awards	83	290
Tax withholding payments for share-based compensation	(283)	(143)
Dividends paid	(3,272)	(2,167)

Net cash provided by financing activities	13,487	4,377

Net decrease in cash and cash equivalents	(162)	(184)
Cash and cash equivalents at beginning of period	5,620	5,765

Cash and cash equivalents at end of period	$5,458	$5,581

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$227	$405

Property and equipment purchases accrued	$657	$911

Share-based awards vested and issued to employees	$831	$456

Solar energy rebate receivable	$500	$—

Supplemental disclosures of cash flow information:
Interest paid	$1,013	$749

Income taxes paid	$1,768	$7,365

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business
Business
     Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 395 stores in 12 states at July 3, 2011. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.
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
     Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2011). The Company recognized approximately $105,000 and $210,000 in gift card breakage revenue for the 13 and 26 weeks ended July 3, 2011 compared to approximately $108,000 and $217,000 for the 13 and 26 weeks ended July 4, 2010, respectively.
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
     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings.

(4)	Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2011, the Company recognized a pre-tax non-cash impairment charge of $0.6 million related to certain underperforming stores. The weakening sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future undiscounted cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and operating expenses. After the impairment charge, the fair values of any remaining assets of these stores are not material. This impairment charge was recorded in selling and administrative expense in the interim unaudited condensed consolidated statement of operations. No impairment charges were recognized in fiscal 2010.

(5)	Accrued Expenses
     Accrued expenses consist of the following:

	July 3,	January 2,
	2011	2011
	(In thousands)

Payroll and related expense	$17,711	$18,920
Occupancy costs	8,101	8,573
Sales tax	6,407	10,359
Advertising	4,949	6,603
Other	16,678	19,937

Accrued expenses	$53,846	$64,392

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6)	Long-Term Debt
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
     The Company had long-term revolving credit borrowings of $64.0 million at July 3, 2011 and $48.3 million at January 2, 2011. Total remaining borrowing availability, after subtracting letters of credit, was $72.4 million and $90.9 million as of July 3, 2011 and January 2, 2011, respectively.
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
     Based on terms of the New Credit Agreement as of October 2010, the Company has presented its cash flows related to borrowing and repayment activities under the revolving credit facility on a gross basis for the 26 weeks ended July 3, 2011.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(7)	Income Taxes
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
     At July 3, 2011 and January 2, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At July 3, 2011 and January 2, 2011, the Company had no accrued interest or penalties.

(8)	Share-based Compensation
     At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized approximately $0.5 million and $0.9 million in share-based compensation expense for the 13 weeks and 26 weeks ended July 3, 2011, respectively, compared to $0.5 million and $0.9 million for the 13 weeks and 26 weeks ended July 4, 2010, respectively.
Share Option Awards
     Share option awards granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 26 weeks ended July 3, 2011, the Company granted 12,000 share option awards. The weighted-average grant-date fair value per option for share option awards granted in the 26 weeks ended July 3, 2011 and July 4, 2010 was $3.12 and $6.26, respectively.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Risk-free interest rate	2.5%	2.4%	2.5%	2.4%
Expected term	7.30 years	6.50 years	7.30 years	6.50 years
Expected volatility	51.0%	55.2%	51.0%	55.2%
Expected dividend yield	3.62%	1.54%	3.62%	1.54%
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
     As of July 3, 2011, there was $0.7 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Nonvested Share Awards and Nonvested Share Unit Awards
     Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated.
     In the 26 weeks ended July 3, 2011, the Company granted 152,100 nonvested share awards. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 26 weeks ended July 3, 2011 and July 4, 2010 was $11.84 and $15.52, respectively.
     The following table details the Company’s nonvested share awards activity for the 26 weeks ended July 3, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Balance at January 2, 2011	233,750	$13.69
Granted	152,100	11.84
Vested	(72,525)	12.62
Forfeited	(2,950)	13.38

Balance at July 3, 2011	310,375	$13.04

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 26 weeks ended July 3, 2011, the Company withheld 23,754 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.
     In the 26 weeks ended July 3, 2011, the Company granted 9,000 nonvested share unit awards. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 26 weeks ended July 3, 2011 was $8.26.
     The following table details the Company’s nonvested share unit awards activity for the 26 weeks ended July 3, 2011:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value

Balance at January 2, 2011	—	$—
Granted	9,000	8.26
Vested	—	—
Forfeited	—	—

Balance at July 3, 2011	9,000	$8.26

     As of July 3, 2011, there was $3.5 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of approximately 3.0 years and 4.0 years for nonvested share awards and nonvested share unit awards, respectively.
     The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above.

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
     The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net income	$3,105	$4,752	$5,865	$9,785

Weighted-average shares of common stock outstanding:
Basic	21,672	21,554	21,645	21,519
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	178	339	278	354

Diluted	21,850	21,893	21,923	21,873

Basic earnings per share	$0.14	$0.22	$0.27	$0.45

Diluted earnings per share	$0.14	$0.22	$0.27	$0.45

     The computation of diluted earnings per share for the 13 weeks ended July 3, 2011, the 26 weeks ended July 3, 2011, the 13 weeks ended July 4, 2010 and the 26 weeks ended July 4, 2010 does not include share option awards in the amounts of 1,041,686, 911,941, 890,462 and 890,763 shares, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.
     The computation of diluted earnings per share for the 13 weeks and the 26 weeks ended July 3, 2011 does not include nonvested share awards in the amounts of 266,965 and 117 shares, respectively, that were outstanding and antidilutive, since the average market prices of these nonvested share awards exceeded their grant date fair values. No nonvested share awards were antidilutive for the 13 weeks and 26 weeks ended July 4, 2010.

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(10)	Commitments and Contingencies
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement. On November 9, 2010, the plaintiff filed a motion for final approval of the settlement with the court. On January 24, 2011, the court granted final approval of the settlement, reduced the award of plaintiff’s attorneys’ fees, and instructed plaintiff’s counsel to prepare a written order on final approval of the settlement. The plaintiff filed a renewed motion for an award of attorneys’ fees and costs, and the court granted the motion in part. On June 2, 2011, the court issued a written order granting final approval of the settlement and entered judgment on the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit. The Company previously recorded an estimated liability of $1.4 million under the settlement, inclusive of payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency, which was included within the Company’s accrued liabilities. During the second quarter of fiscal 2011, the Company paid $1.2 million, representing all payments required under the settlement.
     On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1,

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. On March 21, 2011, the court granted preliminary approval of the settlement. On July 15, 2011, the plaintiff filed with the court a motion for final approval of the settlement. On July 29, 2011, the court granted final approval of the settlement and entered judgment on the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Furthermore, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.
     The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049, alleging violations of the California Civil Code and Business and Professions Code; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477, alleging violations of the California Civil Code; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459, alleging violations of the California Civil Code; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300, alleging violations of the California Civil Code; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228,

BIG 5 SPORTING GOODS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123, alleging violations of the California Civil Code; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK, alleging violations of the California Civil Code; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213, alleging violations of the California Civil Code. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, some or all of the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases. The Company intends to defend each suit vigorously. Because these disputes remain in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to estimate a range of potential loss in the event of an unfavorable outcome in any of these cases at the present time. If any of these cases are resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(11)	Subsequent Event
     In the third quarter of fiscal 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on September 15, 2011 to stockholders of record as of September 1, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California
We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of July 3, 2011, and the related condensed consolidated statements of operations for the 13 and 26 weeks ended July 3, 2011 and July 4, 2010, and of cash flows for the 26 week periods ended July 3, 2011 and July 4, 2010. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ DELOITTE AND TOUCHE LLP
Los Angeles, California
August 3, 2011

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
Overview
     We are a leading sporting goods retailer in the western United States, operating 395 stores in 12 states under the name “Big 5 Sporting Goods” at July 3, 2011. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.
Executive Summary
     Our operating results for the second quarter of fiscal 2011 and the second quarter of fiscal 2010 continue to reflect unfavorable macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession and uncertainty in the financial sector. These conditions have led to an erosion of consumer confidence and, as long as this economic weakness continues, it is likely to continue to impact our operating results.
•
Net sales for the second quarter of fiscal 2011 decreased 0.1% to $219.6 million compared to $219.8 million for the second quarter of fiscal 2010. The decrease in net sales was primarily attributable to a decline in same store sales of 1.7% in the 13 weeks ended July 3, 2011 versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons. Net sales, including same store sales, this quarter also reflected one less shopping day compared with the prior year resulting from the calendar shift of the Easter holiday, during which our stores are closed, out of the first fiscal quarter and into the second fiscal quarter this year.

•
Net income for the second quarter of fiscal 2011 decreased 34.7% to $3.1 million, or $0.14 per diluted share, compared to $4.8 million, or $0.22 per diluted share, for the second quarter of fiscal 2010. The decrease in net income primarily reflected lower net sales and merchandise margins combined with higher selling and administrative expense.

•
Gross profit as a percentage of net sales for the second quarter of fiscal 2011 decreased by approximately 50 basis points to 32.7% compared to the second quarter of fiscal 2010, primarily as a result of lower merchandise margins.

•
Selling and administrative expense for the second quarter of fiscal 2011 increased 2.8% to $66.8 million, or 30.5% of net sales, compared to $65.0 million, or 29.6% of net sales, for the second quarter of fiscal 2010. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings, and an impairment charge as discussed in the Results of Operations section below.

•
Operating income for the second quarter of fiscal 2011 decreased 38.5% to $4.9 million, or 2.2% of net sales, compared to $8.0 million, or 3.6% of net sales, for the second quarter of fiscal 2010. The lower operating income primarily reflected lower net sales and merchandise margins combined with higher selling and administrative expense.

Results of Operations
     The results of the interim periods are not necessarily indicative of results for the entire fiscal year.
     13 Weeks Ended July 3, 2011 Compared to 13 Weeks Ended July 4, 2010
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended

	July 3, 2011		July 4, 2010

	(In thousands, except percentages)

Net sales	$219,588	100.0%	$219,828	100.0%
Cost of sales (1)	147,846	67.3	146,862	66.8

Gross profit	71,742	32.7	72,966	33.2
Selling and administrative expense (2)	66,844	30.5	65,002	29.6

Operating income	4,898	2.2	7,964	3.6
Interest expense	601	0.3	363	0.1

Income before income taxes	4,297	1.9	7,601	3.5
Income taxes	1,192	0.5	2,849	1.3

Net income	$3,105	1.4%	$4,752	2.2%

(1)
Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)
Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters and impairment charges, if any.

     Net Sales. Net sales decreased by $0.2 million, or 0.1%, to $219.6 million in the 13 weeks ended July 3, 2011 from $219.8 million in the same period last year. The change in net sales reflected the following:
•
Same store sales decreased $3.7 million, or 1.7%, for the 13 weeks ended July 3, 2011, versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•
New store sales increased by $5.8 million in the 13 weeks ended July 3, 2011 from the same period last year, reflecting the opening of nine new stores, net of relocations, since April 4, 2010. The increase in new store sales was partially offset by a reduction in closed store sales of $2.3 million.

•	Customer traffic into our retail stores decreased for the 13 weeks ended July 3, 2011 versus the comparable 13-week period in the prior year.

•
Net sales in the second quarter of fiscal 2011 reflected one less shopping day compared with the prior year resulting from the calendar shift of the Easter holiday, during which our stores are closed, out of the first fiscal quarter and into the second fiscal quarter this year.

     Store count at July 3, 2011 was 395 versus 388 at July 4, 2010. We opened no new stores, and closed one store related to a 2010 relocation in the 13 weeks ended July 3, 2011. We opened two new stores in the 13 weeks ended July 4, 2010. Excluding stores closed as part of relocations that began last year, we currently expect to open between 10 and 12 net new stores in fiscal 2011.
     Gross Profit. Gross profit decreased by $1.2 million, or 1.7%, to $71.8 million, or 32.7% of net sales, in the 13 weeks ended July 3, 2011 from $73.0 million, or 33.2% of net sales, in the 13 weeks ended July 4, 2010. The change in gross profit was primarily attributable to the following:
•
Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 75 basis points versus the second quarter last year, primarily reflecting the impact of promotional activities to stimulate sales as well as inflation in the purchase cost of product.

•
Distribution costs, including the impact of costs capitalized into inventory, decreased $0.8 million, or 38 basis points, compared to the same period last year. The decrease in distribution costs resulted primarily from higher costs capitalized into merchandise inventory due largely to the higher level of merchandise inventory at the end of the second quarter of fiscal 2011 and lower than anticipated sales during the first half of fiscal 2011.

•	Net sales decreased $0.2 million, or 0.1%, year over year in the second quarter of fiscal 2011.

     Selling and Administrative Expense. Selling and administrative expense increased by $1.8 million to $66.8 million, or 30.5% of net sales, in the 13 weeks ended July 3, 2011 from $65.0 million, or 29.6% of net sales, in the same period last year. The increase in selling and administrative expense compared to the prior year was largely attributable to an increase in store-related expense, excluding occupancy, of $1.3 million due mainly to higher labor and operating costs to support the increase in store count. We also recorded a pre-tax non-cash impairment charge of $0.6 million related to certain underperforming stores, as discussed in Note 4 to Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
     Interest Expense. Interest expense increased by $0.2 million to $0.6 million in the 13 weeks ended July 3, 2011 compared to the same period last year. This increase reflects an increase in average interest rates of approximately 110 basis points, due mainly to higher applicable margins under our new credit agreement, to 2.6% in the second quarter of fiscal 2011 from 1.5% in the same period last year. Additionally, average debt levels increased approximately $2.2 million to $59.6 million in the second quarter of fiscal 2011 from $57.4 million in the second quarter last year.
     Income Taxes. The provision for income taxes was $1.2 million for the 13 weeks ended July 3, 2011 and $2.8 million for the 13 weeks ended July 4, 2010. Our effective tax rate was 27.7% for the second quarter of fiscal 2011 compared with 37.5% for the second quarter of fiscal 2010. The lower effective tax rate for the second quarter of fiscal 2011 compared to the same period last year primarily reflects our lower pre-tax income, along with higher income tax credits for the current year.

     26 Weeks Ended July 3, 2011 Compared to 26 Weeks Ended July 4, 2010
     The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended

	July 3, 2011		July 4, 2010

	(In thousands, except percentages)

Net sales	$440,731	100.0%	$438,349	100.0%
Cost of sales (1)	296,806	67.4	293,833	67.0

Gross profit	143,925	32.6	144,516	33.0
Selling and administrative expense (2)	134,106	30.4	128,065	29.2

Operating income	9,819	2.2	16,451	3.8
Interest expense	1,206	0.3	767	0.2

Income before income taxes	8,613	1.9	15,684	3.6
Income taxes	2,748	0.6	5,899	1.4

Net income	$5,865	1.3%	$9,785	2.2%

(1)
Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory shrinkage, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)
Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters and impairment charges, if any.

     Net Sales. Net sales increased by $2.4 million, or 0.5%, to $440.7 million in the 26 weeks ended July 3, 2011 from $438.3 million in the 26 weeks ended July 4, 2010. The increase in net sales was primarily attributable to the following:
•
New store sales increased by $12.1 million, reflecting the opening of 11 new stores, net of relocations, since January 3, 2010. The increase in new store sales was partially offset by a reduction in closed store sales of $4.4 million.

•
Same store sales decreased $5.5 million, or 1.3%, in the 26 weeks ended July 3, 2011 versus the comparable 26-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable year-to-date reporting periods for year-to-date comparisons.

•	Customer traffic into our retail stores decreased for the 26 weeks ended July 3, 2011 when compared with the 26 weeks ended July 4, 2010.
     Store count at July 3, 2011 was 395 versus 388 at July 4, 2010. We opened two new stores, both of which were relocations, and closed three stores related to 2010 relocations, in the 26 weeks ended July 3, 2011, while we opened four new stores, net of relocations, in the 26 weeks ended July 4, 2010. Excluding stores closed as part of relocations that began last year, we anticipate opening between 10 and 12 net new stores in fiscal 2011.

     Gross Profit. Gross profit decreased by $0.6 million, or 0.4%, to $143.9 million, or 32.6% of net sales, in the 26 weeks ended July 3, 2011 from $144.5 million, or 33.0% of net sales, in the 26 weeks ended July 4, 2010. The change in gross profit was primarily attributable to the following:
•
Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 32 basis points year over year, primarily reflecting the impact of promotional activities to stimulate sales as well as inflation in the purchase cost of product.

•	Store occupancy costs increased by $0.8 million, or 14 basis points, year over year, primarily reflecting the expense for new stores.

•
Distribution costs, including the impact of costs capitalized into inventory, decreased $0.9 million, or 23 basis points, compared to the same period last year. The decrease in distribution costs resulted primarily from higher costs capitalized into merchandise inventory due largely to the higher level of merchandise inventory at the end of the second quarter of fiscal 2011 and lower than anticipated sales during the first half of fiscal 2011.

•	Net sales increased by $2.4 million in the 26 weeks ended July 3, 2011 compared to the 26 weeks ended July 4, 2010.
     Selling and Administrative Expense. Selling and administrative expense increased by $6.0 million to $134.1 million, or 30.4% of net sales, in the 26 weeks ended July 3, 2011 from $128.1 million, or 29.2% of net sales, in the same period last year. The increase in selling and administrative expense compared to the same period last year was largely attributable to an increase in store-related expense, excluding occupancy, of $4.4 million due mainly to higher labor and operating costs to support the increase in store count and increased employee benefit costs, as well as an increase in advertising expense of $1.2 million to support sales. The Company also recorded a pre-tax non-cash impairment charge of $0.6 million related to certain underperforming stores, as discussed in Note 4 to Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
     Interest Expense. Interest expense increased by $0.4 million to $1.2 million in the 26 weeks ended July 3, 2011 from $0.8 million in the same period last year. This increase reflects an increase in average interest rates of approximately 110 basis points, due mainly to higher applicable margins under our new credit agreement, to 2.7% in the first half of fiscal 2011 from 1.6% in the same period last year. Additionally, average debt levels increased approximately $0.8 million to $57.6 million in the first half of fiscal 2011 from $56.8 million in the same period last year.
     Income Taxes. The provision for income taxes was $2.7 million for the 26 weeks ended July 3, 2011 and $5.9 million for the 26 weeks ended July 4, 2010. Our effective tax rate was 31.9% for the first half of fiscal 2011 compared with 37.6% for the first half of fiscal 2010. Our lower effective tax rate for the first half of fiscal 2011 compared to the same period last year primarily reflects our lower pre-tax income, along with higher income tax credits for the current year.
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
     We ended the first half of fiscal 2011 with $5.5 million of cash and cash equivalents compared with $5.6 million at the end of the same period in fiscal 2010. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	July 3,	July 4,
	2011	2010
	(In thousands)

Net cash (used in) provided by:
Operating activities	$(10,510)	$422
Investing activities	(3,139)	(4,983)
Financing activities	13,487	4,377

Net decrease in cash and cash equivalents	$(162)	$(184)

     Operating Activities. Net cash used in operating activities for the 26 weeks ended July 3, 2011 was $10.5 million, and net cash provided by operating activities for the 26 weeks ended July 4, 2010 was $0.4 million. The reduction in cash flow from operating activities for the 26 weeks ended July 3, 2011 compared to the same period last year primarily reflects higher funding of merchandise inventory purchases as well as accrued expenses and other liabilities, mainly related to deferred rent, along with lower net income for the current year. Our increase in inventory purchases during the first half of this year over the first half of last year primarily reflected the addition of certain new products to stimulate sales, product cost inflation, bringing in seasonal product earlier to mitigate the impact of potential delivery delays and purchase cost increases, and opportunistic buys. Inventory levels were also higher than last year as a result of lower than anticipated current year sales.
     Investing Activities. Net cash used in investing activities for the 26 weeks ended July 3, 2011 and July 4, 2010 was $3.1 million and $5.0 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the cash used in investing activities for both periods. In the second quarter of fiscal 2011, we received proceeds of $0.5 million from the sale of owned retail property.
     Financing Activities. Net cash provided by financing activities for the 26 weeks ended July 3, 2011 and July 4, 2010 was $13.5 million and $4.4 million, respectively. For both periods, net cash was provided primarily from increased borrowings under our revolving credit facility, offset by cash used to pay dividends.
     As of July 3, 2011, we had revolving credit borrowings of $64.0 million and letter of credit commitments of $3.5 million outstanding. These balances compare to revolving credit borrowings of $48.3 million and letter of credit commitments of $0.8 million outstanding as of January 2, 2011 and revolving credit borrowings of $64.1 million and letter of credit commitments of $3.4 million outstanding as of July 4, 2010. The increase in our revolving credit borrowings from the end of fiscal 2010 is due primarily to the seasonal growth in merchandise inventory.
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
     The New Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the New Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility will mature and become due on October 18, 2014. As of July 3, 2011 and January 2, 2011, our total remaining borrowing availability under the New Credit Agreement, after subtracting letters of credit, was $72.4 million and $90.9 million, respectively.
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
     Future Capital Requirements. We had cash on hand of $5.5 million at July 3, 2011. We expect capital expenditures for the last half of fiscal 2011, excluding non-cash property and equipment acquisitions, to range from approximately $7.0 million to $9.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. We anticipate opening between 10 and 12 net new stores in fiscal 2011.
     Quarterly dividend payments of $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, were paid in fiscal 2010. In the first two quarters of fiscal 2011, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the third quarter of fiscal 2011, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on September 15, 2011 to stockholders of record as of September 1, 2011.
     As of July 3, 2011, a total of $14.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. Due to the economic recession, we discontinued share repurchases in fiscal 2009 and fiscal 2010.
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
     Issued and outstanding letters of credit were $3.5 million at July 3, 2011, and were related primarily to importing merchandise and funding insurance program liabilities.

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
     Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, is a discussion of our future obligations and commitments as of January 2, 2011. In the 26 weeks ended July 3, 2011, our revolving credit borrowings increased by $15.7 million from the end of fiscal 2010. We entered into new operating lease agreements in relation to our business operations during the 26 weeks ended July 3, 2011. We do not believe that these operating leases or the increase in our revolving credit borrowings would materially impact our contractual obligations or commitments presented as of January 2, 2011.
     In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.
Critical Accounting Estimates
     As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, we consider our estimates on inventory valuation, long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 3, 2011.
     With respect to long-lived assets, in the second quarter of fiscal 2011 we recognized a pre-tax non-cash impairment charge of $0.6 million related to certain underperforming stores. The weakening sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future undiscounted cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and operating expenses. If our actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, our earnings could vary positively or negatively from expected results. Furthermore, if economic conditions in the markets in which we conduct business remain weak or further deteriorate, or if other negative market conditions develop, we may experience additional impairment charges in the future for underperforming stores.
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
     Beginning in the second half of fiscal 2010 and continuing into fiscal 2011, we are experiencing increasing inflation in the purchase cost, including transportation cost, of certain products received or expected to be received in fiscal 2011. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. Our lower merchandise margins for the 13 weeks ended July 3, 2011 compared to the same period last year, partially reflected purchase cost increases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at July 3, 2011, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at July 3, 2011.
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
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended July 3, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 6, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Shane Weyl v. Big 5 Corp., et al., Case No. 37-2009-00093109-CU-OE-CTL, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s hourly employees in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to provide hourly employees with meal and rest periods and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the class members, an award of one hour of pay (wages) for each workday that a meal or rest period was not provided; restitution of unpaid wages; actual, consequential and incidental losses and damages; pre-judgment interest; statutory penalties including an additional thirty days’ wages for each hourly employee in California whose employment terminated in the four years preceding the filing of the complaint; civil penalties; an award of attorneys’ fees and costs; and injunctive and declaratory relief. On December 14, 2009, the parties engaged in mediation and agreed to settle the lawsuit. On February 4, 2010, the parties filed a joint settlement and a motion to preliminarily approve the settlement with the court. On July 16, 2010, the court granted preliminary approval of the settlement. On November 9, 2010, the plaintiff filed a motion for final approval of the settlement with the court. On January 24, 2011, the court granted final approval of the settlement, reduced the award of plaintiff’s attorneys’ fees, and instructed plaintiff’s counsel to prepare a written order on final approval of the settlement. The plaintiff filed a renewed motion for an award of attorneys’ fees and costs, and the court granted the motion in part. On June 2, 2011, the court issued a written order granting final approval of the settlement and entered judgment on the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit. The Company previously recorded an estimated liability of $1.4 million under the settlement, inclusive of payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administrator fees and payment to the California Labor and Workforce Development Agency, which was included within the Company’s accrued liabilities. During the second quarter of fiscal 2011, the Company paid $1.2 million, representing all payments required under the settlement.
     On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20,

2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. On March 21, 2011, the court granted preliminary approval of the settlement. On July 15, 2011, the plaintiff filed with the court a motion for final approval of the settlement. On July 29, 2011, the court granted final approval of the settlement and entered judgment on the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Furthermore, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.
     The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049, alleging violations of the California Civil Code and Business and Professions Code; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477, alleging violations of the California Civil Code; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459, alleging violations of the California Civil Code; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300, alleging violations of the California Civil Code; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123, alleging violations of the California Civil Code; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5

Sporting Goods Corporation, et al., Case No. CGC-11-508829, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK, alleging violations of the California Civil Code; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213, alleging violations of the California Civil Code. Each plaintiff alleges, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. Each plaintiff seeks, on behalf of the class members, some or all of the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases. The Company intends to defend each suit vigorously. Because these disputes remain in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to estimate a range of potential loss in the event of an unfavorable outcome in any of these cases at the present time. If any of these cases are resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations and financial condition.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s financial condition, results of operations or liquidity.

Item 1A.  Risk Factors
     There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3.  Defaults Upon Senior Securities
     None.
Item 4.  (Removed and Reserved)
Item 5.  Other Information
     None.
Item 6.  Exhibits
     (a) Exhibits

Exhibit Number	Description of Document
15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
     Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the second quarter ended July 3, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.
     The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation
Date: August 3, 2011	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 3, 2011	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)