Form 10-Q
period 2011-10-02
BIG 5 SPORTING GOODS CORP
filed 2011-11-03
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

There were 21,995,820 shares of common stock, with a par value of $0.01 per share outstanding as of October 25, 2011.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	0000000000	0000000000
	October 2, 2011	January 2, 2011

ASSETS
Current assets:
Cash and cash equivalents	$4,723	$5,620
Accounts receivable, net of allowances of $89 and $201, respectively	9,014	15,000
Merchandise inventories, net	280,041	254,217
Prepaid expenses	7,708	7,588
Deferred income taxes	8,220	9,447

Total current assets	309,706	291,872

Property and equipment, net	76,826	81,333
Deferred income taxes	13,360	12,396
Other assets, net of accumulated amortization of $314 and $69, respectively	2,153	2,322
Goodwill	4,433	4,433

Total assets	$406,478	$392,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,607	$94,818
Accrued expenses	53,542	64,392
Current portion of capital lease obligations	1,636	1,925

Total current liabilities	146,785	161,135

Deferred rent, less current portion	22,892	24,349
Capital lease obligations, less current portion	2,570	1,569
Long-term debt	69,116	48,313
Other long-term liabilities	6,359	6,264

Total liabilities	247,722	241,630

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,477,865 and 23,315,832 shares, respectively; outstanding 21,994,570 and 21,832,537 shares, respectively	235	233
Additional paid-in capital	99,191	97,910
Retained earnings	80,696	73,949
Less: Treasury stock, at cost; 1,483,295 shares	(21,366)	(21,366)

Total stockholders’ equity	158,756	150,726

Total liabilities and stockholders’ equity	$406,478	$392,356

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	0000000000	0000000000	0000000000	0000000000
	13 Weeks Ended		39 Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net sales	$234,680	$231,753	$675,411	$670,102

Cost of sales	157,691	154,337	454,497	448,170

Gross profit	76,989	77,416	220,914	221,932

Selling and administrative expense	67,484	66,301	201,590	194,366

Operating income	9,505	11,115	19,324	27,566

Interest expense	632	603	1,838	1,370

Income before income taxes	8,873	10,512	17,486	26,196

Income taxes	3,056	3,689	5,804	9,588

Net income	$5,817	$6,823	$11,682	$16,608

Earnings per share:
Basic	$0.27	$0.32	$0.54	$0.77

Diluted	$0.27	$0.31	$0.53	$0.76

Dividends per share	$0.075	$0.05	$0.225	$0.15

Weighted-average shares of common stock outstanding:
Basic	21,689	21,580	21,660	21,539

Diluted	21,791	21,845	21,874	21,873

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	0000000000	0000000000
	39 Weeks Ended
	October 2, 2011	October 3, 2010

Cash flows from operating activities:
Net income	$11,682	$16,608
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,775	13,975
Impairment of store assets	576	—
Share-based compensation	1,340	1,333
Excess tax benefit related to share-based awards	(85)	(294)
Amortization of debt issuance costs	245	66
Deferred income taxes	263	(2,977)
(Gain) loss on disposal of property and equipment	(244)	18
Changes in operating assets and liabilities:
Accounts receivable, net	6,236	4,770
Merchandise inventories, net	(25,824)	(20,399)
Prepaid expenses and other assets	(196)	(693)
Accounts payable	(5,827)	6,746
Accrued expenses and other long-term liabilities	(13,511)	(6,506)

Net cash (used in) provided by operating activities	(11,570)	12,647

Cash flows from investing activities:
Purchases of property and equipment	(7,816)	(8,603)
Proceeds from solar energy rebate	500	—
Proceeds from disposal of property and equipment	502	4

Net cash used in investing activities	(6,814)	(8,599)

Cash flows from financing activities:
Principal borrowings under current revolving credit facility	165,614	—
Principal payments under current revolving credit facility	(144,811)	—
Net principal payments under previous revolving credit facility	—	273
Changes in book overdraft	3,075	(1,866)
Debt issuance costs	—	(102)
Principal payments under capital lease obligations	(1,573)	(1,524)
Proceeds from exercise of share option awards	283	641
Excess tax benefit related to share-based awards	85	294
Tax withholding payments for share-based compensation	(283)	(143)
Dividends paid	(4,903)	(3,246)

Net cash provided by (used in) financing activities	17,487	(5,673)

Net decrease in cash and cash equivalents	(897)	(1,625)
Cash and cash equivalents at beginning of period	5,620	5,765

Cash and cash equivalents at end of period	$4,723	$4,140

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,285	$1,310

Property and equipment purchases accrued	$2,221	$2,557

Debt issuance costs accrued	$—	$350

Solar energy rebate receivable	$250	$—

Supplemental disclosures of cash flow information:
Interest paid	$1,486	$1,114

Income taxes paid	$2,679	$10,618

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 398 stores in 12 states at October 2, 2011. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other. ASU No. 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Additionally, an entity has the option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its consolidated financial statements.

There have been no other recently issued accounting updates that are expected to have a material impact on the Company’s Interim Financial Statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2011). The Company recognized approximately $104,000 and $314,000 in gift card breakage revenue for the 13 and 39 weeks ended October 2, 2011 compared to approximately $107,000 and $323,000 for the 13 and 39 weeks ended October 3, 2010, respectively.

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 8 to the Interim Financial Statements for a further discussion on share-based compensation.

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

During the 39 weeks ended October 2, 2011, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment. As discussed in Note 4 to the Interim Financial Statements, the Company recognized a pre-tax non-cash impairment charge of $0.6 million related to certain underperforming stores.

(4)     Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2011, the Company recognized a pre-tax non-cash impairment charge of $0.6 million related to certain underperforming stores. The weakening sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future undiscounted cash flows associated with an

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and operating expenses. If economic conditions in the markets in which the Company conducts business remain weak or further deteriorate, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. After the impairment charge, the carrying values of the remaining assets of these stores are not material. This impairment charge is included in selling and administrative expense for the 39 weeks ended October 2, 2011 in the interim unaudited condensed consolidated statement of operations. No impairment charges were recognized in fiscal 2010.

(5)     Accrued Expenses

Accrued expenses consist of the following:

	October 2, 2011	January 2, 2011
	(In thousands)
Payroll and related expense	$18,765	$18,920
Occupancy costs	9,091	8,573
Sales tax	5,934	10,359
Advertising	4,065	6,603
Other	15,687	19,937

Accrued expenses	$53,542	$64,392

(6)     Long-Term Debt

On October 18, 2010, the Company entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders. Initial borrowings under the Credit Agreement on October 18, 2010 were used to, among other things, repay all of the Company’s outstanding indebtedness under its prior financing agreement, at which time the prior financing agreement was terminated.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of October 2, 2011, all amounts outstanding under the Credit Facility were to mature and become due on October 18, 2014. On October 31, 2011, the Credit Agreement was amended to, among other things, extend its maturity date to October 31, 2016 (see discussion below).

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Obligations under the Credit Agreement are secured by a general lien and perfected security interest in substantially all of the Company’s assets. The Credit Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit the Company’s ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments.

On October 31, 2011, the Company amended certain provisions of its Credit Agreement. The applicable interest rate on the Company’s borrowings will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Credit Facility over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

A commitment fee of 0.375% per annum is payable quarterly in arrears and assessed on the unused portion of the Credit Facility. The amendment also extended the maturity date of the Credit Agreement from October 18, 2014 to October 31, 2016 and modified the provisions for restricting certain payments and investments. The First Amendment to Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The Company had long-term revolving credit borrowings of $69.1 million at October 2, 2011 and $48.3 million at January 2, 2011. Total remaining borrowing availability, after subtracting letters of credit, was $67.4 million and $90.9 million as of October 2, 2011 and January 2, 2011, respectively.

Based on terms of the Credit Agreement, the Company has presented its cash flows related to borrowing and repayment activities under the revolving credit facility on a gross basis for the 39 weeks ended October 2, 2011.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)     Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of October 2, 2011 and January 2, 2011, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2008 and after, and state and local income tax returns are open for fiscal years 2006 and after.

At October 2, 2011 and January 2, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At October 2, 2011 and January 2, 2011, the Company had no accrued interest or penalties.

(8)     Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized approximately $0.4 million and $1.3 million in share-based compensation expense for the 13 weeks and 39 weeks ended October 2, 2011, respectively, compared to $0.4 million and $1.3 million for the 13 weeks and 39 weeks ended October 3, 2010, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 39 weeks ended October 2, 2011, the Company granted 32,000 share option awards. The weighted-average grant-date fair value per option for share option awards granted in the 39 weeks ended October 2, 2011 and October 3, 2010 was $2.87 and $6.26, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	39 Weeks Ended
	October 2, 2011	October 3, 2010

Risk-free interest rate	2.1%	2.4%
Expected term	7.30 years	6.50 years
Expected volatility	51.0%	55.2%
Expected dividend yield	3.80%	1.54%

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

As of October 2, 2011, there was $0.6 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 39 weeks ended October 2, 2011 and October 3, 2010 was $0.8 million and $0.5 million, respectively.

In the 39 weeks ended October 2, 2011, the Company granted 152,100 nonvested share awards. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 39 weeks ended October 2, 2011 and October 3, 2010 was $11.84 and $15.52, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share awards activity for the 39 weeks ended October 2, 2011:

	000000000	000000000
	Shares	Weighted- Average Grant-Date Fair Value

Balance at January 2, 2011	233,750	$13.69
Granted	152,100	11.84
Vested	(72,525)	12.62
Forfeited	(8,400)	13.26

Balance at October 2, 2011	304,925	$13.03

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 39 weeks ended October 2, 2011, the Company withheld 23,754 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

In the 39 weeks ended October 2, 2011, the Company granted 9,000 nonvested share unit awards. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 39 weeks ended October 2, 2011 was $8.26. No nonvested share unit awards were granted in fiscal 2010.

The following table details the Company’s nonvested share unit awards activity for the 39 weeks ended October 2, 2011:

	000000000	000000000
	Units	Weighted- Average Grant-Date Fair Value

Balance at January 2, 2011	—	$—
Granted	9,000	8.26
Vested	—	—
Forfeited	—	—

Balance at October 2, 2011	9,000	$8.26

As of October 2, 2011, there was $3.1 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years and 3.7 years for nonvested share awards and nonvested share unit awards, respectively.

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9)     Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except per share amounts)

Net income	$5,817	$6,823	$11,682	$16,608

Weighted-average shares of common stock outstanding:
Basic	21,689	21,580	21,660	21,539
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	102	265	214	334

Diluted	21,791	21,845	21,874	21,873

Basic earnings per share	$0.27	$0.32	$0.54	$0.77

Diluted earnings per share	$0.27	$0.31	$0.53	$0.76

The computation of diluted earnings per share for the 13 weeks ended October 2, 2011, the 39 weeks ended October 2, 2011, the 13 weeks ended October 3, 2010 and the 39 weeks ended October 3, 2010 does not include share option awards in the amounts of 1,293,645, 1,041,008, 922,948 and 892,575 shares, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

The computation of diluted earnings per share for the 13 weeks ended October 2, 2011, the 39 weeks ended October 2, 2011, the 13 weeks ended October 3, 2010 and the 39 weeks ended October 3, 2010 does not include nonvested share awards in the amounts of 289,621, 109,471, 159,610 and 244 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)     Commitments and Contingencies

On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. On March 21, 2011, the court granted preliminary approval of the settlement. On July 15, 2011, the plaintiff filed with the court a motion for final approval of the settlement. On July 29, 2011, the court granted final approval of the settlement and entered judgment on the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Furthermore, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. On October 19, 2011, the period for class members to submit claims forms expired. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. The Company intends to defend this litigation vigorously. Because this litigation remains in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to evaluate the likelihood of an unfavorable outcome in this litigation or to estimate a range of potential loss in the event of an unfavorable outcome in this litigation at the present time. If this litigation is resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations or financial condition.

On October 31, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled George Zepeda v. Big 5 Sporting Goods Corporation, et al., Case No. BC472450, alleging violations of the California Civil Code. The complaint was brought as a purported class action on behalf of mobility impaired/wheelchair-bound persons located in California. The plaintiff alleges, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages; attorneys’ fees and costs; and injunctive relief. The Company intends to defend this litigation vigorously. Because this lawsuit is in the very preliminary stages, the Company is not able to evaluate the likelihood of an unfavorable outcome in this lawsuit or to estimate a range of potential loss in the event of an unfavorable outcome in this lawsuit at the present time. If this lawsuit is resolved unfavorably to the Company, such litigation, the costs of defending it and the costs of any resulting required modifications to the Company’s store facilities could have a material negative impact on the Company’s results of operations or financial condition.

            On October 31, 2011, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Sean Callahan v. Big 5 Sporting Goods Corp., et al., Case No. BC471854, alleging violations of the California Labor Code and the California Business and Professions Code. The Company has not yet been served in this action, but has reviewed a copy of the complaint. The complaint was brought as a purported class action on behalf of the Company’s store managers and assistant managers in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to reimburse class members for business expenses incurred in connection with their employment as required under California law and failed to pay class members wages (regular and overtime) for time worked outside of recorded work time as required under California law. The plaintiff seeks, on behalf of the class members, compensatory damages for unreimbursed business expenses and unpaid wages and/or overtime; statutory penalties including an additional thirty days’ wages for each class member whose employment has terminated; restitution under California unfair competition laws, including disgorgement of profits; prejudgment and post-judgment interest; an award of attorneys’ fees and costs; and injunctive relief. If served, the Company intends to defend this litigation vigorously. Because this lawsuit is in the very preliminary stages, the Company is not able to evaluate the likelihood of an unfavorable outcome in this lawsuit or to estimate a range of potential loss in the event of an unfavorable outcome in this lawsuit at the present time. If this lawsuit is resolved unfavorably to the Company, such litigation, the costs of defending it and the costs of any resulting required modifications to the Company’s labor practices could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(11)     Subsequent Event

In the fourth quarter of fiscal 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on December 15, 2011 to stockholders of record as of December 1, 2011.

On October 31, 2011, the Company entered into a First Amendment to Credit Agreement, which amended certain provisions of the Credit Agreement, as discussed in Note 6 to the Interim Financial Statements.

On October 31, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled George Zepeda v. Big 5 Sporting Goods Corporation, et al., Case No. BC472450, alleging violations of the California Civil Code, as discussed in Note 10 to the Interim Financial Statements.

On October 31, 2011, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Sean Callahan v. Big 5 Sporting Goods Corp., et al., Case No. BC471854, alleging violations of the California Labor Code and the California Business and Professions Code, as discussed in Note 10 to the Interim Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of October 2, 2011, and the related condensed consolidated statements of operations for the 13 and 39 weeks ended October 2, 2011 and October 3, 2010, and of cash flows for the 39 week periods ended October 2, 2011 and October 3, 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

November 3, 2011

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

Overview

We are a leading sporting goods retailer in the western United States, operating 398 stores in 12 states under the name “Big 5 Sporting Goods” at October 2, 2011. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

Executive Summary

Our operating results for the third quarter of fiscal 2011 and the third quarter of fiscal 2010 continue to reflect unfavorable macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession and uncertainty in the financial sector. These conditions have led to an erosion of consumer confidence and, as long as this economic weakness continues, it is likely to continue to impact our operating results.

•

Net sales for the third quarter of fiscal 2011 increased to $234.7 million compared to $231.8 million for the third quarter of fiscal 2010. The increase in net sales was primarily attributable to an increase in new store sales, partially offset by a decline in same store sales of 0.1% and lower closed store sales in the 13 weeks ended October 2, 2011 versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•

Net income for the third quarter of fiscal 2011 decreased 14.7% to $5.8 million, or $0.27 per diluted share, compared to $6.8 million, or $0.31 per diluted share, for the third quarter of fiscal 2010. The decrease in net income primarily reflected higher selling and administrative expense combined with lower merchandise margins.

•

Gross profit as a percentage of net sales for the third quarter of fiscal 2011 decreased by approximately 60 basis points to 32.8% compared to the third quarter of fiscal 2010, primarily as a result of lower merchandise margins.

•

Selling and administrative expense for the third quarter of fiscal 2011 increased 1.8% to $67.5 million, or 28.8% of net sales, compared to $66.3 million, or 28.6% of net sales, for the third quarter of fiscal 2010. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings.

•

Operating income for the third quarter of fiscal 2011 decreased 14.4% to $9.5 million, or 4.0% of net sales, compared to $11.1 million, or 4.8% of net sales, for the third quarter of fiscal 2010. The lower operating income primarily reflected higher selling and administrative expense combined with lower merchandise margins.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended October 2, 2011 Compared to 13 Weeks Ended October 3, 2010

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	0000000000	0000000000	0000000000	0000000000
	13 Weeks Ended
	October 2, 2011		October 3, 2010
	(In thousands, except percentages)

Net sales	$234,680	100.0%	$231,753	100.0%
Cost of sales (1)	157,691	67.2	154,337	66.6

Gross profit	76,989	32.8	77,416	33.4
Selling and administrative expense (2)	67,484	28.8	66,301	28.6

Operating income	9,505	4.0	11,115	4.8
Interest expense	632	0.2	603	0.3

Income before income taxes	8,873	3.8	10,512	4.5
Income taxes	3,056	1.3	3,689	1.6

Net income	$5,817	2.5%	$6,823	2.9%

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

Net Sales. Net sales increased by $2.9 million, or 1.3%, to $234.7 million in the 13 weeks ended October 2, 2011 from $231.8 million in the same period last year. The change in net sales reflected the following:

•

New store sales increased by $5.9 million in the 13 weeks ended October 2, 2011 from the same period last year, reflecting the opening of ten new stores and five relocated stores, since July 4, 2010. The increase in new store sales was partially offset by a reduction in closed store sales of $2.6 million, all of which were related to relocated stores.

•

Same store sales decreased $0.3 million, or 0.1%, for the 13 weeks ended October 2, 2011, versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•	Customer traffic into our retail stores decreased for the 13 weeks ended October 2, 2011 versus the comparable 13-week period in the prior year.

Store count at October 2, 2011 was 398 versus 391 at October 3, 2010. We opened three new stores in the 13 weeks ended October 2, 2011. We opened three new stores in the 13 weeks ended October 3, 2010. Excluding stores closed as part of relocations that began last year, we currently expect to open 11 net new stores in fiscal 2011.

Gross Profit. Gross profit decreased by $0.4 million, or 0.5%, to $77.0 million, or 32.8% of net sales, in the 13 weeks ended October 2, 2011 from $77.4 million, or 33.4% of net sales, in the 13 weeks ended October 3, 2010. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 40 basis points versus the third quarter last year, primarily reflecting the impact of promotional activities to stimulate sales as well as inflation in the purchase cost of product.

•

Distribution costs, including the impact of costs capitalized into inventory, increased $0.9 million, or 30 basis points, compared to the same period last year. The increase in distribution costs resulted primarily from lower costs capitalized into merchandise inventory, along with increased warehouse expense reflecting higher fuel costs.

•	Net sales increased $2.9 million, or 1.3%, year over year in the third quarter of fiscal 2011.

Selling and Administrative Expense. Selling and administrative expense increased by $1.2 million to $67.5 million, or 28.8% of net sales, in the 13 weeks ended October 2, 2011 from $66.3 million, or 28.6% of net sales, in the same period last year. The increase in selling and administrative expense compared to the prior year was largely attributable to an increase in store-related expense, excluding occupancy, of $1.4 million due mainly to higher labor and operating costs to support the increase in store count.

Interest Expense. Interest expense remained relatively unchanged at $0.6 million in the 13 weeks ended October 2, 2011 compared to the same period last year. Interest expense for the 13 weeks ended October 2, 2011 compared to the same period last year reflects an increase in average debt levels of approximately $13.2 million to $65.0 million in the third quarter of fiscal 2011 from $51.8 million in the same period last year, combined with an increase in average interest rates of approximately 60 basis points, to 2.5% in the third quarter of fiscal 2011 from 1.9% in the same period last year, due mainly to higher applicable margins under our current Credit Agreement as compared to our prior credit agreement. Interest expense in the 13 weeks ended October 3, 2010 included a $0.3 million charge for a one-time early termination fee and the write off of the remaining deferred debt issuance costs associated with the termination of our prior financing agreement.

Income Taxes. The provision for income taxes was $3.1 million for the 13 weeks ended October 2, 2011 and $3.7 million for the 13 weeks ended October 3, 2010. Our effective tax rate was 34.4% for the third quarter of fiscal 2011 compared with 35.1% for the third quarter of fiscal 2010. The lower effective tax rate for the third quarter of fiscal 2011 compared to the same period last year primarily reflects our lower pre-tax income, along with higher income tax credits for the current year.

39 Weeks Ended October 2, 2011 Compared to 39 Weeks Ended October 3, 2010

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	0000000000	0000000000	0000000000	0000000000
	39 Weeks Ended
	October 2, 2011		October 3, 2010
	(In thousands, except percentages)

Net sales	$675,411	100.0%	$670,102	100.0%
Cost of sales (1)	454,497	67.3	448,170	66.9

Gross profit	220,914	32.7	221,932	33.1
Selling and administrative expense (2)	201,590	29.8	194,366	29.0

Operating income	19,324	2.9	27,566	4.1
Interest expense	1,838	0.3	1,370	0.2

Income before income taxes	17,486	2.6	26,196	3.9
Income taxes	5,804	0.9	9,588	1.4

Net income	$11,682	1.7%	$16,608	2.5%

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

Net Sales. Net sales increased by $5.3 million, or 0.8%, to $675.4 million in the 39 weeks ended October 2, 2011 from $670.1 million in the 39 weeks ended October 3, 2010. The increase in net sales was primarily attributable to the following:

•

New store sales increased by $18.2 million, reflecting the opening of 14 new stores and six relocated stores, since January 3, 2010. The increase in new store sales was partially offset by a reduction in closed store sales of $7.1 million, all of which were related to relocated stores.

•

Same store sales decreased $5.9 million, or 0.9%, in the 39 weeks ended October 2, 2011 versus the comparable 39-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable year-to-date reporting periods for year-to-date comparisons.

•	Customer traffic into our retail stores decreased for the 39 weeks ended October 2, 2011 when compared with the 39 weeks ended October 3, 2010.

Store count at October 2, 2011 was 398 versus 391 at October 3, 2010. We opened five new stores, two of which were relocations, and closed three stores related to 2010 relocations, in the 39 weeks ended October 2, 2011, while we opened seven new stores, net of relocations, in the 39 weeks ended October 3, 2010. Excluding stores closed as part of relocations that began last year, we currently expect to open 11 net new stores in fiscal 2011.

Gross Profit. Gross profit decreased by $1.0 million, or 0.5%, to $220.9 million, or 32.7% of net sales, in the 39 weeks ended October 2, 2011 from $221.9 million, or 33.1% of net sales, in the 39 weeks ended October 3, 2010. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 34 basis points year over year, primarily reflecting the impact of promotional activities to stimulate sales as well as inflation in the purchase cost of product.

•	Store occupancy costs increased by $1.0 million, or nine basis points, year over year, primarily reflecting the expense for new stores.

•	Net sales increased by $5.3 million in the 39 weeks ended October 2, 2011 compared to the 39 weeks ended October 3, 2010.

Selling and Administrative Expense. Selling and administrative expense increased by $7.2 million to $201.6 million, or 29.8% of net sales, in the 39 weeks ended October 2, 2011 from $194.4 million, or 29.0% of net sales, in the same period last year. The increase in selling and administrative expense compared to the same period last year was largely attributable to an increase in store-related expense, excluding occupancy, of $5.8 million due mainly to higher labor and operating costs to support the increase in store count and increased employee benefit costs, as well as an increase in advertising expense of $1.6 million to support sales. Selling and administrative expense also reflected a pre-tax impairment charge of $0.6 million related to certain underperforming stores, as discussed in Note 4 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense increased by $0.4 million to $1.8 million in the 39 weeks ended October 2, 2011 from $1.4 million in the same period last year. This increase was due to an increase in average debt levels of approximately $5.0 million to $60.1 million in the 39 weeks ended October 2, 2011 from $55.1 million in the same period last year, combined with an increase in average interest rates of approximately 90 basis points, to 2.6% in the 39 weeks ended October 2, 2011 from 1.7% in the same period last year, due mainly to higher applicable margins under our current Credit Agreement as compared to our prior credit agreement. Interest expense in the 39 weeks ended October 3, 2010 included a $0.3 million charge for a one-time early termination fee and the write off of the remaining deferred debt issuance costs associated with the termination of our prior financing agreement.

Income Taxes. The provision for income taxes was $5.8 million for the 39 weeks ended October 2, 2011 and $9.6 million for the 39 weeks ended October 3, 2010. Our effective tax rate was 33.2% for the 39 weeks ended October 2, 2011 compared with 36.6% for the same period last year. Our lower effective tax rate for the 39 weeks ended October 2, 2011 compared to the same period last year primarily reflects our lower pre-tax income, along with higher income tax credits for the current year.

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

We ended the third quarter of fiscal 2011 with $4.7 million of cash and cash equivalents compared with $4.1 million at the end of the same period in fiscal 2010. Our cash flows from operating, investing and financing activities are summarized as follows:

	0000000000	0000000000
	39 Weeks Ended
	October 2, 2011	October 3, 2010
	(In thousands)

Net cash (used in) provided by:
Operating activities	$(11,570)	$12,647
Investing activities	(6,814)	(8,599)
Financing activities	17,487	(5,673)

Net decrease in cash and cash equivalents	$(897)	$(1,625)

Operating Activities. Net cash used in operating activities for the 39 weeks ended October 2, 2011 was $11.6 million, and net cash provided by operating activities for the 39 weeks ended October 3, 2010 was $12.6 million. The reduction in cash flow from operating activities for the 39 weeks ended October 2, 2011 compared to the same period last year primarily reflects higher funding of merchandise inventory purchases, along with the timing of inventory purchases and payments, lower accrued expenses and other liabilities, combined with lower net income for the current year. Our increase in merchandise inventory purchases during the first nine months of this year over the first nine months of last year primarily reflected the addition of certain new products to stimulate sales, product cost inflation, bringing in seasonal product earlier to mitigate the impact of potential delivery delays and purchase cost increases, and opportunistic buys. Inventory levels were also higher than last year as a result of lower than anticipated current year sales.

Investing Activities. Net cash used in investing activities for the 39 weeks ended October 2, 2011 and October 3, 2010 was $6.8 million and $8.6 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented $7.8 million in the 39 weeks ended October 2, 2011, and represented substantially all of the cash used in investing activities for the 39 weeks ended October 3, 2010. In the 39 weeks ended October 2, 2011, we received proceeds of $0.5 million from the sale of owned real property and $0.5 million as part of a local utility rebate program related to the implementation of a green energy system at our distribution center.

Financing Activities. Net cash provided by financing activities for the 39 weeks ended October 2, 2011 was $17.5 million, and net cash used in financing activities for the 39 weeks ended October 3, 2010 was $5.7 million, respectively. For the first nine months of fiscal 2011, net cash was provided primarily from increased borrowings under our revolving credit facility, offset by cash used to pay dividends. For the first nine months of fiscal 2010, net cash was used primarily to pay dividends. The increase in borrowings under our revolving credit facility in fiscal 2011 compared with fiscal 2010 primarily reflects this year’s increased funding of merchandise inventory purchases, along with the timing of inventory purchases and payments, combined with lower than anticipated sales.

As of October 2, 2011, we had revolving credit borrowings of $69.1 million and letter of credit commitments of $3.5 million outstanding. These balances compare to revolving credit borrowings of $48.3 million and letter of credit commitments of $0.8 million outstanding as of January 2, 2011 and revolving credit borrowings of $55.2 million and letter of credit commitments of $0.8 million outstanding as of October 3, 2010. The increase in our revolving credit borrowings from the end of fiscal 2010 is due primarily to the seasonal growth in merchandise inventory. The increase in revolving credit borrowings at the end of the third quarter of fiscal 2011 compared to the same period last year primarily reflects higher inventory levels as discussed under Operating Activities above, combined with lower accounts payable as a percentage of inventory due in part to the timing of payments.

Credit Agreement. On October 18, 2010, we entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders. Initial borrowings under the Credit Agreement on October 18, 2010 were used to, among other things, repay all of our outstanding indebtedness under our prior financing agreement, at which time the prior financing agreement was terminated. As further discussed below, the Credit Agreement was amended on October 31, 2011.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of October 2, 2011, all amounts outstanding under the Credit Facility were to mature and become due on October 18, 2014. On October 31, 2011, the Credit Agreement was amended to extend its maturity date to October 31, 2016 (see discussion below). As of October 2, 2011 and January 2, 2011, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $67.4 million and $90.9 million, respectively.

We may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The “Borrowing Base” generally is comprised of the sum, at the time of calculation of (a) 90.00% of our eligible credit card accounts receivable; plus (b)(i) during the period of September 15 through December 15 of each year, the cost of our eligible inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); and (ii) at all other times, the cost of our eligible inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of our eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of our eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million, minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, prior to the amendment dated October 31, 2011 (see discussion below), the applicable interest rate was a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” Prior to the amendment discussed below, the applicable margin for all loans was as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than 50% of the Loan Cap	2.00%	1.00%
II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%

Obligations under the Credit Facility are secured by a general lien and perfected security interest in substantially all of our assets. Our Credit Agreement contains covenants that require us to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit our ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. We may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. The Credit Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the Credit Facility, failure to pay any interest or other amounts under the Credit Facility for five days after becoming due, failure to comply with certain agreements or covenants contained in the Credit Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which does or may lead to the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

On October 31, 2011, we entered into a First Amendment to Credit Agreement and amended certain provisions of our Credit Agreement. After the amendment, the applicable interest rate on our borrowings will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Credit Facility over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

The amendment reduced the commitment fee assessed on the unused portion of the Credit Facility to 0.375% per annum. The amendment also extended the maturity date of the Credit Agreement from October 18, 2014 to October 31, 2016 and modified the provisions for restricting certain payments and investments. The First Amendment to Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Future Capital Requirements. We had cash on hand of $4.7 million at October 2, 2011. We expect capital expenditures for the fourth quarter of fiscal 2011, excluding non-cash property and equipment acquisitions, to range from approximately $5.0 million to $7.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. We currently expect to open 11 net new stores in fiscal 2011.

Quarterly dividend payments of $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, were paid in fiscal 2010. In each quarter of fiscal 2011, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. For the fourth quarter of fiscal 2011, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on December 15, 2011 to stockholders of record as of December 1, 2011.

As of October 2, 2011, a total of $14.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions, interest rates and the market price of our stock.

We believe we will be able to fund our cash requirements, for at least the next twelve months, from cash and cash equivalents on hand, operating cash flows and borrowings under our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

If we are unable to generate sufficient cash flow from operations to meet our obligations and commitments, or if we are unable to maintain our ability to borrow sufficient amounts under our Credit Agreement, we will be required to refinance or restructure our indebtedness or raise additional debt or equity capital. Additionally, we may be required to sell material assets or operations, suspend or reduce dividend payments or delay or forego expansion opportunities. We might not be able to implement successful alternative strategies on satisfactory terms, if at all.

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

Issued and outstanding letters of credit were $3.5 million at October 2, 2011, and were related primarily to importing merchandise and funding insurance program liabilities.

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

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, is a discussion of our future obligations and commitments as of January 2, 2011. In the 39 weeks ended October 2, 2011, our revolving credit borrowings increased by $20.8 million from the end of fiscal 2010. We entered into new operating lease agreements in relation to our business operations during the 39 weeks ended October 2, 2011. We do not believe that these operating leases or the increase in our revolving credit borrowings would materially impact our contractual obligations or commitments presented as of January 2, 2011.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, we consider our estimates on inventory valuation, long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Except for long-lived asset impairments as discussed below, there have been no significant changes to these estimates in the 39 weeks ended October 2, 2011.

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

Beginning in the second half of fiscal 2010 and continuing into fiscal 2011, we are experiencing increasing inflation in the purchase cost, including transportation cost, of certain products received or expected to be received in fiscal 2011. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. Our lower merchandise margins for the 13 and 39 weeks ended October 2, 2011 compared to the same period last year partially reflected purchase cost increases.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher costs associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at October 2, 2011, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at October  2, 2011.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 2, 2011, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleges, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. On March 21, 2011, the court granted preliminary approval of the settlement. On July 15, 2011, the plaintiff filed with the court a motion for final approval of the settlement. On July 29, 2011, the court granted final approval of the settlement and entered judgment on the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Furthermore, if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. On October 19, 2011, the period for class members to submit claims forms expired. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. The Company intends to defend this litigation vigorously. Because this litigation remains in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to evaluate the likelihood of an unfavorable outcome in this litigation or to estimate a range of potential loss in the event of an unfavorable outcome in this litigation at the present time. If this litigation is resolved unfavorably to the Company, such litigation, the costs of defending it and any resulting required change in the business practices of the Company could have a material negative impact on the Company’s results of operations or financial condition.

On October 31, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled George Zepeda v. Big 5 Sporting Goods Corporation, et al., Case No. BC472450, alleging violations of the California Civil Code. The complaint was brought as a purported class action on behalf of mobility impaired/wheelchair-bound persons located in California. The plaintiff alleges, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages; attorneys’ fees and costs; and injunctive relief. The Company intends to defend this litigation vigorously. Because this lawsuit is in the very preliminary stages, the Company is not able to evaluate the likelihood of an unfavorable outcome in this lawsuit or to estimate a range of potential loss in the event of an unfavorable outcome in this lawsuit at the present time. If this lawsuit is resolved unfavorably to the Company, such litigation, the costs of defending it and the costs of any resulting required modifications to the Company’s store facilities could have a material negative impact on the Company’s results of operations or financial condition.

            On October 31, 2011, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Sean Callahan v. Big 5 Sporting Goods Corp., et al., Case No. BC471854, alleging violations of the California Labor Code and the California Business and Professions Code. The Company has not yet been served in this action, but has reviewed a copy of the complaint. The complaint was brought as a purported class action on behalf of the Company’s store managers and assistant managers in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to reimburse class members for business expenses incurred in connection with their employment as required under California law and failed to pay class members wages (regular and overtime) for time worked outside of recorded work time as required under California law. The plaintiff seeks, on behalf of the class members, compensatory damages for unreimbursed business expenses and unpaid wages and/or overtime; statutory penalties including an additional thirty days’ wages for each class member whose employment has terminated; restitution under California unfair competition laws, including disgorgement of profits; prejudgment and post-judgment interest; an award of attorneys’ fees and costs; and injunctive relief. If served, the Company intends to defend this litigation vigorously. Because this lawsuit is in the very preliminary stages, the Company is not able to evaluate the likelihood of an unfavorable outcome in this lawsuit or to estimate a range of potential loss in the event of an unfavorable outcome in this lawsuit at the present time. If this lawsuit is resolved unfavorably to the Company, such litigation, the costs of defending it and the costs of any resulting required modifications to the Company’s labor practices could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

On October 31, 2011, we entered into a First Amendment to Credit Agreement, which amended certain provisions of our Credit Agreement, dated October 18, 2010 (the “Credit Agreement”).

After giving effect to the amendment, the applicable interest rate on our borrowings will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Credit Facility over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

Under the amendment, the commitment fee assessed on the unused portion of the Credit Facility was reduced to 0.375% per annum. The amendment also extended the maturity date of the Credit Agreement from October 18, 2014 to October 31, 2016 and modified the provisions for restricting certain payments and investments. The First Amendment to Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document
10.1	First Amendment to Credit Agreement, dated as of October 31, 2011, among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, Bank of America, N.A., as Documentation Agent, and the Lenders party thereto.
15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the third quarter ended October 2, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: November 3, 2011	By:	/s/ Steven G. Miller
Steven G. Miller Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ Barry D. Emerson
Barry D. Emerson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)