Form 10-K
period 2012-01-01
BIG 5 SPORTING GOODS CORP
filed 2012-02-29
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $139,031,310 as of July 3, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 3, 2011. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,750,520 shares of common stock outstanding at February 23, 2012.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2012 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

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

PART I

ITEM 1.  BUSINESS

General

Big 5 Sporting Goods Corporation (“we”, “our”, “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 406 stores in 12 states under the “Big 5 Sporting Goods” name as of January 1, 2012. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 57-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and internet and email marketing designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience”, of this Annual Report on Form 10-K. In fiscal 2011, we generated net sales of $902.1 million, operating income of $19.2 million, net income of $11.7 million and diluted earnings per share of $0.53.

We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly owned subsidiary incorporated in Delaware on October 27, 1997. We conduct our gift card operations through Big 5 Services Corp., a wholly owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.

Our corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245. Our Internet address is www.big5sportinggoods.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 73 stores, an average of approximately 15 new stores annually, of which 38% were in California. Uncertainty resulting from the economic recession slowed our store expansion efforts in fiscal 2009, but we resumed our expansion program in fiscal 2010 and 2011. The following table illustrates the results of our expansion program during the periods indicated:

Year	California	Other Markets	Total	Stores Relocated(1)	Stores Closed	Number of Stores at Period End
2007	6	17	23	(3)	–	363
2008	7	12	19	(1)	–	381
2009	1	2	3	–	–	384
2010	7	8	15	(1)	–	398
2011	7	6	13	(5)	–	406

(1) Three stores that were replaced by relocated stores opened in fiscal 2010 were closed in fiscal 2011.

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

New store openings represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. Our store format typically requires investments of approximately $0.6 million in fixtures, equipment and leasehold improvements, and approximately $0.4 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We seek expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles.

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 1, 2012:

	Number of Employees	Average Number of Years With Us
Senior Management	7	27
Vice Presidents	9	24
Buyers	20	19
Store District / Regional Supervisors	42	22
Store Managers	406	11

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

We believe we enjoy significant advantages in making opportunistic buys of vendor over-stock and close-out merchandise because of our strong vendor relationships, purchasing volume and rapid decision-making process. Vendor over-stock and close-out merchandise typically represent approximately 7% of our net sales. Our strong vendor relationships and purchasing volume also enable us to purchase merchandise produced exclusively for us under a manufacturer’s brand name which allows us to differentiate our product selection from competition, obtain volume pricing discounts from vendors and offer unique value to our customers. Our weekly advertising highlights our opportunistic buys together with merchandise produced exclusively for us in order to reinforce our reputation as a retailer that offers attractive values to our customers.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as fishing rods and golf clubs, as a percentage of net sales:

	Fiscal Year
	2011	2010	2009	2008	2007
Soft goods
Athletic and sport apparel	16.1%	16.1%	16.3%	17.3%	16.8%
Athletic and sport footwear	29.2	29.0	29.1	29.2	29.8

Total soft goods	45.3	45.1	45.4	46.5	46.6
Hard goods	54.7	54.9	54.6	53.5	53.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Crocs	Head	K-Swiss	Razor	Spalding
Asics	Crosman	Heelys	Lifetime	Reebok	Speedo
Bearpaw	Easton	Hillerich & Bradsby	Mizuno	Remington	Timex
Browning	Everlast	Icon (Proform)	New Balance	Rollerblade	Titleist
Bushnell	Fila	Impex	Nike	Russell Athletic	Under Armour
Coleman	Footjoy	JanSport	Prince	Saucony	Wilson
Converse	Franklin	K2	Rawlings	Shimano	Zebco

We also offer a variety of private label merchandise to complement our branded product offerings, which represents approximately 3% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the opportunity to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2014 to 2019. Our licensed trademarks include Avet, Body Glove, Fila, GoFit, Hi-Tec, Maui & Sons, Morrow, Realm and The Realm. We are currently in the process of renewing two of these licenses. The remaining license agreements renew automatically, except for one which is scheduled to expire in 2012. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

Through our 57 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy to offer a selection of products that meets customer demands. Our edited selection of products enables customers to comparison shop without being overwhelmed by a large number of different products in any one category. We further tailor our merchandise selection on a store-by-store basis in order to satisfy each region’s specific needs and seasonal buying habits.

We experience seasonal fluctuations in our net sales and operating results and historically have generated higher net sales in the fourth fiscal quarter, which includes the holiday selling season. Accordingly, in the fourth fiscal quarter we experience normally higher purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results, as occurred in fiscal 2011.

Our buyers, who average 19 years of experience with us, work closely with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, business intelligence analytics, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of over 18 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

We use our own professional in-house advertising staff to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management with the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in over 200 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

We maintain a digital marketing program that includes email marketing (the “E-Team”), social media, including Facebook and Twitter, and other website initiatives. Our E-Team program invites our customers to subscribe to our E-Team for weekly advertisements, special deals and product information disseminated on a regular basis. Within our social media program, our customers have the opportunity to engage in conversations with other sports-minded people and receive exclusive information about new products and unique weekly offers. All of these marketing methods are intended to simplify the shopping experience for our customers and further demonstrate our commitment to providing great brands at great value.

We have developed a strong cause marketing platform through our 11-year support of the March of Dimes annual fundraising campaign and other charities. We also build brand awareness by providing sponsorship support of established, high profile running events that benefit our customers’ active lifestyles, such as the “Honda LA Marathon” in Los Angeles, California.

We offer a loyalty program that provides youth-league organizations the ability to earn cash rebates and team discounts through their supporters’ purchases at our stores.

Vendor Relationships

We have developed strong vendor relationships over the past 57 years. We currently purchase merchandise from approximately 800 vendors. In fiscal 2011, only one vendor represented greater than 5% of total purchases, at 7.7%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that report aggregated sales information throughout the day, support merchandise management, inventory receiving and distribution functions and provide pertinent information for financial reporting, as well as new business intelligence retail analytics tools. The management information systems also include networks that connect all system users to the main host system, electronic mail and other related enterprise applications. The main host system and our stores’ point-of-sale registers are linked by a network that provides managed DSL primary communications with satellite backup for purchasing card (i.e., credit and debit card) authorization and processing, as well as daily polling of sales and merchandise movement at the store level. This wide area network also provides stable communications for the stores to access valuable tools for collaboration, training, workforce management, corporate communications and a new customer service kiosk device. We believe our management information systems are effectively supporting our current operations and provide a foundation for future growth.

Distribution

We operate a distribution center located in Riverside, California, that services all of our stores. The facility has approximately 953,000 square feet of storage and office space. The distribution center warehouse management system is fully integrated with our management information systems and provides comprehensive warehousing and distribution capabilities. We distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers. Our lease for the distribution center is scheduled to expire on August 31, 2015, and includes three additional five-year renewal options.

In the second quarter of fiscal 2011, we opened a small distribution hub in Oregon to help mitigate fuel costs. This approximately 12,000 square-foot facility enables us to ship full trailers of product from our Riverside distribution center to the Pacific Northwest, where we separate products for regional delivery. This distribution point has greatly reduced the number of transportation miles logged to distribute our product to the Pacific Northwest. Our lease for the Oregon hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

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

Employees

As of January 1, 2012, we had over 8,800 active full and part-time employees. The International Brotherhood of Teamsters, Local Union No. 986, Miscellaneous Warehousemen Drivers and Helpers represents approximately 460 hourly employees in our distribution center and select stores. The collective bargaining agreements covering both our distribution center and select store employees expire on August 31, 2012. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We have developed a comprehensive training program that is tailored for each store position. All employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations to promote consistency in employee development. The manager trainee schedule provides seminars on operational responsibilities such as merchandising strategy, loss prevention and inventory control. Moreover, each manager trainee must complete a progressive series of outlines and evaluations in order to advance to the next successive level. Ongoing store management training includes topics such as advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment prevention and loss prevention. We also provide unique opportunities for our employees to gain knowledge about our products, through periodic “hands-on” training seminars. In 2011, we implemented a new learning management system providing us with the ability to consistently train our employees online.

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2013, respectively. We have also registered the names Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2014 to 2019. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, income, unemployment trends and other matters that influence consumer confidence and spending, among others. Many of these factors are outside of our control. We have experienced and may continue to experience increased inflationary pressure on our product costs. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions.

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

Worldwide capital and credit markets experienced nearly unprecedented volatility and disruption beginning in fiscal 2007 and continuing through fiscal 2011, which has impacted the ability of several financial institutions to meet their obligations. Entering 2012, the financial condition of European countries and financial institutions appears to be unstable, which could impact consumer demand and credit markets in the United States. Based on information available to us, all of the lenders under our revolving credit facility are currently able to fulfill their commitments thereunder. However, circumstances could arise that may impact their ability to fund their obligations in the future. Although we believe the commitments from our lenders under the revolving credit facility, together with our cash and cash equivalents on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Wells Fargo Bank, National Association, our principal lender, or any other lender, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	sporting goods superstores, such as Academy Sports & Outdoors, Dick’s Sporting Goods, The Sports Authority and Sport Chalet;

•	traditional sporting goods stores and chains, such as Hibbett Sports and Modell’s;

•	specialty sporting goods shops and pro shops, such as Bass Pro Shops, Cabela’s, Foot Locker, Gander Mountain, Golfsmith and REI;

•	mass merchandisers, discount stores and department stores, such as JC Penney, Kmart, Kohl’s, Sears, Target and Wal-Mart; and

•	catalog and Internet-based retailers, such as Amazon.com, and mass merchandisers and other sporting goods stores that also have substantial Internet sales operations.

Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. If our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices, which could impact our margins. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. We currently do not sell our products over the Internet, which has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. If we are unable to compete successfully, our operating results will suffer.

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

Our net and same store sales and results of operations, reported and expected, have fluctuated in the past and will vary from quarter to quarter in the future. These fluctuations may adversely affect our financial condition and the market price of our common stock. A number of factors, many of which are outside our control, have historically caused and will continue to cause variations in our quarterly net and same store sales and operating results, including changes in consumer demand for our products, competition in our markets, inflation, changes in pricing or other actions taken by our competitors, weather conditions in our markets, natural disasters, litigation, political events, government regulation, changes in accounting standards, changes in management’s accounting estimates or assumptions and economic conditions, including those specific to our western markets.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, inclement weather or other localized conditions such as flooding, fires, earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to implement our planned expansion program.

A significant amount of our sales is impacted by seasonal weather conditions in our markets.

Because many of the products we sell are used for seasonal outdoor sporting activities, our business is significantly impacted by unseasonable weather conditions in our markets. For example, our winter sports and apparel sales are dependent on cold winter weather and snowfall in our markets, and can be negatively impacted by unseasonably warm weather in our markets. In that regard, unseasonably warm and dry weather during the 2011 holiday period had a substantial negative impact on our sales for that period. Conversely, sales of our spring products and summer products, such as baseball gear and camping equipment, can be adversely impacted by unseasonably cold or wet weather in those periods. Accordingly, our sales results and financial condition will typically suffer when weather patterns don’t conform to seasonal norms.

Our business is subject to seasonal fluctuations, and unanticipated changes in our customers’ seasonal buying patterns can impact our business.

We experience seasonal fluctuations in our net sales and operating results and historically have generated higher net sales in the fourth fiscal quarter, which includes the holiday selling season. Accordingly, a reduction of consumer confidence during the holiday season will have a significant impact on our business. Further, in the fourth fiscal quarter we experience normally higher purchase volumes and increased expense for staffing and advertising. Seasonality also influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results, as occurred in fiscal 2011.

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

We rely on a single distribution center to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. Our distribution center is staffed in part by employees represented by The International Brotherhood of Teamsters, Local Union No. 986, Miscellaneous Warehousemen Drivers and Helpers. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2011 we operated approximately 18% more stores than we did at the end of fiscal 2006. In response to the economic recession, we slowed our store expansion program substantially in fiscal 2009, and resumed our expansion efforts in fiscal 2010 and 2011 in anticipation of an improved economic environment.

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

In addition, our expansion in new and existing markets may present competitive, merchandising, marketing and distribution challenges that differ from our current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems, diversion of management attention from ongoing operations and challenges associated with managing a substantially larger enterprise. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes, responsiveness to print advertising and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating costs could increase.

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

We purchase merchandise from approximately 800 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2011, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 37.3% of our total purchases during fiscal 2011. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

Future disruptions in transportation services or at a shipping port at which our products are received may result in delays in the transportation of such products to our distribution center and may ultimately delay the stocking of our stores with the affected merchandise. As a result, our net sales and profitability could decline.

Our costs may change as a result of currency exchange rate fluctuations or inflation in the purchase cost of merchandise manufactured abroad.

We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies, or foreign labor and raw material cost inflation, may affect the cost of goods that we purchase. If the cost of goods that we purchase increase, we may not be able to similarly increase the retail prices of goods that we charge consumers without impacting our sales and our operating profits may suffer.

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

In addition, labor shortages, or other factors, in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. In particular, our business is highly dependent on the trucking industry to deliver products to our distribution center and our stores. Our operating results may be adversely affected if we or our vendors are unable to secure adequate trucking resources at competitive prices to fulfill our delivery schedules to our distribution center or stores.

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

As of January 1, 2012, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $68.2 million. Our leveraged financial position means:

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

If we fail to make any required payment under our revolving credit facility, our debt payments may be accelerated under this agreement. In addition, in the event of bankruptcy, insolvency or a material breach of any covenant contained in our revolving credit facility, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time.

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

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be maintained in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend against these claims, which could impact our results of operations.

In particular, we may be involved in lawsuits related to employment, advertising and other matters, including class action lawsuits brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws and other laws. An unfavorable outcome or settlement in any such proceeding could, in addition to requiring us to pay any settlement or judgment amount, increase our operating expense as a consequence of any resulting changes we might be required to make in employment, advertising or other business practices.

In addition, we sell products manufactured by third parties, some of which may or may not be defective. Many such products are manufactured overseas in countries which may utilize quality control standards that vary from those legally allowed or commonly accepted in the United States, which may increase our risk that such products may be defective (such as, for example, in the cases of products reported over the past few years to have high lead content). If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. In addition, our products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous products. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our results of operations and financial condition.

We also sell firearms and ammunition, products which may be associated with an increased risk of injury and related lawsuits. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by individuals, municipalities or other organizations attempting to recover damages or costs from firearms manufacturers and retailers relating to the misuse of firearms. Commencement of these lawsuits against us could reduce our net sales and decrease our profitability.

Our insurance coverage may not be adequate to cover claims that could be asserted against us. If a successful claim was to be brought against us in excess of our insurance coverage, or for which we have no insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

The sale of firearms and ammunition is subject to strict regulation, which could affect our operating results.

Because we sell firearms and ammunition, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of firearms and ammunition. These laws and regulations require us, among other things, to ensure that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and to maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearms and ammunition has been the subject of increased federal, state and local regulation, and this may continue in our current markets and other markets into which we may expand. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms and ammunition, our licenses to sell firearms at our stores or maintain inventory of firearms at our distribution center may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearms and ammunition could cause our operating expense to increase and this could adversely affect our results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Accounting principles generally accepted in the United States of America (“GAAP”) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; the carrying amount of merchandise inventories, property and equipment and goodwill; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based compensation awards; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits are highly complex and may involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include:

•	a Board of Directors that is classified such that only two or three of the seven directors, depending on classification, are elected each year;

•	authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibition of stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishment of advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Properties

Our primary corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, with a satellite office located nearby at 2401 East El Segundo Boulevard, El Segundo, California 90245. We lease approximately 55,000 square feet of office and adjoining retail space related to our primary corporate headquarters, and we lease approximately 8,000 square feet related to our satellite office. The lease for the primary corporate headquarters is scheduled to expire on February 28, 2016 and provides us with three five-year renewal options, while the lease for the satellite office is scheduled to expire on February 29, 2016 and provides us with two five-year renewal options.

Our distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2015, and includes three additional five-year renewal options. We have a distribution hub located in Salem, Oregon, utilizing approximately 12,000 square feet of space to separate consolidated truck loads of product for delivery to our regional markets. Our lease for the hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 32 years. As of January 1, 2012, of our total store leases, 40 leases are due to expire in the next five years without renewal options.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 27.4 million sales transactions and an average transaction size of approximately $33 in fiscal 2011. The following table details our store locations by state as of January 1, 2012:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	207	51.0%
Washington	1984	47	11.5
Arizona	1993	35	8.6
Oregon	1995	25	6.2
Colorado	2001	21	5.2
Utah	1997	16	4.0
Nevada	1978	16	4.0
New Mexico	1995	15	3.7
Idaho	1994	11	2.7
Texas	1995	11	2.7
Oklahoma	2007	1	0.2
Wyoming	2010	1	0.2

Total		406	100.0%

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store sales per square foot of approximately $202 for fiscal 2011. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns. Our same store sales reflect the economic recession and continued uncertainty in the financial sector, which resulted in weak same store sales since fiscal 2007.

ITEM 3.  LEGAL PROCEEDINGS

On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleged, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff sought, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. On March 21, 2011, the court granted preliminary approval of the settlement. On July 15, 2011, the plaintiff filed with the court a motion for final approval of the settlement. On July 29, 2011, the court granted final approval of the settlement and entered judgment on the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Furthermore, the Company agreed that if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company would issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. On October 19, 2011, the period for class members to submit claims forms expired. The Company has issued the required merchandise vouchers and otherwise made all payments and distributions required by the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. The Company intends to defend this litigation vigorously. Because this litigation remains in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to evaluate the likelihood of an unfavorable outcome in this litigation or to estimate a range of potential loss in the event of an unfavorable outcome in this litigation at the present time. If this litigation is resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

On October 31, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled George Zepeda v. Big 5 Sporting Goods Corporation, et al., Case No. BC472450, alleging violations of the California Civil Code. The complaint was brought as a purported class action on behalf of mobility impaired/wheelchair-bound persons located in California. The plaintiff alleges, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages; attorneys’ fees and costs; and injunctive relief. The Company intends to defend this litigation vigorously. The Company’s estimated total cost for this litigation is not expected to have a material negative impact on the Company’s results of operations or financial condition.

On December 21, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled Sean Callahan v. Big 5 Sporting Goods Corp., et al., Case No. BC471854, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s store managers and assistant managers in California for the four years prior to the filing of the complaint. The plaintiff alleged, among other things, that the Company failed to reimburse class members for business expenses incurred in connection with their employment as required under California law and failed to pay class members wages (regular and overtime) for time worked outside of recorded work time as required under California law. In February 2012, the Company and the plaintiff reached a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of a non-material amount to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The court has approved the settlement, and all claims have been dismissed.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s results of operations or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV.” The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2011 and 2010:

	2011		2010
Fiscal Period	High	Low	High	Low
First Quarter	$15.85	$11.24	$17.65	$13.59
Second Quarter	$12.30	$7.81	$18.19	$12.91
Third Quarter	$9.00	$5.91	$13.99	$11.51
Fourth Quarter	$11.02	$5.55	$15.70	$12.40

As of February 23, 2012, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $9.02 per share.

As of February 23, 2012, there were 21,750,520 shares of common stock outstanding held by approximately 280 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2007, 2008, 2009, 2010 and 2011. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. Quarterly dividend payments of $0.05 per share, for an annual rate of $0.20 per share, were paid in fiscal 2009 and 2010. In fiscal 2011, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the first quarter of fiscal 2012, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2012 to stockholders of record as of March 8, 2012.

The agreement governing our revolving credit facility imposes restrictions on our ability to make dividend payments. For example, our ability to pay cash dividends on our common stock will depend upon, among other things, our compliance with certain availability and fixed charge coverage ratio requirements at the time of the proposed dividend or distribution, and whether we are in default under the agreement. Our future dividend policy will also depend on the requirements of any future credit or other financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Issuer Repurchases

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended January 1, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 3 – October 30	—	—	—	$ 14,207,000
October 31 – November 27	62,003	$ 8.74	62,003	13,665,000
November 28 – January 1	47,547	$ 9.24	47,547	13,226,000

Total	109,550		109,550	$ 13,226,000

(1)

The Company repurchased 109,550 shares of its common stock for $1.0 million during the fourth fiscal quarter ended January 1, 2012. The current share repurchase program was announced on November 1, 2007. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. The current program authorizes the repurchase of the Company’s common stock for amounts totaling $20.0 million, and the Company has repurchased 741,892 shares of its common stock for $6.8 million, pursuant to that authorization through January 1, 2012. As of January 1, 2012, a total of $13.2 million remained available for share repurchases under the Company’s current share repurchase program. Since the inception of its initial share repurchase program in May 2006 through January 1, 2012, the Company has repurchased a total of 1,478,635 shares for $21.8 million.

(2)

The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. The Company’s Credit Agreement contains covenants that require it to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit the ability to, among other things, pay dividends or repurchase stock. The Company may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, of this Annual Report on Form 10-K for a further discussion of the Credit Agreement.

(3)	This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans.

Securities Authorized for Issuance Under Equity Compensation Plans as of January 1, 2012

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

	00000000		00000000		00000000		00000000		00000000
	Fiscal Year (1)
	2011		2010		2009		2008		2007
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales (2)	$902,134		$896,813		$895,542		$864,650		$898,292
Cost of sales (3) (6)	610,531		599,101		597,792		579,165		589,150

Gross profit (2) (6)	291,603		297,712		297,750		285,485		309,142
Selling and administrative expense (2) (4) (5) (7)	272,436		263,488		260,068		257,883		256,180

Operating income	19,167		34,224		37,682		27,602		52,962
Interest expense	2,561		2,108		2,465		5,198		6,614

Income before income taxes	16,606		32,116		35,217		22,404		46,348
Income taxes	4,933		11,554		13,406		8,500		18,257

Net income (2) (5) (6) (7) (8)	11,673		$20,562		$21,811		$13,904		$28,091

Earnings per share:
Basic	$0.54		$0.95		$1.02		$0.64		$1.25

Diluted	$0.53		$0.94		$1.01		$0.64		$1.25

Dividends per share	$0.30		$0.20		$0.20		$0.36		$0.36

Weighted-average shares of common stock outstanding:
Basic	21,656		21,552		21,434		21,608		22,465

Diluted	21,869		21,890		21,657		21,619		22,559

Store Data:
Same store sales (decrease) increase (9)	(1.2)%		0.8%		(0.6)%		(7.0)%		(1.0)%
Same store sales per square foot (in dollars) (10)	$202		$204		$210		$213		$233
End of period stores	406		398		384		381		363
End of period same stores	378		380		362		339		321
Same store sales per store (11)	$2,286		$2,315		$2,373		$2,393		$2,625

Other Financial Data:
Depreciation and amortization	$18,544		$18,627		$19,400		$19,135		$17,687
Capital expenditures (12)	$12,990		$15,628		$5,764		$20,447		$20,769
Inventory turns (13)	2.3	x	2.4	x	2.6	x	2.4	x	2.3	x
Balance Sheet Data:
Cash and cash equivalents	$4,900		$5,620		$5,765		$9,058		$9,741
Working capital (14)	$156,909		$130,737		$120,541		$129,282		$133,034
Total assets	$394,064		$392,356		$366,122		$388,357		$403,923
Long-term debt and capital leases, less current portion	$66,621		$49,882		$57,233		$99,447		$105,648
Stockholders’ equity	$156,590		$150,726		$131,861		$111,800		$109,155

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53 week reporting period ending on the Sunday closest to the calendar year end. Fiscal 2011, 2010, 2008 and 2007 each included 52 weeks, and fiscal 2009 included 53 weeks.

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

(5)

In fiscal 2011, we recorded a pre-tax non-cash impairment charge of $2.1 million related to certain underperforming stores. This impairment charge was included in selling and administrative expense, and reduced net income in fiscal 2011 by $1.5 million, or $0.07 per diluted share.

(6)

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

(7)

In the fourth quarter of fiscal 2009, we recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(8)	Net income for fiscal 2011, 2010, 2009, 2008 and 2007 was impacted by the economic recession and continued uncertainty in the financial sector.

(9)

Same store sales for a period reflect net sales from stores operated throughout that period as well as the corresponding prior period; e.g., two comparable annual reporting periods for annual comparisons. Our same store sales comparisons reflect the economic recession and continued uncertainty in the financial sector, which resulted in weak same store sales since fiscal 2007.

(10)

Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores. Fiscal 2011, 2010, 2009, 2008 and 2007 reflect the economic recession and continued uncertainty in the financial sector.

(11)

Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count. Fiscal 2011, 2010, 2009, 2008 and 2007 reflect the economic recession and continued uncertainty in the financial sector.

(12)	Lower capital expenditures in fiscal 2009 reflect substantially fewer store openings when compared with fiscal 2011, 2010, 2008 and 2007 due to the economic recession.

(13)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(14)

Working capital is defined as current assets less current liabilities. In the second quarter of fiscal 2008, we reclassified approximately $5.1 million of workers’ compensation reserves from accrued expenses to other long-term liabilities on the consolidated balance sheet as of December 30, 2007. Additionally, we reclassified approximately $2.0 million of the related deferred income tax assets from current deferred income tax assets to long-term deferred income tax assets on the consolidated balance sheet as of December 30, 2007. This reclassification increased working capital for fiscal 2008 and 2007 by $3.1 million, but had no effect on our previously reported consolidated statements of operations or consolidated statements of cash flows, and is not considered material to any previously reported consolidated financial statements. Working capital in fiscal 2011, 2010 and 2007 was impacted by higher inventory levels at the end of the year associated with lower than anticipated sales for the fourth quarter of those fiscal years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 are referred to as fiscal 2011, 2010 and 2009, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2011, 2010 and 2009 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2011 and 2010 each included 52 weeks, while fiscal 2009 included 53 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 406 stores in 12 states under the name “Big 5 Sporting Goods” at January 1, 2012. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 57-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and internet marketing designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. We resumed our growth in fiscal 2010 and 2011, after our growth in fiscal 2009 was slowed substantially in response to the economic recession. We opened 11 new stores and two relocations in fiscal 2011, and closed three stores in fiscal 2011 as part of relocations that began in fiscal 2010. For fiscal 2012, we expect to open approximately ten new stores and relocate approximately seven stores. Of the seven stores expected to be relocated in fiscal 2012, we anticipate closing approximately four stores this year and the remaining three stores in fiscal 2013. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2011	2010	2009
Big 5 Sporting Goods stores:
Beginning of period	398	384	381
New stores (1)	13	15	3
Stores relocated (2)	(5)	(1)	—
Stores closed	—	—	—

End of period	406	398	384

New stores opened per year, net	8	14	3

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

(2)	Three stores closed in fiscal 2011 as part of relocations that began in fiscal 2010.

Executive Summary

  Our operating results for fiscal 2011, 2010 and 2009 reflected unfavorable macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession and uncertainty in the financial sector. These conditions have led to an erosion of consumer confidence and, as long as this economic weakness continues, it is likely to continue to impact our operating results.

•

Net sales for fiscal 2011 increased 0.6% to $902.1 million compared to fiscal 2010. The increase in net sales was primarily attributable to revenue from new stores, partially offset by decreased same store sales of 1.2%.

•

Net income for fiscal 2011 decreased 43.2% to $11.7 million, or $0.53 per diluted share, compared to $20.6 million, or $0.94 per diluted share, for fiscal 2010. The decrease was driven primarily by lower merchandise margins and higher selling and administrative expense, which included a pre-tax impairment charge of $2.1 million, partially offset by lower income tax expense.

•

Gross profit for fiscal 2011 represented 32.3% of net sales, compared with 33.2% in the prior year. Merchandise margins were 74 basis points lower than last year, while store occupancy expense was higher, reflecting new store openings.

•

Selling and administrative expense for fiscal 2011 increased 3.4% to $272.4 million, or 30.2% of net sales, compared to $263.5 million, or 29.4% of net sales, for fiscal 2010. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings, combined with higher advertising expense. Selling and administrative expense also reflected a pre-tax impairment charge of $2.1 million during fiscal 2011.

•

Operating income for fiscal 2011 declined 44.0% to $19.2 million, or 2.1% of net sales, compared to $34.2 million, or 3.8% of net sales, for fiscal 2010. The lower operating income primarily reflects lower merchandise margins and higher selling and administrative expense.

Results of Operations

  The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2011 (1)		2010 (1)		2009 (1)
			(Dollars in thousands)
Statement of Operations Data:
Net sales (2)	$902,134	100.0%	$896,813	100.0%	$895,542	100.0%
Cost of sales (3)	610,531	67.7	599,101	66.8	597,792	66.8

Gross profit (2)	291,603	32.3	297,712	33.2	297,750	33.2
Selling and administrative expense (2) (4) (5) (6)	272,436	30.2	263,488	29.4	260,068	29.0

Operating income	19,167	2.1	34,224	3.8	37,682	4.2
Interest expense	2,561	0.3	2,108	0.2	2,465	0.3

Income before income taxes	16,606	1.8	32,116	3.6	35,217	3.9
Income taxes	4,933	0.5	11,554	1.3	13,406	1.5

Net income (2) (5) (6)	$11,673	1.3%	$20,562	2.3%	$21,811	2.4%

Other Financial Data:
Net sales change		0.6%		0.1%		3.6%
Same store sales change (7)		(1.2)%		0.8%		(0.6)%
Net income change (8)		(43.2)%		(5.7)%		56.9%

(1)	Fiscal 2011 and 2010 each included 52 weeks. Fiscal 2009 included 53 weeks.
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

(5)

In fiscal 2011, we recorded a pre-tax non-cash impairment charge of $2.1 million related to certain underperforming stores. This impairment charge was included in selling and administrative expense, and reduced net income in fiscal 2011 by $1.5 million, or $0.07 per diluted share.

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

(8)	Net income for fiscal 2011, 2010 and 2009 reflected the impact of the economic recession, which weakened consumer demand and negatively impacted our net sales.

Fiscal 2011 Compared to Fiscal 2010

Net Sales.    Net sales increased by $5.3 million, or 0.6%, to $902.1 million for fiscal 2011 from $896.8 million for fiscal 2010. The change in net sales was primarily attributable to the following:

•	Added sales from new stores reflected the opening of 28 new stores since January 3, 2010. The revenue from new store sales was partially offset by a reduction in same store and closed store sales.
•

Same store sales decreased 1.2% for fiscal 2011 versus fiscal 2010. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable yearly reporting periods for yearly comparisons.

•	Net sales for fiscal 2011 continued to be impacted by the economic recession, and we experienced decreased customer traffic into our retail stores when compared with fiscal 2010.
•	Net sales for fiscal 2010 reflected a net pre-tax charge of $0.8 million for a legal settlement accrual that was classified as a reduction of net sales.

Store count at the end of fiscal 2011 was 406 versus 398 at the end of fiscal 2010. We opened 11 new stores and two relocations in fiscal 2011, and closed three stores in fiscal 2011 as part of relocations that began in fiscal 2010. For fiscal 2012, we expect to open approximately ten new stores and relocate approximately seven stores. Of the seven stores expected to be relocated in fiscal 2012, we anticipate closing approximately four stores this year and the remaining three stores in fiscal 2013.

Gross Profit.  Gross profit decreased by $6.1 million to $291.6 million in fiscal 2011 from $297.7 million in fiscal 2010. Gross profit as a percentage of net sales in fiscal 2011 was 32.3% compared with 33.2% during the prior year. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased for fiscal 2011 by 74 basis points versus fiscal 2010, primarily reflecting the impact of product cost inflation, increased promotional activities to stimulate sales and a sales mix shift away from higher margin winter product categories during the fourth quarter as a result of unseasonably warm weather.

•	Store occupancy costs for fiscal 2011 increased by $1.4 million, or 11 basis points, year over year, due primarily to the increase in store count.
•	Net sales increased by $5.3 million in fiscal 2011 compared to the prior year.

Selling and Administrative Expense.  Selling and administrative expense increased by $8.9 million, or 3.4%, to $272.4 million, or 30.2% of net sales, in fiscal 2011 from $263.5 million, or 29.4% of net sales, in fiscal 2010. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $6.8 million, or 65 basis points, due primarily to higher labor and operating costs to support the increase in store count and increased employee benefit costs.

•	Advertising expense for fiscal 2011 increased by $2.7 million, or 27 basis points, due primarily to an increase in newspaper advertising, internet marketing and other advertising to support sales.
•

Administrative expense for fiscal 2011 included a pre-tax non-cash impairment charge of $2.1 million related to certain underperforming stores. Administrative expense in fiscal 2010 reflected a net pre-tax charge for a legal settlement accrual of $1.5 million.

Interest Expense.  Interest expense increased by $0.5 million, or 21.4%, to $2.6 million in fiscal 2011 from $2.1 million in fiscal 2010. The increase in interest expense primarily reflects an increase in average debt levels of approximately $7.5 million to $67.5 million in fiscal 2011 from $60.0 million in fiscal 2010, combined with an increase in average interest rates of approximately 40 basis points to 2.5% during fiscal 2011 from 2.1% in fiscal 2010. The increase in average interest rates was due mainly to higher applicable margins under our current credit agreement as compared to our prior credit agreement. Interest expense in fiscal 2010 included a $0.3 million charge for a one-time early termination fee and the write-off of the remaining deferred debt issuance costs associated with the termination of our prior credit agreement.

Income Taxes.  The provision for income taxes was $4.9 million for fiscal 2011 compared with $11.6 million for fiscal 2010. This decrease was primarily due to lower pre-tax income in fiscal 2011 compared to the prior year. Our effective tax rate was 29.7% for fiscal 2011 compared with 36.0% for fiscal 2010. Our lower effective tax rate for fiscal 2011 compared to the prior year primarily reflects the impact of higher income tax credits for fiscal 2011 relative to lower pre-tax income.

Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales increased by $1.3 million, or 0.1%, to $896.8 million for fiscal 2010 from $895.5 million for fiscal 2009. The change in net sales was primarily attributable to the following:

•	Added sales from new stores reflected the opening of 18 new stores since December 28, 2008. The revenue from new store sales was partially offset by a reduction in closed store sales.
•

Same store sales increased 0.8% for the 52 weeks ended January 2, 2011, versus the comparable 52-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable yearly reporting periods for yearly comparisons.

•	The extra week in fiscal 2009 negatively impacted the net sales comparison to fiscal 2010 by $15.8 million.
•	Net sales for fiscal 2010 reflected a net pre-tax charge of $0.8 million for a legal settlement accrual that was classified as a reduction of net sales.
•	While net sales for fiscal 2010 continued to be impacted by the economic recession, we experienced increased customer traffic into our retail stores when compared with fiscal 2009.

Store count at the end of fiscal 2010 was 398 versus 384 at the end of fiscal 2009. We opened 11 new stores and had four relocations in fiscal 2010. Of the four relocations, we closed one store in fiscal 2010 and closed the remaining three stores relocated in fiscal 2010 in fiscal 2011. Our fiscal 2009 store growth was slowed substantially in response to the economic recession, which reflected the opening of three new stores.

Gross Profit.  Gross profit decreased by $0.1 million to $297.7 million in fiscal 2010 from $297.8 million in fiscal 2009. Gross profit as a percentage of net sales in fiscal 2010 remained unchanged compared with fiscal 2009 at 33.2%. The slight change in gross profit was primarily attributable to the following:

•	Merchandise margins, which exclude buying, occupancy and distribution costs, decreased for fiscal 2010 by 13 basis points versus fiscal 2009, primarily due to shifts in product sales mix.
•	Store occupancy costs for fiscal 2010 increased by $1.4 million, or 15 basis points, year over year, due primarily to the increase in store count.
•	Distribution costs, including costs capitalized into inventory, decreased by $2.7 million, or 30 basis points, in fiscal 2010 compared to fiscal 2009.
•	Net sales increased by $1.3 million in fiscal 2010 compared to fiscal 2009.

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

•

Administrative expense for fiscal 2010 increased by $0.1 million, and remained unchanged as a percentage of net sales in comparison with fiscal 2009. Administrative expense in fiscal 2010 and fiscal 2009 reflected net pre-tax charges for legal settlement accruals of $1.5 million and $1.0 million, respectively.

Interest Expense.  Interest expense decreased by $0.4 million, or 14.5%, to $2.1 million in fiscal 2010 from $2.5 million in fiscal 2009. The decrease in interest expense primarily reflected a reduction in average debt levels of approximately $23.6 million to $60.0 million in fiscal 2010 from $83.6 million in fiscal 2009, combined with a reduction in average interest rates of approximately 10 basis points to 2.1% during fiscal 2010 from 2.2% in fiscal 2009. Interest expense in fiscal 2010 reflected a one-time early termination fee and the write off of the remaining deferred debt issuance costs of $0.3 million associated with the termination of our prior credit agreement.

Income Taxes.  The provision for income taxes was $11.6 million for fiscal 2010 compared with $13.4 million for fiscal 2009. This decrease was primarily due to lower pre-tax income in fiscal 2010 compared to fiscal 2009. Our effective tax rate was 36.0% for fiscal 2010 compared with 38.1% for fiscal 2009. Our lower effective tax rate for fiscal 2010 compared to fiscal 2009 primarily reflected an increased benefit from income tax credits taken in fiscal 2010.

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

We ended fiscal 2011 with $4.9 million of cash and cash equivalents compared with $5.6 million in fiscal 2010. After reducing our long-term debt by $6.7 million, or 12.1%, during fiscal 2010, we increased our long-term debt by $15.2 million, or 31.4%, during fiscal 2011 to $63.5 million from $48.3 million at the end of fiscal 2010. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2011	2010	2009
		(Dollars in thousands)
Total cash provided by (used in):
Operating activities	$2,218	$29,867	$54,087
Investing activities	(11,988)	(15,624)	(5,764)
Financing activities	9,050	(14,388)	(51,616)

Net decrease in cash and cash equivalents	$(720)	$(145)	$(3,293)

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

For fiscal 2011, we strategically increased merchandise inventory levels to add certain new products to stimulate sales and also purchased inventory earlier in the year to mitigate the impact of product cost inflation and potential delivery delays. Reduced inventory purchases in the fourth quarter of fiscal 2011 resulted in lower accounts payable as a percentage of inventory. Also, weaker than anticipated sales during fiscal 2011, particularly in the fourth quarter, resulted in higher inventory levels and reduced operating cash flow for the year, contributing to higher debt balances year over year.

For fiscal 2010, we purchased larger quantities of inventory primarily in anticipation of improving business conditions and as a result of increased availability of certain products. The higher inventory levels combined with lower than anticipated sales in the fourth quarter of fiscal 2010 resulted in reduced operating cash flow for the year as compared to the prior year. For fiscal 2009, our improved earnings contributed to higher cash flow from operations compared to fiscal 2008. For fiscal 2009 we purchased lower quantities of inventory to reduce our overall inventory levels in anticipation of weaker consumer demand and also reduced our capital spending for new store openings in response to the economic recession.

Operating Activities. Net cash provided by operating activities for fiscal 2011, 2010 and 2009 was $2.2 million, $29.9 million and $54.1 million, respectively. The decrease in cash provided by operating activities for fiscal 2011 compared to fiscal 2010 primarily reflected higher funding of merchandise inventory along with the timing of inventory purchases and payments, as well as lower net income and accrued expenses and other liabilities, primarily for legal settlements. The decrease in cash provided by operating activities for fiscal 2010 compared to fiscal 2009 primarily reflected higher inventory levels at the end of fiscal 2010 as a result of lower than anticipated fourth quarter holiday sales. The decrease in cash provided by operating activities in fiscal 2010 compared to fiscal 2009 also reflected higher accounts receivable balances related primarily to landlord tenant allowances for new stores and income tax refunds, along with reduced net income, partially offset by the positive cash flow impact of higher accounts payable related to inventory purchases.

Investing Activities.  Net cash used in investing activities for fiscal 2011, 2010 and 2009 was $12.0 million, $15.6 million and $5.8 million, respectively. In fiscal 2011, we received proceeds of $0.5 million from the sale of owned real property and $0.5 million as part of a local utility rebate program related to the implementation of a green energy system at our distribution center. Our capital spending is primarily for new store openings, store-related remodeling, distribution center and corporate headquarters’ costs and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	0000000	0000000	0000000
	Fiscal Year
	2011	2010	2009
	(Dollars in thousands)
New stores	$7,108	$9,773	$2,227
Store-related remodels	3,749	3,888	2,575
Distribution center	1,127	1,487	384
Computer hardware, software and other	1,006	480	578

Total	$12,990	$15,628	$5,764

Capital spending in fiscal 2011 and 2010 reflected the resumption of our new store expansion program. Capital spending levels in fiscal 2009 were lower due to substantially fewer new store openings as a result of efforts to conserve capital in response to the economic recession. Our capital expenditures included 11 new stores and two relocations in fiscal 2011; 11 new stores and four relocations in fiscal 2010; and three new stores in fiscal 2009. Capital expenditures in fiscal 2011, 2010 and 2009 also included amounts related to the implementation of computer system improvements and enhanced security measures to support our infrastructure.

Financing Activities. Net cash provided by financing activities for fiscal 2011 was $9.1 million, and net cash used in financing activities for fiscal 2010 and 2009 was $14.4 million and $51.6 million, respectively. For fiscal 2011, cash provided by financing activities primarily reflected increased borrowings under our revolving credit facility, partially offset by dividend payments and capital lease payments. Borrowings under our revolving credit facility were largely used to fund merchandise inventory purchases. For fiscal 2010, we used cash provided from operating activities to pay down borrowings from our revolving credit facility, pay dividends and make lease payments. The lower paydown of borrowings under our revolving credit facility in fiscal 2010 compared with fiscal 2009 primarily reflected increased funding of inventory purchases along with the resumption of our new store expansion program in fiscal 2010. For fiscal 2009, cash provided by operating activities was used to pay down a significant portion of borrowings under our revolving credit facility, and we reduced our quarterly dividend payments to $0.05 per share in order to preserve capital.

  As of January 1, 2012, we had revolving credit borrowings of $63.5 million and letter of credit commitments of $3.7 million outstanding. These balances compare to borrowings of $48.3 million and letter of credit commitments of $0.8 million outstanding as of January 2, 2011.

Our revolving credit facility balances have historically increased from the end of the first quarter to the end of the second quarter and from the end of the third quarter to the week of Thanksgiving. The historical increases in our revolving credit facility balances reflect the build-up of inventory in anticipation of our summer and winter selling seasons. Revolving credit facility balances typically fall from the week of Thanksgiving to the end of the fourth quarter, reflecting inventory sales during the holiday and winter selling season. The increase in our revolving credit borrowings at the end of fiscal 2011 compared to the end of fiscal 2010 primarily reflects higher inventory levels, as discussed above, combined with lower accounts payable as a percentage of inventory due in part to the timing of payments.

Quarterly dividend payments of $0.05 per share, for an annual rate of $0.20 per share, were paid in fiscal 2009 and 2010. In fiscal 2011, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the first quarter of fiscal 2012, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2012 to stockholders of record as of March 8, 2012.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock, to offset dilution related to equity-based compensation plans and to optimize our capital structure.

Our Board of Directors authorized two share repurchase programs for the purchase of $15.0 million and $20.0 million of our common stock. Under the authorizations, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of management, and would depend upon market conditions and other considerations. Prior to fiscal 2009, we repurchased 1,369,085 shares of our common stock under these programs for $20.8 million. In light of the economic climate, we did not repurchase any shares of our common stock under these programs during fiscal 2009 or fiscal 2010. In the fourth quarter of fiscal 2011, we resumed our share repurchase activity under these programs, repurchasing 109,550 shares of our common stock for $1.0 million. Since the inception of our initial share repurchase program in May 2006 through January 1, 2012, we have repurchased a total of 1,478,635 shares for $21.8 million, leaving a total of $13.2 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders. Initial borrowings under the Credit Agreement on October 18, 2010 were used to, among other things, repay all of our outstanding indebtedness under our prior financing agreement, at which time the prior financing agreement was terminated. As further discussed below, the Credit Agreement was amended on October 31, 2011.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility were originally to mature and become due on October 18, 2014. On October 31, 2011, the Credit Agreement was amended to extend its maturity date to October 31, 2016 (see discussion below). As of January 1, 2012 and January 2, 2011, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $72.8 million and $90.9 million, respectively.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2011	2010
	(Dollars in thousands)
Fiscal year-end balance	$63,476	$48,313
Average interest rate	2.53%	2.05%
Maximum outstanding during the year	$106,095	$94,687
Average outstanding during the year	$67,489	$59,996

Future Capital Requirements.  We had cash and cash equivalents on hand of $4.9 million at January 1, 2012. We expect capital expenditures for fiscal 2012, excluding non-cash acquisitions, to range from approximately $15.0 million to $18.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2012, we expect to open approximately ten new stores and relocate approximately seven stores. Of the seven stores expected to be relocated in fiscal 2012, we anticipate closing approximately four stores this year and the remaining three stores in fiscal 2013.

Quarterly dividend payments of $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, were paid in fiscal 2010. In the first quarter of fiscal 2011, our Board of Directors increased our quarterly cash dividend to $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share, which was paid in fiscal 2011. In the first quarter of fiscal 2012, our Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2012 to stockholders of record as of March 8, 2012.

As of February 23, 2012, a total of $12.1 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Off-Balance Sheet Arrangements and Contractual Obligations.  Our material off-balance sheet arrangements are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A summary of our operating lease obligations and letter of credit commitments by fiscal year is included in the table below. Additional information regarding our operating leases is available in Item 2, Properties and Note 7, Lease Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our future obligations and commitments as of January 1, 2012, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$5,131	$1,796	$2,656	$679	$—
Lease commitments:
Operating lease commitments	310,514	64,695	114,196	69,790	61,833
Other occupancy costs	65,590	13,394	23,728	14,952	13,516
Other liabilities	9,119	2,506	2,846	1,487	2,280
Revolving credit facility	63,476	—	—	63,476	—
Letters of credit	3,710	3,710	—	—	—

Total	$457,540	$86,101	$143,426	$150,384	$77,629

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

Operating lease commitments also include a lease commitment for a building adjacent to our corporate office. The lease term for this property commenced in 2009 and the primary term expires on February 28, 2019. In accordance with terms of the lease agreement, we are committed to the construction of a new retail building on the premises before the primary term expires in 2019. We are not yet able to determine the ultimate amount of the construction commitment.

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

Periodic interest payments on the Credit Agreement are not included in the preceding table because interest expense is based on variable indices, and the balance of our Credit Agreement fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2011 year-end, our projected annual interest payments would be approximately $1.6 million.

Issued and outstanding letters of credit were $3.7 million at January 1, 2012, and were related primarily to securing insurance program liabilities.

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

We record valuation reserves on a quarterly basis for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. The reserve for merchandise returns is based upon the determination of the historical net realizable value of products sold from our returned goods inventory or returned to vendors for credit. Our reserve for merchandise returns includes amounts for returned product on-hand as well as damaged and defective merchandise in the chainwide merchandise inventory. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for merchandise returns, slow-moving or obsolescent merchandise and for lower of cost or market provisions totaled $3.1 million and $2.7 million as of January 1, 2012 and January 2, 2011, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.0 million and $1.9 million as of January 1, 2012 and January 2, 2011, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total at January 1, 2012, would result in a change in reserves of approximately $0.5 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires investments of approximately $0.6 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in the impairment provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment.

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

Our evaluation resulted in a pre-tax impairment charge of $2.1 million recognized in fiscal 2011 related to certain underperforming stores. No long-lived asset impairment charges were incurred during fiscal 2010 and 2009.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used at January 1, 2012, would not result in a change in long-lived asset impairment charges for fiscal 2011.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, effective January 1, 2010, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of January 1, 2012 and January 2, 2011, our self-insurance liabilities totaled $8.2 million and $7.8 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of January 1, 2012, would result in a change in our liability of approximately $0.8 million and a change in pre-tax earnings by the same amount.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results and historically have generated higher net sales in the fourth fiscal quarter, which includes the holiday selling season. Accordingly, in the fourth fiscal quarter we experience normally higher purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results, as occurred in fiscal 2011.

Beginning in the second half of fiscal 2010, continuing through fiscal 2011 and into the first quarter of fiscal 2012, we have experienced increasing inflation in the purchase cost, including transportation cost, of certain products received in fiscal 2011 or expected to be received in fiscal 2012. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. Our lower merchandise margins for fiscal 2011 compared to fiscal 2010 partially reflected purchase cost increases.

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

   We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at January 1, 2012, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at January 1, 2012.

   Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. All of our stores are located in the United States, and all imported merchandise is purchased in U.S. dollars.

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

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 1, 2012. Based on such evaluation, our CEO and CFO have concluded that, as of January 1, 2012, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2012, based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of January 1, 2012, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (“the Company”) as of January 1, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2012 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 29, 2012

ITEM 9B.  OTHER INFORMATION

   None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

    The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

   The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: February 29, 2012	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	February 29, 2012

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Sandra N. Bane	Director of the Company	February 29, 2012
Sandra N. Bane

/s/ G. Michael Brown	Director of the Company	February 29, 2012
G. Michael Brown

/s/ Dominic P. DeMarco	Director of the Company	February 29, 2012
Dominic P. DeMarco

/s/ Jennifer Holden Dunbar	Director of the Company	February 29, 2012
Jennifer Holden Dunbar

/s/ David R. Jessick	Director of the Company	February 29, 2012
David R. Jessick

/s/ Michael D. Miller	Director of the Company	February 29, 2012
Michael D. Miller

BIG 5 SPORTING GOODS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 29, 2012

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 1, 2012	January 2, 2011
ASSETS

Current assets:
Cash and cash equivalents	$4,900	$5,620
Accounts receivable, net of allowances of $142 and $201, respectively	13,106	15,000
Merchandise inventories, net	264,278	254,217
Prepaid expenses	7,972	7,588
Deferred income taxes	8,410	9,447

Total current assets	298,666	291,872

Property and equipment, net	75,369	81,333
Deferred income taxes	13,236	12,396
Other assets, net of accumulated amortization of $383 and $69, respectively	2,360	2,322
Goodwill	4,433	4,433

Total assets	$394,064	$392,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,593	$94,818
Accrued expenses	62,547	64,392
Current portion of capital lease obligations	1,617	1,925

Total current liabilities	141,757	161,135

Deferred rent, less current portion	22,483	24,349
Capital lease obligations, less current portion	3,145	1,569
Long-term debt	63,476	48,313
Other long-term liabilities	6,613	6,264

Total liabilities	237,474	241,630

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,483,815 and 23,315,832 shares, respectively; outstanding 21,890,970 and 21,832,537 shares, respectively	235	233
Additional paid-in capital	99,665	97,910
Retained earnings	79,037	73,949
Less: Treasury stock, at cost; 1,592,845 and 1,483,295 shares, respectively	(22,347)	(21,366)

Total stockholders’ equity	156,590	150,726

Total liabilities and stockholders’ equity	$394,064	$392,356

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010

Net sales	$902,134	$896,813	$895,542

Cost of sales	610,531	599,101	597,792

Gross profit	291,603	297,712	297,750

Selling and administrative expense	272,436	263,488	260,068

Operating income	19,167	34,224	37,682

Interest expense	2,561	2,108	2,465

Income before income taxes	16,606	32,116	35,217

Income taxes	4,933	11,554	13,406

Net income	$11,673	$20,562	$21,811

Earnings per share:
Basic	$0.54	$0.95	$1.02

Diluted	$0.53	$0.94	$1.01

Dividends per share	$0.30	$0.20	$0.20

Weighted-average shares of common stock outstanding:
Basic	21,656	21,552	21,434

Diluted	21,869	21,890	21,657

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Total
	Shares	Amount
Balance at December 28, 2008	21,520,792	$230	$92,704	$40,232	$(21,366)	$111,800
Net income	-	-	-	21,811	-	21,811
Dividends on common stock ($0.20 per share)	-	-	-	(4,305)	-	(4,305)
Issuance of nonvested share awards	12,000	-	-	-	-	-
Exercise of share option awards	42,775	-	425	-	-	425
Share-based compensation	-	-	2,139	-	-	2,139
Tax benefit from share-based awards activity	-	-	38	-	-	38
Forfeiture of nonvested share awards	(1,100)	-	-	-	-	-
Retirement of common stock for payment of withholding tax	(7,701)	-	(47)	-	-	(47)

Balance at January 3, 2010	21,566,766	230	95,259	57,738	(21,366)	131,861
Net income	-	-	-	20,562	-	20,562
Dividends on common stock ($0.20 per share)	-	-	-	(4,351)	-	(4,351)
Issuance of nonvested share awards	172,000	2	(2)	-	-	-
Exercise of share option awards	104,175	1	756	-	-	757
Share-based compensation	-	-	1,727	-	-	1,727
Tax benefit from share-based awards activity	-	-	313	-	-	313
Forfeiture of nonvested share awards	(1,300)	-	-	-	-	-
Retirement of common stock for payment of withholding tax	(9,104)	-	(143)	-	-	(143)

Balance at January 2, 2011	21,832,537	233	97,910	73,949	(21,366)	150,726
Net income	-	-	-	11,673	-	11,673
Dividends on common stock ($0.30 per share)	-	-	-	(6,585)	-	(6,585)
Issuance of nonvested share awards	152,100	2	(2)	-	-	-
Exercise of share option awards	48,262	-	316	-	-	316
Share-based compensation	-	-	1,798	-	-	1,798
Tax deficiency from share-based awards activity	-	-	(74)	-	-	(74)
Forfeiture of nonvested share awards	(8,625)	-	-	-	-	-
Retirement of common stock for payment of withholding tax	(23,754)	-	(283)	-	-	(283)
Purchases of treasury stock	(109,550)	-	-	-	(981)	(981)

Balance at January 1, 2012	21,890,970	$235	$99,665	$79,037	$(22,347)	$156,590

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flows from operating activities:
Net income	$11,673	$20,562	$21,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,544	18,627	19,400
Impairment of store assets	2,116	-	-
Share-based compensation	1,798	1,727	2,139
Excess tax benefit related to share-based awards	(90)	(327)	(43)
Amortization of debt issuance costs	314	135	53
Deferred income taxes	197	(2,793)	2,684
(Gain) loss on disposal of property and equipment	(250)	18	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	2,144	(1,602)	3,213
Merchandise inventories, net	(10,061)	(23,306)	2,051
Prepaid expenses and other assets	(432)	2,008	(1,441)
Accounts payable	(19,789)	10,070	1,564
Accrued expenses and other long-term liabilities	(3,946)	4,748	2,715

Net cash provided by operating activities	2,218	29,867	54,087

Cash flows from investing activities:
Purchases of property and equipment	(12,990)	(15,628)	(5,764)
Proceeds from solar energy rebate	500	-	-
Proceeds from disposal of property and equipment	502	4	-

Net cash used in investing activities	(11,988)	(15,624)	(5,764)

Cash flows from financing activities:
Principal borrowings under current revolving credit facility	225,597	109,919	-
Principal payments under current revolving credit facility	(210,434)	(61,606)	-
Net principal payments under previous revolving credit facility	-	(54,955)	(41,544)
Changes in book overdraft	3,681	(991)	(3,914)
Debt issuance costs	(304)	(1,305)	-
Principal payments under capital lease obligations	(2,102)	(2,065)	(2,284)
Proceeds from exercise of share option awards	316	757	425
Excess tax benefit related to share-based awards	90	327	43
Purchases of treasury stock	(981)	-	-
Tax withholding payments for share-based compensation	(283)	(143)	(47)
Dividends paid	(6,530)	(4,326)	(4,295)

Net cash provided by (used in) financing activities	9,050	(14,388)	(51,616)

Net decrease in cash and cash equivalents	(720)	(145)	(3,293)

Cash and cash equivalents at beginning of year	5,620	5,765	9,058

Cash and cash equivalents at end of year	$4,900	$5,620	$5,765

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$3,551	$1,381	$1,930

Property and equipment purchases accrued	$776	$1,470	$310

Solar energy rebate receivable	$250	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$2,182	$1,882	$2,706

Income taxes paid	$4,658	$15,384	$11,231

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of January 1, 2012 and January 2, 2011 and for the years ended January 1, 2012 (“fiscal 2011”), January 2, 2011 (“fiscal 2010”) and January 3, 2010 (“fiscal 2009”), represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates as one business segment, as a sporting goods retailer under the “Big 5 Sporting Goods” name. The Company carries a full-line product offering, operating 406 stores at January 1, 2012 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado, Oklahoma and Wyoming.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2011 and 2010 each included 52 weeks. Fiscal 2009 included 53 weeks.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2011	2010	2009
		(In thousands)
Hard goods	$491,493	$491,106	$487,178
Athletic and sport apparel	145,209	143,994	145,325
Athletic and sport footwear	262,558	259,889	259,989
Other sales	2,874	1,824	3,050

Net sales	$902,134	$896,813	$895,542

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

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is sold and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2011). The Company recognized approximately $0.4 million, $0.4 million and $0.5 million in gift card breakage revenue for fiscal 2011, 2010 and 2009, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition (“ASC 605”).

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

Selling and Administrative Expense

Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, expense associated with operating the Company’s corporate headquarters and impairment charges, if any.

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

Advertising Costs

Advertising costs are expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $47.6 million, $44.9 million and $45.8 million for fiscal 2011, 2010 and 2009, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $6.2 million, $6.9 million and $6.9 million for fiscal 2011, 2010 and 2009, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Accordingly, the Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 14 to the consolidated financial statements for a further discussion on share-based compensation.

Pre-opening Costs

Pre-opening costs for new stores, which consist primarily of payroll and recruiting costs, training, marketing, rent, travel and supplies, are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Book overdrafts are recorded in accounts payable and accrued expenses.

Accounts Receivable

Accounts receivable consist primarily of third party purchasing card receivables, amounts due from inventory vendors for returned products or co-operative advertising and amounts due from lessors for tenant

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

improvement allowances. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, in-bound freight-related costs and allocated overhead costs associated with the Company’s distribution center.

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

Prepaid Expenses

Prepaid expenses include the prepayment of various operating costs such as insurance, rent, property taxes, software maintenance and supplies, which are expensed when the operating cost is realized. Prepaid expenses also include the purchase of seasonal fish and game licenses from certain state and federal governmental agencies. The Company has a right to return these licenses if they are unsold. The prepaid expenses associated with seasonal fish and game licenses totaled $0.5 million and $0.4 million as of January 1, 2012 and January 2, 2011, respectively.

Property and Equipment, Net

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Land	Indefinite
Buildings	20 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Furniture and equipment	3 – 10 years

Maintenance and repairs are expensed as incurred.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal 2011, 2010 and 2009, and determined that goodwill was not impaired. Furthermore, as of January 1, 2012, no goodwill impairment losses have been recognized since the adoption of ASC 350.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires investments of approximately $0.6 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

The Company determines the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales, margins, operating expense and advertising expense in relation to the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

In fiscal 2011, the Company recognized a pre-tax non-cash impairment charge of $2.1 million related to certain underperforming stores. This impairment charge is included in selling and administrative expense for fiscal 2011 in the consolidated statement of operations. No long-lived asset impairment charges were incurred during fiscal 2010 and 2009.

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

Deferred rent represents the difference between rent paid and the amounts expensed for operating leases. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognizes rent expense for rent increases and rent holidays on a straight-line basis over the term of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the non-cancelable lease term when it is at least ten years or the “reasonably assured” lease term as defined in ASC 840 when the initial non-cancelable lease term is less than ten years.

Landlord allowances for tenant improvements, or lease incentives, are recorded as deferred rent and amortized on a straight-line basis over the “reasonably assured” lease term as a component of rent expense.

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

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.6 million and $0.6 million as of January 1, 2012 and January 2, 2011, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $8.2 million and $7.8 million as of January 1, 2012 and January 2, 2011, respectively, of which $3.5 million and $3.5 million were recorded as a component of accrued expenses as of January 1, 2012 and January 2, 2011, respectively, and $4.7 million and $4.3 million were recorded as a component of other long-term liabilities as of January 1, 2012 and January 2, 2011, respectively, in the accompanying consolidated balance sheets.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 1, 2012 and January 2, 2011, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company operates traditional sporting goods retail stores located principally in the western United States. Because of this, the Company is subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include weather conditions, power outages, earthquakes and other natural disasters specific to the states in which the Company operates.

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

The Company purchases merchandise from approximately 800 suppliers, and the Company’s 20 largest suppliers accounted for 37.3% of total purchases in fiscal 2011. One vendor represented greater than 5% of total purchases, at 7.7%, in fiscal 2011. A significant portion of the Company’s purchases is manufactured abroad in countries such as China, Taiwan and South Korea. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 1, 2012	January 2, 2011
	(In thousands)

Leasehold improvements	$111,959	$107,449
Furniture and equipment	128,861	122,438
Land	—	186
Building	—	434

	240,820	230,507
Accumulated depreciation and amortization	(166,227)	(152,218)

	74,593	78,289
Assets not placed into service	776	3,044

Property and equipment, net	$75,369	$81,333

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $9.8 million, $9.8 million and $10.7 million for fiscal 2011, 2010 and 2009, respectively. Amortization expense for leasehold improvements was $8.8 million, $8.8 million and $8.7 million for fiscal 2011, 2010 and 2009, respectively. The gross cost of equipment under capital leases, included above, was $10.1 million and $7.5 million as of January 1, 2012 and January 2, 2011, respectively. The accumulated amortization related to these capital leases was $3.9 million and $3.0 million as of January 1, 2012 and January 2, 2011, respectively.

(4)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 2011, the Company recognized a pre-tax non-cash impairment charge of $2.1 million related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future undiscounted cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and operating expenses. If economic conditions in the markets in which the Company conducts business remain weak or further deteriorate, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. This impairment charge is included in selling and administrative expense for fiscal 2011 in the consolidated statement of operations. No impairment charges were recognized in fiscal 2010 or 2009.

(5)	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings.

During fiscal 2011, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment. As discussed in Note 4 to the consolidated financial statements, the Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3. After the impairment charge, the carrying values of the remaining assets of these stores were not material.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Accrued Expenses

The major components of accrued expenses are as follows:

	January 1, 2012	January 2, 2011
	(In thousands)

Payroll and related expense	$19,691	$18,920
Sales tax	9,235	10,359
Occupancy costs	8,722	8,573
Advertising	7,685	6,603
Other	17,214	19,937

Accrued expenses	$62,547	$64,392

(7)	Lease Commitments

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

Rent expense for operating leases consisted of the following:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
		(In thousands)

Rent expense	$57,456	$55,732	$54,901
Contingent rent	1,100	1,423	1,149

Total rent expense	$58,556	$57,155	$56,050

Rent expense includes sublease rent income of $0.3 million, $0.3 million and $0.2 million for fiscal 2011, 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of January 1, 2012 are as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)

2012	$1,796	$64,695	$66,491
2013	1,500	61,274	62,774
2014	1,156	52,922	54,078
2015	510	41,566	42,076
2016	169	28,224	28,393
Thereafter	—	61,833	61,833

Total minimum lease payments	5,131	$310,514	$315,645

Imputed interest	(369)

Present value of minimum lease payments	$4,762

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

(8)	Long-Term Debt

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

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Previously, all amounts outstanding under the Credit Facility were to mature and become due on October 18, 2014. On October 31, 2011, the Credit Agreement was amended to, among other things, extend its maturity date to October 31, 2016 (see discussion below).

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At January 1, 2012 and January 2, 2011, the one-month LIBO rate was 0.4% and 0.3%, respectively, and the Wells Fargo Bank prime lending rate was 3.25% and 3.25%, respectively. The average interest rate on the Company’s revolving credit borrowings during fiscal 2011 and 2010 was 2.53% and 2.05%, respectively. On January 1, 2012 and January 2, 2011, the Company had borrowings outstanding bearing interest at both LIBO and the prime lending rates as follows:

	January 1, 2012	January 2, 2011
	(In thousands)

LIBO rate	$50,000	$34,000
Prime lending rate	13,476	14,313

Total borrowings	$63,476	$48,313

Total remaining borrowing availability, after subtracting letters of credit, was $72.8 million and $90.9 million as of January 1, 2012 and January 2, 2011, respectively.

Based on terms of the Credit Agreement, the Company has presented its cash flows related to borrowing and repayment activities under the revolving credit facility on a gross basis for fiscal 2011 and beginning October 18, 2010 for fiscal 2010.

(9)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)

Fiscal 2011:
Federal	$3,250	$821	$4,071
State	1,486	(624)	862

	$4,736	$197	$4,933

Fiscal 2010:
Federal	$11,747	$(2,216)	$9,531
State	2,600	(577)	2,023

	$14,347	$(2,793)	$11,554

Fiscal 2009:
Federal	$9,376	$2,336	$11,712
State	1,384	310	1,694

	$10,760	$2,646	$13,406

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)

Tax expense at statutory rate	$5,812	$11,240	$12,326
State taxes, net of federal benefit	765	1,485	1,651
Tax credits and other	(1,644)	(1,171)	(571)

	$4,933	$11,554	$13,406

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 1, 2012	January 2, 2011
	(In thousands)

Deferred tax assets:
Deferred rent	$10,297	$11,000
Share-based compensation	3,787	3,580
Inventory	1,081	1,151
Solar rebate	297	—
Accrued legal fees	48	951
Other	10,509	10,028

Deferred tax assets	26,019	26,710
Deferred tax liabilities – basis difference in fixed assets	(4,373)	(4,867)

Net deferred tax assets	$21,646	$21,843

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2008 and after, and state and local income tax returns are open for fiscal years 2007 and after.

At January 1, 2012 and January 2, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 1, 2012 and January 2, 2011, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per share data)

Net income	$11,673	$20,562	$21,811

Weighted-average shares of common stock outstanding:
Basic	21,656	21,552	21,434
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	213	338	223

Diluted	21,869	21,890	21,657

Basic earnings per share	$0.54	$0.95	$1.02

Diluted earnings per share	$0.53	$0.94	$1.01

The computation of diluted earnings per share for fiscal 2011, 2010 and 2009 does not include share option awards in the amounts of 1,043,480, 892,499 and 923,559, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2011, 2010 and 2009 does not include nonvested share awards in the amount of 118,312, 183 and 6,760 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares.

In the fourth quarter of fiscal 2011, the Company resumed its share repurchase activity under its share repurchase program, repurchasing 109,550 shares of common stock for $1.0 million. The Company did not repurchase shares of common stock during fiscal 2009 and 2010. Since the inception of the Company’s initial share repurchase program in May 2006 through January 1, 2012, the Company has repurchased a total of 1,478,635 shares for $21.8 million, leaving a total of $13.2 million available for share repurchases under the current share repurchase program.

(11)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $1.7 million for fiscal 2011, $1.9 million for fiscal 2010 and $2.0 million for fiscal 2009.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(12)	Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from Musick, Peeler & Garrett LLP amounting to $0.8 million, $0.6 million and $0.5 million in fiscal 2011, 2010 and 2009, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $59,000 and $75,000 as of January 1, 2012 and January 2, 2011, respectively.

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2011, 2010 and 2009, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million, $0.3 million and $0.4 million in fiscal 2011, 2010 and 2009, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $1.7 million and $1.7 million as of January 1, 2012 and January 2, 2011, respectively. The short-term portion of this liability is recorded in accrued expenses, and the long-term portion is recorded in other long-term liabilities.

(13)	Commitments and Contingencies

On August 13, 2009, the Company was served with a complaint filed in the California Superior Court for the County of San Diego, entitled Michael Kelly v. Big 5 Sporting Goods Corporation, et al., Case No. 37-2009-00095594-CU-MC-CTL, alleging violations of the California Business and Professions Code and California Civil Code. The complaint was brought as a purported class action on behalf of persons who purchased certain tennis, racquetball and squash rackets from the Company. The plaintiff alleged, among other things, that the Company employed deceptive pricing, marketing and advertising practices with respect to the sale of such rackets. The plaintiff sought, on behalf of the class members, unspecified amounts of damages and/or restitution; attorneys’ fees and costs; and injunctive relief to require the Company to discontinue the allegedly improper conduct. On July 20, 2010, the plaintiff filed with the court a Motion for Class Certification. The plaintiff and the Company engaged in mediation on September 1, 2010 and again on November 22, 2010. During mediation, the parties agreed to settle the lawsuit. On January 27, 2011, the plaintiff filed a motion to preliminarily approve the settlement with the court. On March 21, 2011, the court granted preliminary approval of the settlement. On July 15, 2011, the plaintiff filed with the court a motion for final approval of the settlement. On July 29, 2011, the court granted final approval of the settlement and entered judgment on the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive a refund of the purchase price of a class racket, up to $50 per racket, in the form of either a gift card or a check. Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs, an enhancement payment to the class representative and claims administrator’s fees. Furthermore, the Company agreed that if the total amount paid by the Company for the class payout, plaintiff’s attorneys’ fees and costs, class representative enhancement payment and claims administrator’s fees is less than $4.0 million, then the Company would issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. On October 19, 2011, the period for class members to submit claims forms expired. The Company has issued the required merchandise vouchers and otherwise made all payments and distributions required by the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the fourth quarter of fiscal 2010. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. The Company intends to defend this litigation vigorously. Because this litigation remains in the preliminary stages and, among other things, discovery is still ongoing, the Company is not able to evaluate the likelihood of an unfavorable outcome in this litigation or to estimate a range of potential loss in the event of an unfavorable outcome in this litigation at the present time. If this litigation is resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

On October 31, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled George Zepeda v. Big 5 Sporting Goods Corporation, et al., Case No. BC472450, alleging violations of the California Civil Code. The complaint was brought as a purported class action on behalf of mobility impaired/wheelchair-bound persons located in California. The plaintiff alleges, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. The plaintiff seeks, on behalf of the class members, unspecified amounts of damages; attorneys’ fees and costs; and injunctive relief. The Company intends to defend this litigation vigorously. The Company’s estimated total cost for this litigation is not expected to have a material negative impact on the Company’s results of operations or financial condition.

On December 21, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled Sean Callahan v. Big 5 Sporting Goods Corp., et al., Case No. BC471854, alleging violations of the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of the Company’s store managers and assistant managers in California for the four years prior to the filing of the complaint. The plaintiff alleged, among other things, that the Company failed to reimburse class members for business expenses incurred in connection with their employment as required under California law and failed to pay class members wages (regular and overtime) for time worked outside of recorded work time as required under California law. In February 2012, the Company and the plaintiff reached a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of a non-material amount to the plaintiff and the plaintiff’s counsel. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The court has approved the settlement, and all claims have been dismissed.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(14)	Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive share option awards and non-qualified share option awards to the Company’s employees, directors and specified consultants. Share option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted share option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at January 1, 2012, no shares remained available for future grant and 955,123 share option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of any reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and cancelled the 2002 Plan. The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company, plus any shares subject to awards granted under the 2002 Plan which are forfeited, expire or are cancelled after April 24, 2007 (the effective date of the 2007 Plan). This amount represents the amount of shares that remained available for grant under the 2002 Plan as of April 24, 2007. Awards under the 2007 Plan may consist of share option awards (both incentive share option awards and non-qualified share option awards), stock appreciation rights, nonvested share awards, other stock unit awards, performance awards, or dividend equivalents. Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than share option awards or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit as 2.5 shares for every one share granted. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding share option awards will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Share option awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Share option awards, nonvested share awards and nonvested share unit awards provide for accelerated vesting if there is a change in control. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. Upon the grant of nonvested share awards or the exercise of granted share option awards, shares are expected to be issued from new shares which were registered for the 2007 Plan.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Amendment and Restatement of 2007 Plan

On June 14, 2011, the Company’s shareholders approved an amendment and restatement of the Company’s 2007 Equity and Performance Incentive Plan (as so amended and restated, the “Amended 2007 Plan”). Generally, the amendment and restatement made the following revisions to the 2007 Plan that had been adopted as of April 24, 2007:

•	the maximum number of shares of the Company’s common stock that may be issued or subject to awards under the Amended 2007 Plan was increased by 1,250,000 from the number authorized by the 2007 Plan;
•	the term of the Amended 2007 Plan was extended through April 26, 2021 (i.e., by approximately four years from the scheduled expiration of the 2007 Plan);
•	the continuation of the terms of Article X of the Amended 2007 Plan was approved for purposes of Section 162(m) of the Internal Revenue Code; and
•	certain technical updates and enhancements were implemented, including an exception to certain vesting requirements for up to 10% of the shares authorized under the Amended 2007 Plan.

These principal features of the Amended 2007 Plan are not intended to be a complete discussion of all of the terms of the Amended 2007 Plan. A copy of the Amended 2007 Plan was filed in a Current Report on Form 8-K in the second quarter of fiscal 2011.

In fiscal 2011, the Company granted 152,100 nonvested share awards, 9,000 nonvested share unit awards and 44,000 share option awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Amended 2007 Plan. At January 1, 2012, 1,728,552 shares remained available for future grant and 791,155 share option awards, 304,700 nonvested share awards and 9,000 nonvested share unit awards remained outstanding under the Amended 2007 Plan.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2011, 2010 and 2009 was $1.8 million, $1.7 million and $2.1 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2011, 2010 and 2009, respectively, and compensation expense recognized in selling and administrative expense was $1.7 million, $1.6 million and $2.0 million in fiscal 2011, 2010 and 2009, respectively. The recognized tax benefit related to compensation expense for fiscal 2011, 2010 and 2009 was $0.5 million, $0.6 million and $0.8 million, respectively. Net income for fiscal 2011, 2010 and 2009 was reduced by $1.3 million, $1.1 million and $1.3 million, respectively, or $0.06, $0.05 and $0.06 per basic and diluted share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	0000000000	0000000000	0000000000
	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010

Risk-free interest rate	2.0%	2.4%	2.3%
Expected term	7.30 years	6.50 years	6.50 years
Expected volatility	51.0%	55.2%	55.2%
Expected dividend yield	3.83%	1.54%	4.07%

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

The weighted-average grant-date fair value of share option awards granted for fiscal 2011, 2010 and 2009 was $2.84 per share, $6.26 per share and $1.92 per share, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at January 2, 2011	1,795,550	$14.25
Granted	44,000	7.82
Exercised	(48,262)	6.56
Forfeited or Expired	(45,010)	16.16

Outstanding at January 1, 2012	1,746,278	$14.25	4.87	$3,044,384

Exercisable at January 1, 2012	1,362,740	$16.52	4.18	$1,384,423

Vested and Expected to Vest at January 1, 2012	1,741,941	$14.27	4.86	$3,025,700

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $10.44 as of January 1, 2012, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2011, 2010 and 2009 was approximately $0.2 million, $0.9 million and $0.3 million, respectively. The total cash received from employees as a result of employee share option award exercises for fiscal 2011, 2010 and 2009 was approximately $0.3 million, $0.8 million and $0.4 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in fiscal 2011, 2010 and 2009 totaled $0.1 million, $0.3 million and $0.1 million, respectively.

As of January 1, 2012, there was $0.5 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during fiscal 2011, 2010 and 2009 was $0.8 million, $0.5 million and $0.2 million, respectively.

The following table details the Company’s nonvested share awards activity for fiscal 2011:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 2, 2011	233,750	$13.69
Granted	152,100	11.84
Vested	(72,525)	12.62
Forfeited	(8,625)	13.32

Balance at January 1, 2012	304,700	$13.03

The following table details the Company’s nonvested share unit awards activity for fiscal 2011:

	Units	Weighted- Average Grant- Date Fair Value
Balance at January 2, 2011	—	$—
Granted	9,000	8.26
Vested	—	—
Forfeited	—	—

Balance at January 1, 2012	9,000	$8.26

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above. The weighted-average grant-date fair value of nonvested share awards granted in fiscal 2011, 2010 and 2009 was $11.84, $15.52 and $13.17, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in fiscal 2011 was $8.26. No nonvested share unit awards were granted in fiscal 2010 or fiscal 2009.

As of January 1, 2012, there was $2.8 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years and 3.5 years for nonvested share awards and nonvested share unit awards, respectively.

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2011, the Company withheld 23,754 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(15)	Selected Quarterly Financial Data (unaudited)

	Fiscal 2011

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(1)
	(In thousands, except per share data)

Net sales	$221,143	$219,588	$234,680	$226,723

Gross profit	$72,183	$71,742	$76,989	$70,689

Net income (loss)	$2,760	$3,105	$5,817	$(9)

Basic earnings per share	$0.13	$0.14	$0.27	$—

Diluted earnings per share	$0.13	$0.14	$0.27	$—

	Fiscal 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)

Net sales	$218,521	$219,828	$231,753	$226,711

Gross profit	$71,550	$72,966	$77,416	$75,780

Net income	$5,033	$4,752	$6,823	$3,954

Basic earnings per share	$0.23	$0.22	$0.32	$0.18

Diluted earnings per share	$0.23	$0.22	$0.31	$0.18

(1)

The Company recorded pre-tax non-cash impairment charges in the second quarter and fourth quarter of fiscal 2011 of $0.6 million and $1.5 million, respectively, related to certain underperforming stores. These impairment charges were included in selling and administrative expense, and reduced net income in the second quarter of fiscal 2011 by $0.4 million, or $0.02 per diluted share, and the fourth quarter of fiscal 2011 by $1.1 million, or $0.05 per diluted share.

(2)

In the fourth quarter of fiscal 2010, the Company recorded a net pre-tax charge of $2.3 million, reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. This charge reduced net income in fiscal 2010 by $1.5 million, or $0.07 per diluted share.

(16)	Subsequent Event

In the first quarter of fiscal 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on March 22, 2012 to stockholders of record as of March 8, 2012.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
January 1, 2012

Allowance for doubtful receivables	$ 201	$ (24) (1)	$ (35)	$ 142

Allowance for sales returns	1,488	(70)	—	1,418

Inventory reserves	4,607	6,047	(5,545)	5,109

January 2, 2011

Allowance for doubtful receivables	$ 223	$ 22	$ (44)	$ 201

Allowance for sales returns	1,395	93	—	1,488

Inventory reserves	4,645	5,547	(5,585)	4,607

January 3, 2010

Allowance for doubtful receivables	$ 305	$ 21	$ (103)	$ 223

Allowance for sales returns	1,423	(28)	—	1,395

Inventory reserves	4,434	3,786	(3,576)	4,645

(1)	In fiscal 2011, “Charged to Costs and Expenses” for allowance for doubtful receivables reflects the reversal of a prior provision of $50,000.

II

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen of Common Stock Certificate. (2)
10.1	2002 Stock Incentive Plan. (3)
10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)
10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (13)
10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)
10.5	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994. (1)
10.6	Form of Indemnification Agreement. (1)
10.7	Form of Indemnification Letter Agreement. (2)
10.8	Credit Agreement, dated as of October 18, 2010, among Big 5 Corp., Big 5 Services Corp. and Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and Swingline Lender, the Lenders named therein, and Bank of America, N.A. as Documentation Agent. (5)
10.9	Security Agreement, dated as of October 18, 2010, among Big 5 Corp., Big 5 Services Corp. and Big 5 Sporting Goods Corporation and Wells Fargo Bank, National Association, as Collateral Agent. (5)
10.10	Guaranty, dated as of October 18, 2010, by Big 5 Sporting Goods Corporation in favor of Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders described therein. (5)
10.11	First Amendment to Credit Agreement, dated October 31, 2011 among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swingline Lender, Bank of America, N.A., as Documentation Agent, and the Lenders, party thereto. (6)
10.12	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(7)
10.13	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan. (8)
10.14	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan. (8)
10.15	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp. (9)
10.16	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (10)
10.17	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 26, 2011). (14)
10.18	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan. (11)
10.19	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan. (12)
10.20	Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan. (14)
10.21	Independent Contractor Services Agreement, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp. (15)
10.22	General Release of Claims, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp. (15)
14.1	Code of Business Conduct and Ethics. (4)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (8)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (16)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (16)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (16)
32.1	Section 1350 Certification of Chief Executive Officer. (16)

E-1

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

32.2	Section 1350 Certification of Chief Financial Officer. (16)
101.INS	XBRL Instance. (16)
101.SCH	XBRL Taxonomy Extension Schema. (16)
101.CAL	XBRL Taxonomy Extension Calculation. (16)
101.DEF	XBRL Taxonomy Extension Definition. (16)
101.LAB	XBRL Taxonomy Extension Labels. (16)
101.PRE	XBRL Taxonomy Extension Presentation. (16)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2011.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.
(12)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on July 13, 2011.
(16)	Filed herewith.

E-2