Form 10-Q
period 2012-04-01
BIG 5 SPORTING GOODS CORP
filed 2012-05-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

There were 21,784,556 shares of common stock, with a par value of $0.01 per share outstanding as of April 30, 2012.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 1, 2012	January 1, 2012

ASSETS
Current assets:
Cash and cash equivalents	$5,563	$4,900
Accounts receivable, net of allowances of $85 and $142, respectively	12,359	13,106
Merchandise inventories, net	267,521	264,278
Prepaid expenses	7,988	7,972
Deferred income taxes	8,004	8,410

Total current assets	301,435	298,666

Property and equipment, net	72,903	75,369
Deferred income taxes	13,730	13,236
Other assets, net of accumulated amortization of $446 and $383, respectively	2,287	2,360
Goodwill	4,433	4,433

Total assets	$394,788	$394,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,595	$77,593
Accrued expenses	53,737	62,547
Current portion of capital lease obligations	1,599	1,617

Total current liabilities	148,931	141,757

Deferred rent, less current portion	21,965	22,483
Capital lease obligations, less current portion	3,111	3,145
Long-term debt	60,197	63,476
Other long-term liabilities	6,821	6,613

Total liabilities	241,025	237,474

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,592,454 and 23,483,815 shares, respectively; outstanding 21,827,138 and 21,890,970 shares, respectively	236	235
Additional paid-in capital	99,713	99,665
Retained earnings	77,578	79,037
Less: Treasury stock, at cost; 1,765,316 and 1,592,845 shares, respectively	(23,764)	(22,347)

Total stockholders’ equity	153,763	156,590

Total liabilities and stockholders’ equity	$394,788	$394,064

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	April 1, 2012	April 3, 2011
Net sales	$218,496	$221,143

Cost of sales	151,068	148,960

Gross profit	67,428	72,183

Selling and administrative expense	66,585	67,262

Operating income	843	4,921

Interest expense	600	605

Income before income taxes	243	4,316

Income taxes	87	1,556

Net income	$156	$2,760

Earnings per share:
Basic	$0.01	$0.13

Diluted	$0.01	$0.13

Dividends per share	$0.075	$0.075

Weighted-average shares of common stock outstanding:
Basic	21,489	21,619

Diluted	21,654	21,946

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	April 1, 2012	April 3, 2011

Cash flows from operating activities:
Net income	$156	$2,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,665	4,656
Share-based compensation	485	434
Excess tax benefit related to share-based awards	(2)	(68)
Amortization of debt issuance costs	63	82
Deferred income taxes	(88)	(74)
Gain on disposal of property and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable, net	575	3,097
Merchandise inventories, net	(3,243)	(1,308)
Prepaid expenses and other assets	(6)	181
Accounts payable	17,705	2,631
Accrued expenses and other long-term liabilities	(8,921)	(8,214)

Net cash provided by operating activities	11,387	4,177

Cash flows from investing activities:
Purchases of property and equipment	(1,602)	(2,467)

Net cash used in investing activities	(1,602)	(2,467)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	48,943	43,101
Principal payments under revolving credit facility	(52,222)	(39,606)
Changes in book overdraft	(2,094)	(2,133)
Principal payments under capital lease obligations	(472)	(531)
Proceeds from exercise of share option awards	18	201
Excess tax benefit related to share-based awards	2	68
Purchases of treasury stock	(1,347)	—
Tax withholding payments for share-based compensation	(282)	(283)
Dividends paid	(1,668)	(1,647)

Net cash used in financing activities	(9,122)	(830)

Net increase in cash and cash equivalents	663	880
Cash and cash equivalents at beginning of period	4,900	5,620

Cash and cash equivalents at end of period	$5,563	$6,500

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$419	$108

Property and equipment purchases accrued	$966	$244

Supplemental disclosures of cash flow information:
Interest paid	$480	$595

Income taxes paid	$129	$1,521

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 407 stores in 12 states at April 1, 2012. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2012 is comprised of 52 weeks and ends on December 30, 2012. Fiscal year 2011 was comprised of 52 weeks and ended on January 1, 2012. The fiscal interim periods in fiscal 2012 and 2011 are each comprised of 13 weeks.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other. ASU No. 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Additionally, an entity has the option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 in fiscal 2012 did not have a material impact on the Company’s Interim Financial Statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2012). The Company recognized approximately $103,000 and $105,000 in gift card breakage revenue for the first quarter of fiscal 2012 and 2011, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 7 to the Interim Financial Statements for a further discussion on share-based compensation.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)    Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The carrying values of certain assets subject to long-lived asset impairment are measured at fair value subsequent to their initial recognition.

(4)    Accrued Expenses

Accrued expenses consist of the following:

	April 1, 2012	January 1, 2012
	(In thousands)
Payroll and related expense	$17,887	$19,691
Occupancy costs	8,491	8,722
Sales tax	7,542	9,235
Advertising	4,392	7,685
Other	15,425	17,214

Accrued expenses	$53,737	$62,547

(5)    Long-Term Debt

On October 18, 2010, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders. Initial borrowings under the Credit Agreement were used to, among other things, repay all of the Company’s outstanding indebtedness under its prior financing agreement, at which time the prior financing agreement was terminated. On October 31, 2011, the Company amended certain provisions of its Credit Agreement.

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

The maturity date of the Credit Agreement, as amended, is October 31, 2016.

The Company had long-term revolving credit borrowings of $60.2 million at April 1, 2012 and $63.5 million at January 1, 2012. Total remaining borrowing availability, after subtracting letters of credit, was $76.2 million and $72.8 million as of April 1, 2012 and January 1, 2012, respectively.

(6)    Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of April 1, 2012 and January 1, 2012, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

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

At April 1, 2012 and January 1, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At April 1, 2012 and January 1, 2012, the Company had no accrued interest or penalties.

(7)    Share-Based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized approximately $0.5 million and $0.4 million in share-based compensation expense for the 13 weeks ended April 1, 2012 and April 3, 2011, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 13 weeks ended April 1, 2012 and April 3, 2011, the Company granted no share option awards.

As of April 1, 2012, there was $0.4 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 13 weeks ended April 1, 2012 and April 3, 2011 was $0.8 million and $0.8 million, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company granted 142,100 and 149,100 nonvested share awards in the 13 weeks ended April 1, 2012 and April 3, 2011, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 13 weeks ended April 1, 2012 and April 3, 2011 was $7.82 and $11.91, respectively.

The following table details the Company’s nonvested share awards activity for the 13 weeks ended April 1, 2012:

	000000000	000000000
	Shares	Weighted- Average Grant-Date Fair Value
Balance at January 1, 2012	304,700	$13.03
Granted	142,100	7.82
Vested	(97,925)	12.46
Forfeited	(1,225)	12.98

Balance at April 1, 2012	347,650	$11.06

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 13 weeks ended April 1, 2012, the Company withheld 36,011 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

As of April 1, 2012, there was $3.5 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years and 3.2 years for nonvested share awards and nonvested share unit awards, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 1, 2012	April 3, 2011
	(In thousands, except per share amounts)
Net income	$156	$2,760

Weighted-average shares of common stock outstanding:
Basic	21,489	21,619
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	165	327

Diluted	21,654	21,946

Basic earnings per share	$0.01	$0.13

Diluted earnings per share	$0.01	$0.13

The computation of diluted earnings per share for the 13 weeks ended April 1, 2012 and April 3, 2011 does not include share option awards in the amounts of 1,280,690 and 890,770 shares, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On October 31, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled George Zepeda v. Big 5 Sporting Goods Corporation, et al., Case No. BC472450, alleging violations of the California Civil Code. The complaint was brought as a purported class action on behalf of mobility impaired/wheelchair-bound persons located in California. The plaintiff alleged, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. During March 2012, the Company and the plaintiff entered into a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of a non-material amount to the plaintiff and the plaintiff’s counsel and the Company’s agreement to remediate certain alleged access barriers at certain store locations for a total cost that is not material to the Company’s Interim Financial Statements. In accordance with the settlement, all claims have been dismissed.

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

(10)    Subsequent Event

In the second quarter of fiscal 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on June 15, 2012 to stockholders of record as of June 1, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of April 1, 2012, and the related condensed consolidated statements of operations and cash flows for the 13 week periods ended April 1, 2012 and April 3, 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of January 1, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

May 2, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Overview

We are a leading sporting goods retailer in the western United States, operating 407 stores in 12 states under the name “Big 5 Sporting Goods” at April 1, 2012. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

Executive Summary

Our operating results for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 continue to reflect unfavorable macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession. These conditions have led to an erosion of consumer confidence and disposable income and, as long as this economic weakness continues, it is likely to continue to impact our operating results. Unseasonably warm winter weather conditions in the first quarter of fiscal 2012 also unfavorably impacted our winter-related merchandise sales in comparison to the first quarter of fiscal 2011.

•

Net sales for the first quarter of fiscal 2012 decreased 1.2% to $218.5 million compared to $221.1 million for the first quarter of fiscal 2011. The decrease in net sales was primarily attributable to a decline in same store sales of 2.9% and lower closed store sales, partially offset by added sales from new stores in the 13 weeks ended April 1, 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•

Net income for the first quarter of fiscal 2012 decreased to $0.2 million, or $0.01 per diluted share, compared to $2.8 million, or $0.13 per diluted share, for the first quarter of fiscal 2011. The decrease in net income primarily reflected reduced sales combined with lower merchandise margins, partially offset by lower selling and administrative expense.

•

Gross profit as a percentage of net sales for the first quarter of fiscal 2012 decreased by 178 basis points to 30.9% compared to the first quarter of fiscal 2011, primarily as a result of lower merchandise margins.

•

Selling and administrative expense for the first quarter of fiscal 2012 decreased 1.0% to $66.6 million, or 30.5% of net sales, compared to $67.3 million, or 30.4% of net sales, for the first quarter of fiscal 2011. The decrease was primarily attributable to reduced employee benefit costs and lower debit card fees.

•

Operating income for the first quarter of fiscal 2012 decreased to $0.8 million, or 0.4% of net sales, compared to $4.9 million, or 2.2% of net sales, for the first quarter of fiscal 2011. The lower operating income primarily reflected reduced sales and lower merchandise margins, partially offset by lower selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended April 1, 2012 Compared to 13 Weeks Ended April 3, 2011

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	0000000000	0000000000	0000000000	0000000000
	13 Weeks Ended
	April 1, 2012		April 3, 2011
	(In thousands, except percentages)

Net sales	$218,496	100.0%	$221,143	100.0%
Cost of sales (1)	151,068	69.1	148,960	67.4

Gross profit	67,428	30.9	72,183	32.6
Selling and administrative expense (2)	66,585	30.5	67,262	30.4

Operating income	843	0.4	4,921	2.2
Interest expense	600	0.3	605	0.3

Income before income taxes	243	0.1	4,316	1.9
Income taxes	87	0.0	1,556	0.7

Net income	$156	0.1%	$2,760	1.2%

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

Net Sales. Net sales decreased by $2.6 million, or 1.2%, to $218.5 million in the 13 weeks ended April 1, 2012 from $221.1 million in the same period last year. The change in net sales reflected the following:

•

Same store sales decreased $6.2 million, or 2.9%, for the 13 weeks ended April 1, 2012, versus the comparable 13-week period in the prior year, due largely to lower sales of winter-related merchandise as a result of unseasonably warm winter weather conditions in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the corresponding prior period; e.g., comparable quarterly reporting periods for quarterly comparisons.

•	Partially offsetting lower same store sales were added sales from new stores reflecting the opening of 14 new stores since January 2, 2011.

•	Customer traffic into our retail stores decreased for the 13 weeks ended April 1, 2012 versus the comparable period last year.

Store count at April 1, 2012 was 407 versus 396 at April 3, 2011. We opened one new store, which was a relocation, in the 13 weeks ended April 1, 2012. We opened two new stores, both of which were relocations, and closed two stores related to 2010 relocations in the 13 weeks ended April 3, 2011. For fiscal 2012, we expect to open approximately ten new stores, relocate approximately six stores and close three stores. We expect the three store closures to be completed during the second quarter of fiscal 2012. Of the six stores expected to be relocated in fiscal 2012, we anticipate closing approximately three stores this year and the remaining three stores in fiscal 2013.

Gross Profit. Gross profit decreased by $4.8 million, or 6.6%, to $67.4 million, or 30.9% of net sales, in the 13 weeks ended April 1, 2012 from $72.2 million, or 32.6% of net sales, in the 13 weeks ended April 3, 2011. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 156 basis points versus the first quarter last year, primarily reflecting a significant sales mix shift away from higher margin winter-related products as a result of unseasonably warm winter weather, combined with the impact of promotional activities to stimulate sales as well as inflation in the purchase cost of product.

•	Net sales decreased $2.6 million, or 1.2%, year over year in the first quarter of fiscal 2012.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.7 million to $66.6 million, or 30.5% of net sales, in the 13 weeks ended April 1, 2012 from $67.3 million, or 30.4% of net sales, in the same period last year. The decrease in selling and administrative expense compared to the prior year was primarily attributable to a decrease in employee benefit-related costs from higher than normal levels in the prior year period and a reduction in debit card fees due to recent federal legislation.

Interest Expense. Interest expense remained relatively unchanged at $0.6 million in the 13 weeks ended April 1, 2012 compared to the same period last year. Interest expense for the 13 weeks ended April 1, 2012 compared to the same period last year reflects an increase in average debt levels of approximately $14.0 million to $69.7 million in the first quarter of fiscal 2012 from $55.7 million in the same period last year. The impact of increased average debt levels was offset by a decrease in average interest rates of approximately 40 basis points, to 2.4% in the first quarter of fiscal 2012 from 2.8% in the same period last year, due mainly to lower applicable margins under our amended credit agreement.

Income Taxes. The provision for income taxes was $0.1 million for the 13 weeks ended April 1, 2012 and $1.6 million for the 13 weeks ended April 3, 2011. Our effective tax rate was 35.8% for the first quarter of fiscal 2012 compared with 36.1% for the first quarter of fiscal 2011.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flows from operations and borrowings from our revolving credit facility. We believe our cash and cash equivalents on hand, future cash flows from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next 12 months. There is no assurance, however, that we will be able to generate sufficient cash flows from operations or maintain our ability to borrow under our revolving credit facility.

We ended the first quarter of fiscal 2012 with $5.6 million of cash and cash equivalents compared with $6.5 million at the end of the same period in fiscal 2011. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 1, 2012	April 3, 2011
	(In thousands)

Net cash provided by (used in):
Operating activities	$11,387	$4,177
Investing activities	(1,602)	(2,467)
Financing activities	(9,122)	(830)

Net increase in cash and cash equivalents	$663	$880

Operating Activities. Net cash provided by operating activities for the 13 weeks ended April 1, 2012 and April 3, 2011 was $11.4 million and $4.2 million, respectively. The increase in cash flow from operating activities for the 13 weeks ended April 1, 2012 compared to the same period last year primarily reflects lower funding of merchandise inventory purchases, partially offset by a smaller reduction in accounts receivable and lower net income for the current year. Accounts payable increased more during the first quarter of fiscal 2012 than the first quarter of the prior year due primarily to the timing of inventory purchases. Inventory purchases were lower in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010, which resulted in a lower accounts payable balance at the end of fiscal 2011. Inventory purchases in the first quarter of fiscal 2012 were higher than the first quarter of fiscal 2011.

Investing Activities. Net cash used in investing activities for the 13 weeks ended April 1, 2012 and April 3, 2011 was $1.6 million and $2.5 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented all of the cash used in investing activities for both periods.

Financing Activities. Net cash used in financing activities for the 13 weeks ended April 1, 2012 and April 3, 2011 was $9.1 million and $0.8 million, respectively. In the first quarter of fiscal 2012, net cash was used primarily to pay down borrowings under our revolving credit facility, pay dividends and repurchase stock. In the first quarter of fiscal 2011, net cash was used primarily to pay dividends, partially offset by increased net borrowings under our revolving credit facility.

As of April 1, 2012, we had revolving credit borrowings of $60.2 million and letter of credit commitments of $3.6 million outstanding. These balances compare to revolving credit borrowings of $63.5 million and letter of credit commitments of $3.7 million outstanding as of January 1, 2012 and revolving credit borrowings of $51.8 million and letter of credit commitments of $0.8 million outstanding as of April 3, 2011. Cash provided from operating activities was used to pay down outstanding debt under our revolving credit facility during the first quarter of fiscal 2012. The increase in revolving credit borrowings at the end of the first quarter of fiscal 2012 compared to the same period last year primarily reflects higher inventory levels due to lower than anticipated sales, combined with lower accounts payable as a percentage of inventory due in part to the timing of payments.

In fiscal 2011 and the first quarter of fiscal 2012, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the second quarter of fiscal 2012, our Board of Directors also declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on June 15, 2012 to stockholders of record as of June 1, 2012.

In the fourth quarter of fiscal 2011, we resumed our share repurchase activity under our previously announced program, and in the first quarter of fiscal 2012 we repurchased 172,471 shares of our common stock for $1.4 million. Since the inception of our initial share repurchase program in May 2006 through April 1, 2012, we have repurchased a total of 1,651,106 shares for $23.2 million, leaving a total of $11.8 million available for share repurchases under our current share repurchase program.

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

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of April 1, 2012 and January 1, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $76.2 million and $72.8 million, respectively.

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

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, the applicable interest rate was a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” Prior to the amendment of the Credit Agreement dated October 31, 2011 discussed below, the applicable margin for all loans was as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than 50% of the Loan Cap	2.00%	1.00%
II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%

On October 31, 2011, we entered into a First Amendment to Credit Agreement and amended certain provisions of our Credit Agreement. Following the Amendment, the applicable margin for all loans is as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

As amended the Credit Agreement provides for a commitment fee to be assessed on the unused portion of the Credit Facility of 0.375% per annum.

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

The maturity date of the Credit Agreement, as amended, is October 31, 2016.

Future Capital Requirements. We had cash on hand of $5.6 million as of April 1, 2012. We expect capital expenditures for fiscal 2012, excluding non-cash property and equipment acquisitions, to range from approximately $14.0 million to $17.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2012, we anticipate opening approximately ten new stores, relocating approximately six stores and closing three stores. We expect the three store closures to be completed during the second quarter of fiscal 2012. Of the six stores expected to be relocated in fiscal 2012, we anticipate closing approximately three stores this year and the remaining three stores in fiscal 2013.

In fiscal 2011 and the first quarter of fiscal 2012, our Board of Directors declared and paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. For the second quarter of fiscal 2012, our Board of Directors also declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on June 15, 2012 to stockholders of record as of June 1, 2012.

As of April 1, 2012, a total of $11.8 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements, for at least the next 12 months, from cash and cash equivalents on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

Issued and outstanding letters of credit were $3.6 million at April 1, 2012, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, is a discussion of our future obligations and commitments as of January 1, 2012. In the 13 weeks ended April 1, 2012, our revolving credit borrowings decreased by $3.3 million from the end of fiscal 2011. We entered into new operating lease agreements in relation to our business operations during the 13 weeks ended April 1, 2012. We do not believe that these operating leases or the decrease in our revolving credit borrowings would materially impact our contractual obligations or commitments presented as of January 1, 2012.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, we consider our estimates on inventory valuation, long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended April 1, 2012.

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

In fiscal 2011, and to a lesser degree in fiscal 2012, we have experienced increasing inflation in the purchase cost, including transportation cost, of certain products. We are evolving our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase costs increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. Our lower merchandise margins for the 13 weeks ended April 1, 2012 compared to the same period last year partially reflected purchase cost increases.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at April 1, 2012, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at April 1, 2012.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 1, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

On October 31, 2011, the Company was served with a complaint filed in the California Superior Court for the County of Los Angeles, entitled George Zepeda v. Big 5 Sporting Goods Corporation, et al., Case No. BC472450, alleging violations of the

California Civil Code. The complaint was brought as a purported class action on behalf of mobility impaired/wheelchair-bound persons located in California. The plaintiff alleges, among other things, that the Company violated California state law by failing to make certain store locations accessible to individuals with disabilities. During March 2012, the Company and the plaintiff entered into a confidential agreement providing for the full and complete settlement and release of all of the plaintiff’s individual claims and a dismissal of all claims purportedly brought on behalf of the class members in exchange for the Company’s payment of a non-material amount to the plaintiff and the plaintiff’s counsel and the Company’s agreement to remediate certain alleged access barriers at certain store locations for a total cost that is not material to the Company’s Interim Financial Statements. In accordance with the settlement, all claims have been dismissed.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended April 1, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 2 – January 29	88,216	$8.09	88,216	$12,512,000
January 30 – February 26	52,234	8.52	52,234	$12,067,000
February 27 – April 1 (4)	68,032	7.93	32,021	$11,809,000

Total	208,482		172,471	$11,809,000

(1)

The Company repurchased 172,471 shares of its common stock for $1.4 million during the first fiscal quarter ended April 1, 2012, under a previously announced plan, and withheld 36,011 shares of Company common stock totaling $0.3 million to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees. The current repurchase program was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Through April 1, 2012, the Company has repurchased 914,363 shares of its common stock for $8.2 million, and a total of $11.8 million remained available for share repurchases under the current authorization. Since the inception of its initial share repurchase program in May 2006 through April 1, 2012, the Company has repurchased a total of 1,651,106 shares for $23.2 million.

(2)

The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. The Company’s Credit Agreement contains covenants that require it to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit the ability to, among other things, pay dividends or repurchase stock. The Company may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, for a further discussion of the Credit Agreement.

(3)

This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans, and does not include $0.3 million withheld to satisfy minimum statutory tax withholding obligations, as discussed in footnote 1 to this table.

(4)

Shares purchased in this monthly period include 36,011 shares of Company common stock withheld by the Company, as discussed in footnote 1 to this table. The average price paid per share of such withheld shares was $7.82, which reflects the closing market value of the Company’s common stock on the date the shares were withheld. The remaining 32,021 shares reflected for this monthly period were repurchased under the current authorization at an average price paid per share of $8.06.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description of Document
15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the first quarter ended April 1, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: May 2, 2012	By:	/s/ Steven G. Miller
Steven G. Miller Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 2, 2012	By:	/s/ Barry D. Emerson
Barry D. Emerson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)