Form 10-Q
period 2012-07-01
BIG 5 SPORTING GOODS CORP
filed 2012-08-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

There were 21,696,393 shares of common stock, with a par value of $0.01 per share outstanding as of July 26, 2012.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 1, 2012	January 1, 2012
ASSETS

Current assets:
Cash and cash equivalents	$6,246	$4,900
Accounts receivable, net of allowances of $91 and $142, respectively	12,110	13,106
Merchandise inventories, net	289,697	264,278
Prepaid expenses	8,518	7,972
Deferred income taxes	8,421	8,410

Total current assets	324,992	298,666

Property and equipment, net	71,458	75,369
Deferred income taxes	14,659	13,236
Other assets, net of accumulated amortization of $510 and $383, respectively	2,244	2,360
Goodwill	4,433	4,433

Total assets	$417,786	$394,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,740	$77,593
Accrued expenses	52,917	62,547
Current portion of capital lease obligations	1,662	1,617

Total current liabilities	160,319	141,757

Deferred rent, less current portion	21,536	22,483
Capital lease obligations, less current portion	3,327	3,145
Long-term debt	71,372	63,476
Other long-term liabilities	7,049	6,613

Total liabilities	263,603	237,474

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,593,529 and 23,483,815 shares, respectively; outstanding 21,696,793 and 21,890,970 shares, respectively	236	235
Additional paid-in capital	100,114	99,665
Retained earnings	78,506	79,037
Less: Treasury stock, at cost; 1,896,736 and 1,592,845 shares, respectively	(24,673)	(22,347)

Total stockholders’ equity	154,183	156,590

Total liabilities and stockholders’ equity	$417,786	$394,064

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$226,612	$219,588	$445,108	$440,731
Cost of sales	153,536	147,846	304,604	296,806

Gross profit	73,076	71,742	140,504	143,925
Selling and administrative expense	68,591	66,844	135,176	134,106

Operating income	4,485	4,898	5,328	9,819
Interest expense	576	601	1,176	1,206

Income before income taxes	3,909	4,297	4,152	8,613
Income taxes	1,351	1,192	1,438	2,748

Net income	$2,558	$3,105	$2,714	$5,865

Earnings per share:
Basic	$0.12	$0.14	$0.13	$0.27

Diluted	$0.12	$0.14	$0.13	$0.27

Dividends per share	$0.075	$0.075	$0.15	$0.15

Weighted-average shares of common stock outstanding:
Basic	21,424	21,672	21,457	21,645

Diluted	21,539	21,850	21,610	21,923

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income	$2,714	$5,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,433	9,228
Impairment of store assets	208	576
Share-based compensation	903	897
Excess tax benefit related to share-based awards	(3)	(83)
Amortization of debt issuance costs	127	163
Deferred income taxes	(1,434)	(894)
Gain on disposal of property and equipment	(8)	(238)
Changes in operating assets and liabilities:
Accounts receivable, net	788	1,280
Merchandise inventories, net	(25,419)	(27,325)
Prepaid expenses and other assets	(557)	(113)
Accounts payable	29,965	11,336
Accrued expenses and other long-term liabilities	(10,273)	(11,202)

Net cash provided by (used in) operating activities	6,444	(10,510)

Cash flows from investing activities:
Purchases of property and equipment	(4,337)	(3,877)
Proceeds from solar energy rebate	—	250
Proceeds from disposal of property and equipment	—	488

Net cash used in investing activities	(4,337)	(3,139)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	108,170	102,916
Principal payments under revolving credit facility	(100,274)	(87,188)
Changes in book overdraft	(1,925)	2,022
Principal payments under capital lease obligations	(899)	(1,058)
Proceeds from exercise of share option awards	37	267
Excess tax benefit related to share-based awards	3	83
Purchases of treasury stock	(2,326)	—
Tax withholding payments for share-based compensation	(282)	(283)
Dividends paid	(3,265)	(3,272)

Net cash (used in) provided by financing activities	(761)	13,487

Net increase (decrease) in cash and cash equivalents	1,346	(162)
Cash and cash equivalents at beginning of period	4,900	5,620

Cash and cash equivalents at end of period	$6,246	$5,458

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,192	$227

Property and equipment purchases accrued	$1,003	$657

Solar energy rebate receivable	$—	$500

Supplemental disclosures of cash flow information:
Interest paid	$1,055	$1,013

Income taxes paid	$193	$1,768

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 407 stores in 12 states at July 1, 2012. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2012). The Company recognized approximately $104,000 and $207,000 in gift card breakage revenue for the 13 and 26 weeks ended July 1, 2012, respectively, compared to approximately $105,000 and $210,000 in gift card breakage revenue for the 13 and 26 weeks ended July 3, 2011, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 9 to the Interim Financial Statements for a further discussion on share-based compensation.

Valuation of Merchandise Inventories

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain vendor allowances and cash discounts, and allocated overhead costs associated with the Company’s distribution center.

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

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

See Note 3 to the Interim Financial Statements for a further discussion of the impairment of long-lived assets.

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

(3) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2012 and 2011, the Company recognized pre-tax non-cash impairment charges of $0.2 million and $0.6 million, respectively, related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and operating expenses. If economic conditions in the markets in which the Company conducts business remain weak or further deteriorate, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense in the second quarter of fiscal 2012 and 2011 in the interim unaudited condensed consolidated statements of operations.

(4) Store Closing Costs

The Company expects to close three underperforming stores in fiscal 2012, which will not be relocated. Two of those stores were closed in the second quarter of fiscal 2012 while the remaining store is expected to close in the third quarter of fiscal 2012. The store closing costs primarily include lease termination costs which expire in fiscal 2014. The following table summarizes the activity of the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at January 1, 2012	$—	$—	$—	$—
Store closing costs	27	558	87	672
Payments	(10)	(54)	(56)	(120)

Balance at July 1, 2012	$17	$504	$31	$552

The Company recorded $0.7 million of expense related to the closure of two of these underperforming stores in the second quarter of fiscal 2012. This expense is reflected as part of selling and administrative expense in the accompanying interim unaudited condensed consolidated statement of operations. The Company expects to record an additional $0.4 million of expense related to the closure of the third underperforming store in the third quarter of fiscal 2012.

The current portion of accrued store closing costs is recorded in accrued expenses and the noncurrent portion is recorded in other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheet.

(5) Fair Value Measurements

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The carrying values of certain assets subject to long-lived asset impairment are measured at fair value subsequent to their initial recognition.

(6) Accrued Expenses

Accrued expenses consist of the following:

	July 1, 2012	January 1, 2012
	(In thousands)
Payroll and related expense	$18,180	$19,691
Occupancy costs	8,417	8,722
Sales tax	5,793	9,235
Advertising	4,453	7,685
Other	16,074	17,214

Accrued expenses	$52,917	$62,547

(7) Long-Term Debt

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

The Company had long-term revolving credit borrowings of $71.4 million at July 1, 2012 and $63.5 million at January 1, 2012. Total remaining borrowing availability, after subtracting letters of credit, was $64.5 million and $72.8 million as of July 1, 2012 and January 1, 2012, respectively.

(8) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of July 1, 2012 and January 1, 2012, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At July 1, 2012 and January 1, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At July 1, 2012 and January 1, 2012, the Company had no accrued interest or penalties.

(9) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized approximately $0.4 million and $0.9 million in share-based compensation expense for the 13 and 26 weeks ended July 1, 2012, respectively, compared to $0.5 million and $0.9 million for the 13 weeks and 26 weeks ended July 3, 2011, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 26 weeks ended July 1, 2012 and July 3, 2011, the Company granted 15,000 share option awards and 12,000 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the 26 weeks ended July 1, 2012 and July 3, 2011 was $2.12 and $3.12, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Risk-free interest rate	1.2%	2.5%	1.2%	2.5%
Expected term	7.70 years	7.30 years	7.70 years	7.30 years
Expected volatility	53.0%	51.0%	53.0%	51.0%
Expected dividend yield	4.71%	3.62%	4.71%	3.62%

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

As of July 1, 2012, there was $0.3 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 26 weeks ended July 1, 2012 and July 3, 2011 was $0.8 million and $0.8 million, respectively.

The Company granted 145,100 and 152,100 nonvested share awards in the 26 weeks ended July 1, 2012 and July 3, 2011, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 26 weeks ended July 1, 2012 and July 3, 2011 was $7.79 and $11.84, respectively.

The following table details the Company’s nonvested share awards activity for the 26 weeks ended July 1, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at January 1, 2012	304,700	$13.03
Granted	145,100	7.79
Vested	(107,675)	12.34
Forfeited	(7,125)	11.83

Balance at July 1, 2012	335,000	$11.01

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 26 weeks ended July 1, 2012, the Company withheld 36,011 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

In the 26 weeks ended July 1, 2012 and July 3, 2011, the Company granted 12,000 and 9,000 nonvested share unit awards, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 26 weeks ended July 1, 2012 and July 3, 2011 was $6.33 and $8.26, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share unit awards activity for the 26 weeks ended July 1, 2012:

	Units	Weighted- Average Grant-Date Fair Value
Balance at January 1, 2012	9,000	$8.26
Granted	12,000	6.33
Vested	(2,250)	8.26
Forfeited	—	—

Balance at July 1, 2012	18,750	$7.02

As of July 1, 2012, there was $3.2 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years and 3.6 years for nonvested share awards and nonvested share unit awards, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands, except per share amounts)
Net income	$2,558	$3,105	$2,714	$5,865

Weighted-average shares of common stock outstanding:
Basic	21,424	21,672	21,457	21,645
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	115	178	153	278

Diluted	21,539	21,850	21,610	21,923

Basic earnings per share	$0.12	$0.14	$0.13	$0.27

Diluted earnings per share	$0.12	$0.14	$0.13	$0.27

The computation of diluted earnings per share for the 13 weeks ended July 1, 2012, the 26 weeks ended July 1, 2012, the 13 weeks ended July 3, 2011 and the 26 weeks ended July 3, 2011 does not include share option awards in the amounts of 1,289,056, 1,290,873, 1,041,686 and 911,941 shares, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks ended July 1, 2012, the 13 weeks ended July 3, 2011 and the 26 weeks ended July 3, 2011 does not include nonvested share awards in the amounts of 321,775, 266,965 and 117 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards were antidilutive for the 26 weeks ended July 1, 2012.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(11) Commitments and Contingencies

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(12) Subsequent Event

In the third quarter of fiscal 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on September 14, 2012 to stockholders of record as of August 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of July 1, 2012, and the related condensed consolidated statements of operations for the 13 and 26 weeks ended July 1, 2012 and July 3, 2011 and of cash flows for the 26 weeks ended July 1, 2012 and July 3, 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

August 1, 2012

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

Overview

We are a leading sporting goods retailer in the western United States, operating 407 stores in 12 states under the name “Big 5 Sporting Goods” at July 1, 2012. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

Executive Summary

Our operating results for the second quarter of fiscal 2012 and the second quarter of fiscal 2011 continue to reflect unfavorable macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession. These conditions have led to an erosion of consumer confidence and disposable income and, as long as this economic weakness continues, it is likely to continue to impact our operating results.

•

Net sales for the second quarter of fiscal 2012 increased 3.2% to $226.6 million compared to $219.6 million for the second quarter of fiscal 2011. The increase in net sales was primarily attributable to added sales from new stores and an increase in same store sales of 1.0%, partially offset by lower closed store sales and reflects the shift of certain Fourth of July holiday-related sales into the third quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Net income for the second quarter of fiscal 2012 decreased to $2.6 million, or $0.12 per diluted share, compared to $3.1 million, or $0.14 per diluted share, for the second quarter of fiscal 2011. The decrease in net income primarily reflected higher selling and administrative expense and the effect of lower gross profit as a percentage of net sales.

•

Gross profit as a percentage of net sales for the second quarter of fiscal 2012 decreased by 42 basis points to 32.2%, primarily reflecting higher store occupancy costs and distribution costs, including the impact of costs capitalized into inventory.

•	Selling and administrative expense for the second quarter of fiscal 2012 increased 2.6% to $68.6 million, or 30.3% of net sales, compared to $66.8 million, or 30.5% of net sales, for the second quarter of fiscal 2011. The increase was primarily attributable to added expense for the increased store count, higher employee benefit costs and a charge related to store closings.

•

Operating income for the second quarter of fiscal 2012 decreased to $4.5 million, or 1.9% of net sales, compared to $4.9 million, or 2.2% of net sales, for the second quarter of fiscal 2011. The lower operating income primarily reflected higher selling and administrative expense and the effect of lower gross profit as a percentage of net sales.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended July 1, 2012 Compared to 13 Weeks Ended July 3, 2011

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 1, 2012		July 3, 2011
	(In thousands, except percentages)
Net sales	$226,612	100.0%	$219,588	100.0%
Cost of sales (1)	153,536	67.8	147,846	67.3

Gross profit	73,076	32.2	71,742	32.7
Selling and administrative expense (2)	68,591	30.3	66,844	30.5

Operating income	4,485	1.9	4,898	2.2
Interest expense	576	0.2	601	0.3

Income before income taxes	3,909	1.7	4,297	1.9
Income taxes	1,351	0.6	1,192	0.5

Net income	$2,558	1.1%	$3,105	1.4%

(1)

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)

Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters and impairment charges.

Net Sales. Net sales increased by $7.0 million, or 3.2%, to $226.6 million in the 13 weeks ended July 1, 2012 from $219.6 million in the same period last year. The change in net sales reflected the following:

•	Added sales from new stores reflected the opening of 15 new stores since April 3, 2011.

•

Same store sales increased $2.1 million, or 1.0%, for the 13 weeks ended July 1, 2012, versus the comparable 13-week period in the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Customer traffic into our retail stores decreased for the 13 weeks ended July 1, 2012 versus the comparable period last year.

•

Sales for the 13 weeks ended July 1, 2012 reflect the negative impact of the calendar shift of the Fourth of July holiday further into the third quarter of fiscal 2012 compared to the 13-week period ended July 3, 2011, which resulted in certain Fourth of July holiday-related sales moving from the second quarter to the third quarter this year.

Store count at July 1, 2012 was 407 versus 395 at July 3, 2011. We opened three new stores, one of which was a relocation, and closed three stores, one of which was a relocation, in the 13 weeks ended July 1, 2012. We opened no new stores, and closed one store related to a 2010 relocation in the 13 weeks ended July 3, 2011. For fiscal 2012, we expect to open approximately 13 new stores, relocate approximately three stores and close three stores. We expect the third store closure to be completed during the third quarter of fiscal 2012.

Gross Profit. Gross profit increased by $1.3 million, or 1.9%, to $73.1 million, or 32.2% of net sales, in the 13 weeks ended July 1, 2012 from $71.8 million, or 32.7% of net sales, in the 13 weeks ended July 3, 2011. The change in gross profit was primarily attributable to the following:

•	Net sales increased $7.0 million, or 3.2%, year over year in the second quarter of fiscal 2012.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, increased 12 basis points versus the second quarter last year.

•	Store occupancy costs increased by $1.1 million, or 24 basis points, year over year in the second quarter of fiscal 2012, primarily reflecting the expense for new stores.

•

Distribution costs, including the impact of costs capitalized into inventory, increased $0.8 million, or 26 basis points, primarily from lower costs capitalized into inventory as a result of a smaller increase in merchandise inventory and higher sales for the period.

Selling and Administrative Expense. Selling and administrative expense increased by $1.8 million to $68.6 million, or 30.3% of net sales, in the 13 weeks ended July 1, 2012 from $66.8 million, or 30.5% of net sales, in the same period last year. The increase in selling and administrative expense compared to the prior year was primarily attributable to added expense for new stores, higher employee benefit-related costs and a pre-tax charge of $0.7 million related to store closing costs, as discussed in Note 4 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form

10-Q. Partially offsetting these expense increases were lower advertising expense and debit card fees, along with reduced impairment charges related to certain underperforming stores, compared to the second quarter last year.

Interest Expense. Interest expense remained relatively unchanged at $0.6 million in the 13 weeks ended July 1, 2012 compared to the same period last year. Interest expense for the 13 weeks ended July 1, 2012 compared to the same period last year reflects an increase in average debt levels of approximately $7.9 million to $67.5 million in the second quarter of fiscal 2012 from $59.6 million in the same period last year. The impact of increased average debt levels was offset by a decrease in average interest rates of approximately 40 basis points, to 2.2% in the second quarter of fiscal 2012 from 2.6% in the same period last year, due mainly to lower applicable margins under our amended credit agreement.

Income Taxes. The provision for income taxes was $1.4 million for the 13 weeks ended July 1, 2012 and $1.2 million for the 13 weeks ended July 3, 2011. Our effective tax rate was 34.6% for the second quarter of fiscal 2012 compared with 27.7% for the second quarter of fiscal 2011. The increased effective tax rate for the second quarter of fiscal 2012 compared to the same period in fiscal 2011 primarily reflected higher income tax credits in the prior year.

26 Weeks Ended July 1, 2012 Compared to 26 Weeks Ended July 3, 2011

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 1, 2012		July 3, 2011
	(In thousands, except percentages)
Net sales	$445,108	100.0%	$440,731	100.0%
Cost of sales (1)	304,604	68.4	296,806	67.4

Gross profit	140,504	31.6	143,925	32.6
Selling and administrative expense (2)	135,176	30.4	134,106	30.4

Operating income	5,328	1.2	9,819	2.2
Interest expense	1,176	0.3	1,206	0.3

Income before income taxes	4,152	0.9	8,613	1.9
Income taxes	1,438	0.3	2,748	0.6

Net income	$2,714	0.6%	$5,865	1.3%

(1)

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center costs and store occupancy costs. Store occupancy costs include rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)

Selling and administrative expense includes store-related expense, other than store occupancy costs, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters and impairment charges.

Net Sales. Net sales increased by $4.4 million, or 1.0%, to $445.1 million in the 26 weeks ended July 1, 2012 from $440.7 million in the same period last year. The change in net sales reflected the following:

•	Added sales from new stores reflected the opening of 17 new stores since January 2, 2011.

•

Same store sales decreased $4.2 million, or 1.0%, in the 26 weeks ended July 1, 2012, versus the comparable 26-week period in the prior year, due largely to lower sales of winter-related merchandise as a result of unseasonably warm winter weather conditions in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Customer traffic into our retail stores decreased for the 26 weeks ended July 1, 2012 versus the comparable period last year.

•

Sales for the 26 weeks ended July 1, 2012 reflect the negative impact of the calendar shift of the Fourth of July holiday further into the third quarter of fiscal 2012 compared to the 26-week period ended July 3, 2011, which resulted in certain Fourth of July holiday-related sales moving from the second quarter to the third quarter this year.

Store count at July 1, 2012 was 407 versus 395 at July 3, 2011. We opened four new stores, two of which were relocations, and closed three stores, one of which was a relocation, in the 26 weeks ended July 1, 2012. We opened two new stores, both of which were relocations, and closed three stores related to 2010 relocations in the 26 weeks ended July 3, 2011. For fiscal 2012, we expect to open approximately 13 new stores, relocate approximately three stores and close three stores. We expect the third store closure to be completed during the third quarter of fiscal 2012.

Gross Profit. Gross profit decreased by $3.4 million, or 2.4%, to $140.5 million, or 31.6% of net sales, in the 26 weeks ended July 1, 2012 from $143.9 million, or 32.6% of net sales, in the 26 weeks ended July 3, 2011. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 71 basis points versus the first half of last year, primarily reflecting a significant sales mix shift away from higher margin winter product categories as a result of unseasonably warm winter weather in the first quarter of fiscal 2012, combined with product cost inflation.

•	Store occupancy costs increased by $1.3 million, or 21 basis points, year over year, primarily reflecting the expense for new stores.

•

Distribution costs, including the impact of costs capitalized into inventory, increased $0.7 million, or 13 basis points, primarily from lower costs capitalized into inventory as a result of a smaller increase in merchandise inventory and higher sales for the period.

•	Net sales increased $4.4 million, or 1.0%, year over year in the first half of fiscal 2012.

Selling and Administrative Expense. Selling and administrative expense increased by $1.1 million to $135.2 million, or 30.4% of net sales, in the 26 weeks ended July 1, 2012 from $134.1 million, or 30.4% of net sales, in the same period last year. The increase in selling and administrative expense compared to the prior year was primarily attributable to added expense for new stores, higher than normal store public liability claims-related costs and a pre-tax charge of $0.7 million related to store closing costs, as discussed in Note 4 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Offsetting these expense increases were lower advertising expense and debit card fees, along with reduced impairment charges related to certain underperforming stores, compared to the prior year.

Interest Expense. Interest expense remained relatively unchanged at $1.2 million in the 26 weeks ended July 1, 2012 compared to the same period last year. Interest expense for the 26 weeks ended July 1, 2012 compared to the same period last year reflects an increase in average debt levels of approximately $11.0 million to $68.6 million in the first half of fiscal 2012 from $57.6 million in the same period last year. The impact of increased average debt levels was offset by a decrease in average interest rates of approximately 40 basis points, to 2.3% in the first half of fiscal 2012 from 2.7% in the same period last year, due mainly to lower applicable margins under our amended credit agreement.

Income Taxes. The provision for income taxes was $1.4 million for the 26 weeks ended July 1, 2012 and $2.7 million for the 26 weeks ended July 3, 2011. Our effective tax rate was 34.6% for the first half of fiscal 2012 compared with 31.9% for the first half of fiscal 2011. Our higher effective tax rate for the first half of fiscal 2012 compared to the same period in fiscal 2011 primarily reflected higher income tax credits in the prior year.

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

We ended the first half of fiscal 2012 with $6.2 million of cash and cash equivalents compared with $5.5 million at the end of the same period in fiscal 2011. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	July 1, 2012	July 3, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,444	$(10,510)
Investing activities	(4,337)	(3,139)
Financing activities	(761)	13,487

Net increase (decrease) in cash and cash equivalents	$1,346	$(162)

Operating Activities. Net cash provided by operating activities for the 26 weeks ended July 1, 2012 was $6.4 million, and net cash used in operating activities for the 26 weeks ended July 3, 2011 was $10.5 million. The increase in cash flow from operating activities for the 26 weeks ended July 1, 2012 compared to the same period last year primarily reflects an increase in accounts payable during the first half of fiscal 2012 over the first half of the prior year due primarily to the timing of inventory purchases, partially offset by lower net income for the current year. Inventory purchases were lower in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010, which resulted in a lower accounts payable balance at the end of fiscal 2011. Inventory purchases in the first half of fiscal 2012 were higher than the first half of fiscal 2011.

Investing Activities. Net cash used in investing activities for the 26 weeks ended July 1, 2012 and July 3, 2011 was $4.3 million and $3.1 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, were $4.3 million for the first half of fiscal 2012 and $3.9 million for the first half of fiscal 2011.

Financing Activities. Net cash used in financing activities for the 26 weeks ended July 1, 2012 was $0.8 million, and net cash provided by financing activities for the 26 weeks ended July 3, 2011 was $13.5 million. In the first half of fiscal 2012, net cash was used primarily to pay dividends and repurchase stock, partially offset by additional borrowings under our revolving credit facility. In the first half of fiscal 2011, net cash was provided primarily from borrowings under our revolving credit facility, offset by cash used to pay dividends.

As of July 1, 2012, we had revolving credit borrowings of $71.4 million and letter of credit commitments of $4.1 million outstanding. These balances compare to revolving credit borrowings of $63.5 million and letter of credit commitments of $3.7 million outstanding as of January 1, 2012 and revolving credit borrowings of $64.0 million and letter of credit commitments of $3.5 million outstanding as of July 3, 2011. The increase in revolving credit borrowings at the end of the first half of fiscal 2012 compared to the same period last year primarily reflects higher inventory levels due to lower than anticipated sales, combined with lower accounts payable as a percentage of inventory due in part to the timing of payments.

In fiscal 2011 and the first two quarters of fiscal 2012, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the third quarter of fiscal 2012, our Board of Directors also declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on September 14, 2012 to stockholders of record as of August 31, 2012.

In the fourth quarter of fiscal 2011, we resumed our share repurchase activity under our previously announced program, and in the first half of fiscal 2012 we repurchased 303,891 shares of our common stock for $2.3 million. Since the inception of our initial share repurchase program in May 2006 through July 1, 2012, we have repurchased a total of 1,782,526 shares for $24.1 million, leaving a total of $10.9 million available for share repurchases under our current share repurchase program.

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

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of July 1, 2012 and January 1, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $64.5 million and $72.8 million, respectively.

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

Future Capital Requirements. We had cash on hand of $6.2 million as of July 1, 2012. We expect capital expenditures for the second half of fiscal 2012, excluding non-cash property and equipment acquisitions, to range from approximately $8.0 million to $10.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2012, we anticipate opening approximately 13 new stores, relocating approximately three stores and closing three stores.

In fiscal 2011 and the first two quarters of fiscal 2012, our Board of Directors declared and paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. For the third quarter of fiscal 2012, our Board of Directors also declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on September 14, 2012 to stockholders of record as of August 31, 2012.

As of July 1, 2012, a total of $10.9 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, business conditions and the market price of our stock.

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

Issued and outstanding letters of credit were $4.1 million at July 1, 2012, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, is a discussion of our future obligations and commitments as of January 1, 2012. In the 26 weeks ended July 1, 2012, our revolving credit borrowings increased by $7.9 million from the end of fiscal 2011. We entered into new operating lease agreements in relation to our business operations during the 26 weeks ended July 1, 2012. We do not believe that these operating leases or the increase in our revolving credit borrowings would materially impact our contractual obligations or commitments presented as of January 1, 2012.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, we consider our estimates on inventory valuation, long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 1, 2012.

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

In fiscal 2011, and to a lesser degree in fiscal 2012, we have experienced increasing inflation in the purchase cost, including transportation cost, of certain products. We are evolving our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase costs increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. Our lower merchandise margins for the 26 weeks ended July 1, 2012 compared to the same period last year partially reflected purchase cost increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at July 1, 2012, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at July 1, 2012.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 1, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended July 1, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 2 – April 29	37,957	$7.92	37,957	$11,508,000
April 30 – May 27	23,043	6.65	23,043	$11,355,000
May 28 – July 1	70,420	6.46	70,420	$10,900,000

Total	131,420		131,420	$10,900,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Through July 1, 2012, the Company has repurchased 1,045,783 shares of its common stock for $9.1 million, and a total of $10.9 million remained available for share repurchases under the current authorization. Since the inception of its initial share repurchase program in May 2006 through July 1, 2012, the Company has repurchased a total of 1,782,526 shares for $24.1 million.

(2)

The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. The Company’s Credit Agreement contains covenants that require it to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit the ability to, among other things, pay dividends or repurchase stock. The Company may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for a further discussion of the Credit Agreement.

(3)	This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the third quarter of fiscal 2012, the Company commenced negotiations on a new contract with The International Brotherhood of Teamsters, Local Union No. 986, Miscellaneous Warehousemen Drivers and Helpers representing hourly employees in the Company’s distribution center and select stores. The current collective bargaining agreements covering both distribution center and select store employees expire on August 31, 2012.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document
15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the second quarter ended July 1, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: August 1, 2012	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 1, 2012	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)