Form 10-Q
period 2012-09-30
BIG 5 SPORTING GOODS CORP
filed 2012-11-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 21,580,618 shares of common stock, with a par value of $0.01 per share outstanding as of October 25, 2012.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,997	$4,900
Accounts receivable, net of allowances of $113 and $142, respectively	9,439	13,106
Merchandise inventories, net	275,838	264,278
Prepaid expenses	8,443	7,972
Deferred income taxes	9,083	8,410

Total current assets	307,800	298,666

Property and equipment, net	70,748	75,369
Deferred income taxes	14,353	13,236
Other assets, net of accumulated amortization of $573 and $383, respectively	2,090	2,360
Goodwill	4,433	4,433

Total assets	$399,424	$394,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,314	$77,593
Accrued expenses	60,885	62,547
Current portion of capital lease obligations	1,686	1,617

Total current liabilities	154,885	141,757

Deferred rent, less current portion	21,575	22,483
Capital lease obligations, less current portion	3,025	3,145
Long-term debt	52,574	63,476
Other long-term liabilities	7,057	6,613

Total liabilities	239,116	237,474

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,603,104 and 23,483,815 shares, respectively; outstanding 21,601,268 and 21,890,970 shares, respectively	236	235
Additional paid-in capital	100,565	99,665
Retained earnings	85,049	79,037
Less: Treasury stock, at cost; 2,001,836 and 1,592,845 shares, respectively	(25,542)	(22,347)

Total stockholders’ equity	160,308	156,590

Total liabilities and stockholders’ equity	$399,424	$394,064

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$251,774	$234,680	$696,882	$675,411
Cost of sales	167,901	157,691	472,505	454,497

Gross profit	83,873	76,989	224,377	220,914
Selling and administrative expense	70,384	67,484	205,560	201,590

Operating income	13,489	9,505	18,817	19,324
Interest expense	469	632	1,645	1,838

Income before income taxes	13,020	8,873	17,172	17,486
Income taxes	4,851	3,056	6,289	5,804

Net income	$8,169	$5,817	$10,883	$11,682

Earnings per share:
Basic	$0.38	$0.27	$0.51	$0.54

Diluted	$0.38	$0.27	$0.50	$0.53

Dividends per share	$0.075	$0.075	$0.225	$0.225

Weighted-average shares of common stock outstanding:
Basic	21,325	21,689	21,413	21,660

Diluted	21,480	21,791	21,588	21,874

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income	$10,883	$11,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,135	13,775
Impairment of store assets	208	576
Share-based compensation	1,317	1,340
Excess tax benefit related to share-based awards	(12)	(85)
Amortization of debt issuance costs	190	245
Deferred income taxes	(1,790)	263
Gain on disposal of property and equipment	(8)	(244)
Changes in operating assets and liabilities:
Accounts receivable, net	3,417	6,236
Merchandise inventories, net	(11,560)	(25,824)
Prepaid expenses and other assets	(391)	(196)
Accounts payable	15,223	(5,827)
Accrued expenses and other long-term liabilities	(3,083)	(13,511)

Net cash provided by (used in) operating activities	28,529	(11,570)

Cash flows from investing activities:
Purchases of property and equipment	(7,275)	(7,816)
Proceeds from solar energy rebate	250	500
Proceeds from disposal of property and equipment	—	502

Net cash used in investing activities	(7,025)	(6,814)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	150,490	165,614
Principal payments under revolving credit facility	(161,392)	(144,811)
Changes in book overdraft	(933)	3,075
Principal payments under capital lease obligations	(1,323)	(1,573)
Proceeds from exercise of share option awards	97	283
Excess tax benefit related to share-based awards	12	85
Purchases of treasury stock	(3,195)	—
Tax withholding payments for share-based compensation	(282)	(283)
Dividends paid	(4,881)	(4,903)

Net cash (used in) provided by financing activities	(21,407)	17,487

Net increase (decrease) in cash and cash equivalents	97	(897)
Cash and cash equivalents at beginning of period	4,900	5,620

Cash and cash equivalents at end of period	$4,997	$4,723

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,335	$2,285

Property and equipment purchases accrued	$1,914	$2,221

Solar energy rebate receivable	$—	$250

Supplemental disclosures of cash flow information:
Interest paid	$1,530	$1,486

Income taxes paid	$1,749	$2,679

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 407 stores in 12 states at September 30, 2012. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports. The Company is a holding company that operates as one business segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2012). The Company recognized $104,000 and $311,000 in gift card breakage revenue for the 13 and 39 weeks ended September 30, 2012, respectively, compared to $104,000 and $314,000 in gift card breakage revenue for the 13 and 39 weeks ended October 2, 2011, respectively.

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

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company determines the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins and operating expense in relation to the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

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

(3) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of fiscal 2012 and 2011, the Company recognized pre-tax non-cash impairment charges of $0.2 million and $0.6 million, respectively, related to certain underperforming stores. The weak sales performance, coupled

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin and operating expense. If economic conditions in the markets in which the Company conducts business remain weak or further deteriorate, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for the 39 weeks ended September 30, 2012 and October 2, 2011 in the interim unaudited condensed consolidated statements of operations.

(4) Store Closing Costs

The Company closed three underperforming stores in fiscal 2012, which will not be relocated. Two of those stores were closed in the second quarter of fiscal 2012 and the remaining store was closed in the third quarter of fiscal 2012. The store closing costs primarily included lease termination costs that expire in fiscal 2014. The following table summarizes the activity of the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at January 1, 2012	$—	$—	$—	$—
Store closing costs	21	1,032	121	1,174
Payments	(17)	(152)	(119)	(288)

Balance at September 30, 2012	$4	$880	$2	$886

The Company recorded $0.7 million of expense related to the closure of two of these underperforming stores in the second quarter of fiscal 2012, and recorded an additional $0.4 million of expense related to the closure of the third underperforming store in the third quarter of fiscal 2012. This expense is reflected as part of selling and administrative expense in the accompanying interim unaudited condensed consolidated statement of operations.

The current portion of accrued store closing costs is recorded in accrued expenses and the noncurrent portion is recorded in other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheet.

The Company expects to close an additional store in the fourth quarter of fiscal 2012. No costs associated with this store closing have been recognized during the 39 weeks ended September 30, 2012, and these costs are not expected to be material in the fourth quarter of fiscal 2012.

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

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	January 1, 2012
	(In thousands)
Payroll and related expense	$18,886	$19,691
Occupancy costs	10,343	8,722
Sales tax	6,974	9,235
Income taxes payable	5,167	—
Advertising	3,701	7,685
Other	15,814	17,214

Accrued expenses	$60,885	$62,547

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

The Company had long-term revolving credit borrowings of $52.6 million at September 30, 2012 and $63.5 million at January 1, 2012. Total remaining borrowing availability, after subtracting letters of credit, was $83.3 million and $72.8 million as of September 30, 2012 and January 1, 2012, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of September 30, 2012 and January 1, 2012, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2009 and after, and state and local income tax returns are open for fiscal years 2007 and after.

At September 30, 2012 and January 1, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At September 30, 2012 and January 1, 2012, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.4 million and $1.3 million in share-based compensation expense for the 13 and 39 weeks ended September 30, 2012, respectively, compared to $0.4 million and $1.3 million for the 13 weeks and 39 weeks ended October 2, 2011, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 39 weeks ended September 30, 2012 and October 2, 2011, the Company granted 15,000 share option awards and 32,000 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the 39 weeks ended September 30, 2012 and October 2, 2011 was $2.12 and $2.87, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	39 Weeks Ended
	September 30, 2012	October 2, 2011
Risk-free interest rate	1.2%	2.1%
Expected term	7.70 years	7.30 years
Expected volatility	53.0%	51.0%
Expected dividend yield	4.71%	3.80%

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

As of September 30, 2012, there was $0.3 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.2 years.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 39 weeks ended September 30, 2012 and October 2, 2011 was $0.8 million and $0.8 million, respectively.

The Company granted 145,100 and 152,100 nonvested share awards in the 39 weeks ended September 30, 2012 and October 2, 2011, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 39 weeks ended September 30, 2012 and October 2, 2011 was $7.79 and $11.84, respectively.

The following table details the Company’s nonvested share awards activity for the 39 weeks ended September 30, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at January 1, 2012	304,700	$13.03
Granted	145,100	7.79
Vested	(107,675)	12.34
Forfeited	(10,050)	11.57

Balance at September 30, 2012	332,075	$11.01

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 39 weeks ended September 30, 2012, the Company withheld 36,011 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

In the 39 weeks ended September 30, 2012 and October 2, 2011, the Company granted 12,000 and 9,000 nonvested share unit awards, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 39 weeks ended September 30, 2012 and October 2, 2011 was $6.33 and $8.26, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share unit awards activity for the 39 weeks ended September 30, 2012:

	Units	Weighted- Average Grant-Date Fair Value
Balance at January 1, 2012	9,000	$8.26
Granted	12,000	6.33
Vested	(2,250)	8.26
Forfeited	—	—

Balance at September 30, 2012	18,750	$7.02

As of September 30, 2012, there was $2.8 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.6 years and 3.3 years for nonvested share awards and nonvested share unit awards, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per share amounts)
Net income	$8,169	$5,817	$10,883	$11,682

Weighted-average shares of common stock outstanding:
Basic	21,325	21,689	21,413	21,660
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	155	102	175	214

Diluted	21,480	21,791	21,588	21,874

Basic earnings per share	$0.38	$0.27	$0.51	$0.54

Diluted earnings per share	$0.38	$0.27	$0.50	$0.53

The computation of diluted earnings per share for the 13 weeks ended September 30, 2012, the 39 weeks ended September 30, 2012, the 13 weeks ended October 2, 2011 and the 39 weeks ended October 2, 2011 does not include share option awards in the amounts of 1,250,618, 1,281,455, 1,293,645 and 1,041,008 shares, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks ended September 30, 2012, the 13 weeks ended October 2, 2011 and the 39 weeks ended October 2, 2011 does not include nonvested share awards and nonvested share unit awards in the amounts of 189,186, 289,621 and 109,471 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for the 39 weeks ended September 30, 2012.

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

(12) Subsequent Event

In the fourth quarter of fiscal 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on December 14, 2012 to stockholders of record as of November 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of September 30, 2012, and the related condensed consolidated statements of operations for the 13 and 39 weeks ended September 30, 2012 and October 2, 2011 and of cash flows for the 39 weeks ended September 30, 2012 and October 2, 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

November 2, 2012

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

Overview

We are a leading sporting goods retailer in the western United States, operating 407 stores in 12 states under the name “Big 5 Sporting Goods” at September 30, 2012. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

Executive Summary

Our improved operating results for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 were mainly attributable to our higher sales level, including an increase in same store sales of 5.2%. We believe our higher sales primarily reflect favorable customer response to changes in our merchandise offering and new marketing initiatives along with the positive influence of more favorable weather this year. We also believe our operating results for the third quarter of fiscal 2012 and the third quarter of fiscal 2011 continue to reflect challenging macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession.

•

Net sales for the third quarter of fiscal 2012 increased 7.3% to $251.8 million compared to $234.7 million for the third quarter of fiscal 2011. The increase in net sales was primarily attributable to an increase in same store sales of 5.2% as well as added sales from new stores, partially offset by lower closed store sales. The increase in net sales also reflected a favorable shift of certain Fourth of July holiday-related sales into the third quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Net income for the third quarter of fiscal 2012 increased to $8.2 million, or $0.38 per diluted share, compared to $5.8 million, or $0.27 per diluted share, for the third quarter of fiscal 2011. The increase in net income primarily reflected the effect of higher gross profit resulting from the increase in net sales and higher merchandise margins, partially offset by higher selling and administrative expense.

•

Gross profit as a percentage of net sales for the third quarter of fiscal 2012 increased by 50 basis points to 33.3%, primarily due to higher merchandise margins along with lower store occupancy and distribution costs as a percentage of net sales.

•

Selling and administrative expense for the third quarter of fiscal 2012 increased 4.3% to $70.4 million compared to $67.5 million for the third quarter of fiscal 2011, but decreased as a percentage of net sales to 27.9% for the third quarter of fiscal 2012 compared to 28.8% for the same period last year. The increase in selling and administrative expense was primarily attributable to added expense for the increased store count, higher employee benefit-related costs and a store closing-related charge.

•

Operating income for the third quarter of fiscal 2012 increased to $13.5 million, or 5.4% of net sales, compared to $9.5 million, or 4.0% of net sales, for the third quarter of fiscal 2011. The higher operating income primarily reflected the effect of higher gross profit resulting from the increase in net sales and higher merchandise margins, partially offset by higher selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 30, 2012 Compared to 13 Weeks Ended October 2, 2011

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 30, 2012		October 2, 2011
	(In thousands, except percentages)
Net sales	$251,774	100.0%	$234,680	100.0%
Cost of sales (1)	167,901	66.7	157,691	67.2

Gross profit	83,873	33.3	76,989	32.8
Selling and administrative expense (2)	70,384	27.9	67,484	28.8

Operating income	13,489	5.4	9,505	4.0
Interest expense	469	0.2	632	0.2

Income before income taxes	13,020	5.2	8,873	3.8
Income taxes	4,851	1.9	3,056	1.3

Net income	$8,169	3.3%	$5,817	2.5%

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

Net Sales. Net sales increased by $17.1 million, or 7.3%, to $251.8 million in the 13 weeks ended September 30, 2012 from $234.7 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales increased by $12.0 million, or 5.2%, for the 13 weeks ended September 30, 2012, versus the comparable 13-week period in the prior year. We believe our higher sales primarily reflect favorable customer response to changes in our merchandise offering and new marketing initiatives along with the positive influence of more favorable weather this year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 17 new stores since July 3, 2011, partially offset by lower closed store sales.

•	Customer traffic into our retail stores increased for the 13 weeks ended September 30, 2012 versus the comparable period last year.

•

Sales for the 13 weeks ended September 30, 2012 include the favorable impact of the calendar shift of the Fourth of July holiday further into the third quarter of fiscal 2012 compared to the 13-week period ended October 2, 2011, which resulted in certain Fourth of July holiday-related sales moving from the second quarter to the third quarter this year.

Store count at September 30, 2012 was 407 versus 398 at October 2, 2011. We opened two new stores and closed two stores, one of which was a relocation, in the 13 weeks ended September 30, 2012. We opened three new stores in the 13 weeks ended October 2, 2011. For fiscal 2012, we expect to open approximately 14 new stores, including three relocations, and close approximately six stores, including two relocations.

Gross Profit. Gross profit increased by $6.9 million, or 8.9%, to $83.9 million, or 33.3% of net sales, in the 13 weeks ended September 30, 2012 from $77.0 million, or 32.8% of net sales, in the 13 weeks ended October 2, 2011. The change in gross profit was primarily attributable to the following:

•	Net sales increased $17.1 million, or 7.3%, year over year in the third quarter of fiscal 2012.

•	Merchandise margins, which exclude buying, occupancy and distribution costs, increased 25 basis points versus the third quarter last year.

•

Store occupancy costs increased by $0.8 million year over year in the third quarter of fiscal 2012, primarily reflecting the expense for new stores. Store occupancy costs decreased 24 basis points as a percentage of net sales.

•

Distribution costs increased $0.7 million primarily from lower costs capitalized into inventory and higher distribution center labor and employee benefit-related costs. Distribution costs decreased 5 basis points as a percentage of net sales.

Selling and Administrative Expense. Selling and administrative expense increased by $2.9 million to $70.4 million in the 13 weeks ended September 30, 2012 from $67.5 million in the same period last year. Selling and administrative expense as a percentage of net sales decreased 90 basis points to 27.9% in the 13 weeks ended September 30, 2012 from 28.8% in the same period last year. The increase in selling and administrative expense compared to the prior year was primarily attributable to added expense for new stores, higher employee benefit-related costs and a pre-tax charge of $0.4 million related to a store closing, as discussed in Note 4 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Partially offsetting these expense increases were lower debit card fees compared to the third quarter last year.

Interest Expense. Interest expense decreased by $0.2 million to $0.5 million in the 13 weeks ended September 30, 2012 compared to the same period last year. This decrease in interest expense reflected a decrease in average debt levels of $10.3 million to $54.7 million in the third quarter of fiscal 2012 from $65.0 million in the same period last year. Average interest rates declined 30 basis points, to 2.2% in the third quarter of fiscal 2012 from 2.5% in the same period last year, due mainly to lower applicable margins under our amended credit agreement.

Income Taxes. The provision for income taxes was $4.9 million for the 13 weeks ended September 30, 2012 and $3.1 million for the 13 weeks ended October 2, 2011. Our effective tax rate was 37.3% for the third quarter of fiscal 2012 compared with 34.4% for the third quarter of fiscal 2011. The increased effective tax rate for the third quarter of fiscal 2012 compared to the same period in fiscal 2011 primarily reflected lower income tax credits in the current year.

39 Weeks Ended September 30, 2012 Compared to 39 Weeks Ended October 2, 2011

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 30, 2012		October 2, 2011
	(In thousands, except percentages)
Net sales	$696,882	100.0%	$675,411	100.0%
Cost of sales (1)	472,505	67.8	454,497	67.3

Gross profit	224,377	32.2	220,914	32.7
Selling and administrative expense (2)	205,560	29.5	201,590	29.8

Operating income	18,817	2.7	19,324	2.9
Interest expense	1,645	0.2	1,838	0.3

Income before income taxes	17,172	2.5	17,486	2.6
Income taxes	6,289	0.9	5,804	0.9

Net income	$10,883	1.6%	$11,682	1.7%

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

Net Sales. Net sales increased by $21.5 million, or 3.2%, to $696.9 million in the 39 weeks ended September 30, 2012 from $675.4 million in the same period last year. The change in net sales reflected the following:

•	Added sales from new stores reflected the opening of 19 new stores since January 2, 2011, partially offset by lower closed store sales.

•

Same store sales increased by $7.7 million, or 1.2%, in the 39 weeks ended September 30, 2012, versus the comparable 39-week period in the prior year, while also reflecting lower sales of winter merchandise as a result of unseasonably warm winter weather in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Customer traffic into our retail stores decreased for the 39 weeks ended September 30, 2012 versus the comparable period last year.

Store count at September 30, 2012 was 407 versus 398 at October 2, 2011. We opened six new stores, two of which were relocations, and closed five stores, two of which were relocations, in the 39 weeks ended September 30, 2012. We opened five new stores, two of which were relocations, and closed three stores related to 2010 relocations in the 39 weeks ended October 2, 2011. For fiscal 2012, we expect to open approximately 14 new stores, including three relocations, and close approximately six stores, including two relocations.

Gross Profit. Gross profit increased by $3.5 million, or 1.6%, to $224.4 million in the 39 weeks ended September 30, 2012 from $220.9 million in the 39 weeks ended October 2, 2011. Gross profit decreased 50 basis points to 32.2% in the 39 weeks ended September 30, 2012 from 32.7% in the same period last year. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $21.5 million, or 3.2%, in the 39 weeks ended September 30, 2012 compared to the same period last year.

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased 37 basis points year over year, primarily reflecting a significant sales mix shift away from higher margin winter product categories in the first quarter of fiscal 2012, combined with product cost inflation.

•	Store occupancy costs increased by $2.1 million, or 4 basis points, year over year, primarily reflecting the expense for new stores.

•

Distribution costs increased $1.4 million, or 7 basis points, primarily from lower costs capitalized into inventory and higher distribution center labor and employee benefit-related costs, partially offset by lower trucking expense.

Selling and Administrative Expense. Selling and administrative expense increased by $4.0 million to $205.6 million in the 39 weeks ended September 30, 2012 from $201.6 million in the same period last year. Selling and administrative expense as a percentage of net sales decreased 30 basis points to 29.5% in the 39 weeks ended September 30, 2012 from 29.8% in the same period last year. The increase in selling and administrative expense compared to the prior year was primarily attributable to added expense for new stores, higher employee benefit-related costs, higher than normal store public liability claims-related costs and a pre-tax charge of $1.1 million related to store closing costs, as discussed in Note 4 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Offsetting these expense increases were lower debit card fees and advertising expense, along with reduced impairment charges related to certain underperforming stores, compared to the prior year.

Interest Expense. Interest expense decreased by $0.2 million to $1.6 million in the 39 weeks ended September 30, 2012 compared to the same period last year. This decrease in interest expense reflects a decrease in average interest rates of 30 basis points, to 2.3% in the 39 weeks ended September 30, 2012 from 2.6% in the same period last year, due mainly to lower applicable margins under our amended credit agreement. The impact of decreased average interest rates was offset by an increase in average debt levels of $3.9 million to $64.0 million in the 39 weeks ended September 30, 2012 from $60.1 million in the same period last year.

Income Taxes. The provision for income taxes was $6.3 million for the 39 weeks ended September 30, 2012 and $5.8 million for the 39 weeks ended October 2, 2011. Our effective tax rate was 36.6% for the 39 weeks ended September 30, 2012 compared with 33.2% for the same period last year. Our higher effective tax rate for the 39 weeks ended September 30, 2012 compared to the same period in fiscal 2011 primarily reflected lower income tax credits in the current year.

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

We ended the third quarter of fiscal 2012 with $5.0 million of cash and cash equivalents compared with $4.7 million at the end of the same period in fiscal 2011. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 30, 2012	October 2, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$28,529	$(11,570)
Investing activities	(7,025)	(6,814)
Financing activities	(21,407)	17,487

Net increase (decrease) in cash and cash equivalents	$97	$(897)

Operating Activities. Net cash provided by operating activities for the 39 weeks ended September 30, 2012 was $28.5 million, and net cash used in operating activities for the 39 weeks ended October 2, 2011 was $11.6 million. The increase in cash flow from operating activities for the 39 weeks ended September 30, 2012 compared to the same period last year primarily reflects an increase in accounts payable and lower inventory year over year. The increase in accounts payable during the first nine months of fiscal 2012 over the first nine months of the prior year was due primarily to the timing of inventory purchases. Inventory purchases were lower in the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010, which resulted in a lower accounts payable balance at the end of fiscal 2011. The reduced inventory during the first nine months of fiscal 2012 compared to the first nine months of the prior year was related primarily to improved sales in fiscal 2012. Also, for the first nine months of fiscal 2011, we strategically increased inventory levels to add certain new products and purchased inventory earlier in the year to mitigate the impact of product cost inflation and potential delivery delays.

Investing Activities. Net cash used in investing activities for the 39 weeks ended September 30, 2012 and October 2, 2011 was $7.0 million and $6.8 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, for the 39 weeks ended September 30, 2012 and October 2, 2011 were $7.3 million and $7.8 million, respectively. We received proceeds of $0.3 million and $0.5 million in the 39 weeks ended September 30, 2012 and October 2, 2011, respectively, as part of a local utility rebate program related to the implementation of a green energy system at our distribution center. Additionally, we received proceeds of $0.5 million from the sale of owned real property in the 39 weeks ended October 2, 2011.

Financing Activities. Net cash used in financing activities for the 39 weeks ended September 30, 2012 was $21.4 million, and net cash provided by financing activities for the 39 weeks ended October 2, 2011 was $17.5 million. In the first nine months of fiscal 2012, net cash was used primarily to pay down borrowings under our revolving credit facility, pay dividends and repurchase stock. In the first nine months of fiscal 2011, net cash was provided primarily from increased borrowings under our revolving credit facility, offset by cash used to pay dividends.

As of September 30, 2012, we had revolving credit borrowings of $52.6 million and letter of credit commitments of $4.1 million outstanding. These balances compare to revolving credit borrowings of $63.5 million and letter of credit commitments of $3.7 million outstanding as of January 1, 2012 and revolving credit borrowings of $69.1 million and letter of credit commitments of $3.5 million outstanding as of October 2, 2011. The decrease in revolving credit borrowings at the end of the third quarter of fiscal 2012 compared to the same period last year primarily reflects our ability to pay down debt using cash flow generated from operating activities.

In fiscal 2011 and the first three quarters of fiscal 2012, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the fourth quarter of fiscal 2012, our Board of Directors also declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on December 14, 2012 to stockholders of record as of November 30, 2012.

In the fourth quarter of fiscal 2011, we resumed our share repurchase activity under our previously announced program, and in the first nine months of fiscal 2012 we repurchased 408,991 shares of our common stock for $3.2 million. Since the inception of our initial share repurchase program in May 2006 through September 30, 2012, we have repurchased a total of 1,887,626 shares for $25.0 million, leaving a total of $10.0 million available for share repurchases under our current share repurchase program.

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

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit

Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of September 30, 2012 and January 1, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $83.3 million and $72.8 million, respectively.

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

Future Capital Requirements. We had cash on hand of $5.0 million as of September 30, 2012. We expect capital expenditures for the fourth quarter of fiscal 2012, excluding non-cash property and equipment acquisitions, to range from approximately $4.0 million to $6.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. We expect our cash requirements related to closed stores in the fourth quarter of fiscal 2012 to be approximately $0.2 million. For fiscal 2012, we expect to open approximately 14 new stores, including three relocations, and close approximately six stores, including two relocations.

In fiscal 2011 and the first three quarters of fiscal 2012, our Board of Directors declared and paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. For the fourth quarter of fiscal 2012, our Board of Directors also declared a quarterly cash dividend of $0.075 per share of outstanding common stock, which will be paid on December 14, 2012 to stockholders of record as of November 30, 2012.

As of September 30, 2012, a total of $10.0 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, business conditions and the market price of our stock.

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

Issued and outstanding letters of credit were $4.1 million at September 30, 2012, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, is a discussion of our future obligations and commitments as of January 1, 2012. In the 39 weeks ended September 30, 2012, our revolving credit borrowings decreased by $10.9 million from the end of fiscal 2011. We entered into new operating lease agreements in relation to our business operations during the 39 weeks ended September 30, 2012. We do not believe that these operating leases or the decrease in our revolving credit borrowings would materially impact our contractual obligations or commitments presented as of January 1, 2012.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, we consider our estimates on inventory valuation, long-lived assets and self-insurance reserves to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 30, 2012.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results. In the fourth fiscal quarter, which includes the holiday selling season, we experience normally higher purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results, as occurred in fiscal 2011.

In fiscal 2011, and diminishing in fiscal 2012, we experienced increasing inflation in the purchase cost, including transportation cost, of certain products. We are evolving our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. Our lower merchandise margins for the 39 weeks ended September 30, 2012 compared to the same period last year partially reflected purchase cost increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at September 30, 2012, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at September 30, 2012.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We are evolving our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase cost increases. All of our stores are located in the United States, and all imported merchandise is purchased in U.S. dollars.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2012, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January  1, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended September 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 2 – July 29	—	—	—	$10,900,000
July 30 – August 26	52,900	$7.78	52,900	$10,489,000
August 27 – September 30	52,200	$8.78	52,200	$10,031,000

Total	105,100		105,100	$10,031,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Through September 30, 2012, the Company has repurchased 1,150,883 shares of its common stock for $10.0 million, and a total of $10.0 million remained available for share repurchases under the current authorization. Since the inception of its initial share repurchase program in May 2006 through September 30, 2012, the Company has repurchased a total of 1,887,626 shares for $25.0 million.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the third quarter of fiscal 2012, the Company commenced negotiations on new collective bargaining agreements with General Teamsters, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”), representing certain hourly employees in the Company’s distribution center and select stores. The current collective bargaining agreements expired on August 31, 2012. In October 2012, the Company completed negotiation of a new five-year collective bargaining agreement with Local 986 for distribution center employees, retroactive to September 1, 2012 and expiring on August 31, 2017, while negotiations remain ongoing for the store collective bargaining agreement. Pending negotiations, the Company has agreed with Local 986 to extend the existing agreement covering store employees, subject to termination by either party on ten (10) days’ written notice.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 2, 2012	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 2, 2012	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)