Form 10-K
period 2012-12-30
BIG 5 SPORTING GOODS CORP
filed 2013-02-27
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $103,133,422 as of July 1, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 1, 2012. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,774,448 shares of common stock outstanding at February 22, 2013.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2013 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and certain related accessories, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher costs associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we”, “our”, “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 414 stores in 12 states under the “Big 5 Sporting Goods” name as of December 30, 2012. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 58-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and Internet and email marketing designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience”, of this Annual Report on Form 10-K. In fiscal 2012, we generated net sales of $940.5 million, operating income of $26.0 million, net income of $14.9 million and diluted earnings per share of $0.69.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 64 stores, an average of approximately 13 new stores annually, of which 41% were in California. Uncertainty resulting from the economic recession slowed our store expansion efforts in fiscal 2009, but we have since resumed our expansion program. The following table illustrates the results of our expansion program during the periods indicated:

Year	California	Other Markets	Total	Stores Relocated	Stores Closed	Number of Stores at Period End
2008	7	12	19	(1)	–	381
2009	1	2	3	–	–	384
2010	7	8	15	(1)	–	398
2011	7	6	13	(5)	–	406
2012	4	10	14	(2)	(4)	414

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

New store openings normally represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. Our store format typically requires investments of approximately $0.4 million in fixtures, equipment and leasehold improvements, net of landlord allowances, and approximately $0.2 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We seek expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles.

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of December 30, 2012:

	Number of Employees	Average Number of Years With Us
Senior Management	7	28
Vice Presidents	8	23
Buyers	23	16
Store District / Regional Supervisors	46	21
Store Managers	414	11

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

Through our 58 years of experience across different demographic, economic and competitive markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, during fiscal 2012 we were actively involved in strategically refining our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer. We have not made wholesale changes to our model, but rather have adjusted the model in an effort to broaden both our product offering and customer base. We have selectively downsized certain underperforming product categories, and have expanded our assortment of branded products and introduced new products, some at higher price points, in an effort to better appeal to those consumers who might be in a position to engage in more discretionary spending in this economic environment.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales:

	Fiscal Year
	2012	2011	2010	2009	2008
Soft goods
Athletic and sport apparel	16.3%	16.1%	16.1%	16.3%	17.3%
Athletic and sport footwear	28.9	29.2	29.0	29.1	29.2

Total soft goods	45.2	45.3	45.1	45.4	46.5
Hard goods	54.8	54.7	54.9	54.6	53.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Crosman	Heelys	Lifetime	Razor	Skechers
Asics	Dickies	Hillerich & Bradsby	Mizuno	Reebok	Spalding
Bearpaw	Easton	Icon (Proform)	Mossberg	Remington	Speedo
Bushnell	Everlast	Impex	Mueller Sports Medicine	Rollerblade	Timex
Carhart	Fila	JanSport	New Balance	Russell Athletic	Titleist
Coleman	Footjoy	K2	Nike	Saucony	Under Armour
Crocs	Head	K-Swiss	Rawlings	Shimano	Wilson

We believe we enjoy significant advantages in making opportunistic buys of vendor over-stock and close-out merchandise because of our strong vendor relationships, purchasing volume and rapid decision-making process. Vendor over-stock and close-out merchandise typically represent approximately 5% of our net sales. Our strong vendor relationships and purchasing volume also enable us to purchase merchandise produced exclusively for us under a manufacturer’s brand name which allows us to differentiate our product selection from competition, obtain volume pricing discounts from vendors and offer unique value to our customers. Our weekly advertising highlights our opportunistic buys together with merchandise produced exclusively for us in order to reinforce our reputation as a retailer that offers attractive values to our customers.

We also offer a variety of private label merchandise to complement our branded product offerings, which represents approximately 3% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the opportunity to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2013 to 2019. Our licensed trademarks include Avet, Body Glove, GoFit, Hi-Tec, Maui & Sons, Morrow and The Realm. We are currently in the process of renewing three of our trademark licenses. The remaining license agreements renew automatically. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

Seasonality influences our buying patterns and we purchase merchandise for seasonal activities in advance of a season. We tailor our merchandise selection on a store-by-store basis in an effort to satisfy each region’s specific needs and seasonal buying habits. In the fourth fiscal quarter we normally experience higher inventory purchase volumes in anticipation of the winter and holiday selling season.

Our buyers, who average 16 years of experience with us, work closely with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, business intelligence analytics, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of approximately 18 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. For non-subscribers of newspapers, we provide our print advertisements through carrier delivery and direct mail. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

We use our own professional in-house advertising staff to generate our advertisements, including design, layout, production and media management. Our in-house advertising department provides management with the flexibility to react quickly to merchandise trends and to maximize the effectiveness of our weekly inserts and mailers. We are able to effectively target different population zones for our advertising expenditures. We place inserts in over 225 newspapers throughout our markets, supplemented in many areas by mailer distributions to create market saturation.

Though print advertising is the core of our promotional advertising, we also promote our products through digital marketing programs that include e-mail marketing (the “E-Team”), search engine marketing, social media including Facebook and Twitter, mobile programs and other website initiatives.

Our digital promotional strategy is designed to provide additional opportunities to connect with potential customers and enable us to promote the Big 5 brand. Our e-mail marketing program invites our customers to subscribe to our E-Team for weekly advertisements, special deals and product information disseminated on a regular basis. We use search engine marketing methods as a means to reach those customers searching the Internet to gather information about our products. Within our social media program, our customers have the opportunity to engage in conversations with other sports-minded people and receive exclusive information about new products and unique weekly offers. All of these marketing methods are intended to simplify the shopping experience for our customers and further demonstrate our commitment to provide great brands at great values.

We recently expanded our website to feature a broader representation of our product assortment. The enhanced website provides increased store inventory visibility to our customers, and enables them to determine if items featured on our website are in-stock in one or more of our store locations. This enhancement of our website was an important step in the development of the E-commerce platform we are currently planning, which would enable us to generate on-line sales.

We have developed a strong cause marketing platform through our 12-year support of the March of Dimes annual fundraising campaign and other charities. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are a title sponsor.

We offer a loyalty program that provides youth-league organizations the ability to earn cash rebates and team discounts through their supporters’ purchases at our stores.

Vendor Relationships

We have developed strong vendor relationships over the past 58 years. We currently purchase merchandise from approximately 800 vendors. In fiscal 2012, only one vendor represented greater than 5% of total purchases, at 9.0%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that report aggregated sales information throughout the day, support merchandise management, inventory receiving and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. The management information systems also include networks that connect all system users to the main host system, electronic mail and other related enterprise applications. The main host system and our stores’ point-of-sale registers are linked by a network that provides managed DSL primary communications with satellite backup for purchasing card (i.e., credit and debit card) authorization and processing, as well as daily polling of sales and merchandise movement at the store level. This wide area network also provides stable communications for the stores to access valuable tools for collaboration, training, workforce management and corporate communications. We believe our management information systems are effectively supporting our current operations and provide a foundation for future growth.

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

Catalog and Internet-based Retailers.    This category consists of numerous retailers that sell a broad array of new and used sporting goods products via catalogs or the Internet. The types of retailers mentioned above may also sell their products through the Internet. The Internet has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry.

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

Employees

As of December 30, 2012, we had over 9,000 active full and part-time employees. The General Teamsters, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 450 hourly employees in our distribution center and select stores. In October 2012, we negotiated a five-year contract with Local 986 for our distribution center bargaining unit employees, and in November 2012, we negotiated a five-year contract with Local 986 for our store bargaining unit employees. Both contracts were retroactive to September 1, 2012 and expire on August 31, 2017. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We have developed a comprehensive training program that is tailored for each store position. All new employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time store employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations designed to promote employee development. The manager trainee program includes classroom style, self-directed and one-on-one training designed to teach key operational responsibilities such as product merchandising strategy, loss prevention and inventory control. Moreover, each manager trainee must receive, or complete, a progressive series of outlines and evaluations in order to be considered for the next successive level of advancement. Ongoing store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment prevention and loss prevention. We also provide unique opportunities for our employees to gain first-hand knowledge about our products through periodic “hands-on” training and seminars, and we have implemented a learning management system that provides us with the ability to manage and monitor employee training on-line.

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

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, income, unemployment trends, home values and other matters that influence consumer confidence and spending, among others. Many of these factors are outside of our control. We have experienced and may continue to experience increased inflationary pressure on our product costs. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions.

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

Worldwide capital and credit markets experienced nearly unprecedented volatility and disruption beginning in fiscal 2007, which has impacted the ability of several financial institutions to meet their obligations. Entering 2013, the financial condition of European countries and financial institutions continues to appear unstable, which could impact consumer demand and credit markets in the United States. Based on information available to us, all of the lenders under our revolving credit facility are currently able to fulfill their commitments thereunder. However, circumstances could arise that may impact their ability to fund their obligations in the future. Although we believe the commitments from our lenders under the revolving credit facility, together with our cash and cash equivalents on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Wells Fargo Bank, National Association, our principal lender, or any other lender, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

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

Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. If our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices, which could impact our margins. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. We currently do not sell our products over the Internet, which has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. Although we are developing plans to commence sales over the Internet, we have no assurance that these efforts will prove profitable, whether due to product preferences of on-line buyers, ability to compete with other (often more established) on-line retailers, or for other reasons. If we are unable to compete successfully, our operating results will suffer.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, inclement weather or other localized conditions such as flooding, fires, earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

A significant amount of our sales is impacted by seasonal weather conditions in our markets.

Because many of the products we sell are used for seasonal outdoor sporting activities, our business is significantly impacted by unseasonable weather conditions in our markets. For example, our winter sports and apparel sales are dependent on cold winter weather and snowfall in our markets, and can be negatively impacted by unseasonably warm weather in our markets. In that regard, unseasonably warm and dry weather during the 2011 holiday period and first quarter of fiscal 2012 had a substantial negative impact on our sales for those periods. Conversely, sales of our spring products and summer products, such as baseball gear and camping and water sports equipment, can be adversely impacted by unseasonably cold or wet weather in those periods. Accordingly, our sales results and financial condition will typically suffer when weather patterns don’t conform to seasonal norms.

Our business is subject to seasonal fluctuations, and unanticipated changes in our customers’ seasonal buying patterns can impact our business.

We experience seasonal fluctuations in our net sales and operating results. In the fourth fiscal quarter, which includes the holiday selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results, as occurred in fiscal 2011.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel with longstanding tenure who are not obligated to stay with us. The loss of the services of any of these individuals for any reason could harm our business and operations. In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of qualified employees, and increases in the minimum wage or other employee benefit costs could increase our operating expense. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

All of our stores rely on a single distribution center. Any disruption or other operational difficulties at this distribution center could reduce our net sales or increase our operating costs.

We rely on a single distribution center located in Riverside, California to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. Our distribution center is staffed in part by employees represented by the General Teamsters, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters, Local Union No. 986 (“Local 986”). We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2012 we operated approximately 14% more stores than we did at the end of fiscal 2007. In response to the economic recession, we slowed our store expansion program substantially in fiscal 2009, and resumed our expansion efforts in fiscal 2010, 2011 and 2012 in anticipation of an improved economic environment.

Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

•	we may again slow our expansion efforts, or close underperforming stores, as a result of challenging conditions in the retail industry and the economic recession overall;

•	we may not be able to find suitable sites available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we may not be able to hire and retain qualified store personnel; and

•	we may not have the financial resources necessary to fund our expansion plans.

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

Breach of data security or other unauthorized disclosure of sensitive or confidential information could harm our business and standing with our customers.

The protection of our customer, employee and business data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information such as payment card and personal information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

We purchase merchandise from approximately 800 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2012, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 37.9% of our total purchases during fiscal 2012. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, work stoppages, delays in shipment, freight cost increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, we may be unable to obtain sufficient quantities of products to satisfy our requirements or our cost of obtaining products may increase. In addition, to the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

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

We rely upon various means of transportation, including ship and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores. Consequently, our results can vary depending upon the price of fuel. The price of oil has fluctuated drastically over the last few years, creating volatility in our fuel costs. In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.

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

As of December 30, 2012, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $52.0 million. Our leveraged financial position means:

•	our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes might be impeded;

•	we are more vulnerable to economic downturns and our ability to withstand competitive pressures is limited; and

•	we are more vulnerable to increases in interest rates, which may affect our interest expense and negatively impact our operating results.

If our business declines, our future cash flows might not be sufficient to meet our obligations and commitments.

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

The level of our indebtedness, and our ability to service our indebtedness, is directly affected by our cash flows from operations. If we are unable to generate sufficient cash flows from operations to meet our obligations, commitments and covenants of our revolving credit facility, we may be required to refinance or restructure our indebtedness, raise additional debt or equity capital, sell material assets or operations, delay or forego expansion opportunities, or cease or curtail our quarterly dividends or share repurchase plans. These alternative strategies might not be effected on satisfactory terms, if at all.

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

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities. Some of these laws and regulations include:

•	laws and regulations governing the manner in which we advertise or sell our products;

•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearms, ammunition and certain related accessories;

•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;

•	laws and regulations governing consumer products generally, such as the federal Consumer Product Safety Act and Consumer Product Safety Improvement Act, as well as similar state laws;

•	labor and employment laws, such as minimum wage or living wage laws and other wage and hour laws;

•	laws requiring mandatory health insurance for employees, such as the Affordable Care Act; and

•	U.S. customs laws and regulations pertaining to proper item classification, quotas and payment of duties and tariffs.

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

In addition, we sell products manufactured by third parties, some of which may or may not be defective. Many such products are manufactured overseas in countries which may utilize quality control standards that vary from those legally allowed or commonly accepted in the United States, which may increase our risk that such products may be defective. If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. In addition, our products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous products. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our results of operations and financial condition.

We also sell firearms, ammunition and certain related accessories, which may be associated with an increased risk of injury and related lawsuits. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by individuals, municipalities or other organizations attempting to recover damages or costs from firearms manufacturers and retailers relating to the misuse of firearms. Commencement of these lawsuits against us could reduce our net sales and decrease our profitability.

Our insurance coverage may not be adequate to cover claims that could be asserted against us. If a successful claim was to be brought against us in excess of our insurance coverage, or for which we have no insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

The sale of firearms, ammunition and certain related accessories is subject to strict regulation, which could affect our operating results.

Because we sell firearms, ammunition and certain related accessories, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of firearms, ammunition and certain related accessories. These laws and regulations require us, among other things, to ensure that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and to maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearms, ammunition and certain related accessories has been the subject of increased federal, state and local regulation. Recently, there have been efforts to pursue comprehensive reforms of federal firearms laws through both executive orders and new federal legislation, some of which has already been introduced. Certain states and municipalities where we operate our retail stores also recently have introduced new legislation pertaining to the purchase and sale of firearms, ammunition and certain related accessories. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearms, ammunition and certain related accessories that we are permitted to purchase and sell and could impose new restrictions and requirements on the manner in which we purchase and sell these products. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms, ammunition and certain related accessories, our licenses to sell firearms at our stores or maintain inventory of firearms at our distribution center may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearms, ammunition and certain related accessories could cause our operating expense to increase and this could adversely affect our results of operations.

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

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 32 years. As of December 30, 2012, of our total store leases, 43 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 27.4 million sales transactions and an average transaction size of approximately $34 in fiscal 2012. The following table details our store locations by state as of December 30, 2012:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	210	50.7%
Washington	1984	49	11.8
Arizona	1993	37	8.9
Oregon	1995	25	6.0
Colorado	2001	21	5.1
Utah	1997	17	4.1
Nevada	1978	16	3.9
New Mexico	1995	16	3.9
Idaho	1994	11	2.7
Texas	1995	9	2.2
Oklahoma	2007	2	0.5
Wyoming	2010	1	0.2

Total		414	100.0%

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store sales per square foot of approximately $205 for fiscal 2012. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns. Our same store sales reflect the economic recession and continued uncertainty in the financial sector, which resulted in weak same store sales since fiscal 2007.

ITEM 3.    LEGAL PROCEEDINGS

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On February 6, 2013 and February 19, 2013, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court in an effort to negotiate a settlement of this litigation. In connection therewith, the Company received from the plaintiffs an offer to settle this litigation, which the Company is currently considering. Based on the terms of the settlement offer, the Company currently believes that a settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the plaintiffs and the Company are unable to negotiate a settlement, the Company intends to defend this litigation vigorously. If this litigation were to be resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

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

Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV.” The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2012 and 2011:

	2012		2011
Fiscal Period	High	Low	High	Low
First Quarter	$10.17	$7.32	$15.85	$11.24
Second Quarter	$8.62	$6.19	$12.30	$7.81
Third Quarter	$10.04	$7.23	$9.00	$5.91
Fourth Quarter	$14.00	$8.91	$11.02	$5.55

As of February 22, 2013, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $14.80 per share.

As of February 22, 2013, there were 21,774,448 shares of common stock outstanding held by approximately 280 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2008, 2009, 2010, 2011 and 2012. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. Quarterly dividend payments of $0.05 per share, for an annual rate of $0.20 per share, were paid in fiscal 2010. In fiscal 2011 and 2012, our Board of Directors declared quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the first quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share, which will be paid on March 22, 2013 to stockholders of record as of March 8, 2013.

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

Issuer Repurchases

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended December 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES(1)(2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 – October 28	27,500	$9.10	27,500	$9,781,000
October 29 – November 25	2,500	$9.02	2,500	9,758,000
November 26 – December 30	10,000	$12.47	10,000	9,633,000

Total	40,000		40,000	$9,633,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Through December 30, 2012, the Company has repurchased 1,190,883 shares of its common stock for $10.4 million, and a total of $9.6 million remained available for share repurchases under the current authorization. Since the inception of its initial share repurchase program in May 2006 through December 30, 2012, the Company has repurchased a total of 1,927,626 shares for $25.4 million.

(2)

The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. The Company’s Credit Agreement contains covenants that require it to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit the ability to, among other things, pay dividends or repurchase stock. The Company may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, of this Annual Report on Form 10-K for a further discussion of the Credit Agreement.

(3)	This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 30, 2012

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

	Fiscal Year(1)
	2012		2011		2010		2009		2008
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales(2)	$940,490		$902,134		$896,813		$895,542		$864,650
Cost of sales(3)(7)	637,721		610,531		599,101		597,792		579,165

Gross profit(2)(7)	302,769		291,603		297,712		297,750		285,485
Selling and administrative expense(2)(4)(5)(6)(8)	276,797		272,436		263,488		260,068		257,883

Operating income	25,972		19,167		34,224		37,682		27,602
Interest expense	2,202		2,561		2,108		2,465		5,198

Income before income taxes	23,770		16,606		32,116		35,217		22,404
Income taxes	8,855		4,933		11,554		13,406		8,500

Net income(2)(5)(6)(7)(8)	$14,915		$11,673		$20,562		$21,811		$13,904

Earnings per share:
Basic	$0.70		$0.54		$0.95		$1.02		$0.64

Diluted	$0.69		$0.53		$0.94		$1.01		$0.64

Dividends per share	$0.30		$0.30		$0.20		$0.20		$0.36
Weighted-average shares of common stock outstanding:
Basic	21,394		21,656		21,552		21,434		21,608

Diluted	21,616		21,869		21,890		21,657		21,619

Store Data:
Same store sales increase (decrease)(9)	2.5%		(1.2)%		0.8%		(0.6)%		(7.0)%
Same store sales per square foot (in dollars)(10)	$205		$202		$204		$210		$213
End of period stores	414		406		398		384		381
End of period same stores	387		378		380		362		339
Same store sales per store(11)	$2,336		$2,286		$2,315		$2,373		$2,393
Other Financial Data:
Depreciation and amortization	$18,895		$18,544		$18,627		$19,400		$19,135
Capital expenditures(12)	$12,901		$12,990		$15,628		$5,764		$20,447
Inventory turns(13)	2.3	x	2.3	x	2.4	x	2.6	x	2.4	x
Balance Sheet Data:
Cash and cash equivalents	$7,635		$4,900		$5,620		$5,765		$9,058
Working capital(14)	$150,010		$156,909		$130,737		$120,541		$129,282
Total assets	$406,660		$394,064		$392,356		$366,122		$388,357
Long-term debt and capital leases, less current portion	$50,316		$66,621		$49,882		$57,233		$99,447
Stockholders’ equity	$164,420		$156,590		$150,726		$131,861		$111,800

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53 week reporting period ending on the Sunday closest to the calendar year end. Fiscal 2012, 2011, 2010 and 2008 each included 52 weeks, and fiscal 2009 included 53 weeks.

(2)

In fiscal 2010, we recorded a net pre-tax charge of $2.3 million reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. This charge reduced net income in fiscal 2010 by $1.5 million, or $0.07 per diluted share.

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

(5)	In fiscal 2012, we recorded a pre-tax charge related to store closing costs of $1.2 million. This charge reduced net income in fiscal 2012 by $0.8 million, or $0.03 per diluted share.

(6)

In fiscal 2012 and 2011, we recorded pre-tax non-cash impairment charges of $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges reduced net income in fiscal 2012 and 2011 by $0.1 million, or $0.01 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

(7)

In fiscal 2008, we recorded a nonrecurring pre-tax charge of $1.5 million to correct an error in our previously recognized straight-line rent expense, substantially all of which related to prior periods and accumulated over a period of 15 years. This charge reduced net income in fiscal 2008 by $0.9 million, or $0.04 per diluted share. We have determined this charge to be immaterial to our prior periods’ consolidated financial statements.

(8)

In fiscal 2009, we recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(9)

Same store sales for a period reflect net sales from stores operated throughout that period as well as the full corresponding prior year period. Our same store sales comparisons reflect the economic recession and continued uncertainty in the financial sector, which resulted in weak same store sales since fiscal 2007.

(10)

Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores. Fiscal 2012, 2011, 2010, 2009 and 2008 reflect the economic recession and continued uncertainty in the financial sector.

(11)

Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count. Fiscal 2012, 2011, 2010, 2009 and 2008 reflect the economic recession and continued uncertainty in the financial sector.

(12)	Lower capital expenditures in fiscal 2009 reflect substantially fewer store openings when compared with fiscal 2012, 2011, 2010 and 2008 due to the economic recession.

(13)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(14)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 are referred to as fiscal 2012, 2011 and 2010, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2012, 2011 and 2010 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2012, 2011 and 2010 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 414 stores in 12 states under the name “Big 5 Sporting Goods” at December 30, 2012. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 58-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. In fiscal 2012, we opened 14 new stores, three of which were relocations, and closed six stores, two of which were relocations. In fiscal 2011, we opened 13 new stores, two of which were relocations, and closed three stores as part of relocations that began in fiscal 2010. For fiscal 2013, we expect to open approximately 15 to 20 new stores, including three relocations, and to close approximately three relocated stores. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2012	2011	2010
Big 5 Sporting Goods stores:
Beginning of period	406	398	384
New stores(1)	14	13	15
Stores relocated	(2)	(5)	(1)
Stores closed	(4)	—	—

End of period	414	406	398

New stores opened per year, net	8	8	14

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

Our improved operating results for fiscal 2012 compared to fiscal 2011 were mainly attributable to our higher sales levels, including an increase in same store sales. We believe our higher sales largely reflect favorable customer response to changes in our merchandise offering and new marketing initiatives. We also believe our operating results for fiscal 2012, 2011 and 2010 continue to reflect challenging macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession.

•

Net sales for fiscal 2012 increased 4.3% to $940.5 million compared to fiscal 2011. The increase in net sales was primarily attributable to added revenue from new stores combined with increased same store sales of 2.5%.

•

Net income for fiscal 2012 increased 27.8% to $14.9 million, or $0.69 per diluted share, compared to $11.7 million, or $0.53 per diluted share, for fiscal 2011. The increase was driven primarily by higher net sales, partially offset by the impact of lower merchandise margins, higher selling and administrative expense and higher income tax expense.

•

Gross profit for fiscal 2012 represented 32.2% of net sales, compared with 32.3% in the prior year. Merchandise margins were 24 basis points lower than last year, partially offset by reduced store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for fiscal 2012 increased 1.6% to $276.8 million, or 29.4% of net sales, compared to $272.4 million, or 30.2% of net sales, for fiscal 2011. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings and increased employee benefit costs.

•

Operating income for fiscal 2012 increased 35.5% to $26.0 million, or 2.8% of net sales, compared to $19.2 million, or 2.1% of net sales, for fiscal 2011. The higher operating income primarily reflects higher net sales, partially offset by the impact of lower merchandise margins and higher selling and administrative expense.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year
	2012(1)		2011(1)		2010(1)
	(Dollars in thousands)
Statement of Operations Data:
Net sales(2)	$940,490	100.0%	$902,134	100.0%	$896,813	100.0%
Cost of sales(3)	637,721	67.8	610,531	67.7	599,101	66.8

Gross profit(2)	302,769	32.2	291,603	32.3	297,712	33.2
Selling and administrative expense(2)(4)(5)(6)	276,797	29.4	272,436	30.2	263,488	29.4

Operating income	25,972	2.8	19,167	2.1	34,224	3.8
Interest expense	2,202	0.3	2,561	0.3	2,108	0.2

Income before income taxes	23,770	2.5	16,606	1.8	32,116	3.6
Income taxes	8,855	0.9	4,933	0.5	11,554	1.3

Net income(2)(5)(6)	$14,915	1.6%	$11,673	1.3%	$20,562	2.3%

Other Financial Data:
Net sales change		4.3%		0.6%		0.1%
Same store sales change(7)		2.5%		(1.2)%		0.8%
Net income change		27.8%		(43.2)%		(5.7)%

(1)	Fiscal 2012, 2011 and 2010 each included 52 weeks.

(2)

In fiscal 2010, we recorded a net pre-tax charge of $2.3 million reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. This charge reduced net income in fiscal 2010 by $1.5 million, or $0.07 per diluted share.

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

(5)

In fiscal 2012, we recorded a pre-tax charge related to store closing costs of $1.2 million. This charge was included in selling and administrative expense, and reduced net income in fiscal 2012 by $0.8 million, or $0.03 per diluted share.

(6)

In fiscal 2012 and 2011, we recorded pre-tax non-cash impairment charges of $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense, and reduced net income in fiscal 2012 and 2011 by $0.1 million, or $0.01 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

(7)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the full corresponding prior year period.

Fiscal 2012 Compared to Fiscal 2011

Net Sales.    Net sales increased by $38.4 million, or 4.3%, to $940.5 million for fiscal 2012 from $902.1 million for fiscal 2011. The change in net sales was primarily attributable to the following:

•

Same store sales increased 2.5% for fiscal 2012 versus fiscal 2011. We believe our higher same store sales largely reflected favorable customer response to changes in our merchandise offering and new marketing initiatives, despite lower sales of winter merchandise as a result of unseasonably warm winter weather in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 27 new stores since January 2, 2011, partially offset by a reduction in closed store sales.

•

Net sales for fiscal 2012 continued to be impacted by the economic recession. While we experienced decreased customer transactions in our retail stores in fiscal 2012 when compared with fiscal 2011, the average sale per transaction increased primarily as a result of changes in our sales mix and merchandise offering.

Store count at the end of fiscal 2012 was 414 versus 406 at the end of fiscal 2011. We opened 14 new stores, three of which were relocations, and closed six stores, two of which were relocations, in fiscal 2012. For fiscal 2013, we expect to open approximately 15 to 20 new stores, including three relocations, and to close approximately three relocated stores.

Gross Profit.    Gross profit increased by $11.2 million to $302.8 million in fiscal 2012 from $291.6 million in fiscal 2011. Gross profit as a percentage of net sales in fiscal 2012 was 32.2% compared with 32.3% during the prior year. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $38.4 million in fiscal 2012 compared to the prior year.

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased for fiscal 2012 by 24 basis points versus fiscal 2011, primarily reflecting a sales mix shift away from higher margin winter product categories in the first quarter of fiscal 2012, combined with product cost inflation.

•

Store occupancy costs for fiscal 2012 increased by $2.6 million year over year due primarily to the increase in store count. Store occupancy costs as a percentage of net sales in fiscal 2012 decreased by seven basis points compared with fiscal 2011.

•

Distribution costs increased $1.5 million primarily resulting from lower costs capitalized into inventory and higher distribution center labor and employee benefit-related costs, partially offset by lower trucking expense. Distribution costs as a percentage of net sales in fiscal 2012 decreased by two basis points compared with fiscal 2011.

Selling and Administrative Expense.    Selling and administrative expense increased by $4.4 million, or 1.6%, to $276.8 million, or 29.4% of net sales, in fiscal 2012 from $272.4 million, or 30.2% of net sales, in fiscal 2011. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $3.0 million due primarily to higher labor and operating costs to support the increase in store count, increased employee benefit-related costs and higher public liability claim-related costs, partially offset by lower debit card fees.

•

Advertising expense for fiscal 2012 decreased by $1.7 million, due primarily to lower newspaper advertising, partially offset by increases in digital marketing programs and other advertising to support sales.

•

Administrative expense for fiscal 2012 included a pre-tax charge of $1.2 million related to store closing costs, and a pre-tax non-cash impairment charge of $0.2 million related to certain underperforming stores. Administrative expense for fiscal 2011 included a pre-tax non-cash impairment charge of $2.1 million related to certain underperforming stores. These charges are further discussed in Notes 4 and 5 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Interest Expense.    Interest expense decreased by $0.4 million, or 14.0%, to $2.2 million in fiscal 2012 from $2.6 million in fiscal 2011. The decrease in interest expense reflects the combined impact of a decrease in average interest rates of 30 basis points, to 2.2% in fiscal 2012 from 2.5% in fiscal 2011, due mainly to lower applicable margins under our amended credit agreement, as well as a decrease in average debt levels of $1.3 million to $66.2 million in fiscal 2012 from $67.5 million in fiscal 2011.

Income Taxes.    The provision for income taxes was $8.9 million for fiscal 2012 compared with $4.9 million for fiscal 2011. This increase was primarily due to higher pre-tax income and a higher effective tax rate in fiscal 2012. Our effective tax rate was 37.3% for fiscal 2012 compared with 29.7% for fiscal 2011. Our higher effective tax rate for fiscal 2012 compared to the prior year primarily reflects the expiration of previously enacted legislation that resulted in the loss of certain tax credits in fiscal 2012 that were previously available in fiscal 2011, combined with higher pre-tax income in fiscal 2012.

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

•	Net sales for fiscal 2011 continued to be impacted by the economic recession, and we experienced decreased customer transactions in our retail stores when compared with fiscal 2010.

•	Net sales for fiscal 2010 reflected a net pre-tax charge of $0.8 million for a legal settlement accrual that was classified as a reduction of net sales.

Store count at the end of fiscal 2011 was 406 versus 398 at the end of fiscal 2010. In fiscal 2011, we opened 13 new stores, including two relocations, and closed three stores as part of relocations that began in fiscal 2010.

Gross Profit.    Gross profit decreased by $6.1 million to $291.6 million in fiscal 2011 from $297.7 million in fiscal 2010. Gross profit as a percentage of net sales in fiscal 2011 was 32.3% compared with 33.2% in fiscal 2010. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution costs, decreased for fiscal 2011 by 74 basis points versus fiscal 2010, primarily reflecting the impact of product cost inflation, increased promotional activities to stimulate sales and a sales mix shift away from higher margin winter product categories during the fourth quarter as a result of unseasonably warm weather.

•	Store occupancy costs for fiscal 2011 increased by $1.4 million, or 11 basis points, year over year, due primarily to the increase in store count.

•	Net sales increased by $5.3 million in fiscal 2011 compared to fiscal 2010.

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

•	Advertising expense for fiscal 2011 increased by $2.7 million, due primarily to an increase in newspaper advertising, digital marketing and other advertising to support sales.

•

Administrative expense for fiscal 2011 included a pre-tax non-cash impairment charge of $2.1 million related to certain underperforming stores. Administrative expense in fiscal 2010 reflected a net pre-tax charge for a legal settlement accrual of $1.5 million.

Interest Expense.    Interest expense increased by $0.5 million, or 21.4%, to $2.6 million in fiscal 2011 from $2.1 million in fiscal 2010. The increase in interest expense primarily reflected an increase in average debt levels of approximately $7.5 million to $67.5 million in fiscal 2011 from $60.0 million in fiscal 2010, combined with an increase in average interest rates of approximately 40 basis points to 2.5% during fiscal 2011 from 2.1% in fiscal 2010. The increase in average interest rates was due mainly to higher applicable margins under our current credit agreement as compared to our prior credit agreement. Interest expense in fiscal 2010 included a $0.3 million charge for a one-time early termination fee and the write-off of the remaining deferred debt issuance costs associated with the termination of our prior credit agreement.

Income Taxes.    The provision for income taxes was $4.9 million for fiscal 2011 compared with $11.6 million for fiscal 2010. This decrease was primarily due to lower pre-tax income in fiscal 2011 compared to fiscal 2010. Our effective tax rate was 29.7% for fiscal 2011 compared with 36.0% for fiscal 2010. Our lower effective tax rate for fiscal 2011 compared to fiscal 2010 primarily reflected the impact of higher income tax credits for fiscal 2011 relative to lower pre-tax income.

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

We ended fiscal 2012 with $7.6 million of cash and cash equivalents compared with $4.9 million in fiscal 2011. After increasing our long-term debt by $15.2 million, or 31.4%, during fiscal 2011, we decreased our long-

term debt by $16.0 million, or 25.2%, during fiscal 2012 to $47.5 million from $63.5 million at the end of fiscal 2011. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2012	2011	2010
	(In thousands)
Total cash provided by (used in):
Operating activities	$39,604	$2,218	$29,867
Investing activities	(12,650)	(11,988)	(15,624)
Financing activities	(24,219)	9,050	(14,388)

Net increase (decrease) in cash and cash equivalents	$2,735	$(720)	$(145)

The seasonality of our business historically provides greater cash flows from operations during the holiday and winter selling season. Typically, we use operating cash flows and borrowings under our revolving credit facility to fund inventory increases in anticipation of the holidays and our inventory levels are at their highest in the months leading up to Christmas. As holiday sales significantly reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flows from operations at the end of our fiscal year.

For fiscal 2012, we increased inventory purchases in the months leading up to Christmas, resulting in a higher accounts payable balance at year-end compared to fiscal 2011. Additionally, improved net sales and net income in fiscal 2012 compared with fiscal 2011 contributed to higher operating cash flows which allowed us to significantly pay down debt balances year over year.

For fiscal 2011, we strategically increased merchandise inventory levels to add certain new products to stimulate sales and also purchased inventory earlier in the year to mitigate the impact of product cost inflation and potential delivery delays. Reduced inventory purchases in the fourth quarter of fiscal 2011 resulted in lower accounts payable as a percentage of inventory. Also, weaker than anticipated sales during fiscal 2011, particularly in the fourth quarter, resulted in higher inventory levels and reduced operating cash flows for the year, contributing to higher debt balances year over year.

For fiscal 2010, we purchased larger quantities of inventory primarily in anticipation of improving business conditions and as a result of increased availability of certain products. The higher inventory levels combined with lower than anticipated sales in the fourth quarter of fiscal 2010 resulted in reduced operating cash flows for the year as compared to the prior year.

Operating Activities.    Net cash provided by operating activities for fiscal 2012, 2011 and 2010 was $39.6 million, $2.2 million and $29.9 million, respectively. The increase in cash provided by operating activities for fiscal 2012 compared to fiscal 2011 primarily reflected higher accounts payable year over year due mainly to the timing of inventory purchases. Inventory purchases were higher in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, which resulted in a higher accounts payable balance at the end of fiscal 2012. Also contributing to the improved operating cash flow in fiscal 2012 over the prior year was a smaller increase in inventory, higher net income and increased accrued expenses related primarily to employee benefit-related accruals and a liability for store closings. The decrease in cash provided by operating activities for fiscal 2011 compared to fiscal 2010 primarily reflected higher funding of merchandise inventory along with the timing of inventory purchases and payments, as well as lower net income and accrued expenses, primarily for legal settlements.

Investing Activities.    Net cash used in investing activities for fiscal 2012, 2011 and 2010 was $12.7 million, $12.0 million and $15.6 million, respectively. In fiscal 2012 and 2011, we received proceeds of $0.3 million and

$0.5 million, respectively, as part of a local utility rebate program related to the implementation of a green energy system at our distribution center, and in fiscal 2011 we received proceeds of $0.5 million from the sale of owned real property. Our capital spending is primarily for new store openings, store-related remodeling, distribution center and corporate headquarters’ costs and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	Fiscal Year
	2012	2011	2010
	(In thousands)
New stores	$7,076	$7,108	$9,773
Store-related remodels	3,703	3,749	3,888
Distribution center	536	1,127	1,487
Computer hardware, software and other	1,586	1,006	480

Total	$12,901	$12,990	$15,628

Our capital expenditures included 14 new stores in fiscal 2012; 13 new stores in fiscal 2011; and 15 new stores in fiscal 2010. Capital expenditures in fiscal 2012, 2011 and 2010 also included amounts related to our computer system replacement program as well as enhanced security measures to support our infrastructure.

Financing Activities.    Net cash used in financing activities for fiscal 2012 and 2010 was $24.2 million and $14.4 million, respectively, and net cash provided by financing activities for fiscal 2011 was $9.1 million. For fiscal 2012, we used cash provided from operating activities to pay down borrowings from our revolving credit facility, pay dividends, make capital lease payments and purchase treasury stock. For fiscal 2011, cash provided by financing activities primarily reflected increased borrowings under our revolving credit facility, partially offset by dividend payments and capital lease payments. Borrowings under our revolving credit facility for fiscal 2011 were largely used to fund merchandise inventory purchases. For fiscal 2010, we used cash provided from operating activities to pay down borrowings from our revolving credit facility, pay dividends and make capital lease payments.

As of December 30, 2012, we had revolving credit borrowings of $47.5 million and letter of credit commitments of $4.3 million outstanding. These balances compare to borrowings of $63.5 million and letter of credit commitments of $3.7 million outstanding as of January 1, 2012.

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

Quarterly dividend payments of $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, were paid in fiscal 2010. Quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share, were paid in fiscal 2011 and 2012. In the first quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share, which will be paid on March 22, 2013 to stockholders of record as of March 8, 2013.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock and to optimize our capital structure.

In May 2006, our Board of Directors authorized a share repurchase program for the purchase of $15.0 million of our common stock, pursuant to which we completed all authorized repurchases in November

2007. Near the completion of that program, our Board authorized an additional share repurchase program for the purchase of $20.0 million of our common stock. Under this second authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, is at the discretion of management and depends upon market conditions and other considerations. Prior to fiscal 2009, we repurchased an aggregate of 1,369,085 shares of our common stock under the 2006 and 2007 programs for $20.8 million. In light of the economic climate, we did not repurchase any shares of our common stock under the current program during fiscal 2009 or fiscal 2010. In the fourth quarter of fiscal 2011, we resumed our share repurchase activity under the current program, repurchasing 109,550 shares of our common stock for $1.0 million in fiscal 2011 and 448,991 shares of our common stock for $3.6 million in fiscal 2012. Since the inception of our initial share repurchase program in May 2006 through December 30, 2012, we have repurchased a total of 1,927,626 shares under the two programs for $25.4 million, leaving a total of $9.6 million available for share repurchases under our current share repurchase program.

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

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility were originally to mature and become due on October 18, 2014. On October 31, 2011, the Credit Agreement was amended to extend its maturity date to October 31, 2016 (see discussion below). As of December 30, 2012 and January 1, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $88.2 million and $72.8 million, respectively.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2012	2011
	(Dollars in thousands)
Fiscal year-end balance	$47,461	$63,476
Average interest rate	2.18%	2.53%
Maximum outstanding during the year	$86,619	$106,095
Average outstanding during the year	$66,190	$67,489

Future Capital Requirements.    We had cash and cash equivalents on hand of $7.6 million at December 30, 2012. We expect capital expenditures for fiscal 2013, excluding non-cash acquisitions, to range from approximately $18.0 million to $22.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2013, we expect to open approximately 15 to 20 new stores, including three relocations, and to close approximately three relocated stores.

Quarterly dividend payments of $0.05 per share of outstanding common stock, for an annual rate of $0.20 per share, were paid in fiscal 2010. In the first quarter of fiscal 2011, our Board of Directors increased our quarterly cash dividend to $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share, which was paid in fiscal 2011 and 2012. In the first quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share, which will be paid on March 22, 2013 to stockholders of record as of March 8, 2013.

As of December 30, 2012, a total of $9.6 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements, for at least the next twelve months, from cash and cash equivalents on hand, operating cash flows and borrowings from our revolving credit facility. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, and to financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flows or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

Off-Balance Sheet Arrangements and Contractual Obligations.    Our material off-balance sheet arrangements are operating lease obligations and letters of credit. We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A summary of our operating lease obligations and letter of credit commitments by fiscal year is included in the table below. Additional information regarding our operating leases is available in Item 2, Properties and Note 8, Lease Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our future obligations and commitments as of December 30, 2012, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$4,874	$1,874	$2,367	$582	$51
Lease commitments:
Operating lease commitments	299,050	67,097	108,690	61,256	62,007
Other occupancy costs	58,111	13,286	21,766	12,181	10,878
Other liabilities	11,839	3,262	3,373	1,908	3,296
Revolving credit facility	47,461	—	—	47,461	—
Letters of credit	4,330	4,330	—	—	—

Total	$425,665	$89,849	$136,196	$123,388	$76,232

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

Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, asset retirement obligations related to the removal and retirement of leasehold improvements for certain stores upon termination of their leases, and an obligation for remaining lease rental payments related to the closure of certain underperforming stores.

Periodic interest payments on the Credit Agreement are not included in the preceding table because interest expense is based on variable indices, and the balance of our Credit Agreement fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2012 year-end, our projected annual interest payments would be approximately $1.1 million.

Issued and outstanding letters of credit were $4.3 million at December 30, 2012, and were related primarily to securing insurance program liabilities.

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

Valuation of Merchandise Inventories, Net

Our merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost consists of the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, in-bound freight-related costs and allocated overhead costs associated with our distribution center.

We record valuation reserves on a quarterly basis for merchandise damage and defective returns, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for merchandise returns, slow-moving or obsolescent merchandise and for lower of cost or market provisions totaled $3.1 million and $3.1 million as of December 30, 2012 and January 1, 2012, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.1 million and $2.0 million as of December 30, 2012 and January 1, 2012, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total at December 30, 2012, would result in a change in reserves of approximately $0.5 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires investments of approximately $0.4 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in the impairment provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment.

We determine the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin, operating expense and advertising expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins, operating expense and advertising expense in relation to the current economic environment and our future expectations, competitive factors in our various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Our evaluation resulted in a pre-tax impairment charge of $0.2 million and $2.1 million recognized in fiscal 2012 and 2011, respectively, related to certain underperforming stores. No long-lived asset impairment charges were incurred during fiscal 2010.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used at December 30, 2012, would not result in a change in long-lived asset impairment charges for fiscal 2012.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 30, 2012 and January 1, 2012, our self-insurance liabilities totaled $10.4 million and $8.2 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of December 30, 2012, would result in a change in our liability of approximately $1.0 million and a change in pre-tax earnings by the same amount.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results. In the fourth fiscal quarter, which includes the holiday selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results, as occurred in fiscal 2011.

In fiscal 2011, and diminishing in fiscal 2012, we experienced increased inflation in the purchase cost, including transportation cost, of certain products. We are evolving our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. Our lower merchandise margins for fiscal 2012 compared to the prior year partially reflected purchase cost increases.

Recently Issued Accounting Updates

See Note 2 to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and certain related accessories, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher costs associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at December 30, 2012, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at December 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2012. Based on such evaluation, our CEO and CFO have concluded that, as of December 30, 2012, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2012, based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 30, 2012, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (“the Company”) as of December 30, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2012.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: February 27, 2013	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	February 27, 2013

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	February 27, 2013

/s/ G. Michael Brown G. Michael Brown	Director of the Company	February 27, 2013

/s/ Dominic P. DeMarco Dominic P. DeMarco	Director of the Company	February 27, 2013

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director of the Company	February 27, 2013

/s/ David R. Jessick David R. Jessick	Director of the Company	February 27, 2013

/s/ Michael D. Miller Michael D. Miller	Director of the Company	February 27, 2013

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 30, 2012, January 1, 2012, and January 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2013

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,635	$4,900
Accounts receivable, net of allowances of $99 and $142, respectively	15,297	13,106
Merchandise inventories, net	270,350	264,278
Prepaid expenses	8,784	7,972
Deferred income taxes	9,905	8,410

Total current assets	311,971	298,666

Property and equipment, net	72,089	75,369
Deferred income taxes	14,795	13,236
Other assets, net of accumulated amortization of $637 and $383, respectively	3,372	2,360
Goodwill	4,433	4,433

Total assets	$406,660	$394,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,688	$77,593
Accrued expenses	67,553	62,547
Current portion of capital lease obligations	1,720	1,617

Total current liabilities	161,961	141,757

Deferred rent, less current portion	21,386	22,483
Capital lease obligations, less current portion	2,855	3,145
Long-term debt	47,461	63,476
Other long-term liabilities	8,577	6,613

Total liabilities	242,240	237,474

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,783,084 and 23,483,815 shares, respectively; outstanding 21,741,248 and 21,890,970 shares, respectively	238	235
Additional paid-in capital	102,658	99,665
Retained earnings	87,464	79,037
Less: Treasury stock, at cost; 2,041,836 and 1,592,845 shares, respectively	(25,940)	(22,347)

Total stockholders’ equity	164,420	156,590

Total liabilities and stockholders’ equity	$406,660	$394,064

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net sales	$940,490	$902,134	$896,813
Cost of sales	637,721	610,531	599,101

Gross profit	302,769	291,603	297,712
Selling and administrative expense	276,797	272,436	263,488

Operating income	25,972	19,167	34,224
Interest expense	2,202	2,561	2,108

Income before income taxes	23,770	16,606	32,116
Income taxes	8,855	4,933	11,554

Net income	$14,915	$11,673	$20,562

Earnings per share:
Basic	$0.70	$0.54	$0.95

Diluted	$0.69	$0.53	$0.94

Dividends per share	$0.30	$0.30	$0.20

Weighted-average shares of common stock outstanding:
Basic	21,394	21,656	21,552

Diluted	21,616	21,869	21,890

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Total
	Shares	Amount
Balance at January 3, 2010	21,566,766	$230	$95,259	$57,738	$(21,366)	$131,861
Net income	—	—	—	20,562	—	20,562
Dividends on common stock ($0.20 per share)	—	—	—	(4,351)	—	(4,351)
Issuance of nonvested share awards	172,000	2	(2)	—	—	—
Exercise of share option awards	104,175	1	756	—	—	757
Share-based compensation	—	—	1,727	—	—	1,727
Tax benefit from share-based awards activity	—	—	313	—	—	313
Forfeiture of nonvested share awards	(1,300)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(9,104)	—	(143)	—	—	(143)

Balance at January 2, 2011	21,832,537	233	97,910	73,949	(21,366)	150,726
Net income	—	—	—	11,673	—	11,673
Dividends on common stock ($0.30 per share)	—	—	—	(6,585)	—	(6,585)
Issuance of nonvested share awards	152,100	2	(2)	—	—	—
Exercise of share option awards	48,262	—	316	—	—	316
Share-based compensation	—	—	1,798	—	—	1,798
Tax deficiency from share-based awards activity	—	—	(74)	—	—	(74)
Forfeiture of nonvested share awards	(8,625)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(23,754)	—	(283)	—	—	(283)
Purchases of treasury stock	(109,550)	—	—	—	(981)	(981)

Balance at January 1, 2012	21,890,970	235	99,665	79,037	(22,347)	156,590
Net income	—	—	—	14,915	—	14,915
Dividends on common stock ($0.30 per share)	—	—	—	(6,488)	—	(6,488)
Issuance of nonvested share awards	145,100	1	(1)	—	—	—
Exercise of share option awards	200,680	2	1,489	—	—	1,491
Share-based compensation	—	—	1,736	—	—	1,736
Tax benefit from share-based awards activity	—	—	51	—	—	51
Forfeiture of nonvested share awards	(10,500)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(36,011)	—	(282)	—	—	(282)
Purchases of treasury stock	(448,991)	—	—	—	(3,593)	(3,593)

Balance at December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net income	$14,915	$11,673	$20,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,895	18,544	18,627
Impairment of store assets	208	2,116	—
Share-based compensation	1,736	1,798	1,727
Excess tax benefit related to share-based awards	(222)	(90)	(327)
Amortization of debt issuance costs	254	314	135
Deferred income taxes	(3,054)	197	(2,793)
(Gain) loss on disposal of property and equipment	(8)	(250)	18
Changes in operating assets and liabilities:
Accounts receivable, net	(2,441)	2,144	(1,602)
Merchandise inventories, net	(6,072)	(10,061)	(23,306)
Prepaid expenses and other assets	(2,078)	(432)	2,008
Accounts payable	12,853	(19,789)	10,070
Accrued expenses and other long-term liabilities	4,618	(3,946)	4,748

Net cash provided by operating activities	39,604	2,218	29,867

Cash flows from investing activities:
Purchases of property and equipment	(12,901)	(12,990)	(15,628)
Proceeds from solar energy rebate	250	500	—
Proceeds from disposal of property and equipment	1	502	4

Net cash used in investing activities	(12,650)	(11,988)	(15,624)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	211,824	225,597	109,919
Principal payments under revolving credit facility	(227,839)	(210,434)	(61,606)
Net principal payments under previous revolving credit facility	—	—	(54,955)
Changes in book overdraft	2,172	3,681	(991)
Debt issuance costs	—	(304)	(1,305)
Principal payments under capital lease obligations	(1,815)	(2,102)	(2,065)
Proceeds from exercise of share option awards	1,491	316	757
Excess tax benefit related to share-based awards	222	90	327
Purchases of treasury stock	(3,518)	(981)	—
Tax withholding payments for share-based compensation	(282)	(283)	(143)
Dividends paid	(6,474)	(6,530)	(4,326)

Net cash (used in) provided by financing activities	(24,219)	9,050	(14,388)

Net increase (decrease) in cash and cash equivalents	2,735	(720)	(145)
Cash and cash equivalents at beginning of year	4,900	5,620	5,765

Cash and cash equivalents at end of year	$7,635	$4,900	$5,620

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,632	$3,551	$1,381

Property and equipment purchases accrued	$2,094	$776	$1,470

Solar energy rebate receivable	$—	$250	$—

Supplemental disclosures of cash flow information:
Interest paid	$2,001	$2,182	$1,882

Income taxes paid	$9,767	$4,658	$15,384

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of December 30, 2012 and January 1, 2012 and for the years ended December 30, 2012 (“fiscal 2012”), January 1, 2012 (“fiscal 2011”) and January 2, 2011 (“fiscal 2010”), represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its wholly owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly owned subsidiary, Big 5 Services Corp. The Company operates as one reportable segment, as a sporting goods retailer under the “Big 5 Sporting Goods” name. The Company carries a full-line product offering, operating 414 stores at December 30, 2012 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado, Oklahoma and Wyoming.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2012, 2011 and 2010 each included 52 weeks.

Recently Issued Accounting Updates

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other. ASU No. 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Additionally, an entity has the option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 in fiscal 2012 did not have a material impact on the Company’s consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage and offer essentially the same general product mix. The Company’s core customer demographic remains similar chainwide, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix chainwide from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by Accounting Standards Codification (“ASC”) 280, Segment Reporting.

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2012	2011	2010
	(In thousands)
Hard goods	$514,942	$491,493	$491,106
Athletic and sport apparel	152,648	145,209	143,994
Athletic and sport footwear	271,596	262,558	259,889
Other sales	1,304	2,874	1,824

Net sales	$940,490	$902,134	$896,813

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2012). The Company recognized approximately $0.4 million, $0.4 million and $0.4 million in gift card breakage revenue for fiscal 2012, 2011 and 2010, respectively.

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

Advertising Costs

Advertising costs are expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $45.9 million, $47.6 million and $44.9 million for fiscal 2012, 2011 and 2010, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising cost eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $6.2 million, $6.2 million and $6.9 million for fiscal 2012, 2011 and 2010, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation — Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 15 to the consolidated financial statements for a further discussion on share-based compensation.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Accounts Receivable

Accounts receivable consist primarily of third party purchasing card receivables, amounts due from inventory vendors for returned products or co-operative advertising, amounts due from lessors for tenant improvement allowances and insurance recovery receivables. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain vendor allowances and cash discounts, in-bound freight-related costs and allocated overhead costs associated with the Company’s distribution center.

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

Prepaid Expenses

Prepaid expenses include the prepayment of various operating costs such as insurance, rent, property taxes, software maintenance and supplies, which are expensed when the operating cost is realized. Prepaid expenses also include the purchase of seasonal fish and game licenses from certain state and federal governmental agencies. The Company has a right to return these licenses if they are unsold. The prepaid expenses associated with seasonal fish and game licenses totaled $0.4 million and $0.5 million as of December 30, 2012 and January 1, 2012, respectively.

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

The Company performed an annual impairment test as of the end of fiscal 2012, 2011 and 2010, and determined that goodwill was not impaired.

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires investments of approximately $0.4 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

The Company determines the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin, operating expense and advertising expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins, operating expense and advertising expense in relation to the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

In fiscal 2012 and 2011, the Company recognized pre-tax non-cash impairment charges of $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense for fiscal 2012 and 2011 in the consolidated statements of operations. No long-lived asset impairment charges were incurred during fiscal 2010.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement costs incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.7 million and $0.6 million as of December 30, 2012 and January 1, 2012, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $10.4 million and $8.2 million as of December 30, 2012 and January 1, 2012, respectively, of which $4.0 million and $3.5 million were recorded as a component of accrued expenses as of December 30, 2012 and January 1, 2012, respectively, and $6.4 million and $4.7 million were recorded as a component of other long-term liabilities as of December 30, 2012 and January 1, 2012, respectively, in the accompanying consolidated balance sheets.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 30, 2012 and January 1, 2012, the Company had no accrued interest or penalties.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company purchases merchandise from approximately 800 suppliers, and the Company’s 20 largest suppliers accounted for 37.9% of total purchases in fiscal 2012. One vendor represented greater than 5% of total purchases, at 9.0%, in fiscal 2012. A significant portion of the Company’s inventory is manufactured abroad in countries such as China, Taiwan and South Korea. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 30, 2012	January 1, 2012
	(In thousands)
Furniture and equipment	$129,904	$128,861
Leasehold improvements	120,023	111,959

	249,927	240,820
Accumulated depreciation and amortization	(178,551)	(166,227)

	71,376	74,593
Assets not placed into service	713	776

Property and equipment, net	$72,089	$75,369

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $10.1 million, $9.8 million and $9.8 million for fiscal 2012, 2011 and 2010, respectively. Amortization expense for leasehold improvements was $8.8 million, $8.8 million and $8.8 million for fiscal 2012, 2011 and 2010, respectively. The gross cost of equipment under capital leases, included above, was $10.1 million and $10.1 million as of December 30, 2012 and January 1, 2012, respectively. The accumulated amortization related to these capital leases was $4.5 million and $3.9 million as of December 30, 2012 and January 1, 2012, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 2012 and 2011, the Company recognized pre-tax non-cash impairment charges of $0.2 million and $2.1 million, respectively, related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross margin, operating expense and advertising expense. If economic conditions in the markets in which the Company conducts business remain weak or further deteriorate, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for fiscal 2012 and 2011 in the consolidated statements of operations. No impairment charges were recognized in fiscal 2010.

(5)	Store Closing Costs

The Company closed four underperforming stores in fiscal 2012, which will not be relocated. The store closing costs primarily consist of remaining lease rental payments related to non-cancelable leases that expire in fiscal 2014. The following table summarizes the activity of the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at January 1, 2012	$—	$—	$—	$—
Store closing costs	19	1,094	137	1,250
Payments	(19)	(276)	(137)	(432)

Balance at December 30, 2012	$—	$818	$—	$818

The Company recorded $1.2 million of expense related to the closure of these underperforming stores in fiscal 2012. This expense is reflected as part of selling and administrative expense in the accompanying consolidated statement of operations.

The current portion of accrued store closing costs is recorded in accrued expenses and the noncurrent portion is recorded in other long-term liabilities in the accompanying consolidated balance sheet.

(6)	Fair Value Measurements

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

During fiscal 2012, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment. As discussed in Note 4 to the consolidated financial statements, the Company estimated the fair

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3, in accordance with ASC 820, Fair Value Measurement. After the impairment charges, the carrying values of the remaining assets of these stores were not material.

(7)	Accrued Expenses

The major components of accrued expenses are as follows:

	December 30, 2012	January 1, 2012
	(In thousands)
Payroll and related expense	$21,383	$19,691
Sales tax	10,214	9,235
Occupancy costs	9,647	8,722
Advertising	6,036	7,685
Other	20,273	17,214

Accrued expenses	$67,553	$62,547

(8)	Lease Commitments

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

Rent expense for operating leases consisted of the following:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Rent expense	$60,181	$57,456	$55,732
Contingent rent	1,074	1,100	1,423

Total rent expense	$61,255	$58,556	$57,155

Rent expense includes sublease rent income of $0.3 million, $0.3 million and $0.3 million for fiscal 2012, 2011 and 2010, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of December 30, 2012 are as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2013	$1,874	$67,097	$68,971
2014	1,520	60,001	61,521
2015	847	48,689	49,536
2016	406	35,251	35,657
2017	176	26,005	26,181
Thereafter	51	62,007	62,058

Total minimum lease payments	4,874	$299,050	$303,924

Imputed interest	(299)

Present value of minimum lease payments	$4,575

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

(9)	Long-Term Debt

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 30, 2012 and January 1, 2012, the one-month LIBO rate was 0.3% and 0.4%, respectively, and the Wells Fargo Bank prime lending rate was 3.25% and 3.25%, respectively. The average interest rate on the Company’s revolving credit borrowings during fiscal 2012 and 2011 was 2.18% and 2.53%, respectively. On December 30, 2012 and January 1, 2012, the Company had borrowings outstanding bearing interest at both LIBO and the prime lending rates as follows:

	December 30, 2012	January 1, 2012
	(In thousands)
LIBO rate	$43,000	$50,000
Prime rate	4,461	13,476

Total borrowings	$47,461	$63,476

Total remaining borrowing availability, after subtracting letters of credit, was $88.2 million and $72.8 million as of December 30, 2012 and January 1, 2012, respectively.

Based on terms of the Credit Agreement, the Company has presented its cash flows related to borrowing and repayment activities under the revolving credit facility on a gross basis for fiscal 2012, 2011 and beginning October 18, 2010.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)    Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2012:
Federal	$10,119	$(2,736)	$7,383
State	1,790	(318)	1,472

	$11,909	$(3,054)	$8,855

Fiscal 2011:
Federal	$3,250	$821	$4,071
State	1,486	(624)	862

	$4,736	$197	$4,933

Fiscal 2010:
Federal	$11,747	$(2,216)	$9,531
State	2,600	(577)	2,023

	$14,347	$(2,793)	$11,554

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Tax expense at statutory rate	$8,320	$5,812	$11,240
State taxes, net of federal benefit	1,088	765	1,485
Tax credits and other	(553)	(1,644)	(1,171)

	$8,855	$4,933	$11,554

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 30, 2012	January 1, 2012
	(In thousands)
Deferred tax assets:
Deferred rent	$9,960	$10,297
Share-based compensation	3,696	3,787
Inventory	1,982	1,081
Other	11,512	10,854

Deferred tax assets	27,150	26,019
Deferred tax liabilities — basis difference in fixed assets	(2,450)	(4,373)

Net deferred tax assets	$24,700	$21,646

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2009 and after, and state and local income tax returns are open for fiscal years 2008 and after.

Effective January 2, 2013, The American Taxpayer Relief Act of 2012 was enacted, which contained provisions that retroactively reinstated the work opportunity tax credit (“WOTC”) and the 15 year cost recovery life of qualified leasehold improvements from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company expects to apply WOTC of approximately $0.3 million for amounts generated in 2012 to its fiscal 2013 first quarter tax provision, resulting in a reduction to its estimated effective tax rate for the 2013 first quarter of approximately 260 basis points, based on current estimates of the Company’s 2013 pre-tax income. The Company also expects to increase the 2012 federal depreciation deduction in its fiscal 2013 first quarter tax provision by approximately $2.8 million, which would result in a balance sheet reclassification reducing deferred tax assets and income taxes payable by approximately $1.0 million.

At December 30, 2012 and January 1, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 30, 2012 and January 1, 2012, the Company had no accrued interest or penalties.

(11)    Earnings Per Share

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands, except per share data)
Net income	$14,915	$11,673	$20,562

Weighted-average shares of common stock outstanding:
Basic	21,394	21,656	21,552
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	222	213	338

Diluted	21,616	21,869	21,890

Basic earnings per share	$0.70	$0.54	$0.95

Diluted earnings per share	$0.69	$0.53	$0.94

The computation of diluted earnings per share for fiscal 2012, 2011 and 2010 does not include share option awards in the amounts of 1,240,966, 1,043,480 and 892,499, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2011 and 2010 does not include nonvested share awards and nonvested share unit awards in the amounts of 118,312 and 183 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for fiscal 2012.

In the fourth quarter of fiscal 2011, the Company resumed its share repurchase activity under its share repurchase program, repurchasing 109,550 shares of common stock for $1.0 million in fiscal 2011 and 448,991 shares of common stock for $3.6 million in fiscal 2012. The Company did not repurchase shares of common stock during fiscal 2010. Since the inception of the Company’s initial share repurchase program in May 2006 through December 30, 2012, the Company has repurchased a total of 1,927,626 shares for $25.4 million, leaving a total of $9.6 million available for share repurchases under the current share repurchase program.

(12)    Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $1.8 million, $1.7 million and $1.9 million for fiscal 2012, 2011 and 2010, respectively.

(13)    Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from Musick, Peeler & Garrett LLP amounting to $1.0 million, $0.8 million and $0.6 million in fiscal 2012, 2011 and 2010, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $130,000 and $59,000 as of December 30, 2012 and January 1, 2012, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company, and Michael D. Miller, a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2012, 2011 and 2010, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million, $0.3 million and $0.3 million in fiscal 2012, 2011 and 2010, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $1.6 million and $1.7 million as of December 30, 2012 and January 1, 2012, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities.

(14)    Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On February 6, 2013 and February 19, 2013, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court in an effort to negotiate a settlement of this litigation. In connection therewith, the Company received from the plaintiffs an offer to settle this litigation, which the Company is currently considering. Based on the terms of the settlement offer, the Company currently believes that a settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the plaintiffs and the Company are

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

unable to negotiate a settlement, the Company intends to defend this litigation vigorously. If this litigation were to be resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(15)    Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive share option awards and non-qualified share option awards to the Company’s employees, directors and specified consultants. Share option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted share option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at December 30, 2012, no shares remained available for future grant and 843,650 share option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of any reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Amendment and Restatement of 2007 Plan

On June 14, 2011, the Company’s shareholders approved an amendment and restatement of the Company’s 2007 Equity and Performance Incentive Plan (as so amended and restated, the “Amended 2007 Plan”). The Amended 2007 Plan did not result in any modifications to any of the Company’s outstanding share-based payment awards. Generally, the amendment and restatement made the following revisions to the 2007 Plan that had been adopted as of April 24, 2007:

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

In fiscal 2012, the Company granted 145,100 nonvested share awards, 12,000 nonvested share unit awards and 15,000 share option awards to certain employees, as defined by ASC 718, Compensation — Stock Compensation, under the Amended 2007 Plan. At December 30, 2012, 1,407,315 shares remained available for future grant and 656,600 share option awards, 331,625 nonvested share awards and 18,750 nonvested share unit awards remained outstanding under the Amended 2007 Plan.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2012, 2011 and 2010 was $1.7 million, $1.8 million and $1.7 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2012, 2011 and 2010, respectively, and compensation expense recognized in selling and administrative expense was $1.6 million, $1.7 million and $1.6 million in fiscal 2012, 2011 and 2010, respectively. The recognized tax benefit related to compensation expense for fiscal 2012, 2011 and 2010 was $0.6 million, $0.5 million and $0.6 million, respectively. Net income for fiscal 2012, 2011 and 2010 was reduced by $1.1 million, $1.3 million and $1.1 million, respectively, or $0.05, $0.06 and $0.05 per basic and diluted share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Risk-free interest rate	1.2%	2.0%	2.4%
Expected term	7.70 years	7.30 years	6.50 years
Expected volatility	53.0%	51.0%	55.2%
Expected dividend yield	4.7%	3.8%	1.5%

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

The weighted-average grant-date fair value of share option awards granted for fiscal 2012, 2011 and 2010 was $2.12 per share, $2.84 per share and $6.26 per share, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,746,278	$14.25
Granted	15,000	6.33
Exercised	(200,680)	7.42
Forfeited or Expired	(60,348)	15.23

Outstanding at December 30, 2012	1,500,250	$15.05	3.98	$3,875,372

Exercisable at December 30, 2012	1,323,887	$16.26	3.58	$2,699,808

Vested and Expected to Vest at December 30, 2012	1,499,184	$15.05	3.97	$3,869,553

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $12.57 as of December 30, 2012, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2012, 2011 and 2010 was approximately $1.0 million, $0.2 million and $0.9 million, respectively. The total cash received from employees as a result of employee share option award exercises for fiscal 2012, 2011 and 2010 was approximately $1.5 million, $0.3 million and $0.8 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in fiscal 2012, 2011 and 2010 totaled $0.4 million, $0.1 million and $0.3 million, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of December 30, 2012, there was $0.2 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during fiscal 2012, 2011 and 2010 was $0.8 million, $0.8 million and $0.5 million, respectively.

The following table details the Company’s nonvested share awards activity for fiscal 2012:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2012	304,700	$13.03
Granted	145,100	7.79
Vested	(107,675)	12.34
Forfeited	(10,500)	11.54

Balance at December 30, 2012	331,625	$11.01

The following table details the Company’s nonvested share unit awards activity for fiscal 2012:

	Units	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2012	9,000	$8.26
Granted	12,000	6.33
Vested	(2,250)	8.26
Forfeited	—	—

Balance at December 30, 2012	18,750	$7.02

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above. The weighted-average grant-date fair value of nonvested share awards granted in fiscal 2012, 2011 and 2010 was $7.79, $11.84 and $15.52, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in fiscal 2012 and 2011 was $6.33 and $8.26, respectively. No nonvested share unit awards were granted in fiscal 2010.

As of December 30, 2012, there was $2.5 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years and 3.1 years for nonvested share awards and nonvested share unit awards, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2012, the Company withheld 36,011 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

(16)    Selected Quarterly Financial Data (unaudited)

Fiscal 2012

	First Quarter	Second Quarter(1)(2)	Third Quarter(2)	Fourth Quarter(2)
	(In thousands, except per share data)
Net sales	$218,496	$226,612	$251,774	$243,608
Gross profit	$67,428	$73,076	$83,873	$78,392
Net income	$156	$2,558	$8,169	$4,032
Basic earnings per share	$0.01	$0.12	$0.38	$0.19
Diluted earnings per share	$0.01	$0.12	$0.38	$0.19

Fiscal 2011

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(1)
	(In thousands, except per share data)
Net sales	$221,143	$219,588	$234,680	$226,723
Gross profit	$72,183	$71,742	$76,989	$70,689
Net income (loss)	$2,760	$3,105	$5,817	$(9)
Basic earnings per share	$0.13	$0.14	$0.27	$—
Diluted earnings per share	$0.13	$0.14	$0.27	$—

(1)

The Company recorded a pre-tax non-cash impairment charge in the second quarter of fiscal 2012 of $0.2 million related to certain underperforming stores. This impairment charge was included in selling and administrative expense, and reduced net income in the second quarter of fiscal 2012 by $0.1 million, or $0.01 per diluted share. The Company also recorded pre-tax non-cash impairment charges in the second quarter and fourth quarter of fiscal 2011 of $0.6 million and $1.5 million, respectively, related to certain underperforming stores. These impairment charges were included in selling and administrative expense, and reduced net income in the second quarter of fiscal 2011 by $0.4 million, or $0.02 per diluted share, and the fourth quarter of fiscal 2011 by $1.1 million, or $0.05 per diluted share.

(2)

The Company recorded pre-tax charges related to store closing costs in the second, third and fourth quarters of fiscal 2012 of $0.7 million, $0.4 million and $0.1 million, respectively. These charges were included in selling and administrative expense, and reduced net income in the second, third and fourth quarters of fiscal 2012 by $0.5 million, $0.3 million and $48,000, respectively, or $0.02, $0.01 and $0.00 per diluted share, respectively.

(17)    Subsequent Event

In the first quarter of fiscal 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 22, 2013 to stockholders of record as of March 8, 2013.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
December 30, 2012
Allowance for doubtful receivables	$142	$(35	)(1)	$(8)	$99
Allowance for sales returns	1,418	57		—	1,475
Inventory reserves	5,109	5,983		(5,941)	5,151
January 1, 2012
Allowance for doubtful receivables	$201	$(24	)(2)	$(35)	$142
Allowance for sales returns	1,488	(70)		—	1,418
Inventory reserves	4,607	6,047		(5,545)	5,109
January 2, 2011
Allowance for doubtful receivables	$223	$22		$(44)	$201
Allowance for sales returns	1,395	93		—	1,488
Inventory reserves	4,645	5,547		(5,585)	4,607

(1)	In fiscal 2012, “Charged to Costs and Expenses” for allowance for doubtful receivables reflects the reversal of a prior provision of $50,000.

(2)	In fiscal 2011, “Charged to Costs and Expenses” for allowance for doubtful receivables reflects the reversal of a prior provision of $50,000.

II

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen of Common Stock Certificate.(2)
10.1	2002 Stock Incentive Plan.(3)
10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(3)
10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation.(13)
10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(1)
10.5	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(1)
10.6	Form of Indemnification Agreement.(1)
10.7	Form of Indemnification Letter Agreement.(2)
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
10.10

Guaranty, dated as of October 18, 2010, by Big 5 Sporting Goods Corporation in favor of Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders described therein.(5)

10.11

First Amendment to Credit Agreement, dated October 31, 2011 among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swingline Lender, Bank of America, N.A., as Documentation Agent, and the Lenders, party thereto.(6)

10.12	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(7)
10.13	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan.(8)
10.14	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan.(8)
10.15	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp.(9)
10.16	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp.(10)
10.17	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 26, 2011).(14)
10.18	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan.(11)
10.19	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan.(12)
10.20

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan.(14)

E-1

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

10.21	Independent Contractor Services Agreement, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp.(15)
10.22	General Release of Claims, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp.(15)
14.1	Code of Business Conduct and Ethics.(4)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(8)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(16)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(16)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(16)
32.1	Section 1350 Certification of Chief Executive Officer.(16)
32.2	Section 1350 Certification of Chief Financial Officer.(16)
101.INS	XBRL Instance Document.(16)
101.SCH	XBRL Taxonomy Extension Schema Document.(16)
101.CAL	XBRL Taxonomy Calculation Linkbase Document.(16)
101.DEF	XBRL Taxonomy Definition Linkbase Document.(16)
101.LAB	XBRL Taxonomy Label Linkbase Document.(16)
101.PRE	XBRL Taxonomy Presentation Linkbase Document.(16)

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

E-2

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

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

E-3