Form 10-Q
period 2013-03-31
BIG 5 SPORTING GOODS CORP
filed 2013-05-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 21,784,735 shares of common stock, with a par value of $0.01 per share outstanding as of April 23, 2013.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,357	$7,635
Accounts receivable, net of allowances of $113 and $99, respectively	10,554	15,297
Merchandise inventories, net	271,871	270,350
Prepaid expenses	8,736	8,784
Deferred income taxes	10,114	9,905

Total current assets	306,632	311,971

Property and equipment, net	70,048	72,089
Deferred income taxes	13,948	14,795
Other assets, net of accumulated amortization of $700 and $637, respectively	3,321	3,372
Goodwill	4,433	4,433

Total assets	$398,382	$406,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,634	$92,688
Accrued expenses	57,665	67,553
Current portion of capital lease obligations	1,831	1,720

Total current liabilities	164,130	161,961

Deferred rent, less current portion	20,736	21,386
Capital lease obligations, less current portion	2,556	2,855
Long-term debt	31,947	47,461
Other long-term liabilities	8,609	8,577

Total liabilities	227,978	242,240

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 23,934,367 and 23,783,084 shares, respectively; outstanding 21,892,531 and 21,741,248 shares, respectively	240	238
Additional paid-in capital	103,305	102,658
Retained earnings	92,799	87,464
Less: Treasury stock, at cost; 2,041,836 shares	(25,940)	(25,940)

Total stockholders’ equity	170,404	164,420

Total liabilities and stockholders’ equity	$398,382	$406,660

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Net sales	$246,266	$218,496
Cost of sales	165,791	151,068

Gross profit	80,475	67,428
Selling and administrative expense	67,928	66,585

Operating income	12,547	843
Interest expense	453	600

Income before income taxes	12,094	243
Income taxes	4,580	87

Net income	$7,514	$156

Earnings per share:
Basic	$0.35	$0.01

Diluted	$0.34	$0.01

Dividends per share	$0.10	$0.075

Weighted-average shares of common stock outstanding:
Basic	21,453	21,489

Diluted	21,822	21,654

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance at January 1, 2012	21,890,970	$235	$99,665	$79,037	$(22,347)	$156,590
Net income	—	—	—	156	—	156
Dividends on common stock ($0.075 per share)	—	—	—	(1,615)	—	(1,615)
Issuance of nonvested share awards	142,100	1	(1)	—	—	—
Exercise of share option awards	3,775	—	18	—	—	18
Share-based compensation	—	—	485	—	—	485
Tax deficiency from share-based awards activity	—	—	(172)	—	—	(172)
Forfeiture of nonvested share awards	(1,225)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(36,011)	—	(282)	—	—	(282)
Purchases of treasury stock	(172,471)	—	—	—	(1,417)	(1,417)

Balance at April 1, 2012	21,827,138	$236	$99,713	$77,578	$(23,764)	$153,763

Balance at December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420
Net income	—	—	—	7,514	—	7,514
Dividends on common stock ($0.10 per share)	—	—	—	(2,179)	—	(2,179)
Issuance of nonvested share awards	121,020	1	(1)	—	—	—
Exercise of share option awards	72,975	1	543	—	—	544
Share-based compensation	—	—	449	—	—	449
Tax benefit from share-based awards activity	—	—	297	—	—	297
Forfeiture of nonvested share awards	(900)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance at March 31, 2013	21,892,531	$240	$103,305	$92,799	$(25,940)	$170,404

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income	$7,514	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,812	4,665
Share-based compensation	449	485
Excess tax benefit related to share-based awards	(287)	(2)
Amortization of debt issuance costs	63	63
Deferred income taxes	638	(88)
Gain on disposal of property and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	4,743	575
Merchandise inventories, net	(1,521)	(3,243)
Prepaid expenses and other assets	36	(6)
Accounts payable	16,392	17,705
Accrued expenses and other long-term liabilities	(9,056)	(8,921)

Net cash provided by operating activities	23,783	11,387

Cash flows from investing activities:
Purchases of property and equipment	(3,219)	(1,602)

Net cash used in investing activities	(3,219)	(1,602)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	48,976	48,943
Principal payments under revolving credit facility	(64,490)	(52,222)
Changes in book overdraft	(4,802)	(2,094)
Principal payments under capital lease obligations	(431)	(472)
Proceeds from exercise of share option awards	544	18
Excess tax benefit related to share-based awards	287	2
Payments for share repurchases	(75)	(1,347)
Tax withholding payments for share-based compensation	(641)	(282)
Dividends paid	(2,210)	(1,668)

Net cash used in financing activities	(22,842)	(9,122)

Net (decrease) increase in cash and cash equivalents	(2,278)	663
Cash and cash equivalents at beginning of period	7,635	4,900

Cash and cash equivalents at end of period	$5,357	$5,563

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$263	$419

Property and equipment purchases accrued	$1,242	$966

Supplemental disclosures of cash flow information:
Interest paid	$405	$480

Income taxes paid	$3,618	$129

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 414 stores in 12 states at March 31, 2013. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2013 is comprised of 52 weeks and ends on December 29, 2013. Fiscal year 2012 was comprised of 52 weeks and ended on December 30, 2012. The fiscal interim periods in fiscal 2013 and 2012 are each comprised of 13 weeks.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

The Company does not expect that any recently issued accounting updates will have a material impact on its Interim Financial Statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2013). The Company recognized approximately $104,000 and $103,000 in gift card breakage revenue for the first quarter of fiscal 2013 and 2012, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 10 to the Interim Financial Statements for a further discussion on share-based compensation.

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

The Company determines the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and take into consideration, among other factors, the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

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

(3) Store Closing Costs

The Company closed four underperforming stores in fiscal 2012, which were not relocated. The store closing costs primarily consist of remaining lease rental payments related to non-cancelable leases that expire in fiscal 2014. The following table summarizes the activity of the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at December 30, 2012	$—	$818	$—	$818
Store closing costs	—	2	18	20
Payments	—	(166)	(11)	(177)

Balance at March 31, 2013	$—	$654	$7	$661

The Company recorded $20,000 of expense related to the closure of these underperforming stores in the first quarter of fiscal 2013, and has incurred $1.2 million of expense to date since initially recording such store closing costs in the second quarter of fiscal 2012. This expense is

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

reflected as part of selling and administrative expense in the accompanying interim unaudited condensed consolidated statement of operations. There were no closures of underperforming stores in the first quarter of fiscal 2013.

The current portion of accrued store closing costs is recorded in accrued expenses and the noncurrent portion is recorded in other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheet.

(4) Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The carrying values of certain stores’ assets subject to long-lived asset impairment are measured at fair value subsequent to their initial recognition. After impairment charges, the carrying values of the remaining assets of these stores were not material.

(5) Accrued Expenses

The major components of accrued expenses are as follows:

	March 31, 2013	December 30, 2012
	(In thousands)
Payroll and related expense	$20,420	$21,383
Occupancy costs	9,201	9,647
Sales tax	8,227	10,214
Advertising	4,112	6,036
Other	15,705	20,273

Accrued expenses	$57,665	$67,553

(6) Long-Term Debt

On October 18, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is October 31, 2016.

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

The Company may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The “Borrowing Base” generally is comprised of the sum, at the time of calculation of (a) 90.00% of eligible credit card accounts receivable; plus (b)(i) during the period of September 15 through December 15 of each year, the cost of eligible inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory), and (ii) at all other times, the cost of eligible inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million; minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

Generally, the Company may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, the applicable interest rate on the Company’s borrowings will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%); (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%); or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans is as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

The Credit Agreement provides for a commitment fee of 0.375% per annum to be assessed on the unused portion of the Credit Facility.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Obligations under the Credit Facility are secured by a general lien and perfected security interest in substantially all of the Company’s assets. The Credit Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limit the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. The Company may declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. The Credit Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the Credit Facility, failure to pay any interest or other amounts under the Credit Facility for five days after becoming due, failure to comply with certain agreements or covenants contained in the Credit Agreement, failure to satisfy certain judgments against the Company, failure to pay when due (or any other default which does or may lead to the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

The Company had long-term revolving credit borrowings of $31.9 million and letter of credit commitments of $4.0 million at March 31, 2013, compared with long-term revolving credit borrowings of $47.5 million and letter of credit commitments of $4.3 million at December 30, 2012. Total remaining borrowing availability, after subtracting letters of credit, was $104.1 million and $88.2 million as of March 31, 2013 and December 30, 2012, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of March 31, 2013 and December 30, 2012, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2009 and after, and state and local income tax returns are open for fiscal years 2008 and after.

Effective January 2, 2013, The American Taxpayer Relief Act of 2012 was enacted, which contained provisions that retroactively reinstated the work opportunity tax credit (“WOTC”) and the 15 year cost recovery life of qualified leasehold improvements from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company applied WOTC of approximately $0.3 million to its fiscal 2013 first quarter tax provision for amounts generated in 2012, resulting in a reduction to its estimated effective tax rate for the 2013 first quarter of approximately 137 basis points. The Company also increased the 2012 federal depreciation deduction in its fiscal 2013 first quarter tax provision by approximately $2.8 million, which resulted in a balance sheet reclassification reducing deferred tax assets and income taxes payable by approximately $1.1 million.

At March 31, 2013 and December 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At March 31, 2013 and December 30, 2012, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 31, 2013	April 1, 2012
	(In thousands, except per share amounts)
Net income	$7,514	$156

Weighted-average shares of common stock outstanding:
Basic	21,453	21,489
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	369	165

Diluted	21,822	21,654

Basic earnings per share	$0.35	$0.01

Diluted earnings per share	$0.34	$0.01

The computation of diluted earnings per share for the first quarter of fiscal 2013 and 2012 does not include share option awards in the amounts of 813,521 and 1,280,690, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the first quarter of fiscal 2013 does not include nonvested share awards and nonvested share unit awards in the amounts of 23,938 that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for the first quarter of fiscal 2012.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9) Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On February 6, 2013, February 19, 2013 and April 2, 2013, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court in an effort to negotiate a settlement of this litigation. In connection therewith, the Company received from the plaintiffs an offer to settle this litigation, which the Company is currently considering. Based on the terms of the settlement offer, the Company currently believes that a settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the plaintiffs and the Company are unable to negotiate a settlement, the Company intends to defend this litigation vigorously. If this litigation were to be resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

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

(10) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.4 million and $0.5 million in share-based compensation expense for the first quarter of fiscal 2013 and 2012, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 13 weeks ended March 31, 2013, the Company granted 2,500 share option awards. The weighted-average grant-date fair value per option for share option awards granted in the 13 weeks ended March 31, 2013 was $7.33. The Company granted no share option awards in the first quarter of fiscal 2012.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Risk-free interest rate	1.2%	—
Expected term	6.9 years	—
Expected volatility	57.0%	—
Expected dividend yield	2.6%	—

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

As of March 31, 2013, there was $0.1 million of total unrecognized compensation cost related to nonvested share option awards granted. That cost is expected to be recognized over a weighted-average period of 2.4 years.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2013 and 2012 was $1.6 million and $0.8 million, respectively.

The Company granted 121,020 and 142,100 nonvested share awards in the first quarter of fiscal 2013 and 2012, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2013 and 2012 was $15.32 and $7.82, respectively. In the first quarter of fiscal 2013 and 2012, the Company granted no nonvested share unit awards.

The following table details the Company’s nonvested share awards activity for the 13 weeks ended March 31, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 30, 2012	331,625	$11.01
Granted	121,020	15.32
Vested	(106,325)	11.91
Forfeited	(900)	10.94

Balance at March 31, 2013	345,420	$12.24

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2013, the Company withheld 41,812 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

As of March 31, 2013, there was $3.9 million and $0.1 million of total unrecognized compensation cost related to nonvested share awards and nonvested share unit awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.8 years and 2.8 years for nonvested share awards and nonvested share unit awards, respectively.

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(11) Subsequent Event

In the second quarter of fiscal 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 14, 2013 to stockholders of record as of May 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of March 31, 2013, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the 13 week periods ended March 31, 2013 and April 1, 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of December 30, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

May 1, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we”, “our”, “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Overview

We are a leading sporting goods retailer in the western United States, operating 414 stores in 12 states under the name “Big 5 Sporting Goods” at March 31, 2013. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our improved operating results for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 were mainly attributable to our higher sales levels, including an increase in same store sales of 10.5%. We believe our higher sales largely reflect favorable customer response to changes in our merchandise offering and new marketing initiatives, higher demand for firearm and ammunition products, and improved sales of winter merchandise as a result of more favorable weather this year.

•

Net sales for the first quarter of fiscal 2013 increased 12.7% to $246.3 million compared to $218.5 million for the first quarter of fiscal 2012. The increase in net sales was primarily attributable to an increase in same store sales of 10.5% as well as added sales from new stores, partially offset by a reduction in closed store sales. Net sales comparisons year over year were negatively impacted by the calendar shift of the Easter holiday, during which our stores are closed, out of the second quarter and into the first quarter of this year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Net income for the first quarter of fiscal 2013 increased to $7.5 million, or $0.34 per diluted share, compared to $0.2 million, or $0.01 per diluted share, for the first quarter of fiscal 2012. The increase in net income was driven primarily by higher net sales and higher merchandise margins resulting in higher gross profit, partially offset by increased selling and administrative expense.

•

Gross profit for the first quarter of fiscal 2013 represented 32.7% of net sales, compared with 30.9% in the same quarter of the prior year. Merchandise margins were 113 basis points higher than the same period last year, combined with reduced store occupancy and distribution costs as a percentage of net sales.

•

Selling and administrative expense for the first quarter of fiscal 2013 increased 2.0% to $67.9 million compared to $66.6 million for the first quarter of fiscal 2012, but decreased as a percentage of net sales to 27.6% for the first quarter of fiscal 2013 compared to 30.5% for the same period last year. The increase in selling and administrative expense was primarily attributable to increased labor and employee benefit-related costs and higher store-related expense as a result of new store openings.

•

Operating income for the first quarter of fiscal 2013 increased to $12.5 million, or 5.1% of net sales, compared to $0.8 million, or 0.4% of net sales, for the first quarter of fiscal 2012. The increased operating income reflects higher net sales and higher merchandise margins resulting in higher gross profit, partially offset by increased selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 31, 2013 Compared to 13 Weeks Ended April 1, 2012

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 31, 2013		April 1, 2012
	(In thousands, except percentages)
Net sales	$246,266	100.0%	$218,496	100.0%
Cost of sales (1)	165,791	67.3	151,068	69.1

Gross profit	80,475	32.7	67,428	30.9
Selling and administrative expense (2)	67,928	27.6	66,585	30.5

Operating income	12,547	5.1	843	0.4
Interest expense	453	0.2	600	0.3

Income before income taxes	12,094	4.9	243	0.1
Income taxes	4,580	1.8	87	0.0

Net income	$7,514	3.1%	$156	0.1%

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

Net Sales. Net sales increased by $27.8 million, or 12.7%, to $246.3 million in the 13 weeks ended March 31, 2013 from $218.5 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales increased by $22.6 million, or 10.5%, for the 13 weeks ended March 31, 2013, versus the comparable 13-week period in the prior year. We believe our higher same store sales largely reflected favorable customer response to changes in our merchandise offering and new marketing initiatives, higher demand for firearm and ammunition products, and improved sales of winter merchandise as a result of more favorable weather this year compared to unseasonably warm winter weather experienced in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 15 new stores since January 1, 2012, partially offset by a reduction in closed store sales.

•	We experienced increased customer transactions in our retail stores and the average sale per transaction increased in the first quarter of fiscal 2013 compared to the same period last year.

•

Net sales comparisons year over year were negatively impacted by the calendar shift of the Easter holiday, during which our stores are closed, out of the second quarter and into the first quarter of this year.

Store count at March 31, 2013 was 414 versus 407 at April 1, 2012. We opened one new store and closed one store, which was a relocation, in the 13 weeks ended March 31, 2013. We opened one new store, which was a relocation, in the 13 weeks ended April 1, 2012. For fiscal 2013, we expect to open 15 to 20 net new stores.

Gross Profit. Gross profit increased by $13.1 million, or 19.4%, to $80.5 million, or 32.7% of net sales, in the 13 weeks ended March 31, 2013 from $67.4 million, or 30.9% of net sales, in the 13 weeks ended April 1, 2012. The change in gross profit was primarily attributable to the following:

•	Net sales increased $27.8 million, or 12.7%, year over year in the first quarter of fiscal 2013.

•

Merchandise margins, which exclude buying, occupancy and distribution costs, increased 113 basis points versus the first quarter last year, when merchandise margins decreased 156 basis points versus the first quarter of fiscal 2011. The improvement in the first quarter of fiscal 2013 primarily reflected a sales mix shift to higher-margin winter product categories as a result of favorable winter weather in the first quarter of fiscal 2013 compared with the same period in fiscal 2012.

•

Store occupancy costs increased by $0.6 million year over year in the first quarter of fiscal 2013 due primarily to the increase in store count. Store occupancy costs decreased 76 basis points as a percentage of net sales.

•	Distribution costs increased $1.0 million primarily from lower costs capitalized into inventory and higher labor expense. Distribution costs decreased 7 basis points as a percentage of net sales.

Selling and Administrative Expense. Selling and administrative expense increased by $1.3 million to $67.9 million in the 13 weeks ended March 31, 2013 from $66.6 million in the same period last year. Selling and administrative expense as a percentage of net sales decreased 289 basis points to 27.6% in the 13 weeks ended March 31, 2013 from 30.5% in the same period last year. The increase in selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related costs, higher credit card fees reflecting higher net sales levels and higher operating costs to support the increase in store count, partially offset by a reduction in print advertising costs.

Interest Expense. Interest expense decreased by $0.1 million to $0.5 million in the 13 weeks ended March 31, 2013 compared to the first quarter last year. The decrease in interest expense reflected a decrease in average debt levels of $28.1 million to $41.6 million in the first quarter of fiscal 2013 from $69.7 million in the same period last year. Additionally, average interest rates declined 10 basis points, to 2.3% in the first quarter of fiscal 2013 from 2.4% in the prior year.

Income Taxes. The provision for income taxes was $4.6 million for the 13 weeks ended March 31, 2013 and $0.1 million for the 13 weeks ended April 1, 2012. Our effective tax rate was 37.9% for the first quarter of fiscal 2013 compared with 35.8% for the first quarter of fiscal 2012. The increased effective tax rate for the first quarter of fiscal 2013 compared to the same period in fiscal 2012 primarily reflected lower overall income tax credits combined with higher pre-tax income in the current year. The increased effective rate was partially offset by the retroactive reinstatement of the work opportunity tax credit (“WOTC”) for 2012, which resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of the WOTC reduced the effective tax rate by 137 basis points in the first quarter of fiscal 2013.

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

We ended the first quarter of fiscal 2013 with $5.4 million of cash and cash equivalents compared with $5.6 million at the end of the same period in fiscal 2012. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$23,783	$11,387
Investing activities	(3,219)	(1,602)
Financing activities	(22,842)	(9,122)

Net (decrease) increase in cash and cash equivalents	$(2,278)	$663

Operating Activities. Net cash provided by operating activities for the 13 weeks ended March 31, 2013 and April 1, 2012 was $23.8 million and $11.4 million, respectively. The increase in cash flow from operating activities for the 13 weeks ended March 31, 2013 compared to the same period last year primarily reflects higher net income year over year as a result of improved sales and a reduction in accounts receivable related primarily to collections of credit card receivables.

Investing Activities. Net cash used in investing activities for the 13 weeks ended March 31, 2013 and April 1, 2012 was $3.2 million and $1.6 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented all of the cash used in investing activities for both periods. The higher capital expenditures in the current year reflect an increased investment in existing store remodeling.

Financing Activities. Net cash used in financing activities for the 13 weeks ended March 31, 2013 and April 1, 2012 was $22.8 million and $9.1 million, respectively. In the first quarter of fiscal 2013 and 2012, net cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends. In the first quarter of fiscal 2012, net cash was also used to repurchase stock.

As of March 31, 2013, we had revolving credit borrowings of $31.9 million and letter of credit commitments of $4.0 million outstanding. These balances compare to revolving credit borrowings of $47.5 million and letter of credit commitments of $4.3 million outstanding as of December 30, 2012 and revolving credit borrowings of $60.2 million and letter of credit commitments of $3.6 million outstanding as of April 1, 2012. The decrease in revolving credit borrowings at the end of the first quarter of fiscal 2013 compared to the same period last year primarily reflects our ability to pay down debt using cash flow generated from operating activities.

Quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share, were paid in fiscal 2012. In the first quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share, which was paid on March 22, 2013. In the second quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 14, 2013 to stockholders of record as of May 31, 2013.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock and alternative cash requirements. In the first quarter of fiscal 2013 we did not repurchase any shares of our common stock. Since the inception of our initial share repurchase program in May 2006 through March 31, 2013, we have repurchased a total of 1,927,626 shares for $25.4 million, leaving a total of $9.6 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is October 31, 2016.

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

We may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The “Borrowing Base” generally is comprised of the sum, at the time of calculation of (a) 90.00% of our eligible credit card accounts receivable; plus (b)(i) during the period of September 15 through December 15 of each year, the cost of our eligible inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory), and (ii) at all other times, the cost of our eligible inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of our eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of our eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million; minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, the applicable interest rate is a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%); (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%); or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans is as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

As of March 31, 2013 and December 30, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $104.1 million and $88.2 million, respectively.

The Credit Agreement provides for a commitment fee of 0.375% per annum to be assessed on the unused portion of the Credit Facility.

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

Future Capital Requirements. We had cash on hand of $5.4 million as of March 31, 2013. We expect capital expenditures for fiscal 2013, excluding non-cash acquisitions, to range from approximately $18.0 million to $22.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2013, we expect to open approximately 15 to 20 net new stores.

Quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share, were paid in fiscal 2012. In the first quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share, which was paid on March 22, 2013. In the second quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 14, 2013 to stockholders of record as of May 31, 2013.

As of March 31, 2013, a total of $9.6 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office locations. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Issued and outstanding letters of credit were $4.0 million at March 31, 2013, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, is a discussion of our future obligations and commitments as of December 30, 2012. In the first quarter of fiscal 2013, our revolving credit borrowings decreased by $15.6 million from the end of fiscal 2012. We entered into new operating lease agreements in relation to our business operations during the first quarter of fiscal 2013. We do not believe that these operating leases or the decrease in our revolving credit borrowings would materially impact our contractual obligations or commitments presented as of December 30, 2012.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the first quarter of fiscal 2013.

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

In fiscal 2012, we experienced minor inflation in the purchase cost, including transportation cost, of certain products. We continue to evolve our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at March 31, 2013, our interest expense would change approximately $0.3 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at March 31, 2013.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. We are evolving our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. All of our stores are located in the United States, and all imported merchandise is purchased in U.S. dollars. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; costs; restitution of property; disgorgement of profits; and injunctive relief. On February 6, 2013, February 19, 2013 and April 2, 2013, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court in an effort to negotiate a settlement of this litigation. In connection therewith, the Company received from the plaintiffs an offer to settle this litigation, which the Company is currently considering. Based on the terms of the settlement offer, the Company currently believes that a settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the plaintiffs and the Company are unable to negotiate a settlement, the Company intends to defend this litigation vigorously. If this litigation were to be resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) related notes to these unaudited condensed consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 1, 2013	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 1, 2013	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)