Form 10-Q
period 2013-06-30
BIG 5 SPORTING GOODS CORP
filed 2013-07-31
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 22,259,776 shares of common stock, with a par value of $0.01 per share outstanding as of July 24, 2013.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,903	$7,635
Accounts receivable, net of allowances of $145 and $99, respectively	14,305	15,297
Merchandise inventories, net	293,582	270,350
Prepaid expenses	10,572	8,784
Deferred income taxes	10,481	9,905

Total current assets	334,843	311,971

Property and equipment, net	69,664	72,089
Deferred income taxes	14,164	14,795
Other assets, net of accumulated amortization of $764 and $637, respectively	3,252	3,372
Goodwill	4,433	4,433

Total assets	$426,356	$406,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,309	$92,688
Accrued expenses	56,097	67,553
Current portion of capital lease obligations	1,796	1,720

Total current liabilities	171,202	161,961

Deferred rent, less current portion	20,326	21,386
Capital lease obligations, less current portion	2,265	2,855
Long-term debt	44,873	47,461
Other long-term liabilities	9,182	8,577

Total liabilities	247,848	242,240

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,243,112 and 23,783,084 shares, respectively; outstanding 22,201,276 and 21,741,248 shares, respectively	243	238
Additional paid-in capital	107,519	102,658
Retained earnings	96,686	87,464
Less: Treasury stock, at cost; 2,041,836 shares	(25,940)	(25,940)

Total stockholders’ equity	178,508	164,420

Total liabilities and stockholders’ equity	$426,356	$406,660

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$239,899	$226,612	$486,165	$445,108
Cost of sales	160,226	153,536	326,017	304,604

Gross profit	79,673	73,076	160,148	140,504
Selling and administrative expense	69,180	68,591	137,108	135,176

Operating income	10,493	4,485	23,040	5,328
Interest expense	418	576	871	1,176

Income before income taxes	10,075	3,909	22,169	4,152
Income taxes	3,971	1,351	8,551	1,438

Net income	$6,104	$2,558	$13,618	$2,714

Earnings per share:
Basic	$0.28	$0.12	$0.63	$0.13

Diluted	$0.28	$0.12	$0.62	$0.13

Dividends per share	$0.10	$0.075	$0.20	$0.15

Weighted-average shares of common stock outstanding:
Basic	21,714	21,424	21,583	21,457

Diluted	22,005	21,539	21,936	21,610

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance at January 1, 2012	21,890,970	$235	$99,665	$79,037	$(22,347)	$156,590
Net income	—	—	—	2,714	—	2,714
Dividends on common stock ($0.15 per share)	—	—	—	(3,245)	—	(3,245)
Issuance of nonvested share awards	145,100	1	(1)	—	—	—
Exercise of share option awards	7,750	—	37	—	—	37
Share-based compensation	—	—	903	—	—	903
Tax deficiency from share-based awards activity	—	—	(208)	—	—	(208)
Forfeiture of nonvested share awards	(7,125)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(36,011)	—	(282)	—	—	(282)
Purchases of treasury stock	(303,891)	—	—	—	(2,326)	(2,326)

Balance at July 1, 2012	21,696,793	$236	$100,114	$78,506	$(24,673)	$154,183

Balance at December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420
Net income	—	—	—	13,618	—	13,618
Dividends on common stock ($0.20 per share)	—	—	—	(4,396)	—	(4,396)
Issuance of nonvested share awards	127,020	1	(1)	—	—	—
Exercise of share option awards	376,020	4	3,402	—	—	3,406
Share-based compensation	—	—	928	—	—	928
Tax benefit from share-based awards activity	—	—	1,173	—	—	1,173
Forfeiture of nonvested share awards	(1,200)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance at June 30, 2013	22,201,276	$243	$107,519	$96,686	$(25,940)	$178,508

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income	$13,618	$2,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,739	9,433
Impairment of store assets	—	208
Share-based compensation	928	903
Excess tax benefit related to share-based awards	(1,369)	(3)
Amortization of debt issuance costs	127	127
Deferred income taxes	55	(1,434)
Gain on disposal of property and equipment	—	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	992	788
Merchandise inventories, net	(23,232)	(25,419)
Prepaid expenses and other assets	(1,795)	(557)
Accounts payable	22,288	29,965
Accrued expenses and other long-term liabilities	(10,943)	(10,273)

Net cash provided by operating activities	10,408	6,444

Cash flows from investing activities:
Purchases of property and equipment	(6,740)	(4,337)

Net cash used in investing activities	(6,740)	(4,337)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	117,463	108,170
Principal payments under revolving credit facility	(120,051)	(100,274)
Changes in book overdraft	(1,570)	(1,925)
Principal payments under capital lease obligations	(908)	(899)
Proceeds from exercise of share option awards	3,406	37
Excess tax benefit related to share-based awards	1,369	3
Payments for share repurchases	(75)	(2,326)
Tax withholding payments for share-based compensation	(641)	(282)
Dividends paid	(4,393)	(3,265)

Net cash used in financing activities	(5,400)	(761)

Net (decrease) increase in cash and cash equivalents	(1,732)	1,346
Cash and cash equivalents at beginning of period	7,635	4,900

Cash and cash equivalents at end of period	$5,903	$6,246

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$392	$1,192

Property and equipment purchases accrued	$2,135	$1,003

Supplemental disclosures of cash flow information:
Interest paid	$732	$1,055

Income taxes paid	$9,121	$193

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 416 stores in 12 states at June 30, 2013. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2013). The Company recognized approximately $104,000 and $209,000 in gift card breakage revenue for the 13 and 26 weeks ended June 30, 2013, respectively, compared to approximately $104,000 and $207,000 in gift card breakage revenue for the 13 and 26 weeks ended July 1, 2012, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 11 to the Interim Financial Statements for a further discussion on share-based compensation.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain vendor allowances and cash discounts, in-bound freight-related expense and allocated overhead expense associated with the Company’s distribution center.

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

The Company determines the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross profit and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and take into consideration, among other factors, the current economic environment and future expectations, competitive factors in the various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

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

(3) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. While no impairment charges were recognized in fiscal 2013, the Company recognized pre-tax non-cash impairment charges of $0.2 million related to certain underperforming stores in the second quarter of fiscal 2012. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross profit and operating expenses. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense in the second quarter of fiscal 2012 in the interim unaudited condensed consolidated statements of operations.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4) Store Closing Costs

The Company closed four underperforming stores in fiscal 2012, which were not relocated. The store closing costs primarily consist of remaining lease rental payments related to non-cancelable leases that expire in fiscal 2014. The following table summarizes the activity of the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at December 30, 2012	$—	$818	$—	$818
Store closing costs	—	(2)	19	17
Payments	—	(281)	(19)	(300)

Balance at June 30, 2013	$—	$535	$—	$535

The Company recorded $17,000 of expense related to the closure of these underperforming stores in the first half of fiscal 2013, and has incurred $1.2 million of expense to date since initially recording such store closing costs in the second quarter of fiscal 2012. This expense is reflected as part of selling and administrative expense in the accompanying interim unaudited condensed consolidated statement of operations. There were no closures of underperforming stores in the first half of fiscal 2013.

The current portion of accrued store closing costs is recorded in accrued expenses and the noncurrent portion is recorded in other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheet.

(5) Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values. The carrying values of the remaining assets of these stores are not material.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6) Accrued Expenses

The major components of accrued expenses are as follows:

	June 30, 2013	December 30, 2012
	(In thousands)
Payroll and related expense	$20,954	$21,383
Occupancy expense	8,766	9,647
Sales tax	5,929	10,214
Advertising	4,488	6,036
Other	15,960	20,273

Accrued expenses	$56,097	$67,553

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company had long-term revolving credit borrowings of $44.9 million and letter of credit commitments of $4.0 million at June 30, 2013, compared with long-term revolving credit borrowings of $47.5 million and letter of credit commitments of $4.3 million at December 30, 2012. Total remaining borrowing availability, after subtracting letters of credit, was $91.1 million and $88.2 million as of June 30, 2013 and December 30, 2012, respectively.

(8) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of June 30, 2013 and December 30, 2012, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2009 and after, and state and local income tax returns are open for fiscal years 2008 and after.

Effective January 2, 2013, The American Taxpayer Relief Act of 2012 was enacted, which contained provisions that retroactively reinstated the work opportunity tax credit (“WOTC”) and the 15 year cost recovery life of qualified leasehold improvements from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company applied WOTC of approximately $0.3 million to its fiscal 2013 first quarter tax provision for amounts generated in 2012, resulting in a reduction to its estimated effective tax rate for the 2013 first quarter of 137 basis points. The Company also increased the 2012 federal depreciation deduction in its fiscal 2013 first quarter tax provision by approximately $2.8 million, which resulted in a balance sheet reclassification reducing deferred tax assets and income taxes payable by approximately $1.1 million.

At June 30, 2013 and December 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At June 30, 2013 and December 30, 2012, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands, except per share amounts)
Net income	$6,104	$2,558	$13,618	$2,714

Weighted-average shares of common stock outstanding:
Basic	21,714	21,424	21,583	21,457
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	291	115	353	153

Diluted	22,005	21,539	21,936	21,610

Basic earnings per share	$0.28	$0.12	$0.63	$0.13

Diluted earnings per share	$0.28	$0.12	$0.62	$0.13

The computation of diluted earnings per share for the 13 weeks ended June 30, 2013, the 26 weeks ended June 30, 2013, the 13 weeks ended July 1, 2012 and the 26 weeks ended July 1, 2012 does not include share option awards in the amounts of 790,269, 801,895, 1,289,056 and 1,290,873 shares, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the 13 weeks ended June 30, 2013, the 26 weeks ended June 30, 2013 and the 13 weeks ended July 1, 2012 does not include nonvested share awards and nonvested share unit awards in the amounts of 4,945, 2,473 and 321,775 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for the 26 weeks ended July 1, 2012.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10) Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. On February 6, 2013, February 19, 2013 and April 2, 2013, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court in an effort to negotiate a settlement of this litigation. On July 15, 2013, the Company and plaintiffs engaged in mediation conducted by a third party mediator in an effort to negotiate a settlement of this litigation. In connection with the foregoing settlement efforts, the Company received from the plaintiffs an offer to settle this litigation, which the Company is currently considering. Based on the terms of the settlement offer, the Company currently believes that a settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the plaintiffs and the Company are unable to negotiate a settlement, the Company intends to defend this litigation vigorously. If this litigation were to be resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

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

(11) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $0.9 million in share-based compensation expense for the 13 weeks and 26 weeks ended June 30, 2013, respectively, compared to $0.4 million and $0.9 million in share-based compensation expense for the 13 weeks and 26 weeks ended July 1, 2012, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 26 weeks ended June 30, 2013 and July 1, 2012, the Company granted 30,500 share option awards and 15,000 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the 26 weeks ended June 30, 2013 and July 1, 2012 was $8.37 and $2.12, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2012	1,500,250	$15.05
Granted	30,500	18.12
Exercised	(376,020)	9.06
Forfeited or Expired	(39,225)	11.75

Outstanding at June 30, 2013	1,115,505	$17.27	3.44	$6,269,048

Exercisable at June 30, 2013	1,038,880	$17.66	3.04	$5,498,086

Vested and Expected to Vest at June 30, 2013	1,114,151	$17.27	3.43	$6,257,761

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $21.95 as of June 30, 2013, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for the 26 weeks ended June 30, 2013 and July 1, 2012 was approximately $3.9 million and $21,000, respectively. The total cash received from employees as a result of employee share option award exercises for the 26 weeks ended June 30, 2013 and July 1, 2012 was approximately $3.4 million and $37,000, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in the 26 weeks ended June 30, 2013 and July 1, 2012 totaled $1.5 million and $7,000, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Risk-free interest rate	1.4%	1.2%	1.4%	1.2%
Expected term	6.9 years	7.7 years	6.9 years	7.7 years
Expected volatility	57.0%	53.0%	57.0%	53.0%
Expected dividend yield	2.2%	4.7%	2.3%	4.7%

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

As of June 30, 2013, there was $0.4 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.9 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 26 weeks ended June 30, 2013 and July 1, 2012 was $1.8 million and $0.8 million, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company granted 127,020 and 145,100 nonvested share awards in the 26 weeks ended June 30, 2013 and July 1, 2012, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 26 weeks ended June 30, 2013 and July 1, 2012 was $15.56 and $7.79, respectively.

The following table details the Company’s nonvested share awards activity for the 26 weeks ended June 30, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 30, 2012	331,625	$11.01
Granted	127,020	15.56
Vested	(113,825)	11.91
Forfeited	(1,200)	11.50

Balance at June 30, 2013	343,620	$12.39

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 26 weeks ended June 30, 2013, the Company withheld 41,812 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

In the 26 weeks ended June 30, 2013 and July 1, 2012, the Company granted 12,000 and 12,000 nonvested share unit awards, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 26 weeks ended June 30, 2013 and July 1, 2012 was $20.29 and $6.33, respectively. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

As of June 30, 2013, there was $3.6 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.6 years and 3.2 years for nonvested share awards and nonvested share unit awards, respectively.

(12) Subsequent Event

In the third quarter of fiscal 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 13, 2013 to stockholders of record as of August 30, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of June 30, 2013, and the related condensed consolidated statements of operations for the 13 and 26 weeks ended June 30, 2013 and July 1, 2012, and of stockholders’ equity and cash flows for the 26 weeks ended June 30, 2013 and July 1, 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

July 31, 2013

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

Overview

We are a leading sporting goods retailer in the western United States, operating 416 stores in 12 states under the name “Big 5 Sporting Goods” at June 30, 2013. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our improved operating results for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 were mainly attributable to our higher sales levels, including an increase in same store sales of 4.4%. We believe our higher sales continue to reflect favorable customer response to changes in our merchandise offering and new marketing initiatives, as well as continued higher demand for firearm and ammunition products.

•

Net sales for the second quarter of fiscal 2013 increased 5.9% to $239.9 million compared to $226.6 million for the second quarter of fiscal 2012. The increase in net sales was primarily attributable to an increase in same store sales of 4.4% as well as added sales from new stores, partially offset by a reduction in closed store sales. Net sales comparisons year over year were favorably impacted by the calendar shift of the Easter holiday, during which our stores are closed, out of the second quarter and into the first quarter of this year. This benefit was partially offset by the impact of the calendar shift of the Fourth of July holiday further into the third quarter this year, which resulted in certain holiday-related sales moving from the second quarter to the third quarter. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Net income for the second quarter of fiscal 2013 increased to $6.1 million, or $0.28 per diluted share, compared to $2.6 million, or $0.12 per diluted share, for the second quarter of fiscal 2012. The increase in net income was driven primarily by higher net sales and higher merchandise margins resulting in higher gross profit, partially offset by increased selling and administrative expense.

•	Gross profit for the second quarter of fiscal 2013 represented 33.2% of net sales, compared with 32.2% in the same quarter of the prior year. The improvement in gross profit resulted from an increase in merchandise margins of 34 basis points compared with the same period last year, combined with reduced store occupancy and distribution expense as a percentage of net sales.

•

Selling and administrative expense for the second quarter of fiscal 2013 increased 0.9% to $69.2 million compared to $68.6 million for the second quarter of fiscal 2012, but decreased as a percentage of net sales to 28.8% for the second quarter of fiscal 2013 compared to 30.3% for the same period last year. The increase in selling and administrative expense was primarily attributable to increased employee labor and benefit-related expense and higher store-related expense as a result of new store openings.

•

Operating income for the second quarter of fiscal 2013 increased to $10.5 million, or 4.4% of net sales, compared to $4.5 million, or 1.9% of net sales, for the second quarter of fiscal 2012. The increased operating income primarily reflected higher net sales and higher merchandise margins resulting in higher gross profit, partially offset by increased selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 30, 2013 Compared to 13 Weeks Ended July 1, 2012

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 30, 2013		July 1, 2012
	(In thousands, except percentages)
Net sales	$239,899	100.0%	$226,612	100.0%
Cost of sales (1)	160,226	66.8	153,536	67.8

Gross profit	79,673	33.2	73,076	32.2
Selling and administrative expense (2)	69,180	28.8	68,591	30.3

Operating income	10,493	4.4	4,485	1.9
Interest expense	418	0.2	576	0.2

Income before income taxes	10,075	4.2	3,909	1.7
Income taxes	3,971	1.7	1,351	0.6

Net income	$6,104	2.5%	$2,558	1.1%

(1)

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center expense and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)

Selling and administrative expense includes store-related expense, other than store occupancy expense, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters and impairment charges, if any.

Net Sales. Net sales increased by $13.3 million, or 5.9%, to $239.9 million in the 13 weeks ended June 30, 2013 from $226.6 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales increased by $9.9 million, or 4.4%, for the 13 weeks ended June 30, 2013, versus the comparable 13-week period in the prior year. We believe our higher same store sales reflected favorable customer response to changes in our merchandise offering and new marketing initiatives, as well as continued higher demand for firearm and ammunition products. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 16 new stores since April 1, 2012, partially offset by a reduction in closed store sales.

•	We experienced slightly increased customer transactions in our retail stores and the average sale per transaction increased in the second quarter of fiscal 2013 compared to the same period last year.

•

Net sales comparisons year over year were favorably impacted by the calendar shift of the Easter holiday, during which our stores are closed, out of the second fiscal quarter and into the first fiscal quarter of this year. This benefit was partially offset by the impact of the calendar shift of the Fourth of July holiday further into the third quarter this year, which resulted in certain holiday-related sales moving from the second quarter to the third quarter.

Store count at June 30, 2013 was 416 versus 407 at July 1, 2012. We opened two new stores, one of which was a relocation, in the 13 weeks ended June 30, 2013. We opened three new stores, one of which was a relocation, and closed three stores, one of which was a relocation, in the 13 weeks ended July 1, 2012. For fiscal 2013, we expect to open approximately 15 net new stores.

Gross Profit. Gross profit increased by $6.6 million, or 9.0%, to $79.7 million, or 33.2% of net sales, in the 13 weeks ended June 30, 2013 from $73.1 million, or 32.2% of net sales, in the 13 weeks ended July 1, 2012. The change in gross profit was primarily attributable to the following:

•	Net sales increased $13.3 million, or 5.9%, year over year in the second quarter of fiscal 2013.

•	Merchandise margins, which exclude buying, occupancy and distribution expense, increased 34 basis points versus the second quarter last year.

•	Distribution expense decreased $0.3 million, or 34 basis points, primarily resulting from lower depreciation expense and lower trucking expense compared with the same period last year.

•

Store occupancy expense increased by $0.6 million year over year in the second quarter of fiscal 2013 due primarily to the increase in store count. Store occupancy expense decreased 22 basis points as a percentage of net sales.

Selling and Administrative Expense. Selling and administrative expense increased by $0.6 million to $69.2 million in the 13 weeks ended June 30, 2013 from $68.6 million in the same period last year. Selling and administrative expense as a percentage of net sales decreased 150 basis points to 28.8% in the 13 weeks ended June 30, 2013 from 30.3% in the same period last year. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related expense, higher credit card fees reflecting higher net sales levels and higher operating expense to support the increase in store count, partially offset by a reduction in public liability claims expense. In the second quarter of fiscal 2012, we recorded pre-tax charges of $0.7 million related to store closing costs and $0.2 million related to impairment of certain underperforming stores.

Interest Expense. Interest expense decreased by $0.2 million to $0.4 million in the 13 weeks ended June 30, 2013 compared to the second quarter last year. The decrease in interest expense reflected a decrease in average debt levels of $29.8 million to $37.7 million in the second quarter of fiscal 2013 from $67.5 million in the same period last year. Additionally, average interest rates declined 20 basis points, to 2.0% in the second quarter of fiscal 2013 from 2.2% in the prior year.

Income Taxes. The provision for income taxes was $4.0 million for the 13 weeks ended June 30, 2013 and $1.4 million for the 13 weeks ended July 1, 2012. Our effective tax rate was 39.4% for the second quarter of fiscal 2013 compared with 34.6% for the second quarter of fiscal 2012. The increased effective tax rate for the second quarter of fiscal 2013 compared to the same period in fiscal 2012 primarily reflected higher pre-tax income combined with lower overall income tax credits for the current year.

26 Weeks Ended June 30, 2013 Compared to 26 Weeks Ended July 1, 2012

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 30, 2013		July 1, 2012
	(In thousands, except percentages)
Net sales	$486,165	100.0%	$445,108	100.0%
Cost of sales (1)	326,017	67.1	304,604	68.4

Gross profit	160,148	32.9	140,504	31.6
Selling and administrative expense (2)	137,108	28.2	135,176	30.4

Operating income	23,040	4.7	5,328	1.2
Interest expense	871	0.2	1,176	0.3

Income before income taxes	22,169	4.5	4,152	0.9
Income taxes	8,551	1.7	1,438	0.3

Net income	$13,618	2.8%	$2,714	0.6%

(1)

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center expense and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)

Selling and administrative expense includes store-related expense, other than store occupancy expense, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters and impairment charges, if any.

Net Sales. Net sales increased by $41.1 million, or 9.2%, to $486.2 million in the 26 weeks ended June 30, 2013 from $445.1 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales increased by $32.5 million, or 7.4%, for the 26 weeks ended June 30, 2013, versus the comparable 26-week period in the prior year. We believe our higher same store sales reflected favorable customer response to changes in our merchandise offering and new marketing initiatives, continued higher demand for firearm and ammunition products, and improved sales of winter merchandise in this year’s first fiscal quarter as a result of more favorable weather compared to unseasonably warm winter weather experienced in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 17 new stores since January 1, 2012, partially offset by a reduction in closed store sales.

•	We experienced increased customer transactions in our retail stores and the average sale per transaction increased in the first half of fiscal 2013 compared to the same period last year.

Store count at June 30, 2013 was 416 versus 407 at July 1, 2012. We opened three new stores, one of which was a relocation, and closed one store, which was a relocation, in the 26 weeks ended June 30, 2013. We opened four new stores, two of which were relocations, and closed three stores, one of which was a relocation, in the 26 weeks ended July 1, 2012. For fiscal 2013, we expect to open approximately 15 net new stores.

Gross Profit. Gross profit increased by $19.6 million, or 14.0%, to $160.1 million, or 32.9% of net sales, in the 26 weeks ended June 30, 2013 from $140.5 million, or 31.6% of net sales, in the 26 weeks ended July 1, 2012. The change in gross profit was primarily attributable to the following:

•	Net sales increased $41.1 million, or 9.2%, year over year in the first half of fiscal 2013.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased 73 basis points versus the first half of last year, when merchandise margins decreased 71 basis points versus the first half of fiscal 2011. The improvement primarily reflected a sales mix shift to higher-margin winter product categories as a result of favorable winter weather in the first quarter of fiscal 2013 compared with the same period in fiscal 2012.

•

Store occupancy expense increased by $1.2 million year over year in the first half of fiscal 2013 due primarily to the increase in store count. Store occupancy expense decreased 49 basis points as a percentage of net sales.

•

Distribution expense increased $0.7 million primarily resulting from lower costs capitalized into inventory along with increased employee labor and benefit-related expense. Distribution expense decreased 20 basis points as a percentage of net sales.

Selling and Administrative Expense. Selling and administrative expense increased by $1.9 million to $137.1 million in the 26 weeks ended June 30, 2013 from $135.2 million in the same period last year. Selling and administrative expense as a percentage of net sales decreased 220 basis points to 28.2% in the 26 weeks ended June 30, 2013 from 30.4% in the same period last year. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related expense, higher credit card fees reflecting higher net sales levels and higher operating expense to support the increase in store count, partially offset by a reduction in advertising expense. In the second quarter of fiscal 2012, we recorded pre-tax charges of $0.7 million related to store closing costs and $0.2 million related to impairment of certain underperforming stores.

Interest Expense. Interest expense decreased by $0.3 million to $0.9 million in the 26 weeks ended June 30, 2013 compared to the same period last year. The decrease in interest expense reflected a decrease in average debt levels of $28.9 million to $39.7 million in the first half of fiscal 2013 from $68.6 million in the same period last year. Additionally, average interest rates declined 10 basis points, to 2.2% in the first half of fiscal 2013 from 2.3% in the prior year.

Income Taxes. The provision for income taxes was $8.6 million for the 26 weeks ended June 30, 2013 and $1.4 million for the 26 weeks ended July 1, 2012. Our effective tax rate was 38.6% for the first half of fiscal 2013 compared with 34.6% for the first half of fiscal 2012. The increased effective tax rate for the first half of fiscal 2013 compared to the same period in fiscal 2012 primarily reflected higher pre-tax income combined with lower overall income tax credits for the current year. The increased effective rate for the first half of fiscal 2013 was partially offset by the retroactive reinstatement of the work opportunity tax credit (“WOTC”) for 2012, which resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of the WOTC reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points.

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

We ended the first half of fiscal 2013 with $5.9 million of cash and cash equivalents compared with $6.2 million at the end of the same period in fiscal 2012. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	June 30, 2013	July 1, 2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$10,408	$6,444
Investing activities	(6,740)	(4,337)
Financing activities	(5,400)	(761)

Net (decrease) increase in cash and cash equivalents	$(1,732)	$1,346

Operating Activities. Net cash provided by operating activities for the 26 weeks ended June 30, 2013 and July 1, 2012 was $10.4 million and $6.4 million, respectively. The increase in cash flow from operating activities for the 26 weeks ended June 30, 2013 compared to the same period last year primarily reflects higher net income year over year as a result of improved sales, partially offset by increased funding of accounts payable related to inventory purchases.

Investing Activities. Net cash used in investing activities for the 26 weeks ended June 30, 2013 and July 1, 2012 was $6.7 million and $4.3 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented all of the cash used in investing activities for both periods. The higher capital expenditures in the current year reflect an increased investment in existing store remodeling.

Financing Activities. Net cash used in financing activities for the 26 weeks ended June 30, 2013 and July 1, 2012 was $5.4 million and $0.8 million, respectively. In the first half of fiscal 2013, net cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends, partially offset by proceeds received from the exercise of employee share option awards. In the first half of fiscal 2012, net cash was used primarily to pay dividends and repurchase stock, partially offset by additional borrowings under our revolving credit facility.

As of June 30, 2013, we had revolving credit borrowings of $44.9 million and letter of credit commitments of $4.0 million outstanding. These balances compare to revolving credit borrowings of $47.5 million and letter of credit commitments of $4.3 million outstanding as of December 30, 2012 and revolving credit borrowings of $71.4 million and letter of credit commitments of $4.1 million outstanding as of July 1, 2012. The decrease in revolving credit borrowings at the end of the first half of fiscal 2013 compared to the same period last year primarily reflects our ability to pay down debt using cash flow generated from operating activities.

In fiscal 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the first two quarters of fiscal 2013, we paid cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the third quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 13, 2013 to stockholders of record as of August 30, 2013.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock and alternative cash requirements. In the first half of fiscal 2013 we did not repurchase any shares of our common stock. Since the inception of our initial share repurchase program in May 2006 through June 30, 2013, we have repurchased a total of 1,927,626 shares for $25.4 million, leaving a total of $9.6 million available for share repurchases under our current share repurchase program.

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

As of June 30, 2013 and December 30, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $91.1 million and $88.2 million, respectively.

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

Future Capital Requirements. We had cash on hand of $5.9 million as of June 30, 2013. We expect capital expenditures for fiscal 2013, excluding non-cash acquisitions, to range from approximately $19.0 million to $23.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the planned development of an e-commerce platform. For fiscal 2013, we expect to open approximately 15 net new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the third quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 13, 2013 to stockholders of record as of August 30, 2013.

As of June 30, 2013, a total of $9.6 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Our material contractual obligations include capital lease obligations, borrowings under our Credit Facility, certain occupancy expense related to our leased properties and other liabilities. Capital lease obligations, which include imputed interest, consist principally of leases for some of our distribution center delivery tractors, management information systems hardware and point-of-sale equipment for our stores. Our Credit Facility debt fluctuates daily depending on operating, investing and financing cash flows. Other occupancy expense includes estimated property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, asset retirement obligations related to the removal and retirement of leasehold improvements for certain stores upon termination of their leases, and an obligation for remaining lease rental payments related to the closure of certain underperforming stores.

Issued and outstanding letters of credit were $4.0 million at June 30, 2013, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, is a discussion of our future obligations and commitments as of December 30, 2012. In the 26 weeks ended June 30, 2013, our revolving credit borrowings decreased by $2.6 million from the end of fiscal 2012. We entered into new operating lease agreements in relation to our business operations during the 26 weeks ended June 30, 2013. We do not believe that these operating leases or the decrease in our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 30, 2012.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended June 30, 2013.

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

In fiscal 2012, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. We continue to evolve our product mix to include more branded merchandise that we believe will give us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and certain related accessories, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, higher than expected costs related to the development of our new e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at June 30, 2013, our interest expense would change approximately $0.4 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. On February 6, 2013, February 19, 2013 and April 2, 2013, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court in an effort to negotiate a settlement of this litigation. On July 15, 2013, the Company and plaintiffs engaged in mediation conducted by a third party mediator in an effort to negotiate a settlement of this litigation. In connection with the foregoing settlement efforts, the Company received from the plaintiffs an offer to settle this litigation, which the Company is currently considering. Based on the terms of the settlement offer, the Company currently believes that a settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the plaintiffs and the Company are unable to negotiate a settlement, the Company intends to defend this litigation vigorously. If this litigation were to be resolved unfavorably to the Company, such litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: July 31, 2013	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 31, 2013	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)