Form 10-Q
period 2013-09-29
BIG 5 SPORTING GOODS CORP
filed 2013-10-30
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

There were 22,291,906 shares of common stock, with a par value of $0.01 per share outstanding as of October 23, 2013.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,931	$7,635
Accounts receivable, net of allowances of $135 and $99, respectively	11,398	15,297
Merchandise inventories, net	287,939	270,350
Prepaid expenses	9,052	8,784
Deferred income taxes	10,696	9,905

Total current assets	324,016	311,971

Property and equipment, net	73,111	72,089
Deferred income taxes	14,241	14,795
Other assets, net of accumulated amortization of $828 and $637, respectively	3,255	3,372
Goodwill	4,433	4,433

Total assets	$419,056	$406,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,562	$92,688
Accrued expenses	64,046	67,553
Current portion of capital lease obligations	1,714	1,720

Total current liabilities	162,322	161,961

Deferred rent, less current portion	20,768	21,386
Capital lease obligations, less current portion	1,885	2,855
Long-term debt	37,939	47,461
Other long-term liabilities	8,858	8,577

Total liabilities	231,772	242,240

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,332,942 and 23,783,084 shares, respectively; outstanding 22,291,106 and 21,741,248 shares, respectively	244	238
Additional paid-in capital	109,376	102,658
Retained earnings	103,604	87,464
Less: Treasury stock, at cost; 2,041,836 shares	(25,940)	(25,940)

Total stockholders’ equity	187,284	164,420

Total liabilities and stockholders’ equity	$419,056	$406,660

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$259,121	$251,774	$745,286	$696,882
Cost of sales	171,331	167,901	497,348	472,505

Gross profit	87,790	83,873	247,938	224,377
Selling and administrative expense	72,432	70,384	209,540	205,560

Operating income	15,358	13,489	38,398	18,817
Interest expense	395	469	1,266	1,645

Income before income taxes	14,963	13,020	37,132	17,172
Income taxes	5,825	4,851	14,376	6,289

Net income	$9,138	$8,169	$22,756	$10,883

Earnings per share:
Basic	$0.42	$0.38	$1.05	$0.51

Diluted	$0.41	$0.38	$1.03	$0.50

Dividends per share	$0.10	$0.075	$0.30	$0.225

Weighted-average shares of common stock outstanding:
Basic	21,933	21,325	21,700	21,413

Diluted	22,231	21,480	22,032	21,588

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance at January 1, 2012	21,890,970	$235	$99,665	$79,037	$(22,347)	$156,590
Net income	—	—	—	10,883	—	10,883
Dividends on common stock ($0.225 per share)	—	—	—	(4,871)	—	(4,871)
Issuance of nonvested share awards	145,100	1	(1)	—	—	—
Exercise of share option awards	20,250	—	97	—	—	97
Share-based compensation	—	—	1,317	—	—	1,317
Tax deficiency from share-based awards activity	—	—	(231)	—	—	(231)
Forfeiture of nonvested share awards	(10,050)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(36,011)	—	(282)	—	—	(282)
Purchases of treasury stock	(408,991)	—	—	—	(3,195)	(3,195)

Balance at September 30, 2012	21,601,268	$236	$100,565	$85,049	$(25,542)	$160,308

Balance at December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420
Net income	—	—	—	22,756	—	22,756
Dividends on common stock ($0.30 per share)	—	—	—	(6,616)	—	(6,616)
Issuance of nonvested share awards	127,020	1	(1)	—	—	—
Exercise of share option awards	474,345	5	4,520	—	—	4,525
Share-based compensation	—	—	1,394	—	—	1,394
Tax benefit from share-based awards activity	—	—	1,446	—	—	1,446
Forfeiture of nonvested share awards	(9,695)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance at September 29, 2013	22,291,106	$244	$109,376	$103,604	$(25,940)	$187,284

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$22,756	$10,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,890	14,135
Impairment of store assets	72	208
Share-based compensation	1,394	1,317
Excess tax benefit related to share-based awards	(1,708)	(12)
Amortization of debt issuance costs	190	190
Deferred income taxes	(237)	(1,790)
Gain on disposal of property and equipment	—	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	3,899	3,417
Merchandise inventories, net	(17,589)	(11,560)
Prepaid expenses and other assets	(341)	(391)
Accounts payable	6,690	15,223
Accrued expenses and other long-term liabilities	(4,837)	(3,083)

Net cash provided by operating activities	25,179	28,529

Cash flows from investing activities:
Purchases of property and equipment	(12,597)	(7,275)
Proceeds from solar energy rebate	—	250

Net cash used in investing activities	(12,597)	(7,025)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	176,602	150,490
Principal payments under revolving credit facility	(186,124)	(161,392)
Changes in book overdraft	(3,334)	(933)
Principal payments under capital lease obligations	(1,352)	(1,323)
Proceeds from exercise of share option awards	4,525	97
Excess tax benefit related to share-based awards	1,708	12
Payments for share repurchases	(75)	(3,195)
Tax withholding payments for share-based compensation	(641)	(282)
Dividends paid	(6,595)	(4,881)

Net cash used in financing activities	(15,286)	(21,407)

Net (decrease) increase in cash and cash equivalents	(2,704)	97
Cash and cash equivalents at beginning of period	7,635	4,900

Cash and cash equivalents at end of period	$4,931	$4,997

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$392	$1,335

Property and equipment additions unpaid	$4,948	$1,914

Supplemental disclosures of cash flow information:
Interest paid	$1,070	$1,530

Income taxes paid	$12,122	$1,749

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 420 stores in 12 states at September 29, 2013. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2013). The Company recognized approximately $105,000 and $314,000 in gift card breakage revenue for the 13 and 39 weeks ended September 29, 2013, respectively, compared to approximately $104,000 and $311,000 in gift card breakage revenue for the 13 and 39 weeks ended September 30, 2012, respectively.

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

(3) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized pre-tax non-cash impairment charges of $0.1 million in the 13 weeks and 39 weeks ended September 29, 2013, and pre-tax non-cash impairment charges of $0.2 million in the 39 weeks ended September 30, 2012, related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross profit and operating expenses. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for the 13 weeks and 39 weeks ended September 29, 2013 and the 39 weeks ended September 30, 2012, respectively, in the interim unaudited condensed consolidated statements of operations.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4) Store Closing Costs

There were no closures of underperforming stores during the 39 weeks ended September 29, 2013.

The Company closed four underperforming stores in fiscal 2012, which were not relocated. The store closing costs primarily consist of remaining lease rental payments related to non-cancelable leases that expire in fiscal 2014. The following table summarizes the activity of the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at December 30, 2012	$—	$818	$—	$818
Store closing costs	—	(73)	21	(52)
Payments	—	(349)	(21)	(370)

Balance at September 29, 2013	$—	$396	$—	$396

The Company recorded a net reduction of $52,000 in expense primarily resulting from sublease income received after the closure of these underperforming stores for the 39 weeks ended September 29, 2013, and has incurred $1.1 million of expense to date since initially recording store closing costs in the second quarter of fiscal 2012. This expense is reflected as part of selling and administrative expense in the accompanying interim unaudited condensed consolidated statement of operations.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6) Accrued Expenses

The major components of accrued expenses are as follows:

	September 29, 2013	December 30, 2012
	(In thousands)
Payroll and related expense	$21,655	$21,383
Occupancy expense	10,040	9,647
Sales tax	7,056	10,214
Advertising	3,609	6,036
Other	21,686	20,273

Accrued expenses	$64,046	$67,553

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

The Company may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The “Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of eligible credit card accounts receivable; plus (b)(i) during the period of September 15 through December 15 of each year, the cost of eligible inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory), and (ii) at all other times, the cost of eligible inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million; minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company had long-term revolving credit borrowings of $37.9 million and letter of credit commitments of $0.8 million at September 29, 2013, compared with long-term revolving credit borrowings of $47.5 million and letter of credit commitments of $4.3 million at December 30, 2012. Total remaining borrowing availability, after subtracting letters of credit, was $101.3 million and $88.2 million as of September 29, 2013 and December 30, 2012, respectively.

(8) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of September 29, 2013 and December 30, 2012, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2010 and after, and state and local income tax returns are open for fiscal years 2008 and after.

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

At September 29, 2013 and December 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At September 29, 2013 and December 30, 2012, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)
Net income	$9,138	$8,169	$22,756	$10,883

Weighted-average shares of common stock outstanding:
Basic	21,933	21,325	21,700	21,413
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	298	155	332	175

Diluted	22,231	21,480	22,032	21,588

Basic earnings per share	$0.42	$0.38	$1.05	$0.51

Diluted earnings per share	$0.41	$0.38	$1.03	$0.50

The computation of diluted earnings per share for the 13 weeks ended September 29, 2013, the 39 weeks ended September 29, 2013, the 13 weeks ended September 30, 2012 and the 39 weeks ended September 30, 2012 does not include share option awards in the amounts of 474,271, 779,443, 1,250,618 and 1,281,455 shares, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the 39 weeks ended September 29, 2013 and the 13 weeks ended September 30, 2012 does not include nonvested share awards and nonvested share unit awards in the amounts of 7,648 and 189,186 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards or nonvested share unit awards were antidilutive for the 13 weeks ended September 29, 2013 and the 39 weeks ended September 30, 2012.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10) Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. The settlement has not yet been submitted to the court for preliminary approval or final approval. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(11) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.4 million in share-based compensation expense for the 13 weeks and 39 weeks ended September 29, 2013, respectively, compared to $0.4 million and $1.3 million in share-based compensation expense for the 13 weeks and 39 weeks ended September 30, 2012, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 39 weeks ended September 29, 2013 and September 30, 2012, the Company granted 30,500 and 15,000 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the 39 weeks ended September 29, 2013 and September 30, 2012 was $8.37 and $2.12, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2012	1,500,250	$15.05
Granted	30,500	18.12
Exercised	(474,345)	9.54
Forfeited or Expired	(42,025)	11.56

Outstanding at September 29, 2013	1,014,380	$17.86	3.11	$2,615,407

Exercisable at September 29, 2013	943,380	$18.29	2.68	$2,262,251

Vested and Expected to Vest at September 29, 2013	1,013,265	$17.87	3.10	$2,611,363

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $16.06 as of September 29, 2013, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for the 39 weeks ended September 29, 2013 and September 30, 2012 was approximately $5.0 million and $67,000, respectively. The total cash received from employees as a result of employee share option award exercises for the 39 weeks ended September 29, 2013 and September 30, 2012 was approximately $4.5 million and $97,000, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in the 39 weeks ended September 29, 2013 and September 30, 2012 totaled $2.0 million and $24,000, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	39 Weeks Ended
	September 29, 2013	September 30, 2012
Risk-free interest rate	1.4%	1.2%
Expected term	6.9 years	7.7 years
Expected volatility	57.5%	53.0%
Expected dividend yield	2.3%	4.7%

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

As of September 29, 2013, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.7 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 39 weeks ended September 29, 2013 and September 30, 2012 was $1.8 million and $0.8 million, respectively.

The Company granted 127,020 and 145,100 nonvested share awards in the 39 weeks ended September 29, 2013 and September 30, 2012, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 39 weeks ended September 29, 2013 and September 30, 2012 was $15.56 and $7.79, respectively.

The following table details the Company’s nonvested share awards activity for the 39 weeks ended September 29, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Balance at December 30, 2012	331,625	$11.01
Granted	127,020	15.56
Vested	(113,825)	11.91
Forfeited	(9,695)	12.42

Balance at September 29, 2013	335,125	$12.39

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 39 weeks ended September 29, 2013, the Company withheld 41,812 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statements of cash flows.

In the 39 weeks ended September 29, 2013 and September 30, 2012, the Company granted 12,000 and 12,000 nonvested share unit awards, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 39 weeks ended

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

September 29, 2013 and September 30, 2012 was $20.29 and $6.33, respectively. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

As of September 29, 2013, there was $3.1 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.4 years and 3.0 years for nonvested share awards and nonvested share unit awards, respectively.

(12) Subsequent Event

In the fourth quarter of fiscal 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 13, 2013 to stockholders of record as of November 29, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of September 29, 2013, and the related condensed consolidated statements of operations for the 13 and 39 weeks ended September 29, 2013 and September 30, 2012, and of stockholders’ equity and cash flows for the 39 weeks ended September 29, 2013 and September 30, 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

October 30, 2013

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

Overview

We are a leading sporting goods retailer in the western United States, operating 420 stores in 12 states under the name “Big 5 Sporting Goods” at September 29, 2013. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our improved operating results for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 were mainly attributable to our higher sales levels, including an increase in same store sales of 1.4%. We believe our higher same store sales reflected favorable customer response to changes in our merchandise offering and new marketing initiatives and continued higher demand for firearm and ammunition products, partially offset by lower sales of summer-related merchandise as a result of unseasonably cool summer weather conditions.

•

Net sales for the third quarter of fiscal 2013 increased 2.9% to $259.1 million compared to $251.8 million for the third quarter of fiscal 2012. The increase in net sales was primarily attributable to added sales from new stores as well as an increase in same store sales of 1.4%, partially offset by a reduction in closed store sales. Net sales comparisons year over year reflect a small benefit from the calendar shift of the Fourth of July holiday further into the third quarter this year, which resulted in certain holiday-related sales moving from the second quarter to the third quarter. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Net income for the third quarter of fiscal 2013 increased to $9.1 million, or $0.41 per diluted share, compared to $8.2 million, or $0.38 per diluted share, for the third quarter of fiscal 2012. The increase in net income was driven primarily by higher net sales and merchandise margins resulting in higher gross profit, partially offset by increased selling and administrative expense.

•	Gross profit for the third quarter of fiscal 2013 represented 33.9% of net sales, compared with 33.3% in the same quarter of the prior year. The improvement in gross profit resulted mainly from a year over year increase in merchandise margins of 12 basis points and reduced distribution expense, partially offset by increased store occupancy expense.

•

Selling and administrative expense for the third quarter of fiscal 2013 increased 2.9% to $72.4 million compared to $70.4 million for the third quarter of fiscal 2012, but remained unchanged as a percentage of net sales at 27.9% for both periods. The increase in selling and administrative expense was primarily attributable to a pre-tax charge to provide for legal settlements and higher store-related expense as a result of new store openings.

•

Operating income for the third quarter of fiscal 2013 increased to $15.4 million, or 6.0% of net sales, compared to $13.5 million, or 5.4% of net sales, for the third quarter of fiscal 2012. The increase in operating income primarily reflected higher net sales and merchandise margins resulting in higher gross profit, partially offset by increased selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 29, 2013 Compared to 13 Weeks Ended September 30, 2012

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 29, 2013		September 30, 2012
	(In thousands, except percentages)
Net sales	$259,121	100.0%	$251,774	100.0%
Cost of sales (1)	171,331	66.1	167,901	66.7

Gross profit	87,790	33.9	83,873	33.3
Selling and administrative expense (2)	72,432	27.9	70,384	27.9

Operating income	15,358	6.0	13,489	5.4
Interest expense	395	0.2	469	0.2

Income before income taxes	14,963	5.8	13,020	5.2
Income taxes	5,825	2.3	4,851	1.9

Net income	$9,138	3.5%	$8,169	3.3%

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

Net Sales. Net sales increased by $7.3 million, or 2.9%, to $259.1 million in the 13 weeks ended September 29, 2013 from $251.8 million in the comparable period last year. The change in net sales reflected the following:

•	Added sales from new stores reflected the opening of 18 new stores since July 1, 2012, partially offset by a reduction in closed store sales.

•

Same store sales increased by $3.5 million, or 1.4%, for the 13 weeks ended September 29, 2013, versus the comparable 13-week period in the prior year. We believe our higher same store sales reflected favorable customer response to changes in our merchandise offering and new marketing initiatives and continued higher demand for firearm and ammunition products, partially offset by lower sales of summer-related merchandise as a result of unseasonably cool summer weather conditions. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	We experienced decreased customer transactions in our retail stores, while the average sale per transaction increased in the third quarter of fiscal 2013 compared to the same period last year.

•

Net sales comparisons year over year reflect a small benefit from the calendar shift of the Fourth of July holiday further into the third quarter this year, which resulted in certain holiday-related sales moving from the second quarter to the third quarter.

Store count at September 29, 2013 was 420 versus 407 at September 30, 2012. We opened five new stores, two of which were relocations, and closed one store as a part of a relocation, in the 13 weeks ended September 29, 2013. We opened two new stores and closed two stores, one of which was a relocation, in the 13 weeks ended September 30, 2012. For fiscal 2013, we expect to open 15 net new stores.

Gross Profit. Gross profit increased by $3.9 million, or 4.7%, to $87.8 million, or 33.9% of net sales, in the 13 weeks ended September 29, 2013 from $83.9 million, or 33.3% of net sales, in the 13 weeks ended September 30, 2012. The change in gross profit was primarily attributable to the following:

•	Net sales increased $7.3 million, or 2.9%, year over year in the third quarter of fiscal 2013.

•	Merchandise margins, which exclude buying, occupancy and distribution expense, increased 12 basis points versus the third quarter last year.

•	Distribution expense decreased $1.0 million, or 53 basis points, resulting primarily from higher costs capitalized into inventory, along with lower employee labor and benefit-related expense.

•	Store occupancy expense increased by $0.9 million, or 11 basis points, year over year in the third quarter of fiscal 2013 due primarily to the increase in store count.

Selling and Administrative Expense. Selling and administrative expense increased by $2.0 million to $72.4 million in the 13 weeks ended September 29, 2013 from $70.4 million in the same period last year. Selling and administrative expense as a percentage of net sales remained unchanged at 27.9% in the 13 weeks ended September 29, 2013 compared to the same period last year. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to a pre-tax charge of $1.0 million to provide for legal settlements, higher operating expense to support the increase in store count, and added costs related to our new e-commerce initiative, partially offset by a reduction in advertising expense. Selling and administrative expense for the third quarter of fiscal 2012 included a pre-tax charge of $0.4 million related to store closing costs.

Interest Expense. Interest expense decreased by $0.1 million to $0.4 million in the 13 weeks ended September 29, 2013 compared to the third quarter last year. The decrease in interest expense reflected a decrease in average debt levels of $19.1 million to $35.6 million in the third quarter of fiscal 2013 from $54.7 million in the same period last year. Additionally, average interest rates declined 10 basis points, to 2.1% in the third quarter of fiscal 2013 from 2.2% in the prior year.

Income Taxes. The provision for income taxes was $5.8 million for the 13 weeks ended September 29, 2013 and $4.9 million for the 13 weeks ended September 30, 2012. Our effective tax rate was 38.9% for the third quarter of fiscal 2013 compared with 37.3% for the third quarter of fiscal 2012. The increased effective tax rate for the third quarter of fiscal 2013 compared to the same period in fiscal 2012 primarily reflected higher pre-tax income combined with lower overall income tax credits for the current year.

39 Weeks Ended September 29, 2013 Compared to 39 Weeks Ended September 30, 2012

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 29, 2013		September 30, 2012
	(In thousands, except percentages)
Net sales	$745,286	100.0%	$696,882	100.0%
Cost of sales (1)	497,348	66.7	472,505	67.8

Gross profit	247,938	33.3	224,377	32.2
Selling and administrative expense (2)	209,540	28.1	205,560	29.5

Operating income	38,398	5.2	18,817	2.7
Interest expense	1,266	0.2	1,645	0.2

Income before income taxes	37,132	5.0	17,172	2.5
Income taxes	14,376	1.9	6,289	0.9

Net income	$22,756	3.1%	$10,883	1.6%

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

Net Sales. Net sales increased by $48.4 million, or 6.9%, to $745.3 million in the 39 weeks ended September 29, 2013 from $696.9 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales increased by $36.0 million, or 5.3%, for the 39 weeks ended September 29, 2013, versus the comparable 39-week period in the prior year. We believe our higher same store sales reflected favorable customer response to changes in our merchandise offering and new marketing initiatives, continued higher demand for firearm and ammunition products, and improved sales of winter merchandise in this year’s first fiscal quarter as a result of more favorable weather compared to unseasonably warm winter weather experienced in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 22 new stores since January 1, 2012, partially offset by a reduction in closed store sales.

•

We experienced slightly decreased customer transactions in our retail stores, while the average sale per transaction increased in the 39 weeks ended September 29, 2013 compared to the same period last year.

Store count at September 29, 2013 was 420 versus 407 at September 30, 2012. We opened eight new stores, three of which were relocations, and closed two stores, both of which were relocations, in the 39 weeks ended September 29, 2013. We opened six new stores, two of which were relocations, and closed five stores, two of which were relocations, in the 39 weeks ended September 30, 2012. For fiscal 2013, we expect to open 15 net new stores.

Gross Profit. Gross profit increased by $23.5 million, or 10.5%, to $247.9 million, or 33.3% of net sales, in the 39 weeks ended September 29, 2013 from $224.4 million, or 32.2% of net sales, in the 39 weeks ended September 30, 2012. The change in gross profit was primarily attributable to the following:

•	Net sales increased $48.4 million, or 6.9%, year over year in the 39 weeks ended September 29, 2013 compared to the same period last year.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased 51 basis points versus the 39 weeks ended September 30, 2012, when merchandise margins decreased 37 basis points versus the same period in fiscal 2011. The improvement primarily reflected a sales mix shift to higher-margin winter product categories as a result of favorable winter weather in the first quarter of fiscal 2013 compared with the same period in fiscal 2012.

•	Store occupancy expense increased by $2.1 million year over year due primarily to the increase in store count. Store occupancy expense decreased 27 basis points as a percentage of net sales.

•

Distribution expense decreased $0.3 million, or 32 basis points as a percentage of net sales, primarily resulting from decreased employee labor and benefit-related expense and lower depreciation expense.

Selling and Administrative Expense. Selling and administrative expense increased by $3.9 million to $209.5 million in the 39 weeks ended September 29, 2013 from $205.6 million in the same period last year. Selling and administrative expense as a percentage of net sales decreased 140 basis points to 28.1% in the 39 weeks ended September 29, 2013 from 29.5% in the same period last year. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related expense, increased credit card fees reflecting higher net sales levels, higher operating expense to support the increase in store count, and added costs related to our new e-commerce initiative, partially offset by a reduction in advertising expense. Also, in the third quarter of fiscal 2013, we recorded a pre-tax charge of $1.0 million to provide for legal settlements. In the 39 weeks ended September 30, 2012, we recorded pre-tax charges of $1.1 million related to store closing costs.

Interest Expense. Interest expense decreased by $0.3 million to $1.3 million in the 39 weeks ended September 29, 2013 compared to the same period last year. The decrease in interest expense reflected a decrease in average debt levels of $25.7 million to $38.3 million in the 39 weeks ended September 29, 2013 from $64.0 million in the same period last year. Additionally, average interest rates declined 10 basis points, to 2.2% in the 39 weeks ended September 29, 2013 from 2.3% in the prior year.

Income Taxes. The provision for income taxes was $14.4 million for the 39 weeks ended September 29, 2013 and $6.3 million for the 39 weeks ended September 30, 2012. Our effective tax rate was 38.7% for the 39 weeks ended September 29, 2013 compared with 36.6% for the 39 weeks ended September 30, 2012. The increased effective tax rate year over year primarily reflected higher pre-tax income combined with lower overall income tax credits for the current year, partially offset by the retroactive reinstatement of the work opportunity tax credit (“WOTC”) for 2012 that resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of the WOTC reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points.

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

We ended the third quarter of fiscal 2013 with $4.9 million of cash and cash equivalents compared with $5.0 million at the end of the same period in fiscal 2012. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 29, 2013	September 30, 2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,179	$28,529
Investing activities	(12,597)	(7,025)
Financing activities	(15,286)	(21,407)

Net (decrease) increase in cash and cash equivalents	$(2,704)	$97

Operating Activities. Net cash provided by operating activities for the 39 weeks ended September 29, 2013 and September 30, 2012 was $25.2 million and $28.5 million, respectively. The decrease in cash flow from operating activities for the 39 weeks ended September 29, 2013 compared to the same period last year primarily reflects increased funding of inventory purchases, partially offset by higher net income year over year as a result of improved sales.

Investing Activities. Net cash used in investing activities for the 39 weeks ended September 29, 2013 and September 30, 2012 was $12.6 million and $7.0 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented all of the cash used in investing activities for the 39 weeks ended September 29, 2013. Capital expenditures, excluding non-cash property and equipment acquisitions, for the 39 weeks ended September 30, 2012 were $7.3 million, and during the period we received $0.3 million as part of a local utility rebate program related to the implementation of a green energy system at our distribution center. The higher capital expenditures in the current year reflect an increased investment in existing store remodeling.

Financing Activities. Net cash used in financing activities for the 39 weeks ended September 29, 2013 and September 30, 2012 was $15.3 million and $21.4 million, respectively. In the first nine months of fiscal 2013, net cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends, partially offset by proceeds received from the exercise of employee share option awards. In the first nine months of fiscal 2012, net cash was used primarily to pay down borrowings under our revolving credit facility, pay dividends and repurchase stock.

As of September 29, 2013, we had revolving credit borrowings of $37.9 million and letter of credit commitments of $0.8 million outstanding. These balances compare to revolving credit borrowings of $47.5 million and letter of credit commitments of $4.3 million outstanding as of December 30, 2012 and revolving credit borrowings of $52.6 million and letter of credit commitments of $4.1 million outstanding as of September 30, 2012. The decrease in revolving credit borrowings at the end of the third quarter of fiscal 2013 compared to the same period last year primarily reflects our ability to pay down debt using cash flow generated from operating activities.

In fiscal 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In the first three quarters of fiscal 2013, we paid cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the fourth quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 13, 2013 to stockholders of record as of November 29, 2013.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including the current market price of our stock and alternative cash requirements. In the first 39 weeks of fiscal 2013 we did not repurchase any shares of our common stock. Since the inception of our initial share repurchase program in May 2006 through September 29, 2013, we have repurchased a total of 1,927,626 shares for $25.4 million, leaving a total of $9.6 million available for share repurchases under our current share repurchase program.

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

We may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The “Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of our eligible credit card accounts receivable; plus (b)(i) during the period of September 15 through December 15 of each year, the cost of our eligible inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory), and (ii) at all other times, the cost of our eligible inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of our eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of our eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million; minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

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

As of September 29, 2013 and December 30, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $101.3 million and $88.2 million, respectively.

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

Future Capital Requirements. We had cash on hand of $4.9 million as of September 29, 2013. We expect capital expenditures for fiscal 2013, excluding non-cash acquisitions, to range from approximately $19.0 million to $23.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the planned development of an e-commerce platform. For fiscal 2013, we expect to open 15 net new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the fourth quarter of fiscal 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 13, 2013 to stockholders of record as of November 29, 2013.

As of September 29, 2013, a total of $9.6 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Issued and outstanding letters of credit were $0.8 million at September 29, 2013, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, is a discussion of our future obligations and commitments as of December 30, 2012. In the 39 weeks ended September 29, 2013, our revolving credit borrowings decreased by $9.5 million from the end of fiscal 2012. We entered into new operating lease agreements in relation to our business operations during the 39 weeks ended September 29, 2013. We do not believe that these operating leases or the decrease in our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 30, 2012.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 29, 2013.

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

In fiscal 2012 and 2013, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may”, “could”, “project”, “estimate”, “potential”, “continue”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and certain related accessories, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, higher than expected costs related to the development of our new e-commerce platform or delay in completing the e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at September 29, 2013, our interest expense would change approximately $0.4 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility at September 29, 2013.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 29, 2013, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. The settlement has not yet been submitted to the court for preliminary approval or final approval. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: October 30, 2013	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 30, 2013	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)