Form 10-K
period 2013-12-29
BIG 5 SPORTING GOODS CORP
filed 2014-02-26
CIK 1156388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $365,551,678 as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 28, 2013. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 22,305,601 shares of common stock outstanding at February 19, 2014.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2014 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and certain related accessories, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, higher-than-expected costs related to the development of an e-commerce platform, delay in completing the e-commerce platform or lower-than-expected profitability of the e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 429 stores in 12 states under the “Big 5 Sporting Goods” name as of December 29, 2013. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 59-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing programs designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations and store development have enabled us to historically generate profitable growth. We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience,” of this Annual Report on Form 10-K. In fiscal 2013, we generated net sales of $993.3 million, operating income of $47.4 million, net income of $27.9 million and diluted earnings per share of $1.27.

We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a wholly-owned subsidiary incorporated in Delaware on October 27, 1997. We conduct our gift card operations through Big 5 Services Corp., a wholly-owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 62 stores, an average of approximately 12 new stores annually, of which 44% were in California. Uncertainty resulting from the economic recession slowed our store expansion efforts in fiscal 2009, but we have since resumed our expansion program. The following table illustrates the results of our expansion program during the periods indicated:

Year	California	Other Markets	Total	Stores Relocated	Stores Closed	Number of Stores at Period End
2009	1	2	3	–	–	384
2010	7	8	15	(1)	–	398
2011	7	6	13	(5)	–	406
2012	4	10	14	(2)	(4)	414
2013	8	9	17	(2)	–	429

Our store format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 35,000 people. Our 11,000 average square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

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

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of December 29, 2013:

	Number of Employees	Average Number of Years With Us
Senior Management	7	29
Vice Presidents	8	24
Buyers	22	16
Store District / Regional Supervisors	49	22
Store Managers	429	11

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

Through our 59 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, during fiscal 2012 and fiscal 2013 we were actively involved in strategically refining our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer. We have not made wholesale changes to our model, but rather have adjusted the model in an effort to broaden both our product offering and customer base. We have selectively downsized certain underperforming product categories, and have expanded our assortment of branded products and introduced new products, some at higher price points, in an effort to better appeal to those consumers who might be in a position to engage in more discretionary spending in this economic environment.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales:

	Fiscal Year
	2013	2012	2011	2010	2009
Soft goods
Athletic and sport apparel	17.6%	16.3%	16.1%	16.1%	16.3%
Athletic and sport footwear	27.8	28.9	29.2	29.0	29.1

Total soft goods	45.4	45.2	45.3	45.1	45.4
Hard goods	54.6	54.8	54.7	54.9	54.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

In order to complement our branded product offerings, we offer a variety of private label merchandise, which represents approximately 3% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the opportunity to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2014 to 2021. Our licensed trademarks include Avet, Beach Feet, Bearpaw, Body Glove, GoFit, Hi-Tec, Maui and Sons, Morrow and The Realm. The license agreements for these trademarks generally renew automatically on an annual basis unless terminated by either party upon prior written notice. Of the remaining license agreements, one expires in 2015 and the other is currently in the process of being renewed. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

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

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised almost exclusively through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of approximately 16.5 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. For non-subscribers of newspapers, we provide our print advertisements through carrier delivery and direct mail. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

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

Though print advertising is the core of our promotional advertising, we also promote our products through digital marketing programs that include e-mail marketing (the “E-Team”), search engine marketing, social media including Facebook, Twitter and Pinterest, mobile programs and other website initiatives.

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

Our website features a broad representation of our product assortment and provides visibility of store inventory to our customers, thereby enabling them to determine if items featured on our website are in-stock in one or more of our store locations. We are in the process of developing an e-commerce platform, and expect to commence e-commerce sales in fiscal 2014.

We have developed a strong cause marketing platform through our 14-year support of the March of Dimes annual fundraising campaign and other charities. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor. Additionally, in fiscal 2013, we entered into a sponsorship agreement with the Los Angeles Lakers, Inc. (“Lakers”) to be the “Official Sporting Goods Retailer of the Lakers” within the Lakers’ marketing territory.

We offer a loyalty program that provides youth-league organizations the ability to earn cash rebates and team discounts through their supporters’ purchases at our stores.

Vendor Relationships

We have developed strong vendor relationships over the past 59 years. We currently purchase merchandise from approximately 800 vendors. In fiscal 2013, only one vendor represented greater than 5% of total purchases, at 8.3%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that report aggregated sales information throughout the day, support merchandise management, inventory receiving and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. The management information systems also include networks that connect all system users to the main host system, electronic mail and other related enterprise applications. The main host system and our stores’ point-of-sale registers are linked by a network that provides managed DSL primary communications with satellite backup for purchasing card (i.e., credit and debit card) tokenization, authorization and processing, as well as daily polling of sales and merchandise movement at the store level. This wide area network also provides stable communications for the stores to access valuable tools for collaboration, online training, workforce management, online hiring and corporate communications. Our disaster recovery site, which is located in Phoenix, Arizona, houses redundant network and application systems to be used in the event of an emergency or unplanned outage to our production systems. We believe our management information systems are effectively supporting our current operations and provide a foundation for future growth.

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

In fiscal 2011, we opened a small distribution hub in Oregon to help mitigate fuel costs. This approximately 12,000 square-foot facility enables us to ship full trailers of product from our Riverside distribution center to the Pacific Northwest, where we separate products for regional delivery. This distribution point has greatly reduced the number of transportation miles logged to distribute our product to the Pacific Northwest. Our lease for the Oregon hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

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

E-commerce and Catalog Retailers.    This category consists of numerous retailers that sell a broad array of new and used sporting goods products via e-commerce or catalogs. The types of retailers mentioned above may also sell their products through e-commerce. E-commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry.

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

Employees

As of December 29, 2013, we had over 9,000 active full and part-time employees. The General Teamsters, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 450 hourly employees in our distribution center and select stores. In October 2012, we negotiated a five-year contract with Local 986 for our distribution center bargaining unit employees, and in November 2012, we negotiated a five-year contract with Local 986 for our store bargaining unit employees. Both contracts were retroactive to September 1, 2012 and expire on August 31, 2017. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We have developed a comprehensive training program that is tailored for each store position. All new employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time store employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations designed to promote employee development. The manager trainee program includes classroom style, self-directed and one-on-one training designed to teach key operational responsibilities such as product merchandising strategy, loss prevention and inventory control. Moreover, each manager trainee must receive, or complete, a progressive series of outlines and evaluations in order to be considered for the next successive level of advancement. Ongoing store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment prevention and loss prevention. We also provide unique opportunities for our employees to gain first-hand knowledge about our products through periodic “hands-on” training and seminars, and we have implemented a learning management system that provides us with the ability to manage and monitor employee training online.

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2023, respectively. We have also registered the names Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2014 to 2021. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

As discussed in this and prior reports, the consumer environment has been challenging over the last several years. The economic recession deteriorated the consumer spending environment and reduced consumer income, liquidity, credit and confidence in the economy, and resulted in substantial reductions in consumer spending. Continued weakness or further deterioration of the consumer spending environment would be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past. Government responses to the disruptions in the financial markets may not restore consumer confidence, stabilize such markets or increase liquidity and the availability of credit to consumers and businesses.

Volatility in capital and credit markets can impact the ability of financial institutions to meet their lending obligations. Based on information available to us, all of the lenders under our revolving credit facility are currently able to fulfill their commitments thereunder. However, circumstances could arise that may impact their ability to fund their obligations in the future. Although we believe the commitments from our lenders under the revolving credit facility, together with our cash and cash equivalents on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Wells Fargo Bank, National Association, our principal lender, or any other lender, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The retail market for sporting goods is highly fragmented and intensely competitive. We compete directly or indirectly with the following categories of companies:

•	sporting goods superstores, such as Academy Sports & Outdoors, Dick’s Sporting Goods, The Sports Authority and Sport Chalet;

•	traditional sporting goods stores and chains, such as Hibbett Sports and Modell’s;

•	specialty sporting goods shops and pro shops, such as Bass Pro Shops, Cabela’s, Foot Locker, Gander Mountain, Golfsmith and REI;

•	mass merchandisers, discount stores and department stores, such as JC Penney, Kmart, Kohl’s, Sears, Target and Wal-Mart; and

•	e-commerce and catalog retailers, such as Amazon.com, and mass merchandisers and other sporting goods stores that also have substantial e-commerce sales operations.

Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. If our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices, which could impact our margins. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. Increased competition in our current markets or the adoption or proliferation by competitors of innovative store formats, aggressive pricing strategies and retail sales methods, such as e-commerce, could cause us to lose market share and could have a material adverse effect on our business.

We currently do not sell our products through e-commerce, which has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. Although we are developing an e-commerce platform, we have no assurance that these efforts will prove profitable, whether due to product preferences of online buyers, ability to compete with other (often more established) online retailers, or for other reasons, such as the cannibalization of sales from our existing store base. Additionally, we may incur higher-than-expected costs related to the development of an e-commerce platform or delays in completing an e-commerce platform. If we are unable to compete successfully, our operating results may suffer.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory, higher inventory markdowns and lower margins.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change and can be impacted by sports participation levels in our market areas. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. If we fail to identify and respond to these changes, our net sales may decline. In addition, because we often make commitments to purchase products from our vendors up to six months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable snow conditions, inclement weather or other localized conditions such as flooding, drought, fires, earthquakes or electricity blackouts could harm our operations. State and local regulatory compliance also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

A significant amount of our sales is impacted by seasonal weather conditions in our markets.

Because many of the products we sell are used for seasonal outdoor sporting activities, our business is significantly impacted by unseasonable weather conditions in our markets. For example, our winter sports and apparel sales are dependent on cold winter weather and snowfall in our markets, and can be negatively impacted by unseasonably warm or dry weather in our markets. Conversely, sales of our spring products and summer products, such as baseball gear and camping and water sports equipment, can be adversely impacted by unseasonably cold or wet weather in those periods. Accordingly, our sales results and financial condition will typically suffer when weather patterns don’t conform to seasonal norms.

Our business is subject to seasonal fluctuations, and unanticipated changes in our customers’ seasonal buying patterns can impact our business.

We experience seasonal fluctuations in our net sales and operating results. In the fourth fiscal quarter, which includes the holiday selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results, as occurred in fiscal 2011.

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

All of our stores rely on a single distribution center. Any disruption or other operational difficulties at this distribution center could reduce our net sales or increase our operating expense.

We rely on a single distribution center located in Riverside, California to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. Our distribution center is staffed in part by employees represented by the General Teamsters, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2013 we operated approximately 13% more stores than we did at the end of fiscal 2008. In response to the economic recession, we slowed our store expansion program substantially in fiscal 2009, and resumed our expansion thereafter, in anticipation of an improved economic environment.

Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

•	we may again slow our expansion efforts, or close underperforming stores, as a result of challenging conditions in the retail industry and the economy overall;

•	we may not be able to find suitable sites available for leasing;

•	we may not be able to negotiate acceptable lease terms;

•	we may not be able to hire and retain qualified store personnel; and

•	we may not have the financial resources necessary to fund our expansion plans.

In addition, our expansion in new and existing markets may present competitive, merchandising, marketing and distribution challenges that differ from our current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our management information systems, diversion of management attention from ongoing operations and challenges associated with managing a substantially larger enterprise. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes, responsiveness to print advertising and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating expense could increase.

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

The protection of our customer, employee and business data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information such as payment card and personal information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

We purchase merchandise from approximately 800 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2013, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 39.2% of our total purchases during fiscal 2013. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan and South Korea. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, we may be unable to obtain sufficient quantities of products to satisfy our requirements or our cost of obtaining products may increase. In addition, to the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

Disruptions in transportation, including disruptions at shipping ports through which our products are imported, could prevent us from timely distribution and delivery of inventory, which could reduce our net sales and profitability.

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. In addition, other conditions outside of our control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

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

We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies, or foreign labor and raw material cost inflation, may affect the cost of goods that we purchase. If the cost of goods that we purchase increases, we may not be able to similarly increase the retail prices of goods that we charge consumers without impacting our sales and our operating profits may suffer.

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

In addition, labor shortages or other factors in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. In particular, our business is highly dependent on the trucking industry to deliver products to our distribution center and our stores. Our operating results may be adversely affected if we or our vendors are unable to secure adequate trucking resources at competitive prices to fulfill our delivery schedules to our distribution center or stores.

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

As of December 29, 2013, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $46.2 million. Our leveraged financial position means:

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

In addition, we sell products manufactured by third parties, some of which may be defective. Many such products are manufactured overseas in countries which may utilize quality control standards that vary from those legally allowed or commonly accepted in the United States, which may increase our risk that such products may be defective. If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. In addition, our products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous products. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our results of operations and financial condition.

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

Because we sell firearms, ammunition and certain related accessories, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us, among other things, to ensure that all purchasers of firearms are subjected to a pre-sale background check, to record the details of each firearm sale on appropriate government-issued forms, to record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and to maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearms, ammunition and certain related accessories has been the subject of increased federal, state and local regulation. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearms, ammunition and certain related accessories that we are permitted to purchase and sell and could impose new restrictions and requirements on the manner in which we purchase and sell these products. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearms, ammunition and certain related accessories, our licenses to sell firearms at our stores or maintain inventory of firearms at our distribution center may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearms, ammunition and certain related accessories could cause our operating expense to increase and this could adversely affect our results of operations.

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

Risks Related to Investing in Our Common Stock

The declaration of discretionary dividend payments or the repurchase of our common stock pursuant to our share repurchase program may not continue.

We currently pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, although we have a share repurchase program authorized by our Board of Directors, we are not obligated to make any purchases under the program and we may discontinue it at any time.

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

Our distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2015, and includes three additional five-year renewal options. We have a distribution hub located in Salem, Oregon, utilizing approximately 12,000 square feet of space to separate consolidated truckloads of product for delivery to our regional markets. Our lease for the hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options and the average lease expiration term from inception of our store leases, taking into account renewal options, is approximately 32 years. As of December 29, 2013, of our total store leases, 39 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 27.7 million sales transactions and an average transaction size of approximately $36 in fiscal 2013. The following table details our store locations by state as of December 29, 2013:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	217	50.6%
Washington	1984	50	11.7
Arizona	1993	40	9.3
Oregon	1995	25	5.8
Colorado	2001	22	5.1
New Mexico	1995	18	4.2
Utah	1997	18	4.2
Nevada	1978	16	3.7
Idaho	1994	11	2.6
Texas	1995	9	2.1
Oklahoma	2007	2	0.5
Wyoming	2010	1	0.2

Total		429	100.0%

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store sales per square foot of approximately $212 for fiscal 2013. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns. Our same store sales per square foot declined during the economic recession beginning in fiscal 2008, but have been increasing over the last two years.

ITEM 3.    LEGAL PROCEEDINGS

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and

(9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. The court has not yet granted preliminary approval or final approval of the settlement. On November 15, 2013, the proposed settlement was submitted to the court for preliminary approval. On January 30, 2014, the court initially heard the motion for preliminary approval and continued the motion to March 5, 2014. Under the terms of the proposed settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this proposed settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

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

Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV.” The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2013 and 2012:

	2013		2012
Fiscal Period	High	Low	High	Low
First Quarter	$15.84	$12.95	$10.17	$7.32
Second Quarter	$22.37	$14.21	$8.62	$6.19
Third Quarter	$24.80	$16.06	$10.04	$7.23
Fourth Quarter	$19.40	$15.44	$14.00	$8.91

As of February 19, 2014, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $16.42 per share.

As of February 19, 2014, there were 22,305,601 shares of common stock outstanding held by approximately 360 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2009, 2010, 2011, 2012 and 2013. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In fiscal 2011 and 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In fiscal 2013, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 21, 2014 to stockholders of record as of March 7, 2014.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 29, 2013

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

	Fiscal Year(1)
	2013		2012		2011		2010		2009
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales(2)	$993,323		$940,490		$902,134		$896,813		$895,542
Cost of sales(3)	664,583		637,721		610,531		599,101		597,792

Gross profit(2)	328,740		302,769		291,603		297,712		297,750
Selling and administrative expense(2)(4)(5)(6)(7)	281,313		276,797		272,436		263,488		260,068

Operating income	47,427		25,972		19,167		34,224		37,682
Interest expense	1,745		2,202		2,561		2,108		2,465

Income before income taxes	45,682		23,770		16,606		32,116		35,217
Income taxes	17,736		8,855		4,933		11,554		13,406

Net income(2)(5)(6)(7)	$27,946		$14,915		$11,673		$20,562		$21,811

Earnings per share:
Basic	$1.28		$0.70		$0.54		$0.95		$1.02

Diluted	$1.27		$0.69		$0.53		$0.94		$1.01

Dividends per share	$0.40		$0.30		$0.30		$0.20		$0.20
Weighted-average shares of common stock outstanding:
Basic	21,765		21,394		21,656		21,552		21,434

Diluted	22,083		21,616		21,869		21,890		21,657

Store Data:
Same store sales increase (decrease)(8)	3.9%		2.5%		(1.2)%		0.8%		(0.6)%
Same store sales per square foot (in dollars)(9)	$212		$205		$202		$204		$210
End of period stores	429		414		406		398		384
End of period same stores	394		387		378		380		362
Same store sales per store(10)	$2,415		$2,336		$2,286		$2,315		$2,373
Other Financial Data:
Gross profit margin	33.1%		32.2%		32.3%		33.2%		33.2%
Selling and administrative expense as a percentage of net sales	28.3%		29.4%		30.2%		29.4%		29.0%
Operating margin	4.8%		2.8%		2.1%		3.8%		4.2%
Depreciation and amortization	$20,192		$18,895		$18,544		$18,627		$19,400
Capital expenditures(11)	$22,035		$12,901		$12,990		$15,628		$5,764
Inventory turns(12)	2.3	x	2.3	x	2.3	x	2.4	x	2.6	x
Balance Sheet Data:
Cash and cash equivalents	$9,400		$7,635		$4,900		$5,620		$5,765
Working capital(13)	$168,693		$150,010		$156,909		$130,737		$120,541
Total assets	$441,888		$406,660		$394,064		$392,356		$366,122
Long-term debt and capital leases, less current portion	$44,613		$50,316		$66,621		$49,882		$57,233
Stockholders’ equity	$190,770		$164,420		$156,590		$150,726		$131,861

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53 week reporting period ending on the Sunday closest to the calendar year end. Fiscal 2013, 2012, 2011 and 2010 each included 52 weeks, and fiscal 2009 included 53 weeks.

(2)

In fiscal 2013, we recorded a pre-tax charge of $1.3 million reflecting an accrual for legal settlements, of which $0.3 million was classified as a reduction to net sales and $1.0 million was classified as selling and administrative expense. In fiscal 2010, we recorded a net pre-tax charge of $2.3 million reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. These charges reduced net income in fiscal 2013 and 2010 by $0.8 million, or $0.04 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

(3)

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center expense, including depreciation, and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

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

(6)

In fiscal 2013, 2012 and 2011, we recorded pre-tax non-cash impairment charges of $0.1 million, $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges reduced net income in fiscal 2013, 2012 and 2011 by $44,000, or $0.00 per diluted share, $0.1 million, or $0.01 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

(7)

In fiscal 2009, we recorded a net pre-tax charge of $1.0 million, which reflected a legal settlement accrual offset by proceeds received from the settlement of a lawsuit relating to credit card fees. This charge reduced net income in fiscal 2009 by $0.6 million, or $0.03 per diluted share.

(8)

Same store sales for a period reflect net sales from stores operated throughout that period as well as the full corresponding prior year period. Our same store sales declined during the economic recession beginning in fiscal 2008, but have been increasing over the last two years.

(9)

Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores. Our same store sales per square foot declined during the economic recession beginning in fiscal 2008, but have been increasing over the last two years.

(10)

Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count. Our same store sales per store declined during the economic recession beginning in fiscal 2008, but have been increasing over the last two years.

(11)

Lower capital expenditures in fiscal 2009 reflect substantially fewer store openings when compared with fiscal 2013, 2012, 2011 and 2010 due to the economic recession. Capital expenditures in fiscal 2013 reflected an increased investment in existing store remodeling and new store additions.

(12)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(13)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 are referred to as fiscal 2013, 2012 and 2011, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2013, 2012 and 2011 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2013, 2012 and 2011 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 429 stores in 12 states under the name “Big 5 Sporting Goods” at December 29, 2013. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, snowboarding and roller sports.

We believe that over our 59-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Easton, New Balance, Nike, Reebok, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing designed to generate customer traffic, drive sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. In fiscal 2013, we opened 17 new stores, three of which were relocations, and closed two stores, both of which were relocations. In fiscal 2012, we opened 14 new stores, three of which were relocations, and closed six stores, two of which were relocations. For fiscal 2014, we expect to open approximately 15 net new stores. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2013	2012	2011
Big 5 Sporting Goods stores:
Beginning of period	414	406	398
New stores(1)	17	14	13
Stores relocated	(2)	(2)	(5)
Stores closed	—	(4)	—

End of period	429	414	406

New stores opened per year, net	15	8	8

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

Our improved operating results for fiscal 2013 compared to fiscal 2012 were mainly attributable to our higher sales levels, including an increase in same store sales of 3.9%. We believe our higher same store sales reflected favorable customer response to changes in our merchandise offering and new marketing initiatives, higher demand for firearm and ammunition products, and improved sales of winter merchandise in the first quarter of fiscal 2013. We also believe our operating results for fiscal 2012 and 2011, and to a lesser extent for fiscal 2013, reflected challenging macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession.

•

Net sales for fiscal 2013 increased 5.6% to $993.3 million compared to fiscal 2012. The increase in net sales was primarily attributable to increased same store sales of 3.9% combined with added revenue from new stores.

•

Net income for fiscal 2013 increased 87.4% to $27.9 million, or $1.27 per diluted share, compared to $14.9 million, or $0.69 per diluted share, for fiscal 2012. The increase was driven primarily by higher net sales and higher merchandise margins, partially offset by increased selling and administrative expense and higher income tax expense.

•

Gross profit for fiscal 2013 represented 33.1% of net sales, compared with 32.2% in the prior year. Merchandise margins were 50 basis points higher than the prior year, combined with reduced distribution and store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for fiscal 2013 increased 1.6% to $281.3 million, or 28.3% of net sales, compared to $276.8 million, or 29.4% of net sales, for fiscal 2012. The increase was primarily attributable to higher store-related expense, excluding occupancy, as a result of new store openings and increased employee labor and benefit-related expense.

•

Operating income for fiscal 2013 increased 82.6% to $47.4 million, or 4.8% of net sales, compared to $26.0 million, or 2.8% of net sales, for fiscal 2012. The higher operating income primarily reflects higher net sales and higher merchandise margins, partially offset by increased selling and administrative expense.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year(1)
	2013		2012		2011
	(Dollars in thousands)
Statement of Operations Data:
Net sales(2)	$993,323	100.0%	$940,490	100.0%	$902,134	100.0%
Cost of sales(3)	664,583	66.9	637,721	67.8	610,531	67.7

Gross profit(2)	328,740	33.1	302,769	32.2	291,603	32.3
Selling and administrative expense(2)(4)(5)(6)	281,313	28.3	276,797	29.4	272,436	30.2

Operating income	47,427	4.8	25,972	2.8	19,167	2.1
Interest expense	1,745	0.2	2,202	0.3	2,561	0.3

Income before income taxes	45,682	4.6	23,770	2.5	16,606	1.8
Income taxes	17,736	1.8	8,855	0.9	4,933	0.5

Net income(2)(5)(6)	$27,946	2.8%	$14,915	1.6%	$11,673	1.3%

Other Financial Data:
Net sales change		5.6%		4.3%		0.6%
Same store sales change(7)		3.9%		2.5%		(1.2)%
Net income change		87.4%		27.8%		(43.2)%

(1)	Fiscal 2013, 2012 and 2011 each included 52 weeks.

(2)

In fiscal 2013, we recorded a pre-tax charge of $1.3 million reflecting an accrual for legal settlements, of which $0.3 million was classified as a reduction to net sales and $1.0 million was classified as selling and administrative expense. This charge reduced net income in fiscal 2013 by $0.8 million, or $0.04 per diluted share.

(3)

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center expense, including depreciation, and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

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

(6)

In fiscal 2013, 2012 and 2011, we recorded pre-tax non-cash impairment charges of $0.1 million, $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense, and reduced net income in fiscal 2013, 2012 and 2011 by $44,000, or $0.00 per diluted share, $0.1 million, or $0.01 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

(7)	Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

Fiscal 2013 Compared to Fiscal 2012

Net Sales.    Net sales increased by $52.8 million, or 5.6%, to $993.3 million for fiscal 2013 from $940.5 million for fiscal 2012. The change in net sales was primarily attributable to the following:

•

Same store sales increased 3.9% for fiscal 2013 versus fiscal 2012. We believe our higher same store sales reflected favorable customer response to changes in our merchandise offering and new marketing initiatives, higher demand for firearm and ammunition products, and improved sales of winter merchandise in the first quarter of fiscal 2013 as a result of more favorable weather compared to unseasonably warm winter weather experienced in the first quarter of fiscal 2012. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 31 new stores since January 1, 2012, partially offset by a reduction in closed store sales.

•

While we experienced a slight decline in customer transaction levels in our retail stores in fiscal 2013 when compared with fiscal 2012, the average sale per transaction increased primarily as a result of changes in our sales mix and merchandise offering.

Store count at the end of fiscal 2013 was 429 versus 414 at the end of fiscal 2012. We opened 17 new stores, three of which were relocations, and closed two stores, both of which were relocations, in fiscal 2013. For fiscal 2014, we expect to open approximately 15 net new stores.

Gross Profit.    Gross profit increased by $25.9 million to $328.7 million in fiscal 2013 from $302.8 million in fiscal 2012. Gross profit as a percentage of net sales in fiscal 2013 was 33.1% compared with 32.2% during fiscal 2012. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $52.8 million in fiscal 2013 compared to the prior year.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased 50 basis points versus fiscal 2012, when merchandise margins decreased 24 basis points versus fiscal 2011. The improvement primarily reflected a sales mix shift to higher-margin winter product categories as a result of favorable winter weather in the first quarter of fiscal 2013 compared with the same period in fiscal 2012, combined with sales of firearm and ammunition products at higher margins during fiscal 2013.

•

Store occupancy expense for fiscal 2013 increased by $3.5 million year over year due primarily to the increase in store count. Store occupancy expense as a percentage of net sales in fiscal 2013 decreased by ten basis points compared with fiscal 2012.

•

Distribution expense decreased $1.5 million, or 38 basis points, primarily resulting from higher costs capitalized into inventory and decreased employee labor and benefit-related expense, as well as reductions in various other operating expenses.

Selling and Administrative Expense.    Selling and administrative expense increased by $4.5 million, or 1.6%, to $281.3 million in fiscal 2013 from $276.8 million in fiscal 2012. Selling and administrative expense as a percentage of net sales decreased 110 basis points to 28.3% in fiscal 2013 from 29.4% in fiscal 2012. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $1.5 million due primarily to higher labor and other operating expense to support the increase in store count and increased credit card fees reflecting higher net sales levels, partially offset by decreased employee benefit-related expense, primarily related to lower health and welfare expense.

•

Advertising expense for fiscal 2013 decreased by $1.4 million, due primarily to lower newspaper advertising, partially offset by increases in digital marketing programs and other advertising to support sales.

•

Administrative expense for fiscal 2013 increased by $4.4 million, primarily reflecting higher employee labor and benefit-related expense, added costs related to our new e-commerce initiative and increases in other administrative expense to support our growth. Also, administrative expense for fiscal 2013 reflected a pre-tax charge of $1.0 million related to legal settlements. In fiscal 2012, we recorded a pre-tax charge of $1.2 million related to store closing costs and a pre-tax non-cash impairment charge of $0.2 million related to certain underperforming stores. These charges are further discussed in Notes 4, 5 and 14 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Interest Expense.    Interest expense decreased by $0.5 million, or 20.8%, to $1.7 million in fiscal 2013 from $2.2 million in fiscal 2012. The decrease in interest expense reflects the combined impact of a decrease in average debt levels of $22.2 million to $44.0 million in fiscal 2013 from $66.2 million in fiscal 2012, as well as a decrease in average interest rates of 10 basis points to 2.1% in fiscal 2013 from 2.2% in fiscal 2012, due mainly to lower applicable margins under our credit agreement.

Income Taxes.     The provision for income taxes was $17.7 million for fiscal 2013 compared with $8.9 million for fiscal 2012. This increase was primarily due to higher pre-tax income and a higher effective tax rate in fiscal 2013. Our effective tax rate was 38.8% for fiscal 2013 compared with 37.3% for fiscal 2012. The increased effective tax rate year over year primarily reflected the impact of lower overall income tax credits as a percentage of pre-tax income for fiscal 2013, partially offset by the retroactive reinstatement of the work opportunity tax credit (“WOTC”) for 2012 that resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of WOTC reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points.

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

Gross Profit.    Gross profit increased by $11.2 million to $302.8 million in fiscal 2012 from $291.6 million in fiscal 2011. Gross profit as a percentage of net sales in fiscal 2012 was 32.2% compared with 32.3% during the prior year. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $38.4 million in fiscal 2012 compared to fiscal 2011.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased for fiscal 2012 by 24 basis points versus fiscal 2011, primarily reflecting a sales mix shift away from higher margin winter product categories in the first quarter of fiscal 2012, combined with product cost inflation.

•

Store occupancy expense for fiscal 2012 increased by $2.6 million year over year due primarily to the increase in store count. Store occupancy expense as a percentage of net sales in fiscal 2012 decreased by seven basis points compared with fiscal 2011.

•

Distribution expense increased $1.5 million primarily resulting from lower costs capitalized into inventory and increased employee labor and benefit-related expense, partially offset by lower trucking expense. Distribution expense as a percentage of net sales in fiscal 2012 decreased by two basis points compared with fiscal 2011.

Selling and Administrative Expense.    Selling and administrative expense increased by $4.4 million, or 1.6%, to $276.8 million, or 29.4% of net sales, in fiscal 2012 from $272.4 million, or 30.2% of net sales, in fiscal 2011. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $3.0 million due primarily to higher labor and operating expense to support the increase in store count, increased employee benefit-related expense and higher public liability claim-related expense, partially offset by lower debit card fees.

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

Income Taxes.    The provision for income taxes was $8.9 million for fiscal 2012 compared with $4.9 million for fiscal 2011. This increase was primarily due to higher pre-tax income and a higher effective tax rate in fiscal 2012. Our effective tax rate was 37.3% for fiscal 2012 compared with 29.7% for fiscal 2011. Our higher effective tax rate for fiscal 2012 compared to fiscal 2011 primarily reflects the expiration of previously enacted legislation that resulted in the loss of certain tax credits in fiscal 2012 that were previously available in fiscal 2011, combined with higher pre-tax income in fiscal 2012.

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

We ended fiscal 2013 with $9.4 million of cash and cash equivalents compared with $7.6 million in fiscal 2012. After reducing our long-term debt by $16.0 million, or 25.2%, during fiscal 2012, we further decreased our long-term debt by $4.5 million, or 9.5%, during fiscal 2013 to $43.0 million from $47.5 million at the end of fiscal 2012. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2013	2012	2011
	(In thousands)
Total cash provided by (used in):
Operating activities	$26,287	$39,604	$2,218
Investing activities	(22,035)	(12,650)	(11,988)
Financing activities	(2,487)	(24,219)	9,050

Net increase (decrease) in cash and cash equivalents	$1,765	$2,735	$(720)

The seasonality of our business historically provides greater cash flows from operations during the holiday and winter selling season. We use operating cash flows and borrowings under our revolving credit facility to fund inventory increases in anticipation of the holidays and our inventory levels are normally at their highest in the months leading up to Christmas. As holiday sales typically reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flows from operations at the end of our fiscal year.

For fiscal 2013, while we increased inventory purchases in the months leading up to Christmas, weaker-than-anticipated sales during the fourth quarter of fiscal 2013 resulted in higher-than-expected inventory levels and lower operating cash flows in the fourth quarter of fiscal 2013. However, healthy net sales and net income for the full fiscal year 2013 contributed sufficient levels of operating cash flows that allowed us to pay down debt balances year over year.

For fiscal 2012, we increased inventory purchases in the months leading up to Christmas, resulting in a higher accounts payable balance at year-end compared to fiscal 2011. Additionally, improved net sales and net income in fiscal 2012 compared with fiscal 2011 contributed to higher operating cash flows which allowed us to significantly pay down debt balances year over year.

For fiscal 2011, we strategically increased merchandise inventory levels to add certain new products to stimulate sales and also purchased inventory earlier in the year to mitigate the impact of product cost inflation and potential delivery delays. Reduced inventory purchases in the fourth quarter of fiscal 2011 resulted in lower accounts payable as a percentage of inventory. Also, weaker-than-anticipated sales during fiscal 2011, particularly in the fourth quarter, resulted in higher inventory levels and reduced operating cash flows for the year, contributing to higher debt balances year over year.

Operating Activities.    Net cash provided by operating activities for fiscal 2013, 2012 and 2011 was $26.3 million, $39.6 million and $2.2 million, respectively. The decrease in cash provided by operating activities for fiscal 2013 compared to fiscal 2012 was due primarily to higher inventory levels, which reflected softer-than-anticipated sales in the fourth quarter of fiscal 2013. Furthermore, the timing of inventory purchases resulted in higher funding of accounts payable in fiscal 2013 when compared to fiscal 2012. The impact of higher inventory was partially offset by higher net income for fiscal 2013. The increase in cash provided by operating activities for fiscal 2012 compared to fiscal 2011 primarily reflected higher accounts payable year over year due mainly to the timing of inventory purchases. Inventory purchases were higher in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, which resulted in a higher accounts payable balance at the end of fiscal 2012. Also contributing to the improved operating cash flow in fiscal 2012 over fiscal 2011 was a smaller increase in inventory, higher net income and increased accrued expenses related primarily to employee benefit-related accruals and a liability for store closings.

Investing Activities.    Net cash used in investing activities for fiscal 2013, 2012 and 2011 was $22.0 million, $12.7 million and $12.0 million, respectively. In fiscal 2012 and 2011, we received proceeds of $0.3 million and $0.5 million, respectively, as part of a local utility rebate program related to the implementation of a green energy system at our distribution center, and in fiscal 2011 we received proceeds of $0.5 million from the sale of owned real property. Our capital spending is primarily for new store openings, store-related remodeling, distribution center and corporate headquarters’ costs and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	Fiscal Year
	2013	2012	2011
	(In thousands)
New stores	$10,996	$7,076	$7,108
Store-related remodels	7,600	3,703	3,749
Distribution center	871	536	1,127
Computer hardware, software and other	2,568	1,586	1,006

Total	$22,035	$12,901	$12,990

Our capital expenditures included 17 new stores in fiscal 2013, 14 new stores in fiscal 2012 and 13 new stores in fiscal 2011. The higher capital expenditures in fiscal 2013 also reflected an increased investment in existing store remodeling to support our merchandising initiatives and added costs related to the development of an e-commerce platform. Capital expenditures in fiscal 2013, 2012 and 2011 also included amounts related to our computer system replacement program as well as enhanced security measures to support our infrastructure.

Financing Activities.    Net cash used in financing activities for fiscal 2013 and 2012 was $2.5 million and $24.2 million, respectively, and net cash provided by financing activities for fiscal 2011 was $9.1 million. For fiscal 2013, we used cash provided from operating activities primarily to pay dividends, pay down borrowings from our revolving credit facility and make capital lease payments. These payments were partially offset by proceeds received from the exercise of employee share option awards. For fiscal 2012, we used cash provided from operating activities to pay down borrowings from our revolving credit facility, pay dividends, make capital lease payments and purchase treasury stock. For fiscal 2011, cash provided by financing activities primarily reflected increased borrowings under our revolving credit facility, partially offset by dividend payments and capital lease payments. Borrowings under our revolving credit facility for fiscal 2011 were largely used to fund merchandise inventory purchases.

As of December 29, 2013, we had revolving credit borrowings of $43.0 million and letter of credit commitments of $0.9 million outstanding. These balances compare to borrowings of $47.5 million and letter of credit commitments of $4.3 million outstanding as of December 30, 2012.

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

In fiscal 2011 and 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In fiscal 2013, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 21, 2014 to stockholders of record as of March 7, 2014.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Depending on business conditions, we may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the fourth quarter of fiscal 2011, we resumed share repurchase activity under our share repurchase program, repurchasing 109,550 shares of common stock for $1.0 million in fiscal 2011 and 448,991 shares of common stock for $3.6 million in fiscal 2012. We did not repurchase shares of common stock during fiscal 2013. Since the inception of our initial share repurchase program in May 2006 through December 29, 2013, we have repurchased a total of 1,927,626 shares for $25.4 million, leaving a total of $9.6 million available for share repurchases under our current share repurchase program.

Credit Agreement.    On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”), as further discussed below. Initial borrowings under the Credit Agreement on October 18, 2010 were used to, among other things, repay all of our outstanding indebtedness under our prior financing agreement, at which time the prior financing agreement was terminated.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility are scheduled to mature on December 19, 2018 (see discussion below). As of December 29, 2013 and December 30, 2012, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $96.1 million and $88.2 million, respectively.

We may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). After giving effect to the amendments, the “Borrowing Base” generally is comprised of the sum, at the time of calculation of (a) 90.00% of our eligible credit card receivables; plus (b) the cost of our eligible inventory (other than our eligible in-transit inventory), net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of our eligible in-transit inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of our eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million, minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. Following the most recent amendment of the Credit Agreement on December 19, 2013 (the “Second Amendment”), the applicable interest rate on our borrowings will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans will be as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $100,000,000	1.25%	0.25%
II	Less than $100,000,000 but greater than or equal to $40,000,000	1.50%	0.50%
III	Less than $40,000,000	1.75%	0.75%

Following the Second Amendment, the commitment fee assessed on the unused portion of the Credit Facility is 0.25% per annum.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2013	2012
	(Dollars in thousands)
Fiscal year-end balance	$43,018	$47,461
Average interest rate	2.11%	2.18%
Maximum outstanding during the year	$82,640	$86,619
Average outstanding during the year	$43,973	$66,190

Future Capital Requirements.    We had cash and cash equivalents on hand of $9.4 million at December 29, 2013. We expect capital expenditures for fiscal 2014, excluding non-cash acquisitions, to range from approximately $28.0 million to $32.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the development of an e-commerce platform. For fiscal 2014, we expect to open approximately 15 net new stores.

In fiscal 2011 and 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In fiscal 2013, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 21, 2014 to stockholders of record as of March 7, 2014.

As of December 29, 2013, a total of $9.6 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash and cash equivalents on hand, operating cash flows and borrowings from our revolving credit facility, for at least the next twelve months. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, as well as financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flows or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

Our future obligations and commitments as of December 29, 2013, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$3,315	$1,655	$1,432	$228	$—
Lease commitments:
Operating lease commitments	315,196	69,424	107,017	67,904	70,851
Other occupancy expense	59,059	13,518	21,050	13,222	11,269
Other liabilities	12,543	3,432	3,720	1,985	3,406
Revolving credit facility	43,018	—	—	43,018	—
Letters of credit	925	925	—	—	—

Total	$434,056	$88,954	$133,219	$126,357	$85,526

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

Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal and retirement of leasehold improvements for certain stores upon termination of their leases.

Periodic interest payments on the Credit Agreement are not included in the preceding table because interest expense is based on variable indices, and the balance of our Credit Agreement fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2013 year-end, our projected annual interest payments would be approximately $1.1 million.

Issued and outstanding letters of credit were $0.9 million at December 29, 2013, and were related primarily to securing insurance program liabilities.

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

We record valuation reserves on a quarterly basis for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for merchandise returns, slow-moving or obsolete merchandise and for lower of cost or market provisions totaled $3.1 million and $3.1 million as of December 29, 2013 and December 30, 2012, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.2 million and $2.1 million as of December 29, 2013 and December 30, 2012, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total at December 29, 2013, would result in a change in reserves of approximately $0.5 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

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

We determine the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin and operating expense for each store under evaluation for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins and operating expense in relation to the current economic environment and our future expectations, competitive factors in our various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Our evaluation resulted in a pre-tax impairment charge of $0.1 million, $0.2 million and $2.1 million recognized in fiscal 2013, 2012 and 2011, respectively, related to certain underperforming stores.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used at December 29, 2013, would not result in a change in long-lived asset impairment charges for fiscal 2013.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 29, 2013 and December 30, 2012, our self-insurance liabilities totaled $11.6 million and $10.4 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of December 29, 2013, would result in a change in our liability of approximately $1.2 million and a change in pre-tax earnings by the same amount.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results. In the fourth fiscal quarter, which includes the holiday selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season. If we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected fourth fiscal quarter net sales can negatively impact our annual operating results.

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

Recently Issued Accounting Updates

See Note 2 to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and certain related accessories, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, higher-than-expected costs related to the development of an e-commerce platform, delay in completing the e-commerce platform or lower-than-expected profitability of the e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at December 29, 2013, our interest expense would change approximately $0.4 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at December 29, 2013.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. We are evolving our product mix to include more branded merchandise, which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. All of our stores are located in the United States, and all imported merchandise is purchased in U.S. dollars. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2013. Based on such evaluation, our CEO and CFO have concluded that, as of December 29, 2013, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2013, based upon the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 29, 2013, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2013.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: February 26, 2014	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	February 26, 2014

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2014

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	February 26, 2014

/s/ G. Michael Brown G. Michael Brown	Director of the Company	February 26, 2014

/s/ Dominic P. DeMarco Dominic P. DeMarco	Director of the Company	February 26, 2014

/s/ Jennifer H. Dunbar Jennifer H. Dunbar	Director of the Company	February 26, 2014

/s/ Van B. Honeycutt Van B. Honeycutt	Director of the Company	February 26, 2014

/s/ David R. Jessick David R. Jessick	Director of the Company	February 26, 2014

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2013, December 30, 2012, and January 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2014

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,400	$7,635
Accounts receivable, net of allowances of $105 and $99, respectively	16,301	15,297
Merchandise inventories, net	300,952	270,350
Prepaid expenses	6,356	8,784
Deferred income taxes	12,000	9,905

Total current assets	345,009	311,971

Property and equipment, net	75,608	72,089
Deferred income taxes	13,564	14,795
Other assets, net of accumulated amortization of $891 and $637, respectively	3,274	3,372
Goodwill	4,433	4,433

Total assets	$441,888	$406,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,826	$92,688
Accrued expenses	69,923	67,553
Current portion of capital lease obligations	1,567	1,720

Total current liabilities	176,316	161,961

Deferred rent, less current portion	21,078	21,386
Capital lease obligations, less current portion	1,595	2,855
Long-term debt	43,018	47,461
Other long-term liabilities	9,111	8,577

Total liabilities	251,118	242,240

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,339,537 and 23,783,084 shares, respectively; outstanding 22,297,701 and 21,741,248 shares, respectively	244	238
Additional paid-in capital	109,901	102,658
Retained earnings	106,565	87,464
Less: Treasury stock, at cost; 2,041,836 shares	(25,940)	(25,940)

Total stockholders’ equity	190,770	164,420

Total liabilities and stockholders’ equity	$441,888	$406,660

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net sales	$993,323	$940,490	$902,134
Cost of sales	664,583	637,721	610,531

Gross profit	328,740	302,769	291,603
Selling and administrative expense	281,313	276,797	272,436

Operating income	47,427	25,972	19,167
Interest expense	1,745	2,202	2,561

Income before income taxes	45,682	23,770	16,606
Income taxes	17,736	8,855	4,933

Net income	$27,946	$14,915	$11,673

Earnings per share:
Basic	$1.28	$0.70	$0.54

Diluted	$1.27	$0.69	$0.53

Dividends per share	$0.40	$0.30	$0.30

Weighted-average shares of common stock outstanding:
Basic	21,765	21,394	21,656

Diluted	22,083	21,616	21,869

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Total
	Shares	Amount
Balance at January 2, 2011	21,832,537	$233	$97,910	$73,949	$(21,366)	$150,726
Net income	—	—	—	11,673	—	11,673
Dividends on common stock ($0.30 per share)	—	—	—	(6,585)	—	(6,585)
Issuance of nonvested share awards	152,100	2	(2)	—	—	—
Exercise of share option awards	48,262	—	316	—	—	316
Share-based compensation	—	—	1,798	—	—	1,798
Tax deficiency from share-based awards activity	—	—	(74)	—	—	(74)
Forfeiture of nonvested share awards	(8,625)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(23,754)	—	(283)	—	—	(283)
Purchases of treasury stock	(109,550)	—	—	—	(981)	(981)

Balance at January 1, 2012	21,890,970	235	99,665	79,037	(22,347)	156,590
Net income	—	—	—	14,915	—	14,915
Dividends on common stock ($0.30 per share)	—	—	—	(6,488)	—	(6,488)
Issuance of nonvested share awards	145,100	1	(1)	—	—	—
Exercise of share option awards	200,680	2	1,489	—	—	1,491
Share-based compensation	—	—	1,736	—	—	1,736
Tax benefit from share-based awards activity	—	—	51	—	—	51
Forfeiture of nonvested share awards	(10,500)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(36,011)	—	(282)	—	—	(282)
Purchases of treasury stock	(448,991)	—	—	—	(3,593)	(3,593)

Balance at December 30, 2012	21,741,248	238	102,658	87,464	(25,940)	164,420
Net income	—	—	—	27,946	—	27,946
Dividends on common stock ($0.40 per share)	—	—	—	(8,845)	—	(8,845)
Issuance of nonvested share awards	127,020	1	(1)	—	—	—
Exercise of share option awards	482,295	5	4,581	—	—	4,586
Share-based compensation	—	—	1,877	—	—	1,877
Tax benefit from share-based awards activity	—	—	1,427	—	—	1,427
Forfeiture of nonvested share awards	(11,050)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance at December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$27,946	$14,915	$11,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,192	18,895	18,544
Impairment of store assets	72	208	2,116
Share-based compensation	1,877	1,736	1,798
Excess tax benefit related to share-based awards	(1,733)	(222)	(90)
Amortization of debt issuance costs	254	254	314
Deferred income taxes	(864)	(3,054)	197
Gain on disposal of property and equipment	—	(8)	(250)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,004)	(2,441)	2,144
Merchandise inventories, net	(30,602)	(6,072)	(10,061)
Prepaid expenses and other assets	3,863	(2,078)	(432)
Accounts payable	4,234	12,853	(19,789)
Accrued expenses and other long-term liabilities	2,052	4,618	(3,946)

Net cash provided by operating activities	26,287	39,604	2,218

Cash flows from investing activities:
Purchases of property and equipment	(22,035)	(12,901)	(12,990)
Proceeds from solar energy rebate	—	250	500
Proceeds from disposal of property and equipment	—	1	502

Net cash used in investing activities	(22,035)	(12,650)	(11,988)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	248,263	211,824	225,597
Principal payments under revolving credit facility	(252,706)	(227,839)	(210,434)
Changes in book overdraft	7,115	2,172	3,681
Debt issuance costs	(164)	—	(304)
Principal payments under capital lease obligations	(1,807)	(1,815)	(2,102)
Proceeds from exercise of share option awards	4,586	1,491	316
Excess tax benefit related to share-based awards	1,733	222	90
Purchases of treasury stock	(75)	(3,518)	(981)
Tax withholding payments for share-based compensation	(641)	(282)	(283)
Dividends paid	(8,791)	(6,474)	(6,530)

Net cash (used in) provided by financing activities	(2,487)	(24,219)	9,050

Net increase (decrease) in cash and cash equivalents	1,765	2,735	(720)
Cash and cash equivalents at beginning of year	7,635	4,900	5,620

Cash and cash equivalents at end of year	$9,400	$7,635	$4,900

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$392	$1,632	$3,551

Property and equipment additions unpaid	$3,309	$2,094	$776

Solar energy rebate receivable	$—	$—	$250

Supplemental disclosures of cash flow information:
Interest paid	$1,475	$2,001	$2,182

Income taxes paid	$18,602	$9,767	$4,658

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of December 29, 2013 and December 30, 2012 and for the years ended December 29, 2013 (“fiscal 2013”), December 30, 2012 (“fiscal 2012”) and January 1, 2012 (“fiscal 2011”) represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its wholly-owned subsidiary, Big 5 Corp. and Big 5 Corp.’s wholly-owned subsidiary, Big 5 Services Corp. The Company operates as one reportable segment, as a sporting goods retailer under the “Big 5 Sporting Goods” name. The Company carries a full-line product offering, operating 429 stores at December 29, 2013 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado, Oklahoma and Wyoming.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2013, 2012 and 2011 each included 52 weeks.

Recently Issued Accounting Updates

There have been no recently issued accounting updates that had a material impact on the Company’s consolidated financial statements.

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

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage and offer essentially the same general product category mix. The Company’s core customer demographic remains similar chain-wide, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix chain-wide from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by Accounting Standards Codification (“ASC”) 280, Segment Reporting.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2013	2012	2011
	(In thousands)
Hard goods	$540,698	$514,942	$491,493
Athletic and sport apparel	174,021	152,648	145,209
Athletic and sport footwear	275,744	271,596	262,558
Other sales	2,860	1,304	2,874

Net sales	$993,323	$940,490	$902,134

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2013). The Company recognized approximately $0.4 million, $0.4 million and $0.4 million in gift card breakage revenue for fiscal 2013, 2012 and 2011, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Included in revenue are sales of returned merchandise to vendors specializing in the resale of defective or used products, which accounted for less than 1% of net sales in each of the periods reported.

Cost of Sales

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center expense, including depreciation, and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Selling and Administrative Expense

Selling and administrative expense includes store-related expense, other than store occupancy expense, as well as advertising, depreciation and amortization, expense associated with operating the Company’s corporate headquarters and impairment charges, if any.

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

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $44.5 million, $45.9 million and $47.6 million for fiscal 2013, 2012 and 2011, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising expense eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $6.2 million, $6.2 million and $6.2 million for fiscal 2013, 2012 and 2011, respectively.

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

Pre-opening Costs

Pre-opening costs for new stores, which consist primarily of payroll and recruiting expense, training, marketing, rent, travel and supplies, are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. Book overdrafts are classified as current liabilities.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Accounts Receivable

Accounts receivable consist primarily of third party purchasing card receivables, amounts due from inventory vendors for returned products, volume purchase rebates or co-operative advertising, amounts due from lessors for tenant improvement allowances and insurance recovery receivables. Accounts receivable have not historically resulted in any material credit losses. An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

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

Management regularly reviews inventories and records valuation reserves for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. Because of its merchandise mix, the Company has not historically experienced significant occurrences of obsolescence.

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

Prepaid Expenses

Prepaid expenses include the prepayment of various operating expenses such as insurance, rent, income and property taxes, software maintenance and supplies, which are expensed when the operating cost is realized.

Property and Equipment, Net

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Buildings	20 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Furniture, equipment and internal-use software	3 - 10 years

Maintenance and repairs are expensed as incurred.

In fiscal 2013, the Company incurred costs to purchase and develop software for internal use and for its website associated with the development of an e-commerce initiative. Costs related to the application

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

development stage are capitalized and amortized over the estimated useful life of the software. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred. For fiscal 2013, the Company capitalized $1.6 million of costs associated with internal-use software and website development for its e-commerce initiative. The Company expects this software to be placed into service in fiscal 2014, at which time amortization will commence.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles — Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal 2013, 2012 and 2011, and determined that goodwill was not impaired.

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

The Company determines the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin and operating expense for each store under evaluation for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins and operating expense in relation to the current economic environment and future expectations, competitive factors in various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

In fiscal 2013, 2012 and 2011, the Company recognized pre-tax non-cash impairment charges of $0.1 million, $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense in the consolidated statements of operations.

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

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.7 million and $0.7 million as of December 29, 2013 and December 30, 2012, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements,

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $11.6 million and $10.4 million as of December 29, 2013 and December 30, 2012, respectively, of which $4.4 million and $4.0 million were recorded as a component of accrued expenses as of December 29, 2013 and December 30, 2012, respectively, and $7.2 million and $6.4 million were recorded as a component of other long-term liabilities as of December 29, 2013 and December 30, 2012, respectively, in the accompanying consolidated balance sheets.

Income Taxes

Under the asset and liability method prescribed within ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 29, 2013 and December 30, 2012, the Company had no accrued interest or penalties.

Concentration of Risk

The Company maintains its cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company operates traditional sporting goods retail stores located in the western United States. Because of this, the Company is subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include weather conditions, power outages, droughts, earthquakes and other natural disasters specific to the states in which the Company operates.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company purchases merchandise from approximately 800 suppliers, and the Company’s 20 largest suppliers accounted for 39.2% of total purchases in fiscal 2013. One vendor represented greater than 5% of total purchases, at 8.3%, in fiscal 2013. A significant portion of the Company’s inventory is manufactured abroad in countries such as China, Taiwan and South Korea. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

The Company could be exposed to credit risk in the event of nonperformance by any lender under its revolving credit facility. Instability in the financial and capital markets brings additional potential risks to the Company, including higher costs of credit, potential lender defaults, and potential commercial bank failures. The Company has received no indication that any such events will negatively impact the lenders under its current revolving credit facility; however, the possibility does exist.

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Furniture, equipment and internal-use software	$134,740	$129,904
Leasehold improvements	134,151	120,023

	268,891	249,927
Accumulated depreciation and amortization	(195,910)	(178,551)

	72,981	71,376
Assets not placed into service(1)	2,627	713

Property and equipment, net	$75,608	$72,089

(1)	Includes internal-use software and website development costs of $1.6 million at December 29, 2013 related to an e-commerce initiative.

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $10.0 million, $10.1 million and $9.8 million for fiscal 2013, 2012 and 2011, respectively. Amortization expense for leasehold improvements was $10.2 million, $8.8 million and $8.8 million for fiscal 2013, 2012 and 2011, respectively. The gross cost of equipment under capital leases, included above, was $9.8 million and $10.1 million as of December 29, 2013 and December 30, 2012, respectively. The accumulated amortization related to these capital leases was $6.0 million and $4.5 million as of December 29, 2013 and December 30, 2012, respectively.

(4)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 2013, 2012 and 2011, the Company recognized

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

pre-tax non-cash impairment charges of $0.1 million, $0.2 million and $2.1 million, respectively, related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating local market conditions, about key store variables including sales growth rates, gross profit and operating expenses. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for fiscal 2013, 2012 and 2011 in the consolidated statements of operations.

(5)	Store Closing Costs

There were no closures of underperforming stores during fiscal 2013.

The Company closed four underperforming stores in fiscal 2012, which were not relocated. The store closing costs primarily consist of remaining lease rental payments related to non-cancelable leases that expire in fiscal 2014. The following table summarizes the activity of the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at December 30, 2012	$—	$818	$—	$818
Store closing costs	—	(91)	21	(70)
Payments	—	(444)	(21)	(465)

Balance at December 29, 2013	$—	$283	$—	$283

The Company recorded a net reduction of $70,000 in expense for fiscal 2013 primarily resulting from sublease income received after the closure of these underperforming stores, and has incurred $1.1 million of net expense to date since initially recording store closing costs in the second quarter of fiscal 2012. This expense is reflected as part of selling and administrative expense in the accompanying consolidated statements of operations.

As of December 29, 2013, the liability for accrued store closing costs is recorded in accrued expenses in the accompanying consolidated balance sheet. As of December 30, 2012, the current portion of accrued store closing costs was recorded in accrued expenses and the noncurrent portion was recorded in other long-term liabilities in the accompanying consolidated balance sheet.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of December 29, 2013 and December 30, 2012, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. As discussed in Note 4 to the consolidated financial statements, the Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820, Fair Value Measurement. After the impairment charges, the carrying values of the remaining assets of these stores were not material.

(7)	Accrued Expenses

The major components of accrued expenses are as follows:

	December 29, 2013	December 30, 2012
	(In thousands)
Payroll and related expense	$23,240	$21,383
Sales tax	10,110	10,214
Occupancy expense	9,392	9,647
Advertising	5,734	6,036
Other	21,447	20,273

Accrued expenses	$69,923	$67,553

(8)	Lease Commitments

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

Rent expense for operating leases consisted of the following:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Rent expense	$62,777	$60,181	$57,456
Contingent rent	1,081	1,074	1,100

Total rent expense	$63,858	$61,255	$58,556

Rent expense includes sublease rent income of $0.1 million, $0.3 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of December 29, 2013 are as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2014	$1,655	$69,424	$71,079
2015	981	60,146	61,127
2016	451	46,871	47,322
2017	177	37,865	38,042
2018	51	30,039	30,090
Thereafter	—	70,851	70,851

Total minimum lease payments	3,315	$315,196	$318,511

Imputed interest	(153)

Present value of minimum lease payments	$3,162

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

On October 18, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”), as further discussed below. Initial borrowings under the Credit Agreement on October 18, 2010 were used to, among other things, repay all of the Company’s outstanding indebtedness under the prior financing agreement, at which time the prior financing agreement was terminated.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility were originally to mature and become due on October 18, 2014. On October 31, 2011, the Credit Agreement was amended to extend its maturity date to October 31, 2016, and on December 19, 2013, the Credit Agreement was further amended to extend its maturity date to December 19, 2018 (see discussion below). Total remaining borrowing availability, after subtracting letters of credit, was $96.1 million and $88.2 million as of December 29, 2013 and December 30, 2012, respectively.

The Company may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

lesser amount being referred to as the “Loan Cap”). After giving effect to the amendments, the “Borrowing Base” generally is comprised of the sum, at the time of calculation of (a) 90.00% of eligible credit card receivables; plus (b) the cost of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of eligible in-transit inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million, minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

Generally, the Company may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. In each case, prior to the amendments dated October 31, 2011 and December 19, 2013, the applicable interest rate was a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts outstanding under the Credit Facility (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans bore interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” Prior to the amendments discussed below, the applicable margin for all loans was as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than 50% of the Loan Cap	2.00%	1.00%
II	Less than or equal to 50% of the Loan Cap	2.25%	1.25%

On October 31, 2011, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) and amended certain provisions of the Credit Agreement. After the First Amendment, the applicable interest rate on the Company’s borrowings was a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans bore interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans was as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The First Amendment reduced the commitment fee assessed on the unused portion of the Credit Facility to 0.375% per annum. The First Amendment also extended the maturity date of the Credit Agreement from October 18, 2014 to October 31, 2016 and modified the provisions for restricting certain payments and investments.

On December 19, 2013, the Company entered into a Second Amendment to Credit Agreement (“Second Amendment”) and amended certain provisions of the Credit Agreement. After the Second Amendment, the applicable interest rate on the Company’s borrowings will be a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans will be set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $100,000,000	1.25%	0.25%
II	Less than $100,000,000 but greater than or equal to $40,000,000	1.50%	0.50%
III	Less than $40,000,000	1.75%	0.75%

The Second Amendment reduced the commitment fee assessed on the unused portion of the Credit Facility to 0.25% per annum, and reduced certain fees for letters of credit. The Second Amendment also extended the maturity date of the Credit Agreement from October 31, 2016 to December 19, 2018.

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

At December 29, 2013 and December 30, 2012, the one-month LIBO rate was 0.2% and 0.3%, respectively, and the Wells Fargo Bank prime lending rate was 3.25% and 3.25%, respectively. The average interest rate on

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

the Company’s revolving credit borrowings during fiscal 2013 and 2012 was 2.11% and 2.18%, respectively. On December 29, 2013 and December 30, 2012, the Company had borrowings outstanding bearing interest at both LIBO and the prime lending rates as follows:

	December 29, 2013	December 30, 2012
	(In thousands)
LIBO rate	$30,000	$43,000
Prime rate	13,018	4,461

Total borrowings	$43,018	$47,461

(10) Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2013:
Federal	$15,307	$(777)	$14,530
State	3,293	(87)	3,206

	$18,600	$(864)	$17,736

Fiscal 2012:
Federal	$10,119	$(2,736)	$7,383
State	1,790	(318)	1,472

	$11,909	$(3,054)	$8,855

Fiscal 2011:
Federal	$3,250	$821	$4,071
State	1,486	(624)	862

	$4,736	$197	$4,933

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Tax expense at statutory rate	$15,989	$8,320	$5,812
State taxes, net of federal benefit	2,110	1,088	765
Tax credits and other	(363)	(553)	(1,644)

	$17,736	$8,855	$4,933

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 29, 2013	December 30, 2012
	(In thousands)
Deferred tax assets:
Deferred rent	$9,744	$9,960
Share-based compensation	3,116	3,696
Inventory	2,130	1,982
Other	12,594	11,512

Deferred tax assets	27,584	27,150
Deferred tax liabilities — basis difference in fixed assets	(2,020)	(2,450)

Net deferred tax assets	$25,564	$24,700

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2010 and after, and state and local income tax returns are open for fiscal years 2009 and after.

Effective January 2, 2013, The American Taxpayer Relief Act of 2012 was enacted, which contained provisions that retroactively reinstated the work opportunity tax credit (“WOTC”) and the 15 year cost recovery life of qualified leasehold improvements from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company applied WOTC of approximately $0.3 million to its fiscal 2013 first quarter tax provision for amounts generated in 2012, resulting in a reduction to its estimated effective tax rate for the 2013 first quarter of 137 basis points. Also as a result of this legislation, the Company increased its 2012 federal depreciation deduction by approximately $2.8 million, which resulted in a reduction to deferred tax assets and income taxes payable by approximately $1.1 million.

At December 29, 2013 and December 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 29, 2013 and December 30, 2012, the Company had no accrued interest or penalties.

(11)    Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands, except per share data)
Net income	$27,946	$14,915	$11,673

Weighted-average shares of common stock outstanding:
Basic	21,765	21,394	21,656
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	318	222	213

Diluted	22,083	21,616	21,869

Basic earnings per share	$1.28	$0.70	$0.54

Diluted earnings per share	$1.27	$0.69	$0.53

The computation of diluted earnings per share for fiscal 2013, 2012 and 2011 does not include share option awards in the amounts of 763,688, 1,240,966 and 1,043,480, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2013 and 2011 does not include nonvested share awards and nonvested share unit awards in the amounts of 10,236 and 118,312 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for fiscal 2012.

In the fourth quarter of fiscal 2011, the Company resumed its share repurchase activity under its share repurchase program, repurchasing 109,550 shares of common stock for $1.0 million in fiscal 2011 and 448,991 shares of common stock for $3.6 million in fiscal 2012. Of the shares of common stock repurchased in fiscal 2012, certain shares were repurchased and accrued in the amount of $75,000 in December of fiscal 2012 which the Company paid in January of fiscal 2013. The Company did not repurchase shares of common stock during fiscal 2013. Since the inception of the Company’s initial share repurchase program in May 2006 through December 29, 2013, the Company has repurchased a total of 1,927,626 shares for $25.4 million, leaving a total of $9.6 million available for share repurchases under the current share repurchase program.

(12)    Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $2.3 million, $1.8 million and $1.7 million for fiscal 2013, 2012 and 2011, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(13)    Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from Musick, Peeler & Garrett LLP amounting to $0.7 million, $1.0 million and $0.8 million in fiscal 2013, 2012 and 2011, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $142,000 and $130,000 as of December 29, 2013 and December 30, 2012, respectively.

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2013, 2012 and 2011, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million, $0.3 million and $0.3 million in fiscal 2013, 2012 and 2011, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company recorded a liability of $1.5 million and $1.6 million as of December 29, 2013 and December 30, 2012, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities.

(14)    Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. The court has not yet granted preliminary approval or final approval of the settlement. On November 15, 2013, the proposed settlement was submitted to the court for preliminary approval. On January 30, 2014, the court initially heard the motion for preliminary approval and continued the motion to March 5, 2014. Under the terms of the proposed settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the proposed settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this proposed settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(15)    Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive share option awards and non-qualified share option awards to the Company’s employees, directors and specified consultants. Share option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted share option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at December 29, 2013, no shares remained available for future grant and 651,390 share option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of any reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and cancelled the 2002 Plan. The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company, plus any shares subject to awards granted under the 2002 Plan which are forfeited, expire or are cancelled after April 24, 2007 (the effective date of the 2007 Plan). This amount represents the amount of shares that remained available for grant under the 2002 Plan as of April 24, 2007. Awards under the

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2007 Plan may consist of share option awards (both incentive share option awards and non-qualified share option awards), stock appreciation rights, nonvested share awards, other stock unit awards, performance awards, or dividend equivalents. Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit (i.e., shares available for grant) as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than share option awards or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit (i.e., shares available for grant) as 2.5 shares for every one share granted. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding share option awards will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Share option awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Share option awards, nonvested share awards and nonvested share unit awards provide for accelerated vesting if there is a change in control. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. Upon the grant of nonvested share awards or the exercise of granted share option awards, shares are expected to be issued from new shares which were registered for the 2007 Plan.

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

In fiscal 2013, the Company granted 127,020 nonvested share awards, 12,000 nonvested share unit awards and 30,500 share option awards to certain employees, as defined by ASC 718, Compensation — Stock Compensation, under the Amended 2007 Plan. At December 29, 2013, 1,115,173 shares remained available for future grant and 337,740 share option awards, 333,770 nonvested share awards and 25,500 nonvested share unit awards remained outstanding under the Amended 2007 Plan.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2013, 2012 and 2011 was $1.9 million, $1.7 million and $1.8 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2013, 2012 and 2011, respectively, and compensation expense recognized in selling and administrative expense was $1.8 million, $1.6 million and $1.7 million in fiscal 2013, 2012 and 2011, respectively. The recognized tax benefit related to compensation expense for fiscal 2013, 2012 and 2011 was $0.7 million, $0.6 million and $0.5 million, respectively. Net income for fiscal 2013, 2012 and 2011 was reduced by $1.2 million, $1.1 million and $1.3 million, respectively, or $0.05, $0.05 and $0.06 per basic and diluted share, respectively.

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Risk-free interest rate	1.4%	1.2%	2.0%
Expected term	6.9 years	7.7 years	7.3 years
Expected volatility	57.5%	53.0%	51.0%
Expected dividend yield	2.3%	4.7%	3.8%

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

The weighted-average grant-date fair value of share option awards granted for fiscal 2013, 2012 and 2011 was $8.37 per share, $2.12 per share and $2.84 per share, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2012	1,500,250	$15.05
Granted	30,500	18.12
Exercised	(482,295)	9.51
Forfeited or Expired	(59,325)	15.23

Outstanding at December 29, 2013	989,130	$17.83	2.89	$3,482,891

Exercisable at December 29, 2013	921,130	$18.24	2.48	$2,998,375

Vested and Expected to Vest at December 29, 2013	988,197	$17.84	2.89	$3,477,901

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $19.19 per share as of December 29, 2013, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2013, 2012 and 2011 was approximately $5.1 million, $1.0 million and $0.2 million, respectively. The total cash received from employees as a result of employee share option award exercises for fiscal 2013, 2012 and 2011 was approximately $4.6 million, $1.5 million and $0.3 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2013, 2012 and 2011 totaled $2.0 million, $0.4 million and $0.1 million, respectively.

As of December 29, 2013, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.5 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during fiscal 2013, 2012 and 2011 was $1.8 million, $0.8 million and $0.8 million, respectively.

The following table details the Company’s nonvested share awards activity for fiscal 2013:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2012	331,625	$11.01
Granted	127,020	15.56
Vested	(113,825)	11.91
Forfeited	(11,050)	12.52

Balance at December 29, 2013	333,770	$12.38

The following table details the Company’s nonvested share unit awards activity for fiscal 2013:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2012	18,750	$7.02
Granted	12,000	20.29
Vested	(5,250)	7.16
Forfeited	—	—

Balance at December 29, 2013	25,500	$13.24

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above. The weighted-average grant-date fair value of nonvested share awards granted in fiscal 2013, 2012 and 2011 was $15.56 per share, $7.79 per share and $11.84 per share, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in fiscal 2013, 2012 and 2011 was $20.29 per share, $6.33 per share and $8.26 per share, respectively.

As of December 29, 2013, there was $2.7 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of approximately 2.2 years and 2.7 years for nonvested share awards and nonvested share unit awards, respectively.

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2013, the Company withheld 41,812 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

(16)    Selected Quarterly Financial Data (unaudited)

Fiscal 2013

	First Quarter	Second Quarter	Third Quarter(1)(2)	Fourth Quarter
	(In thousands, except per share data)
Net sales	$246,266	$239,899	$259,121	$248,037
Gross profit	$80,475	$79,673	$87,790	$80,802
Net income	$7,514	$6,104	$9,138	$5,190
Basic earnings per share	$0.35	$0.28	$0.42	$0.24
Diluted earnings per share	$0.34	$0.28	$0.41	$0.23

Fiscal 2012

	First Quarter	Second Quarter(2)(3)	Third Quarter(3)	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$218,496	$226,612	$251,774	$243,608
Gross profit	$67,428	$73,076	$83,873	$78,392
Net income	$156	$2,558	$8,169	$4,032
Basic earnings per share	$0.01	$0.12	$0.38	$0.19
Diluted earnings per share	$0.01	$0.12	$0.38	$0.19

(1)

The Company recorded a pre-tax charge in the third quarter of fiscal 2013 of $1.3 million for legal settlements, of which $0.3 million was classified as a reduction to net sales and $1.0 million was classified as selling and administrative expense. This charge reduced net income by $0.8 million, or $0.04 per share diluted share.

(2)

The Company recorded a pre-tax non-cash impairment charge in the third quarter of fiscal 2013 of $0.1 million related to an underperforming store. This impairment charge was included in selling and administrative expense, and reduced net income in the third quarter of fiscal 2013 by $44,000, or $0.00 per diluted share. The Company also recorded a pre-tax non-cash impairment charge in the second quarter of fiscal 2012 of $0.2 million related to certain underperforming stores. This impairment charge was included in selling and administrative expense, and reduced net income in the second quarter of fiscal 2012 by $0.1 million, or $0.01 per diluted share.

(3)

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(17)    Subsequent Event

In the first quarter of fiscal 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 21, 2014 to stockholders of record as of March 7, 2014.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
December 29, 2013
Allowance for doubtful receivables	$99	$59		$(53)	$105
Allowance for sales returns	1,475	(39	)(1)	—	1,436
Inventory reserves	5,151	5,444		(5,313)	5,282
December 30, 2012
Allowance for doubtful receivables	$142	$(35	)(2)	$(8)	$99
Allowance for sales returns	1,418	57	(1)	—	1,475
Inventory reserves	5,109	5,983		(5,941)	5,151
January 1, 2012
Allowance for doubtful receivables	$201	$ (24	)(3)	$(35)	$142
Allowance for sales returns	1,488	(70	)(1)	—	1,418
Inventory reserves	4,607	6,047		(5,545)	5,109

(1)	Represents increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

(2)	In fiscal 2012, “Charged to Costs and Expenses” for allowance for doubtful receivables reflects the reversal of a prior provision of $50,000.

(3)	In fiscal 2011, “Charged to Costs and Expenses” for allowance for doubtful receivables reflects the reversal of a prior provision of $50,000.

II

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen of Common Stock Certificate.(2)
10.1	2002 Stock Incentive Plan.(3)
10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation.(3)
10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation.(14)
10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994.(1)
10.5	Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994.(1)
10.6	Form of Indemnification Agreement.(1)
10.7	Form of Indemnification Letter Agreement.(2)
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
10.10

Guaranty, dated as of October 18, 2010, by Big 5 Sporting Goods Corporation in favor of Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders described therein.(5)

10.11

First Amendment to Credit Agreement, dated as of October 31, 2011 among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swingline Lender, Bank of America, N.A., as Documentation Agent, and the Lenders, party thereto.(6)

10.12

Second Amendment to Credit Agreement, dated as of December 19, 2013 among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swingline Lender, Bank of America, N.A., as Documentation Agent, and the Lenders, party thereto.(7)

10.13	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(8)
10.14	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan.(9)
10.15	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan.(9)
10.16	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp.(10)
10.17	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp.(11)
10.18	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 26, 2011).(15)
10.19	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan.(12)

E-1

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

10.20	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan.(13)
10.21

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan.(15)

10.22	Independent Contractor Services Agreement, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp.(16)
10.23	General Release of Claims, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp.(16)
14.1	Code of Business Conduct and Ethics.(4)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation.(9)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.(17)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(17)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.(17)
32.1	Section 1350 Certification of Chief Executive Officer.(17)
32.2	Section 1350 Certification of Chief Financial Officer.(17)
101.INS	XBRL Instance Document.(17)
101.SCH	XBRL Taxonomy Extension Schema Document.(17)
101.CAL	XBRL Taxonomy Calculation Linkbase Document.(17)
101.DEF	XBRL Taxonomy Definition Linkbase Document.(17)
101.LAB	XBRL Taxonomy Label Linkbase Document.(17)
101.PRE	XBRL Taxonomy Presentation Linkbase Document.(17)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2011.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 20, 2013.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.

E-2

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

(12)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.
(13)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on July 13, 2011.
(17)	Filed herewith.

E-3