Form 10-Q
period 2014-03-30
BIG 5 SPORTING GOODS CORP
filed 2014-04-30
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

There were 22,400,122 shares of common stock, with a par value of $0.01 per share outstanding as of April 22, 2014.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 30, 2014	December 29, 2013
ASSETS

Current assets:
Cash	$5,902	$9,400
Accounts receivable, net of allowances of $85 and $105, respectively	9,860	16,301
Merchandise inventories, net	294,071	300,952
Prepaid expenses	14,690	6,356
Deferred income taxes	10,153	12,000

Total current assets	334,676	345,009

Property and equipment, net	73,564	75,608
Deferred income taxes	13,348	13,564
Other assets, net of accumulated amortization of $935 and $891, respectively	3,192	3,274
Goodwill	4,433	4,433

Total assets	$429,213	$441,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$96,334	$104,826
Accrued expenses	56,598	69,923
Current portion of capital lease obligations	1,386	1,567

Total current liabilities	154,318	176,316

Deferred rent, less current portion	20,220	21,078
Capital lease obligations, less current portion	1,429	1,595
Long-term debt	54,219	43,018
Other long-term liabilities	9,468	9,111

Total liabilities	239,654	251,118

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,441,150 and 24,339,537 shares, respectively; outstanding 22,370,802 and 22,297,701 shares, respectively	244	244
Additional paid-in capital	109,285	109,901
Retained earnings	106,395	106,565
Less: Treasury stock, at cost; 2,070,348 and 2,041,836 shares, respectively	(26,365)	(25,940)

Total stockholders’ equity	189,559	190,770

Total liabilities and stockholders’ equity	$429,213	$441,888

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Net sales	$231,263	$246,266

Cost of sales	158,585	165,791

Gross profit	72,678	80,475

Selling and administrative expense	68,904	67,928

Operating income	3,774	12,547

Interest expense	434	453

Income before income taxes	3,340	12,094

Income taxes	1,280	4,580

Net income	$2,060	$7,514

Earnings per share:
Basic	$0.09	$0.35

Diluted	$0.09	$0.34

Dividends per share	$0.10	$0.10

Weighted-average shares of common stock outstanding:
Basic	21,980	21,453

Diluted	22,231	21,822

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total

Balance as of December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420

Net income	—	—	—	7,514	—	7,514
Dividends on common stock ($0.10 per share)	—	—	—	(2,179)	—	(2,179)
Issuance of nonvested share awards	121,020	1	(1)	—	—	—
Exercise of share option awards	72,975	1	543	—	—	544
Share-based compensation	—	—	449	—	—	449
Tax benefit from share-based awards activity	—	—	297	—	—	297
Forfeiture of nonvested share awards	(900)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance as of March 31, 2013	21,892,531	$240	$103,305	$92,799	$(25,940)	$170,404

Balance as of December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770

Net income	—	—	—	2,060	—	2,060
Dividends on common stock ($0.10 per share)	—	—	—	(2,230)	—	(2,230)
Issuance of nonvested share awards	146,920	1	(1)	—	—	—
Exercise of share option awards	7,900	—	48	—	—	48
Share-based compensation	—	—	512	—	—	512
Tax deficiency from share-based awards activity	—	—	(367)	—	—	(367)
Forfeiture of nonvested share awards	(280)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(28,512)	—	—	—	(425)	(425)

Balance as of March 30, 2014	22,370,802	$244	$109,285	$106,395	$(26,365)	$189,559

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$2,060	$7,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,226	4,812
Share-based compensation	512	449
Excess tax benefit related to share-based awards	(177)	(287)
Amortization of debt issuance costs	44	63
Deferred income taxes	2,063	638
Changes in operating assets and liabilities:
Accounts receivable, net	6,541	4,743
Merchandise inventories, net	6,881	(1,521)
Prepaid expenses and other assets	(8,663)	36
Accounts payable	934	16,392
Accrued expenses and other long-term liabilities	(12,020)	(9,056)

Net cash provided by operating activities	3,401	23,783

Cash flows from investing activities:
Purchases of property and equipment	(3,810)	(3,219)

Net cash used in investing activities	(3,810)	(3,219)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	58,534	48,976
Principal payments under revolving credit facility	(47,333)	(64,490)
Changes in book overdraft	(10,689)	(4,802)
Principal payments under capital lease obligations	(407)	(431)
Proceeds from exercise of share option awards	48	544
Excess tax benefit related to share-based awards	177	287
Purchases of treasury stock	(299)	(75)
Tax withholding payments for share-based compensation	(809)	(641)
Dividends paid	(2,311)	(2,210)

Net cash used in financing activities	(3,089)	(22,842)

Net decrease in cash	(3,498)	(2,278)

Cash at beginning of period	9,400	7,635

Cash at end of period	$5,902	$5,357

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$60	$263

Property and equipment additions unpaid	$2,289	$1,242

Treasury stock purchases accrued but unpaid	$126	$—

Solar energy rebate receivable	$100	$—

Supplemental disclosures of cash flow information:
Interest paid	$397	$405

Income taxes paid	$4,330	$3,618

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 425 stores in 12 states as of March 30, 2014. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2014 is comprised of 52 weeks and ends on December 28, 2014. Fiscal year 2013 was comprised of 52 weeks and ended on December 29, 2013. The fiscal interim periods in fiscal 2014 and 2013 are each comprised of 13 weeks.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2014-08 in the first quarter of 2014, which did not have a material impact on the Company’s Interim Financial Statements.

There have been no other recently issued accounting updates that had a material impact on the Company’s Interim Financial Statements.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities as of the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, and goodwill; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based compensation awards; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Revenue Recognition

The Company earns revenue by selling merchandise primarily through its retail stores. Revenue is recognized when merchandise is sold and delivered to the customer and is shown net of estimated returns during the relevant period. The allowance for sales returns is estimated based upon historical experience.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2014). The Company recognized approximately $108,000 and $104,000 in gift card breakage revenue for the first quarter of fiscal 2014 and 2013, respectively.

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

(4) Accrued Expenses

The major components of accrued expenses are as follows:

	March 30, 2014	December 29, 2013
	(In thousands)

Payroll and related expense	$20,205	$23,240
Occupancy expense	8,960	9,392
Sales tax	7,686	10,110
Self-insurance liabilities	4,426	4,357
Advertising	3,145	5,734
Other	12,176	17,090

Accrued expenses	$56,598	$69,923

(5) Long-Term Debt

On October 18, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

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

The Company may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). The

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

“Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of eligible credit card receivables; plus (b) the cost of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of eligible in-transit inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million, minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

Generally, the Company may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. The applicable interest rate on the Company’s borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”).

On October 31, 2011, the Company entered into a First Amendment to Credit Agreement (“First Amendment”) and amended certain provisions of the Credit Agreement. After the First Amendment, those loans designated as LIBO rate loans bore interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans was as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.50%	0.50%
II	Greater than or equal to $40,000,000	1.75%	0.75%
III	Less than $40,000,000	2.00%	1.00%

The First Amendment reduced the commitment fee assessed on the unused portion of the Credit Facility to 0.375% per annum.

On December 19, 2013, the Company entered into a Second Amendment to Credit Agreement (“Second Amendment”) and amended certain provisions of the Credit Agreement. Following the Second Amendment, those loans designated as LIBO rate loans bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans is as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

Level	Average Daily Excess Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $100,000,000	1.25%	0.25%
II	Less than $100,000,000 but greater than or equal to $40,000,000	1.50%	0.50%
III	Less than $40,000,000	1.75%	0.75%

The Second Amendment further reduced the commitment fee assessed on the unused portion of the Credit Facility to 0.25% per annum, and reduced certain fees for letters of credit.

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

The Company had long-term revolving credit borrowings of $54.2 million and $43.0 million as of March 30, 2014 and December 29, 2013, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $85.2 million and $96.1 million as of March 30, 2014 and December 29, 2013, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of March 30, 2014 and December 29, 2013, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2010 and after, and state and local income tax returns are open for fiscal years 2009 and after.

Effective January 2, 2013, The American Taxpayer Relief Act of 2012 was enacted, which contained provisions that retroactively reinstated the work opportunity tax credit (“WOTC”) and the 15-year cost recovery life of qualified leasehold improvements from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company applied WOTC of approximately $0.3 million to its fiscal 2013 first quarter tax provision for amounts generated in 2012, resulting in a reduction to its estimated effective tax rate for the 2013 first quarter of 137 basis points. Also as a result of this legislation, the Company increased its 2012 federal depreciation deduction by approximately $2.8 million, which resulted in a reduction to deferred tax assets and income taxes payable by approximately $1.1 million in the first quarter of fiscal 2013.

As of March 30, 2014 and December 29, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of March 30, 2014 and December 29, 2013, the Company had no accrued interest or penalties.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands, except per share data)

Net income	$2,060	$7,514

Weighted-average shares of common stock outstanding:
Basic	21,980	21,453
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	251	369

Diluted	22,231	21,822

Basic earnings per share	$0.09	$0.35

Diluted earnings per share	$0.09	$0.34

The computation of diluted earnings per share for the first quarter of fiscal 2014 and 2013 does not include share option awards in the amounts of 601,308 and 813,521, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the first quarter of fiscal 2013 does not include nonvested share awards and nonvested share unit awards in the amount of 23,938 shares that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for the first quarter of fiscal 2014.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8) Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. The court has scheduled a hearing for October 1, 2014, to consider granting final approval of the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

administrator’s fees. Under the settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(9) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $0.4 million in share-based compensation expense for the first quarter of fiscal 2014 and 2013, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first quarter of fiscal 2013, the Company granted 2,500 share option awards. The weighted-average grant-date fair value per option for share option awards granted in the first quarter of fiscal 2013 was $7.33. No share option awards were granted in the first quarter of fiscal 2014.

As of March 30, 2014, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.2 years.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2014 and 2013 was $2.0 million and $1.6 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2014 and 2013.

The Company granted 146,920 and 121,020 nonvested share awards in the first quarter of fiscal 2014 and 2013, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2014 and 2013 was $15.27 and $15.32, respectively. In the first quarter of fiscal 2014 and 2013, the Company granted no nonvested share unit awards.

The following table details the Company’s nonvested share awards activity for the 13 weeks ended March 30, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of December 29, 2013	333,770	$12.38

Granted	146,920	15.27
Vested	(131,615)	12.64
Forfeited	(280)	15.32

Balance as of March 30, 2014	348,795	$13.50

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2014, the Company withheld 52,927 common shares with a total value of $0.8 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of March 30, 2014, there was $4.3 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 3.0 years and 2.5 years for nonvested share awards and nonvested share unit awards, respectively.

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10) Subsequent Event

In the second quarter of fiscal 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 13, 2014 to stockholders of record as of May 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of March 30, 2014, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended March 30, 2014 and March 31, 2013. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of December 29, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 30, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Overview

We are a leading sporting goods retailer in the western United States, operating 425 stores in 12 states under the name “Big 5 Sporting Goods” as of March 30, 2014. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our weaker operating results for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 were mainly attributable to our lower sales levels, including a decrease in same store sales of 7.9%. Our lower same store sales in the first quarter of fiscal 2014 compared to the same period last year reflected reduced demand for firearm and ammunition products combined with lower sales of winter-related merchandise as a result of unseasonably warm and dry winter-weather conditions in our primary markets in the first quarter of fiscal 2014.

•

Net sales for the first quarter of fiscal 2014 decreased 6.1% to $231.3 million compared to $246.3 million for the first quarter of fiscal 2013. The decrease in net sales was primarily attributable to a decrease in same store sales of 7.9% as well as a reduction in closed store sales, partially offset by added sales from new stores. Net sales comparisons year over year reflect a small benefit from the calendar shift of the Easter holiday, during which our stores are closed, out of the first quarter and into the second quarter of this year.

•

Net income for the first quarter of fiscal 2014 decreased to $2.1 million, or $0.09 per diluted share, compared to $7.5 million, or $0.34 per diluted share, for the first quarter of fiscal 2013. The decrease in net income was driven primarily by lower net sales and merchandise margins resulting in lower gross profit, as well as an increase in selling and administrative expense.

•

Gross profit for the first quarter of fiscal 2014 represented 31.4% of net sales, compared with 32.7% in the same quarter of the prior year. The decrease in gross profit margin resulted mainly from a year over year decrease in merchandise margins of 28 basis points and increased store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for the first quarter of fiscal 2014 increased 1.4% to $68.9 million, or 29.8% of net sales, compared to $67.9 million, or 27.6% of net sales, for the first quarter of fiscal 2013. The increase in selling and administrative expense was primarily attributable to higher store-related expense to support the increase in store count.

•

Operating income for the first quarter of fiscal 2014 decreased to $3.8 million, or 1.6% of net sales, compared to $12.5 million, or 5.1% of net sales, for the first quarter of fiscal 2013. The decrease in operating income primarily reflected lower net sales and merchandise margins resulting in lower gross profit, as well as an increase in selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 30, 2014 Compared to 13 Weeks Ended March 31, 2013

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 30, 2014		March 31, 2013
	(In thousands, except percentages)

Net sales	$231,263	100.0%	$246,266	100.0%
Cost of sales (1)	158,585	68.6	165,791	67.3

Gross profit	72,678	31.4	80,475	32.7
Selling and administrative expense (2)	68,904	29.8	67,928	27.6

Operating income	3,774	1.6	12,547	5.1
Interest expense	434	0.2	453	0.2

Income before income taxes	3,340	1.4	12,094	4.9
Income taxes	1,280	0.5	4,580	1.8

Net income	$2,060	0.9%	$7,514	3.1%

(1)

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center expense, including depreciation and amortization, and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

(2)

Selling and administrative expense includes store-related expense, other than store occupancy expense, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters and impairment charges, if any.

Net Sales. Net sales decreased by $15.0 million, or 6.1%, to $231.3 million in the 13 weeks ended March 30, 2014 from $246.3 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales decreased by $19.0 million, or 7.9%, for the 13 weeks ended March 30, 2014, versus the comparable 13-week period in the prior year. Our lower same store sales compared to the same period last year reflected reduced demand for firearm and ammunition products combined with lower sales of winter-related merchandise as a result of unseasonably warm and dry winter-weather conditions in our primary markets in the first quarter of fiscal 2014. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 17 new stores since December 30, 2012, partially offset by a reduction in closed store sales.

•	We experienced decreased customer transactions in our retail stores, and the average sale per transaction decreased in the first quarter of fiscal 2014 compared to the same period last year.

•

Net sales comparisons year over year reflect a small benefit from the calendar shift of the Easter holiday, during which our stores are closed, out of the first quarter and into the second quarter of this year.

Store count as of March 30, 2014 was 425 versus 414 as of March 31, 2013. We closed four stores, two of which were relocations, in the 13 weeks ended March 30, 2014. We opened one new store and closed one store, which was a relocation, in the 13 weeks ended March 31, 2013. For fiscal 2014, we expect to open approximately 12 to 15 net new stores.

Gross Profit. Gross profit decreased by $7.8 million, or 9.7%, to $72.7 million, or 31.4% of net sales, in the 13 weeks ended March 30, 2014 from $80.5 million, or 32.7% of net sales, in the 13 weeks ended March 31, 2013. The change in gross profit was primarily attributable to the following:

•	Net sales decreased $15.0 million, or 6.1%, year over year in the first quarter of fiscal 2014.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 28 basis points versus the first quarter last year, when merchandise margins increased by 113 basis points versus the first quarter of fiscal 2012.

•	Store occupancy expense increased by $1.3 million, or 111 basis points, year over year in the first quarter of fiscal 2014 due primarily to the increase in store count.

•

Distribution expense decreased $1.0 million, or 17 basis points, resulting primarily from higher costs capitalized into inventory, partially offset by higher employee labor and benefit-related expense.

Selling and Administrative Expense. Selling and administrative expense increased by $1.0 million to $68.9 million, or 29.8% of net sales, in the 13 weeks ended March 30, 2014 from $67.9 million, or 27.6% of net sales, in the same period last year. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher store-related expense to support the increase in store count and added costs related to our new e-commerce initiative, partially offset by a reduction in advertising expense.

Interest Expense. Interest expense decreased by $0.1 million to $0.4 million in the 13 weeks ended March 30, 2014 compared to the first quarter of fiscal 2013. Interest expense reflected a decrease in average interest rates of 30 basis points to 2.0% in the first quarter of fiscal 2014 from 2.3% in the prior year. The impact of lower average interest rates was partially offset by an increase in average debt levels of $13.7 million to $55.3 million in the first quarter of fiscal 2014 from $41.6 million in the same period last year.

Income Taxes. The provision for income taxes was $1.3 million for the 13 weeks ended March 30, 2014 and $4.6 million for the 13 weeks ended March 31, 2013. Our effective tax rate was 38.3% for the first quarter of fiscal 2014 compared with 37.9% for the first quarter of fiscal 2013. The increased effective tax rate for the first quarter of fiscal 2014 compared to the same period in fiscal 2013 was primarily a reflection of the prior year’s retroactive reinstatement of work opportunity tax credits for 2012 which reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points. This impact was partially offset by other income tax credits representing a larger percentage of pre-tax income for the current year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility. We believe our cash on hand, future cash flows from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next 12 months.

We ended the first quarter of fiscal 2014 with $5.9 million of cash compared with $5.4 million at the end of the same period in fiscal 2013. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,401	$23,783
Investing activities	(3,810)	(3,219)
Financing activities	(3,089)	(22,842)

Net decrease in cash	$(3,498)	$(2,278)

Operating Activities. Net cash provided by operating activities for the 13 weeks ended March 30, 2014 and March 31, 2013 was $3.4 million and $23.8 million, respectively. The decrease in cash flow from operating activities for the 13 weeks ended March 30, 2014 compared to the same period last year primarily reflects the funding of higher inventory levels, including the timing of payments year over year, increased prepaid expenses related mainly to the timing of rent payments and the prepayment of income taxes, as well as lower net income for the period.

Investing Activities. Net cash used in investing activities for the 13 weeks ended March 30, 2014 and March 31, 2013 was $3.8 million and $3.2 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented all of the cash used in investing activities for each period.

Financing Activities. Net cash used in financing activities for the 13 weeks ended March 30, 2014 and March 31, 2013 was $3.1 million and $22.8 million, respectively. In the first quarter of fiscal 2014, net cash was used primarily to pay dividends and fund working capital, partially offset by increased net borrowings under our revolving credit facility. In the first quarter of fiscal 2013, net cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends.

As of March 30, 2014, we had revolving credit borrowings of $54.2 million and letter of credit commitments of $0.6 million outstanding. These balances compare to revolving credit borrowings of $43.0 million and letter of credit commitments of $0.9 million outstanding as of December 29, 2013 and revolving credit borrowings of $31.9 million and letter of credit commitments of $4.0 million outstanding as of March 31, 2013. The increase in revolving credit borrowings as of the end of the first quarter of fiscal 2014 compared to the same period last year primarily reflects higher inventory levels as a result of lower than anticipated sales, combined with reduced accounts payable due to the timing of payments.

In fiscal 2013 and the first quarter of fiscal 2014, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the second quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 13, 2014 to stockholders of record as of May 30, 2014.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our existing business conditions, our alternative cash requirements and the current market price of our stock. In fiscal 2013, we did not repurchase any shares of our common stock. In the first quarter of fiscal 2014, we repurchased 28,512 shares of common stock for $0.4 million. Since the inception of our initial share repurchase program in May 2006 through March 30, 2014, we have repurchased a total of 1,956,138 shares for $25.8 million, leaving a total of $9.2 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”) as further discussed below. The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $85.2 million and $96.1 million as of March 30, 2014 and December 29, 2013, respectively.

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

Future Capital Requirements. We had cash on hand of $5.9 million as of March 30, 2014. We expect capital expenditures for fiscal 2014, excluding non-cash acquisitions, to range from approximately $26.0 million to $30.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the planned development of an e-commerce platform. For fiscal 2014, we expect to open approximately 12 to 15 net new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the second quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 13, 2014 to stockholders of record as of May 30, 2014.

As of March 30, 2014, a total of $9.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our existing business conditions, our alternative cash requirements and the market price of our stock.

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

Issued and outstanding letters of credit were $0.6 million as of March 30, 2014, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, is a discussion of our future obligations and commitments as of December 29, 2013. In the 13 weeks ended March 30, 2014, our revolving credit borrowings increased by $11.2 million from the end of fiscal 2013. We entered into new operating lease agreements in relation to our business operations during the 13 weeks ended March 30, 2014. We do not believe that these operating leases or the increase in our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 29, 2013.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended March 30, 2014.

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

In fiscal 2013 and continuing into the first quarter of fiscal 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and certain related accessories, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, higher-than-expected costs related to the development of an e-commerce platform, delay in completing the e-commerce platform, lower-than-expected profitability of the e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of March 30, 2014, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of March 30, 2014.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 30, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. The court has scheduled a hearing for October 1, 2014, to consider granting final approval of the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the

Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended March 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)

December 30 – January 26	—	$—	—	$9,633,000
January 27 – February 23	—	$—	—	$9,633,000
February 24 – March 30 (3)	81,439	$15.15	28,512	$9,208,000

Total	81,439		28,512	$9,208,000

(1)

The Company repurchased 28,512 shares of its common stock for $0.4 million during the first fiscal quarter ended March 30, 2014 under a previously announced plan, and withheld 52,927 shares of Company common stock totaling $0.8 million to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees. The current repurchase plan was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Through March 30, 2014, the Company has repurchased 1,219,395 shares of its common stock for $10.8 million, and a total of $9.2 million remained available for share repurchases under the current authorization. Since the inception of its initial share repurchase program in May 2006 through March 30, 2014, the Company has repurchased a total of 1,956,138 shares for $25.8 million.

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

(3)

Shares purchased in this monthly period include 52,927 shares of Company common stock withheld by the Company, as discussed in footnote 1 to this table. The average price paid per share of such withheld shares was $15.27, which reflects the closing market value of the Company’s common stock on the date the shares were withheld. The remaining 28,512 shares reflected for this monthly period were repurchased under the current authorization at an average price paid per share of $14.92. The average price paid per share for these transactions was $15.15.

(4)

This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans, and does not include $0.8 million withheld to satisfy minimum statutory tax withholding obligations, as discussed in footnote 1 to this table.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: April 30, 2014	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: April 30, 2014	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)