Form 10-Q
period 2014-06-29
BIG 5 SPORTING GOODS CORP
filed 2014-07-30
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

There were 22,307,900 shares of common stock, with a par value of $0.01 per share outstanding as of July 24, 2014.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$6,230	$9,400
Accounts receivable, net of allowances of $51 and $105, respectively	10,999	16,301
Merchandise inventories, net	324,940	300,952
Prepaid expenses	13,198	6,356
Deferred income taxes	9,885	12,000

Total current assets	365,252	345,009

Property and equipment, net	72,453	75,608
Deferred income taxes	14,682	13,564
Other assets, net of accumulated amortization of $979 and $891, respectively	3,734	3,274
Goodwill	4,433	4,433

Total assets	$460,554	$441,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,413	$104,826
Accrued expenses	55,698	69,923
Current portion of capital lease obligations	1,376	1,567

Total current liabilities	171,487	176,316

Deferred rent, less current portion	19,924	21,078
Capital lease obligations, less current portion	1,410	1,595
Long-term debt	68,173	43,018
Other long-term liabilities	9,963	9,111

Total liabilities	270,957	251,118

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,441,060 and 24,339,537 shares, respectively; outstanding 22,307,700 and 22,297,701 shares, respectively	244	244
Additional paid-in capital	109,805	109,901
Retained earnings	106,692	106,565
Less: Treasury stock, at cost; 2,133,360 and 2,041,836 shares, respectively	(27,144)	(25,940)

Total stockholders’ equity	189,597	190,770

Total liabilities and stockholders’ equity	$460,554	$441,888

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$231,150	$239,899	$462,413	$486,165
Cost of sales	155,577	160,226	314,162	326,017

Gross profit	75,573	79,673	148,251	160,148
Selling and administrative expense	71,146	69,180	140,050	137,108

Operating income	4,427	10,493	8,201	23,040
Interest expense	371	418	805	871

Income before income taxes	4,056	10,075	7,396	22,169
Income taxes	1,521	3,971	2,801	8,551

Net income	$2,535	$6,104	$4,595	$13,618

Earnings per share:
Basic	$0.12	$0.28	$0.21	$0.63

Diluted	$0.11	$0.28	$0.21	$0.62

Dividends per share	$0.10	$0.10	$0.20	$0.20

Weighted-average shares of common stock outstanding:
Basic	21,985	21,714	21,982	21,583

Diluted	22,113	22,005	22,198	21,936

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420
Net income	—	—	—	13,618	—	13,618
Dividends on common stock ($0.20 per share)	—	—	—	(4,396)	—	(4,396)
Issuance of nonvested share awards	127,020	1	(1)	—	—	—
Exercise of share option awards	376,020	4	3,402	—	—	3,406
Share-based compensation	—	—	928	—	—	928
Tax benefit from share-based awards activity	—	—	1,173	—	—	1,173
Forfeiture of nonvested share awards	(1,200)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance as of June 30, 2013	22,201,276	$243	$107,519	$96,686	$(25,940)	$178,508

Balance as of December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770
Net income	—	—	—	4,595	—	4,595
Dividends on common stock ($0.20 per share)	—	—	—	(4,468)	—	(4,468)
Issuance of nonvested share awards	152,920	1	(1)	—	—	—
Exercise of share option awards	8,925	—	55	—	—	55
Share-based compensation	—	—	985	—	—	985
Tax deficiency from share-based awards activity	—	—	(327)	—	—	(327)
Forfeiture of nonvested share awards	(7,395)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(91,524)	—	—	—	(1,204)	(1,204)

Balance as of June 29, 2014	22,307,700	$244	$109,805	$106,692	$(27,144)	$189,597

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$4,595	$13,618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,534	9,739
Impairment of store assets	756	—
Share-based compensation	985	928
Excess tax benefit related to share-based awards	(181)	(1,369)
Amortization of debt issuance costs	88	127
Deferred income taxes	997	55
Changes in operating assets and liabilities:
Accounts receivable, net	5,302	992
Merchandise inventories, net	(23,988)	(23,232)
Prepaid expenses and other assets	(7,717)	(1,795)
Accounts payable	19,779	22,288
Accrued expenses and other long-term liabilities	(13,354)	(10,943)

Net cash (used in) provided by operating activities	(2,204)	10,408

Cash flows from investing activities:
Purchases of property and equipment	(8,785)	(6,740)
Proceeds from solar energy rebate	100	—

Net cash used in investing activities	(8,685)	(6,740)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	105,588	117,463
Principal payments under revolving credit facility	(80,433)	(120,051)
Changes in book overdraft	(10,326)	(1,570)
Principal payments under capital lease obligations	(827)	(908)
Proceeds from exercise of share option awards	55	3,406
Excess tax benefit related to share-based awards	181	1,369
Purchases of treasury stock	(1,204)	(75)
Tax withholding payments for share-based compensation	(809)	(641)
Dividends paid	(4,506)	(4,393)

Net cash provided by (used in) financing activities	7,719	(5,400)

Net decrease in cash	(3,170)	(1,732)
Cash at beginning of period	9,400	7,635

Cash at end of period	$6,230	$5,903

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$451	$392

Property and equipment additions unpaid	$1,876	$2,135

Supplemental disclosures of cash flow information:
Interest paid	$759	$732

Income taxes paid	$4,558	$9,121

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 427 stores in 12 states as of June 29, 2014. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the future impact of the issuance of ASU No. 2014-09.

There have been no other recently issued accounting updates that had a material impact on the Company’s Interim Financial Statements.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of commitments and contingencies as of the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, and goodwill; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based compensation awards; and obligations related to asset retirements, litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2014). The Company recognized approximately $109,000 and $217,000 in gift card breakage revenue for the 13 and 26 weeks ended June 29, 2014, respectively, compared to approximately $104,000 and $209,000 in gift card breakage revenue for the 13 and 26 weeks ended June 30, 2013, respectively.

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

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or market using the weighted-average cost method that approximates the first-in, first-out method. Average cost includes the direct purchase price of merchandise inventory, net of certain vendor allowances and cash discounts, in-bound freight-related expense and allocated overhead expense associated with the Company’s distribution center.

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

(3) Impairment of Long-Lived Assets

In the second quarter of fiscal 2014, the Company recognized a pre-tax non-cash impairment charge of $0.8 million related to certain underperforming stores. This impairment charge is included in selling and administrative expense in the accompanying interim unaudited condensed consolidated statement of operations. No impairment charges were recognized in the first half of fiscal 2013.

(4) Fair Value Measurements

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

During the first half of fiscal 2014, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment. The Company classified these fair value measurements as Level 3, in accordance with ASC 820, Fair Value Measurement.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5) Accrued Expenses

The major components of accrued expenses are as follows:

	June 29, 2014	December 29, 2013
	(In thousands)
Payroll and related expense	$17,920	$23,240
Occupancy expense	8,536	9,392
Sales tax	6,007	10,110
Self-insurance liabilities	4,535	4,357
Advertising	4,459	5,734
Other	14,241	17,090

Accrued expenses	$55,698	$69,923

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

The Company had long-term revolving credit borrowings of $68.2 million and $43.0 million as of June 29, 2014 and December 29, 2013, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $71.2 million and $96.1 million as of June 29, 2014 and December 29, 2013, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of June 29, 2014 and December 29, 2013, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

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

As of June 29, 2014 and December 29, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of June 29, 2014 and December 29, 2013, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except per share data)
Net income	$2,535	$6,104	$4,595	$13,618

Weighted-average shares of common stock outstanding:
Basic	21,985	21,714	21,982	21,583
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	128	291	216	353

Diluted	22,113	22,005	22,198	21,936

Basic earnings per share	$0.12	$0.28	$0.21	$0.63

Diluted earnings per share	$0.11	$0.28	$0.21	$0.62

The computation of diluted earnings per share for the 13 weeks ended June 29, 2014, the 26 weeks ended June 29, 2014, the 13 weeks ended June 30, 2013 and the 26 weeks ended June 30, 2013 does not include share option awards in the amounts of 505,800, 548,679, 790,269 and 801,895, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the 13 weeks ended June 29, 2014, the 26 weeks ended June 29, 2014, the 13 weeks ended June 30, 2013 and the 26 weeks ended June 30, 2013 does not include nonvested share awards and nonvested share unit awards in the amounts of 231,538, 142, 4,945 and 2,473 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

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

(10) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.0 million in share-based compensation expense for the 13 weeks and 26 weeks ended June 29, 2014, respectively, compared to $0.5 million and $0.9 million in share-based compensation expense for the 13 weeks and 26 weeks ended June 30, 2013, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 26 weeks ended June 29, 2014 and June 30, 2013, the Company granted 18,000 and 30,500 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the 26 weeks ended June 29, 2014 and June 30, 2013 was $4.80 and $8.37, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2013	989,130	$17.83
Granted	18,000	11.93
Exercised	(8,925)	6.20
Forfeited or Expired	(218,400)	24.58

Outstanding at June 29, 2014	779,805	$15.94	3.30	$1,439,518

Exercisable at June 29, 2014	711,180	$16.31	2.80	$1,297,960

Vested and Expected to Vest at June 29, 2014	778,869	$15.94	3.30	$1,438,602

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $12.26 as of June 29, 2014, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for the 26 weeks ended June 29, 2014 and June 30, 2013 was approximately $0.1 million and $3.9 million, respectively. The total cash received from employees as a result of employee share option award exercises for the 26 weeks ended June 29, 2014 and June 30, 2013 was approximately $55,000 and $3.4 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in the 26 weeks ended June 29, 2014 and June 30, 2013 totaled $41,000 and $1.5 million, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Risk-free interest rate	1.8%	1.4%	1.8%	1.4%
Expected term	5.8 years	6.9 years	5.8 years	6.9 years
Expected volatility	57.0%	57.0%	57.0%	57.0%
Expected dividend yield	3.3%	2.2%	3.3%	2.3%

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

As of June 29, 2014, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.5 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 26 weeks ended June 29, 2014 and June 30, 2013 was $2.1 million and $1.8 million, respectively. The total fair value of nonvested share unit awards which vested during the 26 weeks ended June 29, 2014 and June 30, 2013 was $0.1 million and $38,000, respectively.

The Company granted 152,920 and 127,020 nonvested share awards in the 26 weeks ended June 29, 2014 and June 30, 2013, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 26 weeks ended June 29, 2014 and June 30, 2013 was $15.14 and $15.56, respectively.

The following table details the Company’s nonvested share awards activity for the 26 weeks ended June 29, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of December 29, 2013	333,770	$12.38
Granted	152,920	15.14
Vested	(137,615)	12.67
Forfeited	(7,395)	13.52

Balance as of June 29, 2014	341,680	$13.47

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 26 weeks ended June 29, 2014, the Company withheld 52,927 common shares with a total value of $0.8 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the 26 weeks ended June 29, 2014 and June 30, 2013, the Company granted 12,000 and 12,000 nonvested share unit awards, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 26 weeks ended June 29, 2014 and June 30, 2013 was $11.93 and $20.29, respectively. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

As of June 29, 2014, there was $3.9 million and $0.4 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.8 years and 3.0 years for nonvested share awards and nonvested share unit awards, respectively.

(11) Subsequent Event

In the third quarter of fiscal 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2014 to stockholders of record as of August 29, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of June 29, 2014, and the related condensed consolidated statements of operations for the 13 and 26 weeks ended June 29, 2014 and June 30, 2013, and of stockholders’ equity and cash flows for the 26 weeks ended June 29, 2014 and June 30, 2013. These interim financial statements are the responsibility of the Corporation’s management.

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

July 30, 2014

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

Overview

We are a leading sporting goods retailer in the western United States, operating 427 stores in 12 states under the name “Big 5 Sporting Goods” as of June 29, 2014. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our weaker operating results for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 were mainly attributable to our lower sales levels, including a decrease in same store sales of 4.9%. Our lower same store sales in the second quarter of fiscal 2014 compared to the same period last year primarily reflected reduced demand for firearms, ammunition and related products as well as softness in our overall consumer environment.

•

Net sales for the second quarter of fiscal 2014 decreased 3.6% to $231.2 million compared to $239.9 million for the second quarter of fiscal 2013. The decrease in net sales was primarily attributable to a decrease in same store sales of 4.9% as well as a reduction in closed store sales, partially offset by added sales from new stores. Net sales comparisons year over year reflect a small unfavorable impact from the calendar shift of the Easter holiday, during which our stores are closed, out of the first quarter and into the second quarter of this year.

•

Net income for the second quarter of fiscal 2014 decreased to $2.5 million, or $0.11 per diluted share, compared to $6.1 million, or $0.28 per diluted share, for the second quarter of fiscal 2013. The decrease in net income was driven primarily by lower net sales and merchandise margins resulting in lower gross profit, as well as an increase in selling and administrative expense.

•

Gross profit for the second quarter of fiscal 2014 represented 32.7% of net sales, compared with 33.2% in the same quarter of the prior year. The decrease in gross profit margin resulted mainly from a year over year decrease in merchandise margins of 19 basis points and increased store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for the second quarter of fiscal 2014 increased 2.8% to $71.1 million, or 30.8% of net sales, compared to $69.2 million, or 28.8% of net sales, for the second quarter of fiscal 2013. The increase in selling and administrative expense was primarily attributable to higher employee labor and benefit-related expense, higher store-related expense to support the increase in store count and an impairment charge as discussed in the Results of Operations section below.

•

Operating income for the second quarter of fiscal 2014 decreased to $4.4 million, or 1.9% of net sales, compared to $10.5 million, or 4.4% of net sales, for the second quarter of fiscal 2013. The decrease in operating income primarily reflected lower net sales and merchandise margins resulting in lower gross profit, as well as an increase in selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 29, 2014 Compared to 13 Weeks Ended June 30, 2013

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 29, 2014		June 30, 2013
	(In thousands, except percentages)
Net sales	$231,150	100.0%	$239,899	100.0%
Cost of sales (1)	155,577	67.3	160,226	66.8

Gross profit	75,573	32.7	79,673	33.2
Selling and administrative expense (2)	71,146	30.8	69,180	28.8

Operating income	4,427	1.9	10,493	4.4
Interest expense	371	0.2	418	0.2

Income before income taxes	4,056	1.7	10,075	4.2
Income taxes	1,521	0.6	3,971	1.7

Net income	$2,535	1.1%	$6,104	2.5%

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

Net Sales. Net sales decreased by $8.7 million, or 3.6%, to $231.2 million in the 13 weeks ended June 29, 2014 from $239.9 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales decreased by $11.5 million, or 4.9%, for the 13 weeks ended June 29, 2014, versus the comparable 13-week period in the prior year. Our lower same store sales compared to the same period last year primarily reflected reduced demand for firearms, ammunition and related products as well as softness in our overall consumer environment. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 18 new stores since March 31, 2013, partially offset by a reduction in closed store sales.

•	We experienced decreased customer transactions in our retail stores, and the average sale per transaction declined slightly in the second quarter of fiscal 2014 compared to the same period last year.

•

Net sales comparisons year over year reflect a small unfavorable impact from the calendar shift of the Easter holiday, during which our stores are closed, out of the first quarter and into the second quarter of this year.

Store count as of June 29, 2014 was 427 versus 416 as of June 30, 2013. We opened two new stores in the 13 weeks ended June 29, 2014. We opened two new stores, one of which was a relocation, in the 13 weeks ended June 30, 2013. For fiscal 2014, we expect to open approximately 12 net new stores.

Gross Profit. Gross profit decreased by $4.1 million, or 5.1%, to $75.6 million, or 32.7% of net sales, in the 13 weeks ended June 29, 2014 from $79.7 million, or 33.2% of net sales, in the 13 weeks ended June 30, 2013. The change in gross profit was primarily attributable to the following:

•	Net sales decreased $8.7 million, or 3.6%, year over year in the second quarter of fiscal 2014.

•	Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 19 basis points versus the second quarter last year.

•	Store occupancy expense increased by $1.2 million, or 85 basis points, year over year in the second quarter of fiscal 2014 due primarily to the increase in store count.

•

Distribution expense decreased $1.5 million, or 52 basis points, resulting primarily from higher costs capitalized into inventory, partially offset by higher employee labor and benefit-related expense and higher trucking expense.

Selling and Administrative Expense. Selling and administrative expense increased by $1.9 million to $71.1 million, or 30.8% of net sales, in the 13 weeks ended June 29, 2014 from $69.2 million, or 28.8% of net sales, in the same period last year. The year-over-year increase in selling and administrative expense as a percentage of net sales reflects lower net sales along with higher expense. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related expense, higher operating expense to support the increase in store count and added costs related to our new e-commerce initiative. We also recorded a pre-tax non-cash impairment charge of $0.8 million related to certain underperforming stores, as discussed in Note 3 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense remained flat at $0.4 million in the 13 weeks ended June 29, 2014 compared to the second quarter of fiscal 2013. Interest expense reflected a decrease in average interest rates of 20 basis points to 1.8% in the second quarter of fiscal 2014 from 2.0% in the prior year. The impact of lower average interest rates was offset by an increase in average debt levels of $24.5 million to $62.2 million in the second quarter of fiscal 2014 from $37.7 million in the same period last year.

Income Taxes. The provision for income taxes was $1.5 million for the 13 weeks ended June 29, 2014 and $4.0 million for the 13 weeks ended June 30, 2013. Our effective tax rate was 37.5% for the second quarter of fiscal 2014 compared with 39.4% for the second quarter of fiscal 2013. The decreased effective tax rate for the second quarter of fiscal 2014 compared to the same period in fiscal 2013 primarily reflected income tax credits representing a larger percentage of pre-tax income for the current year.

26 Weeks Ended June 29, 2014 Compared to 26 Weeks Ended June 30, 2013

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 29, 2014		June 30, 2013
	(In thousands, except percentages)
Net sales	$462,413	100.0%	$486,165	100.0%
Cost of sales (1)	314,162	67.9	326,017	67.1

Gross profit	148,251	32.1	160,148	32.9
Selling and administrative expense (2)	140,050	30.3	137,108	28.2

Operating income	8,201	1.8	23,040	4.7
Interest expense	805	0.2	871	0.2

Income before income taxes	7,396	1.6	22,169	4.5
Income taxes	2,801	0.6	8,551	1.7

Net income	$4,595	1.0%	$13,618	2.8%

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

Net Sales. Net sales decreased by $23.8 million, or 4.9%, to $462.4 million in the 26 weeks ended June 29, 2014 from $486.2 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales decreased by $30.4 million, or 6.4%, for the 26 weeks ended June 29, 2014, versus the comparable 26-week period in the prior year. Our lower same store sales compared to the same period last year reflected reduced demand for firearms, ammunition and related products as well as softness in our overall consumer environment, combined with lower sales of winter-related merchandise as a result of unseasonably warm and dry winter-weather conditions in our primary markets in the first quarter of fiscal 2014. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 19 new stores since December 30, 2012, partially offset by a reduction in closed store sales.

•	We experienced decreased customer transactions in our retail stores, and the average sale per transaction also declined in the first half of fiscal 2014 compared to the same period last year.

Store count as of June 29, 2014 was 427 versus 416 as of June 30, 2013. We opened two new stores and closed four stores, two of which were relocations, in the 26 weeks ended June 29, 2014. We opened three new stores, one of which was a relocation, and closed one store, which was a relocation, in the 26 weeks ended June 30, 2013. For fiscal 2014, we expect to open approximately 12 net new stores.

Gross Profit. Gross profit decreased by $11.8 million, or 7.4%, to $148.3 million, or 32.1% of net sales, in the 26 weeks ended June 29, 2014 from $160.1 million, or 32.9% of net sales, in the 26 weeks ended June 30, 2013. The change in gross profit was primarily attributable to the following:

•	Net sales decreased $23.8 million, or 4.9%, year over year in the first half of fiscal 2014.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 24 basis points versus the first half of last year, when merchandise margins increased 73 basis points versus the first half of fiscal 2012.

•	Store occupancy expense increased by $2.6 million, or 98 basis points, year over year in the first half of fiscal 2014 due primarily to the increase in store count.

•

Distribution expense decreased $2.5 million, or 35 basis points, resulting primarily from higher costs capitalized into inventory, partially offset by higher employee labor and benefit-related expense and higher trucking expense.

Selling and Administrative Expense. Selling and administrative expense increased by $2.9 million to $140.0 million, or 30.3% of net sales, in the 26 weeks ended June 29, 2014 from $137.1 million, or 28.2% of net sales, in the same period last year. The year-over-year increase in selling and administrative expense as a percentage of net sales reflects lower net sales along with higher expense. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related expense, higher operating expense to support the increase in store count and added costs related to our new e-commerce initiative. We also recorded a pre-tax non-cash impairment charge of $0.8 million related to certain underperforming stores, as discussed in Note 3 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense decreased by $0.1 million to $0.8 million in the 26 weeks ended June 29, 2014 compared to the same period last year. Interest expense reflected a decrease in average interest rates of 30 basis points to 1.9% in the first half of fiscal 2014 from 2.2% in the prior year. The impact of lower average interest rates was partially offset by an increase in average debt levels of $19.0 million to $58.7 million in the first half of fiscal 2014 from $39.7 million in the same period last year.

Income Taxes. The provision for income taxes was $2.8 million for the 26 weeks ended June 29, 2014 and $8.6 million for the 26 weeks ended June 30, 2013. Our effective tax rate was 37.9% for the first half of fiscal 2014 compared with 38.6% for the first half of fiscal 2013. The decreased effective tax rate for the first half of fiscal 2014 compared to the same period in fiscal 2013 primarily reflected income tax credits representing a larger percentage of pre-tax income for the current year. The effective rate for the first half of fiscal 2013 included the retroactive reinstatement of the work opportunity tax credit (“WOTC”) for 2012, which resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of the WOTC reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points.

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

We ended the first half of fiscal 2014 with $6.2 million of cash compared with $5.9 million at the end of the same period in fiscal 2013. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(2,204)	$10,408
Investing activities	(8,685)	(6,740)
Financing activities	7,719	(5,400)

Net decrease in cash	$(3,170)	$(1,732)

Operating Activities. Net cash used in operating activities for the 26 weeks ended June 29, 2014 was $2.2 million and net cash provided by operating activities for the 26 weeks ended June 30, 2013 was $10.4 million. The decrease in cash flow from operating activities for the 26 weeks ended June 29, 2014 compared to the same period last year primarily reflects lower net income for the period and increased prepaid expenses related mainly to the timing of rent payments and the prepayment of income taxes, partially offset by decreases in credit card receivables.

Investing Activities. Net cash used in investing activities for the 26 weeks ended June 29, 2014 and June 30, 2013 was $8.7 million and $6.7 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented substantially all of the cash used in investing activities for both periods. The higher capital expenditures in the current year primarily reflect software purchases related to the development of a new point-of-sale system, costs related to the development of an e-commerce platform and increased investment in existing store remodeling.

Financing Activities. Net cash provided by financing activities for the 26 weeks ended June 29, 2014 was $7.7 million and net cash used in financing activities for the 26 weeks ended June 30, 2013 was $5.4 million. In the first half of fiscal 2014, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments and treasury stock repurchases. In the first half of fiscal 2013, net cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends, partially offset by proceeds received from the exercise of employee share option awards.

As of June 29, 2014, we had revolving credit borrowings of $68.2 million and letter of credit commitments of $0.6 million outstanding. These balances compare to revolving credit borrowings of $43.0 million and letter of credit commitments of $0.9 million outstanding as of December 29, 2013 and revolving credit borrowings of $44.9 million and letter of credit commitments of $4.0 million outstanding as of June 30, 2013. The increase in revolving credit borrowings as of the end of the first half of fiscal 2014 compared to the same period last year primarily reflects higher inventory levels as a result of lower-than-anticipated sales as well as increased funding of other working capital.

In fiscal 2013 and the first half of fiscal 2014, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the third quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2014 to stockholders of record as of August 29, 2014.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our existing business conditions, our alternative cash requirements and the current market price of our stock. In fiscal 2013, we did not repurchase any shares of our common stock. In the first half of fiscal 2014, we repurchased 91,524 shares of common stock for $1.2 million. Since the inception of our initial share repurchase program in May 2006 through June 29, 2014, we have repurchased a total of 2,019,150 shares for $26.6 million, leaving a total of $8.4 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”) as further discussed below. The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $71.2 million and $96.1 million as of June 29, 2014 and December 29, 2013, respectively.

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

Future Capital Requirements. We had cash on hand of $6.2 million as of June 29, 2014. We expect capital expenditures for fiscal 2014, excluding non-cash acquisitions, to range from approximately $25.0 million to $29.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the planned development of an e-commerce platform. For fiscal 2014, we expect to open approximately 12 net new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the third quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2014 to stockholders of record as of August 29, 2014.

As of June 29, 2014, a total of $8.4 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our existing business conditions, our alternative cash requirements and the market price of our stock.

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

Issued and outstanding letters of credit were $0.6 million as of June 29, 2014, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, is a discussion of our future obligations and commitments as of December 29, 2013. In the 26 weeks ended June 29, 2014, our revolving credit borrowings increased by $25.2 million from the end of fiscal 2013. We entered into new operating lease agreements in relation to our business operations during the 26 weeks ended June 29, 2014. We do not believe that these operating leases or the increase in our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 29, 2013.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended June 29, 2014.

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

In fiscal 2013 and continuing into the first half of fiscal 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearms, ammunition and related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, higher-than-expected costs related to the development of an e-commerce platform, delay in completing the e-commerce platform, lower-than-expected profitability of the e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of June 29, 2014, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of June 29, 2014.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 29, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended June 29, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
March 31 – April 27	8,012	$15.01	8,012	$9,088,000
April 28 – May 25	55,000	$11.98	55,000	$8,429,000
May 26 – June 29	—	$—	—	$8,429,000

Total	63,012		63,012	$8,429,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of the initial share repurchase program in May 2006 through June 29, 2014, the Company has repurchased a total of 2,019,150 shares for $26.6 million, leaving a total of $8.4 million available for share repurchases under the current share repurchase program.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: July 30, 2014	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 30, 2014	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)