Form 10-Q
period 2014-09-28
BIG 5 SPORTING GOODS Corp
filed 2014-10-29
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

There were 22,173,745 shares of common stock, with a par value of $0.01 per share outstanding as of October 22, 2014.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$5,641	$9,400
Accounts receivable, net of allowances of $132 and $105, respectively	9,381	16,301
Merchandise inventories, net	307,526	300,952
Prepaid expenses	6,159	6,356
Deferred income taxes	9,855	12,000

Total current assets	338,562	345,009

Property and equipment, net	75,524	75,608
Deferred income taxes	15,671	13,564
Other assets, net of accumulated amortization of $1,023 and $891, respectively	3,205	3,274
Goodwill	4,433	4,433

Total assets	$437,395	$441,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,857	$104,826
Accrued expenses	61,376	69,923
Current portion of capital lease obligations	1,335	1,567

Total current liabilities	156,568	176,316

Deferred rent, less current portion	20,681	21,078
Capital lease obligations, less current portion	1,372	1,595
Long-term debt	55,381	43,018
Other long-term liabilities	9,341	9,111

Total liabilities	243,343	251,118

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,438,505 and 24,339,537 shares, respectively; outstanding 22,190,945 and 22,297,701 shares, respectively	245	244
Additional paid-in capital	110,184	109,901
Retained earnings	111,927	106,565
Less: Treasury stock, at cost; 2,247,560 and 2,041,836 shares, respectively	(28,304)	(25,940)

Total stockholders’ equity	194,052	190,770

Total liabilities and stockholders’ equity	$437,395	$441,888

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$265,115	$259,121	$727,528	$745,286
Cost of sales	179,055	171,331	493,217	497,348

Gross profit	86,060	87,790	234,311	247,938
Selling and administrative expense	73,842	72,432	213,892	209,540

Operating income	12,218	15,358	20,419	38,398
Interest expense	386	395	1,191	1,266

Income before income taxes	11,832	14,963	19,228	37,132
Income taxes	4,366	5,825	7,167	14,376

Net income	$7,466	$9,138	$12,061	$22,756

Earnings per share:
Basic	$0.34	$0.42	$0.55	$1.05

Diluted	$0.34	$0.41	$0.54	$1.03

Dividends per share	$0.10	$0.10	$0.30	$0.30

Weighted-average shares of common stock outstanding:
Basic	21,926	21,933	21,964	21,700

Diluted	22,038	22,231	22,163	22,032

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Total
	Common Stock
	Shares	Amount
Balance as of December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420
Net income	—	—	—	22,756	—	22,756
Dividends on common stock ($0.30 per share)	—	—	—	(6,616)	—	(6,616)
Issuance of nonvested share awards	127,020	1	(1)	—	—	—
Exercise of share option awards	474,345	5	4,520	—	—	4,525
Share-based compensation	—	—	1,394	—	—	1,394
Tax benefit from share-based awards activity	—	—	1,446	—	—	1,446
Forfeiture of nonvested share awards	(9,695)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance as of September 29, 2013	22,291,106	$244	$109,376	$103,604	$(25,940)	$187,284

Balance as of December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770
Net income	—	—	—	12,061	—	12,061
Dividends on common stock ($0.30 per share)	—	—	—	(6,699)	—	(6,699)
Issuance of nonvested share awards	152,920	2	(2)	—	—	—
Exercise of share option awards	10,525	—	63	—	—	63
Share-based compensation	—	—	1,451	—	—	1,451
Tax deficiency from share-based awards activity	—	—	(421)	—	—	(421)
Forfeiture of nonvested share awards	(11,550)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(205,724)	—	—	—	(2,364)	(2,364)

Balance as of September 28, 2014	22,190,945	$245	$110,184	$111,927	$(28,304)	$194,052

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$12,061	$22,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,947	14,890
Impairment of store assets	756	72
Share-based compensation	1,451	1,394
Excess tax benefit related to share-based awards	(184)	(1,708)
Amortization of debt issuance costs	132	190
Deferred income taxes	38	(237)
Changes in operating assets and liabilities:
Accounts receivable, net	6,920	3,899
Merchandise inventories, net	(6,574)	(17,589)
Prepaid expenses and other assets	134	(341)
Accounts payable	4,558	6,690
Accrued expenses and other long-term liabilities	(10,157)	(4,837)

Net cash provided by operating activities	25,082	25,179

Cash flows from investing activities:
Purchases of property and equipment	(14,727)	(12,597)
Proceeds from solar energy rebate	100	—

Net cash used in investing activities	(14,627)	(12,597)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	149,649	176,602
Principal payments under revolving credit facility	(137,286)	(186,124)
Changes in book overdraft	(15,733)	(3,334)
Principal payments under capital lease obligations	(1,233)	(1,352)
Proceeds from exercise of share option awards	63	4,525
Excess tax benefit related to share-based awards	184	1,708
Purchases of treasury stock	(2,345)	(75)
Tax withholding payments for share-based compensation	(809)	(641)
Dividends paid	(6,704)	(6,595)

Net cash used in financing activities	(14,214)	(15,286)

Net decrease in cash	(3,759)	(2,704)
Cash at beginning of period	9,400	7,635

Cash at end of period	$5,641	$4,931

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$792	$392

Property and equipment additions unpaid	$4,077	$4,948

Supplemental disclosures of cash flow information:
Interest paid	$1,096	$1,070

Income taxes paid	$4,558	$12,122

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 429 stores in 12 states as of September 28, 2014. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its wholly-owned subsidiary, and Big 5 Services Corp., which is a wholly-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect that the adoption of this ASU will have a material impact on the consolidated financial statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2014). The Company recognized approximately $110,000 and $326,000 in gift card breakage revenue for the 13 and 39 weeks ended September 28, 2014, respectively, compared to approximately $105,000 and $314,000 in gift card breakage revenue for the 13 and 39 weeks ended September 29, 2013, respectively.

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

(3) Impairment of Long-Lived Assets

For the 39 weeks ended September 28, 2014 and September 29, 2013, the Company recognized pre-tax non-cash impairment charges of $0.8 million and $0.1 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense in the accompanying interim unaudited condensed consolidated statements of operations.

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

During the 39 weeks ended September 28, 2014 and September 29, 2013, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment. The Company classified these fair value measurements as Level 3, in accordance with ASC 820, Fair Value Measurement.

(5) Accrued Expenses

The major components of accrued expenses are as follows:

	September 28, 2014	December 29, 2013
	(In thousands)
Payroll and related expense	$19,101	$23,240
Occupancy expense	9,670	9,392
Sales tax	7,014	10,110
Self-insurance liabilities	4,467	4,357
Advertising	2,891	5,734
Other	18,233	17,090

Accrued expenses	$61,376	$69,923

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

The Company had long-term revolving credit borrowings of $55.4 million and $43.0 million as of September 28, 2014 and December 29, 2013, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $83.9 million and $96.1 million as of September 28, 2014 and December 29, 2013, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of September 28, 2014 and December 29, 2013, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2011 and after, and state and local income tax returns are open for fiscal years 2009 and after.

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

As of September 28, 2014 and December 29, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of September 28, 2014 and December 29, 2013, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per share data)
Net income	$7,466	$9,138	$12,061	$22,756

Weighted-average shares of common stock outstanding:
Basic	21,926	21,933	21,964	21,700
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	112	298	199	332

Diluted	22,038	22,231	22,163	22,032

Basic earnings per share	$0.34	$0.42	$0.55	$1.05

Diluted earnings per share	$0.34	$0.41	$0.54	$1.03

The computation of diluted earnings per share for the 13 weeks ended September 28, 2014, the 39 weeks ended September 28, 2014, the 13 weeks ended September 29, 2013 and the 39 weeks ended September 29, 2013 does not include share option awards in the amounts of 507,259, 528,123, 474,271 and 779,443, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the 13 weeks ended September 28, 2014, the 39 weeks ended September 28, 2014 and the 39 weeks ended September 29, 2013 does not include nonvested share awards and nonvested share unit awards in the amounts of 260,691, 1,320 and 7,648 shares, respectively, that were outstanding and antidilutive, since the

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards or nonvested share unit awards were antidilutive for the 13 weeks ended September 29, 2013.

(9) Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. The court has scheduled a hearing for November 10, 2014, to consider granting final approval of the settlement. Under the terms of the

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.5 million in share-based compensation expense for the 13 weeks and 39 weeks ended September 28, 2014, respectively, compared to $0.5 million and $1.4 million in share-based compensation expense for the 13 weeks and 39 weeks ended September 29, 2013, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 39 weeks ended September 28, 2014 and September 29, 2013, the Company granted 18,000 and 30,500 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the 39 weeks ended September 28, 2014 and September 29, 2013 was $4.80 and $8.37, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2013	989,130	$17.83
Granted	18,000	11.93
Exercised	(10,525)	5.99
Forfeited or Expired	(253,700)	24.12

Outstanding at September 28, 2014	742,905	$15.71	3.20	$777,818

Exercisable at September 28, 2014	679,905	$16.01	2.70	$723,818

Vested and Expected to Vest at September 28, 2014	742,121	$15.72	3.20	$777,551

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $9.69 as of September 28, 2014, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for the 39 weeks ended September 28, 2014 and September 29, 2013 was approximately $0.1 million and $5.0 million, respectively. The total cash received from employees as a result of employee share option award exercises for the 39 weeks ended September 28, 2014 and September 29, 2013 was approximately $63,000 and $4.5 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in the 39 weeks ended September 28, 2014 and September 29, 2013 totaled $45,000 and $2.0 million, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	39 Weeks Ended
	September 28, 2014	September 29, 2013
Risk-free interest rate	1.8%	1.4%
Expected term	5.8 years	6.9 years
Expected volatility	57.0%	57.5%
Expected dividend yield	3.3%	2.3%

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

As of September 28, 2014, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.4 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest from the date of grant in four equal annual installments of 25% per year. Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 39 weeks ended September 28, 2014 and September 29, 2013 was $2.1 million and $1.8 million, respectively. The total fair value of nonvested share unit awards which vested during the 39 weeks ended September 28, 2014 and September 29, 2013 was $0.1 million and $38,000, respectively.

The Company granted 152,920 and 127,020 nonvested share awards in the 39 weeks ended September 28, 2014 and September 29, 2013, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 39 weeks ended September 28, 2014 and September 29, 2013 was $15.14 and $15.56, respectively.

The following table details the Company’s nonvested share awards activity for the 39 weeks ended September 28, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of December 29, 2013	333,770	$12.38
Granted	152,920	15.14
Vested	(137,615)	12.67
Forfeited	(11,550)	13.38

Balance as of September 28, 2014	337,525	$13.48

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 39 weeks ended September 28, 2014, the Company withheld 52,927 common shares with a total value of $0.8 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the 39 weeks ended September 28, 2014 and September 29, 2013, the Company granted 12,000 and 12,000 nonvested share unit awards, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 39 weeks ended September 28, 2014 and September 29, 2013 was $11.93 and $20.29, respectively. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

As of September 28, 2014, there was $3.5 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.5 years and 2.7 years for nonvested share awards and nonvested share unit awards, respectively.

(11) Subsequent Event

In the fourth quarter of fiscal 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2014 to stockholders of record as of December 1, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of September 28, 2014, and the related condensed consolidated statements of operations for the 13 and 39 weeks ended September 28, 2014 and September 29, 2013, and of stockholders’ equity and cash flows for the 39 weeks ended September 28, 2014 and September 29, 2013. These interim financial statements are the responsibility of the Corporation’s management.

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
October 29, 2014

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

Overview

We are a leading sporting goods retailer in the western United States, operating 429 stores in 12 states under the name “Big 5 Sporting Goods” as of September 28, 2014. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 were lower, despite higher sales levels, because of reduced gross profit resulting from lower merchandise margins and higher operating costs, along with increased selling and administrative expense. Our same store sales in the third quarter of fiscal 2014 increased 1.0% compared to the same period last year, reflecting improved sales for a number of product categories including higher sales of summer-related merchandise which were aided by favorable overall weather comparisons in our primary markets year over year, partially offset by reduced demand for firearms, ammunition and related products as well as continued softness in the overall consumer environment.

•

Net sales for the third quarter of fiscal 2014 increased 2.3% to $265.1 million compared to $259.1 million for the third quarter of fiscal 2013. The increase in net sales was primarily attributable to added sales from new stores as well as an increase in same store sales of 1.0%, partially offset by a reduction in closed store sales.

•

Net income for the third quarter of fiscal 2014 decreased to $7.5 million, or $0.34 per diluted share, compared to $9.1 million, or $0.41 per diluted share, for the third quarter of fiscal 2013. The decrease in net income was driven primarily by reduced gross profit resulting from lower merchandise margins and higher operating costs, as well as an increase in selling and administrative expense.

•

Gross profit for the third quarter of fiscal 2014 represented 32.5% of net sales, compared with 33.9% in the same quarter of the prior year. The decrease in gross profit margin resulted mainly from a year-over-year decrease in merchandise margins of 47 basis points that reflected the impact of promotional activity, as well as increased store occupancy and distribution expense as a percentage of net sales.

•

Selling and administrative expense for the third quarter of fiscal 2014 increased 1.9% to $73.8 million, or 27.9% of net sales, compared to $72.4 million, or 27.9% of net sales, for the third quarter of fiscal 2013. The increase in selling and administrative expense was primarily attributable to higher employee labor and benefit-related expense and higher store-related expense to support the increase in store count, partially offset by a decrease in legal expense reflecting a pre-tax charge for legal settlements recorded in the third quarter of fiscal 2013.

•

Operating income for the third quarter of fiscal 2014 decreased to $12.2 million, or 4.6% of net sales, compared to $15.4 million, or 6.0% of net sales, for the third quarter of fiscal 2013. The decrease in operating income primarily reflected reduced gross profit resulting from lower merchandise margins and higher operating costs, as well as an increase in selling and administrative expense.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 28, 2014 Compared to 13 Weeks Ended September 29, 2013

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 28, 2014		September 29, 2013
	(In thousands, except percentages)
Net sales	$265,115	100.0%	$259,121	100.0%
Cost of sales (1)	179,055	67.5	171,331	66.1

Gross profit	86,060	32.5	87,790	33.9
Selling and administrative expense (2)	73,842	27.9	72,432	27.9

Operating income	12,218	4.6	15,358	6.0
Interest expense	386	0.1	395	0.2

Income before income taxes	11,832	4.5	14,963	5.8
Income taxes	4,366	1.7	5,825	2.3

Net income	$7,466	2.8%	$9,138	3.5%

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

Net Sales. Net sales increased by $6.0 million, or 2.3%, to $265.1 million in the 13 weeks ended September 28, 2014 from $259.1 million in the comparable period last year. The change in net sales reflected the following:

•	Added sales from new stores reflected the opening of 20 new stores since June 30, 2013, partially offset by a reduction in closed store sales.

•

Same store sales increased by $2.7 million, or 1.0%, for the 13 weeks ended September 28, 2014, versus the comparable 13-week period in the prior year. Our higher same store sales compared to the same period last year reflected improved sales for a number of product categories including higher sales of summer-related merchandise which were aided by favorable overall weather comparisons in our primary markets year over year, partially offset by reduced demand for firearms, ammunition and related products as well as continued softness in the overall consumer environment. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

We experienced a slight increase in customer transactions in our retail stores, and the average sale per transaction also increased slightly in the third quarter of fiscal 2014 compared to the same period last year.

Store count as of September 28, 2014 was 429 versus 420 as of September 29, 2013. We opened four new stores in the 13 weeks ended September 28, 2014, one of which was a relocation, and closed two stores, both of which were relocations. We opened five new stores, two of which were relocations, and closed one store as part of a relocation, in the 13 weeks ended September 29, 2013. For fiscal 2014, we expect to open approximately 10 net new stores.

Gross Profit. Gross profit decreased by $1.7 million, or 2.0%, to $86.1 million, or 32.5% of net sales, in the 13 weeks ended September 28, 2014 from $87.8 million, or 33.9% of net sales, in the 13 weeks ended September 29, 2013. The change in gross profit was primarily attributable to the following:

•	Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 47 basis points versus the third quarter last year, reflecting the impact of promotional activity.

•

Distribution expense increased $1.9 million, or 62 basis points, resulting primarily from lower costs capitalized into inventory, higher employee labor and benefit-related expense and higher trucking expense.

•

Store occupancy expense increased by $1.4 million, or 36 basis points, year over year in the third quarter of fiscal 2014 primarily reflecting an increase in store count and increased rent associated with store lease renewals.

•	Net sales increased $6.0 million, or 2.3%, year over year in the third quarter of fiscal 2014.

Selling and Administrative Expense. Selling and administrative expense increased by $1.4 million to $73.8 million, or 27.9% of net sales, in the 13 weeks ended September 28, 2014 from $72.4 million, or 27.9% of net sales, in the same period last year. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related expense, as well as higher operating expense to support the increase in store count. These increases were partially offset by a decrease in legal expense reflecting a pre-tax charge of $1.0 million to provide for legal settlements recorded in the third quarter of fiscal 2013, as well as a decrease in print advertising expense.

Interest Expense. Interest expense remained flat at $0.4 million in the 13 weeks ended September 28, 2014 compared to the third quarter of fiscal 2013. Interest expense reflected a decrease in average interest rates of 30 basis points to 1.8% in the third quarter of fiscal 2014 from 2.1% in the prior year. The impact of lower average interest rates was offset by an increase in average debt levels of $22.3 million to $57.9 million in the third quarter of fiscal 2014 from $35.6 million in the same period last year.

Income Taxes. The provision for income taxes was $4.4 million for the 13 weeks ended September 28, 2014 and $5.8 million for the 13 weeks ended September 29, 2013. Our effective tax rate was 36.9% for the third quarter of fiscal 2014 compared with 38.9% for the third quarter of fiscal 2013. The decreased effective tax rate for the third quarter of fiscal 2014 compared to the same period in fiscal 2013 primarily resulted from income tax credits representing a larger percentage of pre-tax income for the current year.

39 Weeks Ended September 28, 2014 Compared to 39 Weeks Ended September 29, 2013

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 28, 2014		September 29, 2013
	(In thousands, except percentages)
Net sales	$727,528	100.0%	$745,286	100.0%
Cost of sales (1)	493,217	67.8	497,348	66.7

Gross profit	234,311	32.2	247,938	33.3
Selling and administrative expense (2)	213,892	29.4	209,540	28.1

Operating income	20,419	2.8	38,398	5.2
Interest expense	1,191	0.2	1,266	0.2

Income before income taxes	19,228	2.6	37,132	5.0
Income taxes	7,167	1.0	14,376	1.9

Net income	$12,061	1.6%	$22,756	3.1%

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

Net Sales. Net sales decreased by $17.8 million, or 2.4%, to $727.5 million in the 39 weeks ended September 28, 2014 from $745.3 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales decreased by $27.0 million, or 3.7%, for the 39 weeks ended September 28, 2014, versus the comparable 39-week period in the prior year. Our lower same store sales compared to the same period last year reflected reduced demand for firearms, ammunition and related products as well as continued softness in our overall consumer environment, combined with lower sales of winter-related merchandise as a result of unseasonably warm and dry winter-weather conditions in our primary markets in the first quarter of fiscal 2014. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 23 new stores since December 30, 2012, partially offset by a reduction in closed store sales.

•	We experienced decreased customer transactions in our retail stores, and the average sale per transaction also declined in the 39 weeks ended September 28, 2014 compared to the same period last year.

Store count as of September 28, 2014 was 429 versus 420 as of September 29, 2013. We opened six new stores, one of which was a relocation, and closed six stores, four of which were relocations, in the 39 weeks ended September 28, 2014. We opened eight new stores, three of which were relocations, and closed two stores, both of which were relocations, in the 39 weeks ended September 29, 2013. For fiscal 2014, we expect to open approximately 10 net new stores.

Gross Profit. Gross profit decreased by $13.6 million, or 5.5%, to $234.3 million, or 32.2% of net sales, in the 39 weeks ended September 28, 2014 from $247.9 million, or 33.3% of net sales, in the 39 weeks ended September 29, 2013. The change in gross profit was primarily attributable to the following:

•	Net sales decreased $17.8 million, or 2.4%, year over year in the 39 weeks ended September 28, 2014.

•	Store occupancy expense increased by $4.0 million, or 75 basis points, year over year due primarily to the increase in store count and increased rent associated with store lease renewals.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 32 basis points versus the 39 weeks ended September 29, 2013, when merchandise margins increased 51 basis points versus the same period in fiscal 2012.

•

Distribution expense decreased $0.6 million resulting primarily from higher costs capitalized into inventory, partially offset by higher employee labor and benefit-related expense and higher trucking expense. Distribution expense increased one basis point as a percentage of net sales due to the deleveraging of expense as a result of lower net sales.

Selling and Administrative Expense. Selling and administrative expense increased by $4.4 million to $213.9 million, or 29.4% of net sales, in the 39 weeks ended September 28, 2014 from $209.5 million, or 28.1% of net sales, in the same period last year. The year-over-year increase in selling and administrative expense as a percentage of net sales reflects lower net sales along with higher expense. The increase in overall selling and administrative expense compared to the prior year was primarily attributable to higher employee labor and benefit-related expense and higher operating expense to support the increase in store count. We also recorded a pre-tax non-cash impairment charge of $0.8 million related to certain underperforming stores in the second quarter of fiscal 2014, as discussed in Note 3 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. These increases were partially offset by a decrease in legal expense reflecting a pre-tax charge of $1.0 million to provide for legal settlements recorded in the third quarter of fiscal 2013, as well as a decrease in print advertising expense.

Interest Expense. Interest expense decreased by $0.1 million to $1.2 million in the 39 weeks ended September 28, 2014 compared to the same period last year. Interest expense reflected a decrease in average interest rates of 30 basis points to 1.9% in the 39 weeks ended September 28, 2014 from 2.2% in the prior year. The impact of lower average interest rates was partially offset by an increase in average debt levels of $20.2 million to $58.5 million in the 39 weeks ended September 28, 2014 from $38.3 million in the same period last year.

Income Taxes. The provision for income taxes was $7.2 million for the 39 weeks ended September 28, 2014 and $14.4 million for the 39 weeks ended September 29, 2013. Our effective tax rate was 37.3% for the 39 weeks ended September 28, 2014 compared with 38.7% for the 39 weeks ended September 29, 2013. The decreased effective tax rate year over year primarily resulted from income tax credits representing a larger percentage of pre-tax income for the current year. The effective rate for the 39 weeks ended September 29, 2013 included the retroactive reinstatement of the work opportunity tax credit (“WOTC”) for 2012, which resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of the WOTC reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points.

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

We ended the third quarter of fiscal 2014 with $5.6 million of cash compared with $4.9 million at the end of the same period in fiscal 2013. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,082	$25,179
Investing activities	(14,627)	(12,597)
Financing activities	(14,214)	(15,286)

Net decrease in cash	$(3,759)	$(2,704)

Operating Activities. Net cash provided by operating activities for the 39 weeks ended September 28, 2014 and September 29, 2013 was $25.1 million and $25.2 million, respectively. The slight decrease in cash flow from operating activities for the 39 weeks ended September 28, 2014 compared to the same period last year primarily reflects lower net income for the current period and lower accrued expenses for certain employee benefits and legal expense, partially offset by reduced funding of inventory purchases and decreases in credit card receivables as a result of lower net sales.

Investing Activities. Net cash used in investing activities for the 39 weeks ended September 28, 2014 and September 29, 2013 was $14.6 million and $12.6 million, respectively. Capital expenditures, excluding non-cash property and equipment acquisitions, represented all of the cash used in investing activities for both periods. The higher capital expenditures in the current year primarily reflect purchases related to the development of a new point-of-sale system and costs related to the development of an e-commerce platform.

Financing Activities. Net cash used in financing activities for the 39 weeks ended September 28, 2014 and September 29, 2013 was $14.2 million and $15.3 million, respectively. In the first nine months of fiscal 2014, net cash was used primarily to fund dividend payments and treasury stock repurchases, partially offset by increased borrowings under our revolving credit facility. In the first nine months of fiscal 2013, net cash was used primarily to pay down borrowings under our revolving credit facility and pay dividends, partially offset by proceeds received from the exercise of employee share option awards.

As of September 28, 2014, we had revolving credit borrowings of $55.4 million and letter of credit commitments of $0.7 million outstanding. These balances compare to revolving credit borrowings of $43.0 million and letter of credit commitments of $0.9 million outstanding as of December 29, 2013 and revolving credit borrowings of $37.9 million and letter of credit commitments of $0.8 million outstanding as of September 29, 2013. The increase in revolving credit borrowings at the end of the third quarter of fiscal 2014 compared to the same period last year primarily reflects higher inventory levels as a result of lower-than-anticipated sales as well as increased funding of other working capital.

In fiscal 2013 and the first nine months of fiscal 2014, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the fourth quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2014 to stockholders of record as of December 1, 2014.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our existing business conditions, our alternative cash requirements and the current market price of our stock. In fiscal 2013, we did not repurchase any shares of our common stock. In the first nine months of fiscal 2014, we repurchased 205,724 shares of common stock for $2.4 million. Since the inception of our initial share repurchase program in May 2006 through September 28, 2014, we have repurchased a total of 2,133,350 shares for $27.7 million, leaving a total of $7.3 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”) as further discussed below. The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $83.9 million and $96.1 million as of September 28, 2014 and December 29, 2013, respectively.

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

Future Capital Requirements. We had cash on hand of $5.6 million as of September 28, 2014. We expect capital expenditures for fiscal 2014, excluding non-cash acquisitions, to range from approximately $24.0 million to $26.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system and the development of an e-commerce platform. For fiscal 2014, we expect to open approximately 10 net new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the fourth quarter of fiscal 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2014 to stockholders of record as of December 1, 2014.

As of September 28, 2014, a total of $7.3 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our existing business conditions, our alternative cash requirements and the market price of our stock.

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

Issued and outstanding letters of credit were $0.7 million as of September 28, 2014, and were related primarily to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, is a discussion of our future obligations and commitments as of December 29, 2013. In the 39 weeks ended September 28, 2014, our revolving credit borrowings increased by $12.4 million from the end of fiscal 2013. We entered into new operating lease agreements in relation to our business operations during the 39 weeks ended September 28, 2014. We do not believe that these operating leases or the increase in our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 29, 2013.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 28, 2014.

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

In fiscal 2013 and 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of September 28, 2014, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of September 28, 2014.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 28, 2014, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. The court has scheduled a hearing for November 10, 2014, to consider granting final approval of the settlement. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the

Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual recorded in the third quarter of fiscal 2013. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement agreement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not finally approved by the court, the Company intends to defend this litigation vigorously. If the settlement is not finally approved by the court and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended September 28, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 30 – July 27	—	$—	—	$8,429,000
July 28 – August 24	48,200	$10.04	48,200	$7,945,000
August 25 – September 28	66,000	$10.23	66,000	$7,270,000

Total	114,200		114,200	$7,270,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of the initial share repurchase program in May 2006 through September 28, 2014, the Company has repurchased a total of 2,133,350 shares for $27.7 million, leaving a total of $7.3 million available for share repurchases under the current share repurchase program.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: October 29, 2014	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 29, 2014	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)