Form 10-K
period 2014-12-28
BIG 5 SPORTING GOODS Corp
filed 2015-02-25
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $198,161,016 as of June 29, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 27, 2014. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 22,109,195 shares of common stock outstanding at February 18, 2015.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2015 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 439 stores in 12 states under the “Big 5 Sporting Goods” name as of December 28, 2014. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. In the fourth quarter of fiscal 2014, we launched our e-commerce platform to also offer products online. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 60-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing programs designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations, store development and overall cost management have enabled us to historically generate profitable growth. We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience,” of this Annual Report on Form 10-K. In fiscal 2014, we generated net sales of $977.9 million, operating income of $25.2 million, net income of $14.9 million and diluted earnings per share of $0.67.

We are a holding company incorporated in Delaware on October 31, 1997. We conduct our business through Big 5 Corp., a 100%-owned subsidiary incorporated in Delaware on October 27, 1997. We conduct our gift card operations through Big 5 Services Corp., a 100%-owned subsidiary of Big 5 Corp. incorporated in Virginia on December 19, 2003.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 75 stores including relocations, an average of 15 new stores annually, of which 47% were in California. The following table illustrates the results of our expansion program during the periods indicated:

Year	California	Other Markets	Total	Stores Relocated	Stores Closed	Number of Stores at Period End
2010	7	8	15	(1)	–	398
2011	7	6	13	(5)	–	406
2012	4	10	14	(2)	(4)	414
2013	8	9	17	(2)	–	429
2014	9	7	16	(4)	(2)	439

Our store format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 30,000 people. Our 11,000 average square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

New store openings normally represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. Our store format normally requires investments of approximately $0.5 million in fixtures, equipment and leasehold improvements, net of landlord allowances, and approximately $0.3 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We seek expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles.

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of December 28, 2014:

	Number of Employees	Average Number of Years With Us
Executive Management	7	30
Vice Presidents	8	25
Buyers	22	14
Store District / Regional Supervisors	51	23
Store Managers	439	11

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

Through our 60 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, during fiscal 2012, 2013 and 2014 we strategically refined our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer. We have not made wholesale changes to our model, but rather have adjusted the model in an effort to broaden both our product offering and customer base. We have selectively refined our purchase strategy for certain product categories, and have expanded our assortment of branded products and introduced new products, some at higher price points, in an effort to better appeal to those consumers who might be in a position to engage in more discretionary spending in this economic environment.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales:

	Fiscal Year
	2014	2013	2012	2011	2010
Soft goods
Athletic and sport apparel	18.6%	17.6%	16.3%	16.1%	16.1%
Athletic and sport footwear	28.2	27.8	28.9	29.2	29.0

Total soft goods	46.8	45.4	45.2	45.3	45.1
Hard goods	53.2	54.6	54.8	54.7	54.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Crocs	Franklin	JanSport	Rawlings	Spalding
Asics	Crosman	Head	Lifetime	Razor	Speedo
Bearpaw	Dickies	Heelys	Mizuno	Rollerblade	Timex
Bushnell	Easton	Hillerich & Bradsby	Mossberg	Russell Athletic	Titleist
Camp Chef	Everlast	Hi-Tec	Mueller Sports Medicine	Saucony	Under Armour
Carhartt	Fila	Icon (Proform)	New Balance	Shimano	Wilson
Casio	Footjoy	Impex	Nike	Skechers	Winchester
Coleman

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

In order to complement our branded product offerings, we offer a variety of private label merchandise, which represents approximately 3% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the potential to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, binoculars, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2016 to 2021. Our licensed trademarks include Beach Feet, Bearpaw, Body Glove, GoFit, Hi-Tec, Morrow and The Realm. One of the license agreements for these trademarks expires in 2015 and the other license agreements renew automatically on an annual basis unless terminated by either party upon prior written notice. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

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

Our buyers, who average 14 years of experience with us, work in collaboration with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, business intelligence analytics, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised predominantly through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of approximately 15.4 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. For non-subscribers of newspapers, we provide our print advertisements through carrier delivery and direct mail. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

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

Our website features a broad representation of our product assortment and provides visibility of store inventory to our customers, thereby enabling them to determine if items featured on our website are in-stock in one or more of our store locations. In fiscal 2014, we launched our e-commerce platform as the initial phase of a multi-phase plan to deliver an omni-channel shopping experience to our customers. We continue to develop our omni-channel capabilities to meet customer expectations of being able to shop at their convenience.

We have developed a strong cause marketing platform through our 15-year support of the March of Dimes annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor. Additionally, in fiscal 2013, we entered into a sponsorship agreement with the Los Angeles Lakers, Inc. (“Lakers”) to be the “Official Sporting Goods Retailer of the Lakers” within the Lakers’ marketing territory.

We offer a loyalty program that provides youth-league organizations the ability to earn cash rebates and team discounts through their supporters’ purchases at our stores.

Vendor Relationships

We have developed strong vendor relationships over the past 60 years. We currently purchase merchandise from over 700 vendors. In fiscal 2014, only one vendor represented greater than 5% of total purchases, at 9.6%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Management Information Systems

We have fully integrated management information systems that report aggregated sales information throughout the day, support merchandise management, inventory receiving and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. The management information systems also include networks that connect all system users to the main host system, electronic mail and other related enterprise applications. The main host system and our stores’ point-of-sale registers are linked by a network that provides managed DSL, T1 and cable communications with 4G or satellite backup for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as daily polling of sales and merchandise movement at the store level. This wide area network also provides stable communications for the stores to access valuable tools for collaboration, online training, workforce management, online hiring, e-commerce site functions and corporate communications. Our disaster recovery site, which is located in Phoenix, Arizona, houses redundant network and application systems to be used in the event of an emergency or unplanned outage to our production systems. We believe our management information systems are effectively supporting our current operations and provide a foundation for future growth.

Distribution

We operate a distribution center located in Riverside, California, that services all of our stores. The facility has approximately 953,000 square feet of storage and office space. The distribution center warehouse management system is fully integrated with our management information systems and provides comprehensive warehousing and distribution capabilities. We distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers. Our lease for the distribution center is scheduled to expire on August 31, 2020, and includes two additional five-year renewal options.

In the first quarter of fiscal 2015, we executed a lease for approximately 171,000 square feet of additional distribution space in Riverside, California that will enable us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options. We expect to commence operations in this facility in the second quarter of fiscal 2015.

In fiscal 2011, we opened a small distribution hub in Oregon to help mitigate fuel costs. This approximately 12,000 square-foot facility enables us to ship full trailers of product from our Riverside distribution center to the Pacific Northwest, where we separate products for regional delivery. This distribution hub has greatly reduced the number of transportation miles logged to distribute our product to the Pacific Northwest. Our lease for the Oregon hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

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

E-commerce and Catalog Retailers. This category consists of many retailers that sell a broad array of new and used sporting goods products via e-commerce or catalogs, including Amazon. The types of retailers mentioned above may also sell their products through e-commerce. E-commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry.

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

Employees

As of December 28, 2014, we had approximately 9,000 active full and part-time employees. The General Teamsters, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 450 hourly employees in our distribution center and select stores. In October 2012, we negotiated a five-year contract with Local 986 for our distribution center bargaining unit employees, and in November 2012, we negotiated a five-year contract with Local 986 for our store bargaining unit employees. Both contracts were retroactive to September 1, 2012 and expire on August 31, 2017. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We have developed a comprehensive training program that is tailored for each store position. All new store employees are given an orientation and reference materials that stress excellence in customer service and selling skills. All full-time store employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. Our tiered curriculum includes seminars, individual instruction and performance evaluations designed to promote employee development. The manager trainee program includes classroom style, self-directed and one-on-one training designed to teach key operational responsibilities such as product merchandising strategy, loss prevention and inventory control. Moreover, each manager trainee must receive, or complete, a progressive series of outlines and evaluations in order to be considered for the next successive level of advancement. Ongoing store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment prevention and loss prevention. We also provide unique opportunities for our employees to gain first-hand knowledge about our products through periodic “hands-on” training and seminars, and we have implemented a learning management system that provides us with the ability to manage and monitor employee training online.

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2015 and 2023, respectively. We have also registered the names Court Casuals, Golden Bear, Harsh, Pacifica, Rugged Exposure and Triple Nickel as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2016 to 2021. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

Risks Related to Our Business and Industry

Disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

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

As discussed in this and prior reports, the consumer environment has been challenging over the last several years. The economic recession deteriorated the consumer spending environment and reduced consumer income, liquidity, credit and confidence in the economy, and resulted in substantial reductions in consumer spending. Deterioration of the consumer spending environment could be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past.

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

E-commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. We began selling products through our e-commerce platform in late fiscal 2014. We have no assurance that our e-commerce efforts will prove profitable, whether due to product preferences of online buyers, ability to compete with other (often more established) online retailers, or for other reasons, such as the cannibalization of sales from our existing store base. If we are unable to compete successfully, our operating results may suffer.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory, higher inventory markdowns and lower margins.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change and can be impacted by sports participation levels in our market areas and the performance of sports teams for which we sell licensed products. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. If we fail to identify and respond to these changes, our net sales may decline. In addition, because we often make commitments to purchase products from our vendors up to six months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in southern California where we have a high concentration of stores, seasonal factors such as unfavorable weather conditions or other localized conditions such as flooding, drought, fires, earthquakes or electricity blackouts could impact our sales and harm our operations. State and local regulatory compliance also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

A significant amount of our sales is impacted by seasonal weather conditions in our markets.

Because many of the products we sell are used for seasonal outdoor sporting activities, our business is significantly impacted by unseasonable weather conditions in our markets. For example, our winter sports and apparel sales are dependent on cold winter weather and snowfall in our markets, and can be negatively impacted by unseasonably warm or dry weather in our markets during the winter product selling season. Conversely, sales of our spring products and summer products, such as baseball gear and camping and water sports equipment, can be adversely impacted by unseasonably cold or wet weather in those periods. Accordingly, our sales results and financial condition will typically suffer when weather patterns do not conform to seasonal norms.

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

Additionally, because we rely on a single distribution center, our growth could be limited if our distribution center reaches full capacity. Such a constraint could result in a loss of market share and our inability to execute our business plan, which could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully implement our controlled growth strategy or manage our growing business, our future operating results could suffer.

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2014 we operated approximately 15% more stores than we did at the end of fiscal 2009.

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

The protection of our customer, employee and business data is critical to us. Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

We purchase merchandise from over 700 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2014, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 41.0% of our total purchases during fiscal 2014. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in import duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, we may be unable to obtain sufficient quantities of products to satisfy our requirements or our cost of obtaining products may increase. In addition, to the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability. Historically, instability in the political and economic environments of the countries in which our vendors or we obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

Disruptions in transportation, including disruptions at shipping ports through which our products are imported, could prevent us from timely distribution and delivery of inventory, which could reduce our net sales and profitability.

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. Currently, the Ports of Los Angeles and Long Beach, through which a substantial amount of the products manufactured abroad that we sell are imported, are experiencing delays due to a contract dispute with the International Longshore and Warehouse Union. A lengthy contract dispute may lead to protracted delays in the movement of our products, which could further delay the delivery of products to our stores and impact net sales and profitability. In addition, other conditions outside of our control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

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

As of December 28, 2014, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $68.7 million. Our leveraged financial position means:

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

Disruptions in the economy and financial markets may adversely impact our lenders.

Volatility in capital and credit markets can impact the ability of financial institutions to meet their lending obligations. Based on information available to us, all of the lenders under our revolving credit facility are currently able to fulfill their commitments thereunder. However, circumstances could arise that may impact their ability to fund their obligations in the future. Although we believe the commitments from our lenders under the revolving credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Wells Fargo Bank, National Association, our principal lender, or any other lender, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

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

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities. Some of these laws and regulations include:

•	laws and regulations governing the manner in which we advertise or sell our products;

•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearm-related products;

•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;

•	laws and regulations governing consumer products generally, such as the federal Consumer Product Safety Act and Consumer Product Safety Improvement Act, as well as similar state laws;

•	labor and employment laws, such as minimum wage or living wage laws, paid time off and other wage and hour laws;

•	laws requiring mandatory health insurance for employees, such as the Affordable Care Act; and

•	U.S. customs laws and regulations pertaining to proper item classification, quotas and payment of duties and tariffs.

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

In addition, we sell products manufactured by third parties, some of which may be defective. Many such products are manufactured overseas in countries which may utilize quality control standards that vary from those legally allowed or commonly accepted in the United States, which may increase our risk that such products may be defective. If any products that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the products based upon strict product liability. In addition, our products are subject to the federal Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission to protect consumers from hazardous products. The Consumer Product Safety Commission has the authority to exclude from the market and recall certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards or reporting requirements, we may be subject to claims, lawsuits, product recalls, fines and negative publicity that could harm our results of operations and financial condition.

We also sell firearm-related products, which may be associated with an increased risk of injury and related lawsuits. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by individuals, municipalities or other organizations attempting to recover damages or costs from firearms manufacturers and retailers relating to the misuse of firearms. Commencement of these lawsuits against us could reduce our net sales and decrease our profitability.

Our insurance coverage may not be adequate to cover claims that could be asserted against us. If a successful claim was to be brought against us in excess of our insurance coverage, or for which we have no insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

The sale of firearm-related products is subject to strict regulation, which could affect our operating results.

Because we sell firearm-related products, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us to, among other things, obtain and maintain federal, state or local permits or licenses in order to sell firearms, ensure that all purchasers of firearms are subjected to a pre-sale background check and other requirements, record the details of each firearm sale on appropriate government-issued forms, record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearm-related products has been the subject of increased federal, state and local regulation. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearm-related products that we are permitted to purchase and sell, impose new restrictions and requirements on the manner in which we purchase and sell these products, and impact our ability to offer these products in certain retail locations or markets. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearm-related products, our permits or licenses to sell firearm-related products at our stores or maintain inventory of firearm-related products at our distribution center may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearm-related products could cause our operating expense to increase and this could adversely affect our results of operations.

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

•

a requirement in our certificate of incorporation that stockholder amendments to our bylaws and certain amendments to our certificate of incorporation must be approved by 80% of the outstanding shares of our capital stock;

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

Significant stockholders or potential stockholders may attempt to effect changes or acquire control over our company, which could adversely affect our results of operations and financial condition.

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals, such as the stockholder proposal made on December 18, 2014, by Stadium Capital Management, LLC, beneficial owner of over 11% of our outstanding common stock, pursuant to Rule 14a-8 of the Securities and Exchange Act of 1934, to declassify our Board of Directors. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, shareholder campaigns could adversely affect our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Properties

Our primary corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, with a satellite office located nearby at 2401 East El Segundo Boulevard, El Segundo, California 90245. We lease approximately 55,000 square feet of office and adjoining retail space related to our primary corporate headquarters, and we lease approximately 11,500 square feet related to our satellite office. The lease for the primary corporate headquarters is scheduled to expire on February 28, 2016 and provides us with three five-year renewal options, while the lease for the satellite office is scheduled to expire on February 29, 2016 and provides us with two five-year renewal options.

Our distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2020, and includes two additional five-year renewal options. We have a distribution hub located in Salem, Oregon, utilizing approximately 12,000 square feet of space to separate consolidated truckloads of product for delivery to our regional markets. Our lease for the hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options. In the first quarter of fiscal 2015, we executed a lease for approximately 171,000 square feet of additional distribution space in Riverside, California that will enable us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options. We expect to commence operations in this facility in the second quarter of fiscal 2015.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per each option. As of December 28, 2014, of our total store leases, 41 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 27.3 million sales transactions and an average transaction size of approximately $36 in fiscal 2014. The following table details our store locations by state as of December 28, 2014:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	223	50.8%
Washington	1984	50	11.4
Arizona	1993	41	9.3
Oregon	1995	26	5.9
Colorado	2001	22	5.0
Nevada	1978	18	4.1
New Mexico	1995	18	4.1
Utah	1997	18	4.1
Idaho	1994	11	2.5
Texas	1995	9	2.1
Oklahoma	2007	2	0.5
Wyoming	2010	1	0.2

Total		439	100.0%

Our store format has resulted in productivity levels that we believe are among the highest of any full-line sporting goods retailer, with same store sales per square foot of approximately $203 for fiscal 2014. Our high same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns. Our same store sales per square foot declined from levels achieved prior to the economic recession beginning in fiscal 2008.

ITEM 3.	LEGAL PROCEEDINGS

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods

Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. On December 5, 2014, the court granted final approval of the settlement and on January 2, 2015, entered judgment on the settlement. On February 2, 2015, a Notice of Appeal was filed by an objector. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual initially recorded in the third quarter of fiscal 2013, and subsequently adjusted in fiscal 2014 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. If the settlement is upheld on appeal, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not upheld on appeal, the Company intends to defend this litigation vigorously. If the settlement is not upheld on appeal and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company has not yet been served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the

Company and plaintiff engaged in mediation on January 28, 2015, but did not reach a settlement. Following the mediation, the Company recorded an estimated accrual with regard to this lawsuit in the fourth quarter of fiscal 2014. If the Company is unsuccessful in resolving the suit through a settlement, the Company intends to defend the suit vigorously. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and costs associated with any judgment, defense of this litigation as well as any required change in the Company’s labor practices, could have a negative impact on the Company’s results of operations.

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

Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV.” The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2014 and 2013:

	2014		2013
Fiscal Period	High	Low	High	Low
First Quarter	$20.10	$14.39	$15.84	$12.95
Second Quarter	$16.46	$11.18	$22.37	$14.21
Third Quarter	$13.05	$9.69	$24.80	$16.06
Fourth Quarter	$14.68	$9.27	$19.40	$15.44

As of February 18, 2015, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $12.56 per share.

As of February 18, 2015, there were 22,109,195 shares of common stock outstanding held by 370 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2010, 2011, 2012, 2013 and 2014. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In fiscal 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In fiscal 2013 and 2014, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 16, 2015 to stockholders of record as of March 2, 2015.

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

Issuer Repurchases

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended December 28, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)

September 29 – October 26	17,200	$9.48	17,200	$7,107,000
October 27 – November 23	—	$—	—	7,107,000
November 24 – December 28	127	$12.53	127	7,105,000

Total	17,327		17,327	$7,105,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of the initial share repurchase program in May 2006 through December 28, 2014, the Company has repurchased a total of 2,150,677 shares for $27.9 million, leaving a total of $7.1 million available for share repurchases under the current share repurchase program.

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

	Fiscal Year (1)
	2014		2013		2012		2011		2010
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales (2)	$977,860		$993,323		$940,490		$902,134		$896,813
Cost of sales (3)	664,411		664,583		637,721		610,531		599,101

Gross profit (2)	313,449		328,740		302,769		291,603		297,712
Selling and administrative expense (2) (4) (5) (6)	288,274		281,313		276,797		272,436		263,488

Operating income	25,175		47,427		25,972		19,167		34,224
Interest expense	1,667		1,745		2,202		2,561		2,108

Income before income taxes	23,508		45,682		23,770		16,606		32,116
Income taxes	8,632		17,736		8,855		4,933		11,554

Net income (2) (5) (6)	$14,876		$27,946		$14,915		$11,673		$20,562

Earnings per share:
Basic	$0.68		$1.28		$0.70		$0.54		$0.95

Diluted	$0.67		$1.27		$0.69		$0.53		$0.94

Dividends per share	$0.40		$0.40		$0.30		$0.30		$0.20

Weighted-average shares of common stock outstanding:
Basic	21,933		21,765		21,394		21,656		21,552

Diluted	22,133		22,083		21,616		21,869		21,890

Store Data:
Same store sales (decrease) increase (7)	(2.9)%		3.9%		2.5%		(1.2)%		0.8%
Same store sales per square foot (in dollars) (8)	$203		$212		$205		$202		$204
End of period stores	439		429		414		406		398
End of period same stores	402		394		387		378		380
Same store sales per store (9)	$2,324		$2,415		$2,336		$2,286		$2,315
Other Financial Data:
Gross profit margin	32.1%		33.1%		32.2%		32.3%		33.2%
Selling and administrative expense as a percentage of net sales	29.5%		28.3%		29.4%		30.2%		29.4%
Operating margin	2.6%		4.8%		2.8%		2.1%		3.8%
Depreciation and amortization	$21,505		$20,192		$18,895		$18,544		$18,627
Capital expenditures (10)	$22,565		$22,035		$12,901		$12,990		$15,628
Inventory turns (11)	2.1	x	2.3	x	2.3	x	2.3	x	2.4	x
Balance Sheet Data:
Cash	$11,503		$9,400		$7,635		$4,900		$5,620
Working capital (12)	$193,689		$168,693		$150,010		$156,909		$130,737
Total assets	$455,576		$441,888		$406,660		$394,064		$392,356
Long-term debt and capital leases, less current portion	$67,467		$44,613		$50,316		$66,621		$49,882
Stockholders’ equity	$195,004		$190,770		$164,420		$156,590		$150,726

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53 week reporting period ending on the Sunday closest to the calendar year end. Fiscal 2014, 2013, 2012, 2011 and 2010 each included 52 weeks.

(2)

In fiscal 2014 and 2013, we recorded pre-tax charges of $1.4 million and $1.3 million, respectively, reflecting legal accruals. In fiscal 2014, the amount was classified as selling and administrative expense. In fiscal 2013, $0.3 million was classified as a reduction to net sales and $1.0 million was classified as selling and administrative expense. In fiscal 2010, we recorded a net pre-tax charge of $2.3 million reflecting a legal settlement accrual, of which $0.8 million was classified as a reduction to net sales and $1.5 million was classified as selling and administrative expense. These charges reduced net income in fiscal 2014, 2013 and 2010 by $0.9 million, or $0.04 per diluted share, $0.8 million, or $0.04 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

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

(6)

In fiscal 2014, 2013, 2012 and 2011, we recorded pre-tax non-cash impairment charges of $1.2 million, $0.1 million, $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges reduced net income in fiscal 2014, 2013, 2012 and 2011 by $0.8 million, or $0.03 per diluted share, $44,000, or $0.00 per diluted share, $0.1 million, or $0.01 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

(7)	Same store sales for a period reflect net sales from stores operated throughout that period as well as the full corresponding prior year period.

(8)

Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores. Our same store sales per square foot declined from levels achieved prior to the economic recession beginning in fiscal 2008.

(9)

Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count. Our same store sales per store declined from levels achieved prior to the economic recession beginning in fiscal 2008.

(10)

Capital expenditures in fiscal 2014 and 2013 reflected an increased investment in existing store remodeling and costs associated with the development of a new e-commerce platform. Capital expenditures in fiscal 2014 also reflected investment in the development of a new point-of-sale system.

(11)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.

(12)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 are referred to as fiscal 2014, 2013 and 2012, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2014, 2013 and 2012 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2014, 2013 and 2012 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 439 stores in 12 states under the name “Big 5 Sporting Goods” at December 28, 2014. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. In the fourth quarter of fiscal 2014, we launched our e-commerce platform to also offer products online. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 60-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing designed to generate customer traffic, drive sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. In fiscal 2014, we opened 16 new stores, four of which were relocations, and closed six stores, four of which were relocations. In fiscal 2013, we opened 17 new stores, three of which were relocations, and closed two stores, both of which were relocations. In fiscal 2012, we opened 14 new stores, three of which were relocations, and closed six stores, two of which were relocations. For fiscal 2015, we expect to open approximately 10 net new stores. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2014	2013	2012
Big 5 Sporting Goods stores:
Beginning of period	429	414	406
New stores (1)	16	17	14
Stores relocated	(4)	(2)	(2)
Stores closed	(2)	—	(4)

End of period	439	429	414

New stores opened per year, net	10	15	8

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

Our lower operating results for fiscal 2014 compared to fiscal 2013 were mainly attributable to our reduced sales levels in fiscal 2014, which included a decrease in same store sales of 2.9% compared to the same period last year. Our lower same store sales reflected reduced demand for firearms, ammunition and related products (“firearm-related products”), combined with lower sales of winter-related merchandise as a result of unseasonably warm and dry winter-weather conditions in our primary markets in the first quarter and fourth quarter of fiscal 2014. Our fiscal 2014 sales comparisons to the prior year generally improved in the second half of the year as improved sales for a number of product categories offset the lower demand for firearm-related products compared to fiscal 2013. We also believe our operating results for fiscal 2014 and fiscal 2013, and to a greater extent for fiscal 2012, reflected challenging macroeconomic conditions in our markets resulting primarily from the lingering effects of the economic recession.

•

Net sales for fiscal 2014 decreased 1.6% to $977.9 million compared to fiscal 2013. The decline in net sales was primarily attributable to a reduction in same store sales of 2.9% combined with reduced closed store sales, partially offset by added revenue from new stores.

•

Net income for fiscal 2014 decreased 46.6% to $14.9 million, or $0.67 per diluted share, compared to $27.9 million, or $1.27 per diluted share, for fiscal 2013. The reduction was driven primarily by lower net sales, lower merchandise margins and increased selling and administrative expense.

•

Gross profit for fiscal 2014 represented 32.1% of net sales, compared with 33.1% in the prior year. Merchandise margins were 27 basis points lower than last year, combined with higher distribution and store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for fiscal 2014 increased 2.5% to $288.3 million, or 29.5% of net sales, compared to $281.3 million, or 28.3% of net sales, for fiscal 2013. The increase was primarily attributable to higher employee labor and benefit-related expense and higher operating expense to support the increase in store count, partially offset by a decrease in print advertising expense. Selling and administrative expense also reflected a pre-tax non-cash impairment charge of $1.2 million in fiscal 2014.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

•	Operating cash flow for fiscal 2014 increased to $28.5 million from $26.3 million in fiscal 2013.
•	Capital expenditures for fiscal 2014 of $22.6 million were up slightly from fiscal 2013.
•	We ended fiscal 2014 with a balance under our revolving credit facility of $66.3 million compared with $43.0 million at the end of fiscal 2013.
•	We paid aggregate cash dividends in fiscal 2014 of $8.9 million, or $0.40 per share.
•	We repurchased 223,051 shares of common stock for $2.5 million.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year (1)
	2014		2013		2012
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$977,860	100.0%	$993,323	100.0%	$940,490	100.0%
Cost of sales (2)	664,411	67.9	664,583	66.9	637,721	67.8

Gross profit	313,449	32.1	328,740	33.1	302,769	32.2
Selling and administrative expense (3)	288,274	29.5	281,313	28.3	276,797	29.4

Operating income	25,175	2.6	47,427	4.8	25,972	2.8
Interest expense	1,667	0.2	1,745	0.2	2,202	0.3

Income before income taxes	23,508	2.4	45,682	4.6	23,770	2.5
Income taxes	8,632	0.9	17,736	1.8	8,855	0.9

Net income	$ 14,876	1.5%	$ 27,946	2.8%	$ 14,915	1.6%

Other Financial Data:
Net sales change		(1.6)%		5.6%		4.3%
Same store sales change (4)		(2.9)%		3.9%		2.5%
Net income change		(46.6)%		87.4%		27.8%

(1)	Fiscal 2014, 2013 and 2012 each included 52 weeks.
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

(4)	Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

Fiscal 2014 Compared to Fiscal 2013

Net Sales. Net sales decreased by $15.4 million, or 1.6%, to $977.9 million for fiscal 2014 from $993.3 million for fiscal 2013. The change in net sales was primarily attributable to the following:

•

Same store sales decreased 2.9% for fiscal 2014 versus fiscal 2013. Our lower same store sales reflected reduced demand for firearm-related products, combined with lower sales of winter-related merchandise as a result of unseasonably warm and dry winter-weather conditions in our primary markets in the first quarter and fourth quarter of fiscal 2014. Our sales comparisons to the prior year generally improved in the second half of fiscal 2014 as improved sales for a number of product categories offset the lower demand for firearm-related products compared to fiscal 2013. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores reflected the opening of 33 new stores since December 30, 2012, partially offset by a reduction in closed store sales.
•

We experienced decreased customer transactions in our retail stores, and the average sale per transaction also declined slightly in fiscal 2014 compared to fiscal 2013, primarily as a result of the reduced demand for firearm-related products in fiscal 2014.

Store count at the end of fiscal 2014 was 439 versus 429 at the end of fiscal 2013. We opened 16 new stores, four of which were relocations, and closed six stores, four of which were relocations, in fiscal 2014. For fiscal 2015, we expect to open approximately 10 net new stores.

Gross Profit. Gross profit decreased by $15.3 million to $313.4 million, or 32.1% of net sales, in fiscal 2014 from $328.7 million, or 33.1% of net sales, in fiscal 2013. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $15.4 million in fiscal 2014 compared to the prior year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 27 basis points from fiscal 2013, when merchandise margins increased 50 basis points versus fiscal 2012. The lower merchandise margins primarily reflected reduced sales of higher-margin winter-related products and increased sales promotions.

•

Store occupancy expense for fiscal 2014 increased by $5.1 million, or 65 basis points, year over year due primarily to increased rent associated with store lease renewals and the increase in store count.

•

Distribution expense increased $0.5 million, or 12 basis points, primarily resulting from higher employee labor and benefit-related expense and increased trucking expense, partially offset by higher costs capitalized into inventory.

Selling and Administrative Expense. Selling and administrative expense increased by $7.0 million, or 2.5%, to $288.3 million, or 29.5% of net sales, in fiscal 2014 from $281.3 million, or 28.3% of net sales, in fiscal 2013. The change in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $6.4 million due primarily to higher employee benefit-related expense and higher operating expense to support the increase in store count.
•

Administrative expense increased by $2.4 million, primarily reflecting higher employee labor and benefit-related expense. Administrative expense in fiscal 2014 also included pre-tax charges of $1.4 million reflecting legal accruals and a pre-tax non-cash impairment charge of $1.2 million related to certain underperforming stores. Administrative expense for fiscal 2013 included a pre-tax charge of $1.0 million related to legal accruals. These charges are further discussed in Notes 4 and 13 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

•

Advertising expense for fiscal 2014 decreased by $1.9 million, due primarily to lower newspaper advertising, partially offset by increases in digital marketing programs and other advertising to support sales.

Interest Expense. Interest expense decreased by $0.1 million, or 4.5%, to $1.6 million in fiscal 2014 from $1.7 million in fiscal 2013. The decrease in interest expense reflects the impact of lower average interest rates of 20 basis points to 1.9% in fiscal 2014 from 2.1% in fiscal 2013, partially offset by an increase in average debt levels of $19.3 million to $63.3 million in fiscal 2014 from $44.0 million in fiscal 2013.

Income Taxes. The provision for income taxes was $8.6 million for fiscal 2014 compared with $17.7 million for fiscal 2013. This decrease was primarily due to lower pre-tax income and a lower effective tax rate in fiscal 2014. Our effective tax rate was 36.7% for fiscal 2014 compared with 38.8% for fiscal 2013. The lower effective tax rate year over year primarily resulted from increased income tax credits for the current year. The effective tax rate for fiscal 2013 included the retroactive reinstatement of the work opportunity tax credit (“WOTC”) for 2012, which resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of the WOTC reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points.

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

•	Net sales increased by $52.8 million in fiscal 2013 compared to fiscal 2012.
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

•

Administrative expense for fiscal 2013 increased by $4.4 million, primarily reflecting higher employee labor and benefit-related expense, added costs related to our new e-commerce initiative and increases in other administrative expense to support our growth. Also, administrative expense for fiscal 2013 reflected a pre-tax charge of $1.0 million related to legal settlements. In fiscal 2012, we recorded a pre-tax charge of $1.2 million related to store closing costs and a pre-tax non-cash impairment charge of $0.2 million related to certain underperforming stores. These charges are further discussed in Notes 4 and 13 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, and in Note 5 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the fiscal 2013 Annual Report on Form 10-K.

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

Income Taxes. The provision for income taxes was $17.7 million for fiscal 2013 compared with $8.9 million for fiscal 2012. This increase was primarily due to higher pre-tax income and a higher effective tax rate in fiscal 2013. Our effective tax rate was 38.8% for fiscal 2013 compared with 37.3% for fiscal 2012. The increased effective tax rate year over year primarily reflected the impact of lower overall income tax credits as a percentage of pre-tax income for fiscal 2013, partially offset by the retroactive reinstatement of the WOTC for 2012 that resulted from enactment of The American Taxpayer Relief Act of 2012. Reinstatement of the WOTC reduced the effective tax rate for the first quarter of fiscal 2013 by 137 basis points.

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

We ended fiscal 2014 with $11.5 million of cash compared with $9.4 million in fiscal 2013. After reducing our long-term debt by $4.5 million, or 9.5%, during fiscal 2013, we increased our long-term debt by $23.3 million, or 54.1%, during fiscal 2014 to $66.3 million from $43.0 million at the end of fiscal 2013. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

		Fiscal Year
		2014		2013		2012
		(In thousands)
Total cash provided by (used in):
Operating activities	$	28,535	$	26,287	$	39,604
Investing activities		(22,465)		(22,035)		(12,650)
Financing activities		(3,967)		(2,487)		(24,219)

Net increase in cash	$	2,103	$	1,765	$	2,735

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

For fiscal 2014, we reduced the level of inventory purchases in the months leading up to Christmas compared to the prior year due in part to a carryover of winter-related merchandise from the prior season as a result of unfavorable weather conditions. For the fiscal 2014 full year, our operating cash flow increased over fiscal 2013 as the impact of reduced inventory purchases in fiscal 2014, due in part to lower sales levels, offset the effect of lower earnings. The increase in our debt at the end of fiscal 2014 primarily reflected our lower earnings, a significant reduction in outstanding check payable balances year over year from fiscal 2013, along with amounts paid for cash dividends and to repurchase stock.

For fiscal 2013, while we increased inventory purchases in the months leading up to Christmas, weaker-than-anticipated sales during the fourth quarter of fiscal 2013 resulted in higher-than-expected inventory levels and lower operating cash flows in the fourth quarter of fiscal 2013. However, healthy net sales and net income for the fiscal 2013 full year contributed sufficient levels of operating cash flows that allowed us to pay down debt balances year over year.

For fiscal 2012, we increased inventory purchases in the months leading up to Christmas, resulting in a higher accounts payable balance at year-end compared to fiscal 2011. Additionally, improved net sales and net income in fiscal 2012 compared with fiscal 2011 contributed to higher operating cash flows which allowed us to significantly pay down debt balances year over year.

Operating Activities. Net cash provided by operating activities for fiscal 2014, 2013 and 2012 was $28.5 million, $26.3 million and $39.6 million, respectively. The increase in cash provided by operating activities for fiscal 2014 compared to fiscal 2013 was due primarily to reduced funding of inventory purchases, partially offset by the impact of lower net income, increases in prepaid expense largely related to the timing of rent payments and lower accrued expenses for certain employee benefits. The decrease in cash provided by operating activities for fiscal 2013 compared to fiscal 2012 was due primarily to higher inventory levels, which reflected softer-than-anticipated sales in the fourth quarter of fiscal 2013. Furthermore, the timing of inventory purchases resulted in higher funding of accounts payable in fiscal 2013 when compared to fiscal 2012. The impact of higher inventory was partially offset by higher net income for fiscal 2013.

Investing Activities. Net cash used in investing activities for fiscal 2014, 2013 and 2012 was $22.5 million, $22.0 million and $12.7 million, respectively. In fiscal 2014 and 2012 we received proceeds of $0.1 million and $0.3 million, respectively, as part of a local utility rebate program related to the implementation of a green energy system at our distribution center. Our capital spending is primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	Fiscal Year
	2014	2013	2012
	(In thousands)
New stores	$9,373	$10,996	$7,076
Store-related remodels	7,094	7,600	3,703
Distribution center	2,270	871	536
Computer hardware, software and other	3,828	2,568	1,586

Total	$22,565	$22,035	$12,901

Our capital expenditures included 16 new stores in fiscal 2014, 17 new stores in fiscal 2013 and 14 new stores in fiscal 2012. The higher capital expenditures in fiscal 2014 and 2013 also reflected an increased investment in existing store remodeling to support our merchandising initiatives and added costs related to the development of an e-commerce platform. Fiscal 2014 also included added costs related to the development of a new point-of-sale system. Capital expenditures in fiscal 2014, 2013 and 2012 included amounts related to our computer system replacement program as well as enhanced security measures to support our infrastructure.

Financing Activities. Net cash used in financing activities for fiscal 2014, 2013 and 2012 was $4.0 million, $2.5 million and $24.2 million, respectively. For fiscal 2014, we used cash provided from operating activities primarily to fund dividend payments, treasury stock repurchases and capital lease payments, partially offset by increased borrowings under our revolving credit facility. For fiscal 2013, we used cash provided from operating activities primarily to pay dividends, pay down borrowings from our revolving credit facility and make capital lease payments. These payments were partially offset by proceeds received from the exercise of employee share option awards. For fiscal 2012, we used cash provided from operating activities to pay down borrowings from our revolving credit facility, pay dividends, make capital lease payments and purchase treasury stock.

As of December 28, 2014, we had revolving credit borrowings of $66.3 million and letter of credit commitments of $0.5 million outstanding. These balances compare to borrowings of $43.0 million and letter of credit commitments of $0.9 million outstanding as of December 29, 2013.

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

In fiscal 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In fiscal 2013 and 2014, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 16, 2015 to stockholders of record as of March 2, 2015.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. We repurchased 223,051 shares of common stock for $2.5 million in fiscal 2014 and 448,991 shares of common stock for $3.6 million in fiscal 2012. We did not repurchase shares of common stock during fiscal 2013. Since the inception of our initial share repurchase program in May 2006 through December 28, 2014, we have repurchased a total of 2,150,677 shares for $27.9 million, leaving a total of $7.1 million available for share repurchases under our current share repurchase program.

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

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility are scheduled to mature on December 19, 2018. As of December 28, 2014 and December 29, 2013, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $73.2 million and $96.1 million, respectively.

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

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. Following the most recent amendment of the Credit Agreement on December 19, 2013 (the “Second Amendment”), the applicable interest rate on our borrowings are a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans are as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2014	2013
	(Dollars in thousands)
Fiscal year-end balance	$66,312	$43,018
Average interest rate	1.90%	2.11%
Maximum outstanding during the year	$96,004	$82,640
Average outstanding during the year	$63,335	$43,973

Future Capital Requirements. We had cash on hand of $11.5 million at December 28, 2014. We expect capital expenditures for fiscal 2015, excluding non-cash acquisitions, to range from approximately $28.0 million to $32.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. For fiscal 2015, we expect to open approximately 10 net new stores.

In fiscal 2012, we paid quarterly cash dividends of $0.075 per share of outstanding common stock, for an annual rate of $0.30 per share. In fiscal 2013 and 2014, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 16, 2015 to stockholders of record as of March 2, 2015.

As of December 28, 2014, a total of $7.1 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our revolving credit facility, for at least the next twelve months. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, as well as financial, business and other factors affecting our operations, including factors beyond our control. There is no assurance that we will be able to generate sufficient cash flows or that we will be able to maintain our ability to borrow under our revolving credit facility.

Off-Balance Sheet Arrangements and Contractual Obligations. Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A summary of our operating lease obligations and other commitments by fiscal year is included in the table below. Additional information regarding our operating leases is available in Item 2, Properties and Note 7, Lease Commitments, of the notes to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our future obligations and commitments as of December 28, 2014, include the following:

		Payments Due by Period
		Total		Less Than 1 Year		1-3 Years		3-5 Years		After 5 Years
		(In thousands)
Capital lease obligations	$	2,451	$	1,259	$	1,062	$	130	$	—
Lease commitments:
Operating lease commitments		357,228		75,053		121,270		82,681		78,224
Other occupancy expense		66,173		14,301		23,080		15,975		12,817
Other liabilities		11,199		3,130		3,417		1,745		2,907
Revolving credit facility		66,312		—		—		66,312		—
Letters of credit		525		525		—		—		—

Total	$	503,888	$	94,268	$	148,829	$	166,843	$	93,948

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

Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, of which certain self-insurance liabilities are secured by a surety bond, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal and retirement of leasehold improvements for certain stores upon termination of their leases.

Periodic interest payments on the Credit Agreement are not included in the preceding table because interest expense is based on variable indices, and the balance of our Credit Agreement fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2014 year-end, our projected annual interest payments would be approximately $1.2 million.

Issued and outstanding letters of credit were $0.5 million at December 28, 2014, and were related primarily to securing insurance program liabilities.

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

We record valuation reserves on a quarterly basis for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or market provisions totaled $3.1 million and $3.1 million as of December 28, 2014 and December 29, 2013, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center. The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.2 million and $2.2 million as of December 28, 2014 and December 29, 2013, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total at December 28, 2014, would result in a change in reserves of approximately $0.5 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

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

Our evaluation resulted in a pre-tax impairment charge of $1.2 million, $0.1 million and $0.2 million recognized in fiscal 2014, 2013 and 2012, respectively, related to certain underperforming stores.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used at December 28, 2014, would not result in a change in long-lived asset impairment charges for fiscal 2014.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 28, 2014 and December 29, 2013, our self-insurance liabilities totaled $10.7 million and $11.6 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of December 28, 2014, would result in a change in our liability of approximately $1.1 million and a change in pre-tax earnings by the same amount.

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

Recently Issued Accounting Updates

See Note 2 to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate at December 28, 2014, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility at December 28, 2014.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2014. Based on such evaluation, our CEO and CFO have concluded that, as of December 28, 2014, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2014, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 28, 2014, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 25, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2014.

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

BIG 5 SPORTING GOODS CORPORATION, a Delaware corporation

Date: February 25, 2015	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller Steven G. Miller	Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company (Principal Executive Officer)	February 25, 2015

/s/ Barry D. Emerson Barry D. Emerson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2015

/s/ Sandra N. Bane Sandra N. Bane	Director of the Company	February 25, 2015

/s/ G. Michael Brown G. Michael Brown	Director of the Company	February 25, 2015

/s/ Dominic P. DeMarco Dominic P. DeMarco	Director of the Company	February 25, 2015

/s/ Jennifer H. Dunbar Jennifer H. Dunbar	Director of the Company	February 25, 2015

/s/ Van B. Honeycutt Van B. Honeycutt	Director of the Company	February 25, 2015

/s/ David R. Jessick David R. Jessick	Director of the Company	February 25, 2015

BIG 5 SPORTING GOODS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 28, 2014, December 29, 2013, and December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 25, 2015

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$11,503	$9,400
Accounts receivable, net of allowances of $110 and $105, respectively	15,680	16,301
Merchandise inventories, net	310,088	300,952
Prepaid expenses	9,358	6,356
Deferred income taxes	11,025	12,000

Total current assets	357,654	345,009

Property and equipment, net	78,440	75,608
Deferred income taxes	12,792	13,564
Other assets, net of accumulated amortization of $1,067 and $891, respectively	2,257	3,274
Goodwill	4,433	4,433

Total assets	$455,576	$441,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,369	$104,826
Accrued expenses	70,399	69,923
Current portion of capital lease obligations	1,197	1,567

Total current liabilities	163,965	176,316

Deferred rent, less current portion	20,736	21,078
Capital lease obligations, less current portion	1,155	1,595
Long-term debt	66,312	43,018
Other long-term liabilities	8,404	9,111

Total liabilities	260,572	251,118

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,445,345 and 24,339,537 shares, respectively; outstanding 22,180,458 and 22,297,701 shares, respectively	245	244
Additional paid-in capital	110,707	109,901
Retained earnings	112,521	106,565
Less: Treasury stock, at cost; 2,264,887 and 2,041,836 shares, respectively	(28,469)	(25,940)

Total stockholders’ equity	195,004	190,770

Total liabilities and stockholders’ equity	$455,576	$441,888

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net sales	$977,860	$993,323	$940,490

Cost of sales	664,411	664,583	637,721

Gross profit	313,449	328,740	302,769

Selling and administrative expense	288,274	281,313	276,797

Operating income	25,175	47,427	25,972

Interest expense	1,667	1,745	2,202

Income before income taxes	23,508	45,682	23,770

Income taxes	8,632	17,736	8,855

Net income	$14,876	$27,946	$14,915

Earnings per share:
Basic	$0.68	$1.28	$0.70

Diluted	$0.67	$1.27	$0.69

Dividends per share	$0.40	$0.40	$0.30

Weighted-average shares of common stock outstanding:
Basic	21,933	21,765	21,394

Diluted	22,133	22,083	21,616

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost	Total
	Shares	Amount
Balance at January 1, 2012	21,890,970	$235	$99,665	$79,037	$(22,347)	$156,590
Net income	-	-	-	14,915	-	14,915
Dividends on common stock ($0.30 per share)	-	-	-	(6,488)	-	(6,488)
Issuance of nonvested share awards	145,100	1	(1)	-	-	-
Exercise of share option awards	200,680	2	1,489	-	-	1,491
Share-based compensation	-	-	1,736	-	-	1,736
Tax benefit from share-based awards activity	-	-	51	-	-	51
Forfeiture of nonvested share awards	(10,500)	-	-	-	-	-
Retirement of common stock for payment of withholding tax	(36,011)	-	(282)	-	-	(282)
Purchases of treasury stock	(448,991)	-	-	-	(3,593)	(3,593)

Balance as of December 30, 2012	21,741,248	238	102,658	87,464	(25,940)	164,420
Net income	-	-	-	27,946	-	27,946
Dividends on common stock ($0.40 per share)	-	-	-	(8,845)	-	(8,845)
Issuance of nonvested share awards	127,020	1	(1)	-	-	-
Exercise of share option awards	482,295	5	4,581	-	-	4,586
Share-based compensation	-	-	1,877	-	-	1,877
Tax benefit from share-based awards activity	-	-	1,427	-	-	1,427
Forfeiture of nonvested share awards	(11,050)	-	-	-	-	-
Retirement of common stock for payment of withholding tax	(41,812)	-	(641)	-	-	(641)

Balance as of December 29, 2013	22,297,701	244	109,901	106,565	(25,940)	190,770
Net income	-	-	-	14,876	-	14,876
Dividends on common stock ($0.40 per share)	-	-	-	(8,920)	-	(8,920)
Issuance of nonvested share awards	152,920	2	(2)	-	-	-
Exercise of share option awards	18,125	-	121	-	-	121
Share-based compensation	-	-	1,924	-	-	1,924
Tax deficiency from share-based awards activity	-	-	(429)	-	-	(429)
Forfeiture of nonvested share awards	(12,310)	-	-	-	-	-
Retirement of common stock for payment of withholding tax	(52,927)	(1)	(808)	-	-	(809)
Purchases of treasury stock	(223,051)	-	-	-	(2,529)	(2,529)

Balance as of December 28, 2014	22,180,458	$245	$110,707	$112,521	$(28,469)	$195,004

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended
		December 28, 2014		December 29, 2013		December 30, 2012
Cash flows from operating activities:
Net income	$	14,876	$	27,946	$	14,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		21,505		20,192		18,895
Impairment of store assets		1,164		72		208
Share-based compensation		1,924		1,877		1,736
Excess tax benefit related to share-based awards		(194)		(1,733)		(222)
Amortization of debt issuance costs		177		254		254
Deferred income taxes		1,747		(864)		(3,054)
Gain on disposal of property and equipment		-		-		(8)
Changes in operating assets and liabilities:
Accounts receivable, net		621		(1,004)		(2,441)
Merchandise inventories, net		(9,136)		(30,602)		(6,072)
Prepaid expenses and other assets		(2,591)		3,863		(2,078)
Accounts payable		(349)		4,234		12,853
Accrued expenses and other long-term liabilities		(1,209)		2,052		4,618

Net cash provided by operating activities		28,535		26,287		39,604

Cash flows from investing activities:
Purchases of property and equipment		(22,565)		(22,035)		(12,901)
Proceeds from solar energy rebate		100		-		250
Proceeds from disposal of property and equipment		-		-		1

Net cash used in investing activities		(22,465)		(22,035)		(12,650)

Cash flows from financing activities:
Principal borrowings under revolving credit facility		216,086		248,263		211,824
Principal payments under revolving credit facility		(192,792)		(252,706)		(227,839)
Changes in book overdraft		(13,748)		7,115		2,172
Debt issuance costs		-		(164)		-
Principal payments under capital lease obligations		(1,602)		(1,807)		(1,815)
Proceeds from exercise of share option awards		121		4,586		1,491
Excess tax benefit related to share-based awards		194		1,733		222
Purchases of treasury stock		(2,529)		(75)		(3,518)
Tax withholding payments for share-based compensation		(809)		(641)		(282)
Dividends paid		(8,888)		(8,791)		(6,474)

Net cash used in financing activities		(3,967)		(2,487)		(24,219)

Net increase in cash		2,103		1,765		2,735
Cash at beginning of year		9,400		7,635		4,900

Cash at end of year	$	11,503	$	9,400	$	7,635

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$	792	$	392	$	1,632

Property and equipment additions unpaid	$	5,121	$	3,309	$	2,094

Supplemental disclosures of cash flow information:
Interest paid	$	1,502	$	1,475	$	2,001

Income taxes paid	$	9,995	$	18,602	$	9,767

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of December 28, 2014 and December 29, 2013 and for the years ended December 28, 2014 (“fiscal 2014”), December 29, 2013 (“fiscal 2013”) and December 30, 2012 (“fiscal 2012”) represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its 100%-owned subsidiary, Big 5 Corp. and Big 5 Corp.’s 100%-owned subsidiary, Big 5 Services Corp. The Company operates as one reportable segment, as an omni-channel sporting goods retailer under the “Big 5 Sporting Goods” name. The Company carries a full-line product offering, operating 439 stores at December 28, 2014 in California, Washington, Arizona, Oregon, Texas, New Mexico, Nevada, Utah, Idaho, Colorado, Oklahoma and Wyoming.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2014, 2013 and 2012 each included 52 weeks.

Recently Issued Accounting Updates

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2014-08 in the first quarter of 2014, which did not have a material impact on the Company’s consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Segment Reporting

The Company operates solely as an omni-channel sporting goods retailer, which includes both retail stores and e-commerce operations, that offers a broad range of products in the western United States and online, and whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage, with the stores and e-commerce operations offering a similar general product mix. The Company’s core customer demographic remains similar across all sales channels, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix to both the stores and e-commerce operations from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by Accounting Standards Codification (“ASC”) 280, Segment Reporting.

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2014	2013	2012
	(In thousands)
Hard goods	$517,968	$540,698	$514,942
Athletic and sport apparel	181,722	174,021	152,648
Athletic and sport footwear	274,355	275,744	271,596
Other sales	3,815	2,860	1,304

Net sales	$977,860	$993,323	$940,490

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company launched its e-commerce operations in the fourth quarter of fiscal 2014 and e-commerce net sales for the year were not material.

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

Revenue Recognition

The Company recognizes revenue from retail sales at the point of sale through its retail stores. For e-commerce sales, revenue is recognized when the merchandise is delivered to the customer. Shipping and handling fees, when billed to the customers for e-commerce sales, are included in net sales. An allowance for sales returns is estimated based upon historical experience and recorded as a reduction in sales in the relevant period.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2014). The Company recognized approximately $0.4 million, $0.4 million and $0.4 million in gift card breakage revenue for fiscal 2014, 2013 and 2012, respectively.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $42.6 million, $44.5 million and $45.9 million for fiscal 2014, 2013 and 2012, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising expense eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $5.9 million, $6.2 million and $6.2 million for fiscal 2014, 2013 and 2012, respectively.

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

Cash

Cash consists of cash on hand, and the Company has no cash equivalents. Book overdrafts are classified as current liabilities.

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

Property and Equipment, Net

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Buildings	20 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Furniture, equipment and internal-use software	3 – 10 years

Maintenance and repairs are expensed as incurred.

In fiscal 2014 and 2013, the Company incurred costs to purchase and develop software for internal use which included costs for its website associated with the development and implementation of an e-commerce platform, and in fiscal 2014 also included costs related to the development of a new point-of-sale system. Costs related to the application development stage are capitalized and amortized over the estimated useful life of the software. Costs related to the design or maintenance of internal-use software are expensed as incurred. The Company placed software relating to website development for its e-commerce initiative into service in fiscal 2014, at which time amortization commenced.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal 2014, 2013 and 2012, and determined that goodwill was not impaired.

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

In fiscal 2014, 2013 and 2012, the Company recognized pre-tax non-cash impairment charges of $1.2 million, $0.1 million and $0.2 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense in the consolidated statements of operations.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation. The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement. Upon ARO removal, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.7 million and $0.7 million as of December 28, 2014 and December 29, 2013, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $10.7 million and $11.6 million as of December 28, 2014 and December 29, 2013, respectively, of which $4.4 million and $4.4 million were recorded as a component of accrued expenses as of December 28, 2014 and December 29, 2013, respectively, and $6.3 million and $7.2 million were recorded as a component of other long-term liabilities as of December 28, 2014 and December 29, 2013, respectively, in the accompanying consolidated balance sheets.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 28, 2014 and December 29, 2013, the Company had no accrued interest or penalties.

Concentration of Risk

The Company maintains its cash accounts in financial institutions, and accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

The Company primarily operates traditional sporting goods retail stores located in the western United States. Because of this, the Company is subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include weather conditions, power outages, droughts, earthquakes and other natural disasters specific to the states in which the Company operates.

The Company relies on a single distribution center located in Riverside, California, which services all of its stores and e-commerce operations. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores and fulfill its e-commerce business.

A substantial amount of the Company’s inventory is manufactured abroad, and shipped through the Port of Los Angeles. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. In addition, acts of terrorism could significantly disrupt operations at shipping ports or otherwise impact transportation of the Company’s imported merchandise. Disruptions at the Port of Los Angeles, or other shipping ports, may result in delays in the transportation of such products to the Company’s distribution center and may ultimately delay the Company’s ability to adequately stock its stores and fulfill its e-commerce business. Currently, the Ports of Los Angeles and Long Beach, through which a substantial amount of the products manufactured abroad that the Company sells are imported, are experiencing delays due to a contract dispute with the International Longshore and Warehouse Union. A lengthy contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to its stores and impact net sales and profitability.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 41.0% of total purchases in fiscal 2014. One vendor represented greater than 5% of total purchases, at 9.6%, in fiscal 2014. A significant portion of the Company’s inventory is manufactured abroad in China and other countries. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Furniture, equipment and internal-use software	$142,561	$134,740
Leasehold improvements	143,056	134,151

	285,617	268,891
Accumulated depreciation and amortization	(211,422)	(195,910)

	74,195	72,981
Assets not placed into service (1)	4,245	2,627

Property and equipment, net	$78,440	$75,608

(1)

Includes internal-use software development costs of $2.7 million related to the development of a new point-of-sale system at December 28, 2014, and $1.6 million related to the development of the Company’s e-commerce initiative at December 29, 2013.

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $10.0 million, $10.0 million and $10.1 million for fiscal 2014, 2013 and 2012, respectively. Amortization expense for leasehold improvements was $11.5 million, $10.2 million and $8.8 million for fiscal 2014, 2013 and 2012, respectively. The gross cost of equipment under capital leases, included above, was $8.5 million and $9.8 million as of December 28, 2014 and December 29, 2013, respectively. The accumulated amortization related to these capital leases was $5.9 million and $6.0 million as of December 28, 2014 and December 29, 2013, respectively.

(4)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 2014, 2013 and 2012, the Company recognized pre-tax non-cash impairment charges of $1.2 million, $0.1 million and $0.2 million, respectively, related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management considers local market conditions and makes assumptions about key store variables including sales growth rates, gross profit and operating expense. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for fiscal 2014, 2013 and 2012 in the consolidated statements of operations.

(5)	Fair Value Measurements

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

As of December 28, 2014 and December 29, 2013, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. As discussed in Note 4 to the consolidated financial statements, the Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820, Fair Value Measurement. After the impairment charges, the carrying values of the remaining assets of these stores were not material.

(6)	Accrued Expenses

The major components of accrued expenses are as follows:

	December 28, 2014	December 29, 2013
	(In thousands)
Payroll and related expense	$22,568	$23,240
Sales tax	10,432	10,110
Occupancy expense	9,412	9,392
Other	27,987	27,181

Accrued expenses	$70,399	$69,923

(7)	Lease Commitments

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Rent expense for operating leases consisted of the following:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Rent expense	$66,276	$62,777	$60,181
Contingent rent	858	1,081	1,074

Total rent expense	$67,134	$63,858	$61,255

Rent expense includes sublease rent income of $0.1 million, $0.1 million and $0.3 million for fiscal 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable leases, with lease terms in excess of one year, as of December 28, 2014 are as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2015	$1,259	$75,053	$76,312
2016	728	65,586	66,314
2017	334	55,684	56,018
2018	120	47,086	47,206
2019	10	35,595	35,605
Thereafter	—	78,224	78,224

Total minimum lease payments	2,451	$357,228	$359,679

Imputed interest	(99)

Present value of minimum lease payments	$2,352

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

In the first quarter of fiscal 2015, the Company executed a lease for approximately 171,000 square feet of additional distribution space in Riverside, California that will enable the Company to more efficiently fulfill its expanding distribution requirements. The lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options. The Company expects to commence operations in this facility in the second quarter of fiscal 2015.

(8)	Long-Term Debt

On October 18, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). Initial borrowings under the Credit Agreement on October 18, 2010 were used to, among other things, repay all of the Company’s outstanding indebtedness under the prior financing agreement, at which time the prior financing agreement was terminated. The First Amendment to Credit Agreement (“First Amendment”) entered on October 31, 2011 and the Second Amendment to Credit Agreement (“Second Amendment”) entered on December 19, 2013 amended certain provisions of the Credit Agreement, as further discussed below.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. All amounts outstanding under the Credit Facility were originally to mature and become due on October 18, 2014. On October 31, 2011, the Credit Agreement was amended to extend its maturity date to October 31, 2016, and on December 19, 2013, the Credit Agreement was further amended to extend its maturity date to December 19, 2018 (see discussion below). Total remaining borrowing availability, after subtracting letters of credit, was $73.2 million and $96.1 million as of December 28, 2014 and December 29, 2013, respectively.

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

After the Second Amendment, the applicable interest rate on the Company’s borrowings are a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans are set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

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

At December 28, 2014 and December 29, 2013, the one-month LIBO rate was 0.2% and 0.2%, respectively, and the Wells Fargo Bank prime lending rate was 3.25% and 3.25%, respectively. The average

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

interest rate on the Company’s revolving credit borrowings during fiscal 2014 and 2013 was 1.90% and 2.11%, respectively. On December 28, 2014 and December 29, 2013, the Company had borrowings outstanding bearing interest at both LIBO and the prime lending rates as follows:

	December 28, 2014	December 29, 2013
	(In thousands)
LIBO rate	$62,000	$30,000
Prime rate	4,312	13,018

Total borrowings	$66,312	$43,018

(9)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2014:
Federal	$5,582	$1,687	$7,269
State	1,303	60	1,363

	$6,885	$1,747	$8,632

Fiscal 2013:
Federal	$15,307	$(777)	$14,530
State	3,293	(87)	3,206

	$18,600	$(864)	$17,736

Fiscal 2012:
Federal	$10,119	$(2,736)	$7,383
State	1,790	(318)	1,472

	$11,909	$(3,054)	$8,855

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Tax expense at statutory rate	$8,228	$15,989	$8,320
State taxes, net of federal benefit	1,062	2,110	1,088
Tax credits and other	(658)	(363)	(553)

	$8,632	$17,736	$8,855

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 28, 2014	December 29, 2013
	(In thousands)
Deferred tax assets:
Deferred rent	$9,400	$9,744
Share-based compensation	2,508	3,116
Inventory	1,243	2,130
Accrued legal fees	1,063	517
Other	11,610	12,077

Deferred tax assets	25,824	27,584

Basis difference in fixed assets	(1,385)	(2,020)
Other	(622)	—

Deferred tax liabilities	(2,007)	(2,020)

Net deferred tax assets	$23,817	$25,564

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2011 and after, and state and local income tax returns are open for fiscal years 2010 and after.

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

At December 28, 2014 and December 29, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At December 28, 2014 and December 29, 2013, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands, except per share data)

Net income	$14,876	$27,946	$14,915

Weighted-average shares of common stock outstanding:
Basic	21,933	21,765	21,394
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	200	318	222

Diluted	22,133	22,083	21,616

Basic earnings per share	$0.68	$1.28	$0.70

Diluted earnings per share	$0.67	$1.27	$0.69

The computation of diluted earnings per share for fiscal 2014, 2013 and 2012 does not include share option awards in the amounts of 513,885, 763,688 and 1,240,966, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2014 and 2013 does not include nonvested share awards and nonvested share unit awards in the amounts of 1,208 shares and 10,236 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for fiscal 2012.

The Company repurchased 223,051 shares of common stock for $2.5 million in fiscal 2014 and 448,991 shares of common stock for $3.6 million in fiscal 2012. The Company did not repurchase shares of common stock during fiscal 2013. Of the shares of common stock repurchased in fiscal 2012, certain shares were repurchased and accrued in the amount of $75,000 in December of fiscal 2012 which the Company paid in January of fiscal 2013. Since the inception of the Company’s initial share repurchase program in May 2006 through December 28, 2014, the Company has repurchased a total of 2,150,677 shares for $27.9 million, leaving a total of $7.1 million available for share repurchases under the current share repurchase program.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(11)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $1.8 million, $2.3 million and $1.8 million for fiscal 2014, 2013 and 2012, respectively.

(12)	Related Party Transactions

G. Michael Brown is a director of the Company and a partner of the law firm of Musick, Peeler & Garrett LLP. From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from Musick, Peeler & Garrett LLP amounting to $0.7 million, $0.7 million and $1.0 million in fiscal 2014, 2013 and 2012, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $60,000 and $142,000 as of December 28, 2014 and December 29, 2013, respectively.

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2014, 2013 and 2012, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.4 million, $0.3 million and $0.3 million in fiscal 2014, 2013 and 2012, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company had a recorded liability of $1.5 million and $1.5 million as of December 28, 2014 and December 29, 2013, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities.

(13)	Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. On December 5, 2014, the court granted final approval of the settlement and on January 2, 2015, entered judgment on the settlement. On February 2, 2015, a Notice of Appeal was filed by an objector. Under the terms of the settlement, the Company agreed that class members who submit valid and timely claim forms will receive either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company agreed to pay plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Under the settlement, if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees is less than $1.0 million, then the Company will issue merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual initially recorded in the third quarter of fiscal 2013, and subsequently adjusted in fiscal 2014 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. If the settlement is upheld on appeal, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. Based on the terms of the settlement, the Company currently believes that settlement of this litigation will not have a material negative impact on the Company’s results of operations or financial condition. However, if the settlement is not upheld on appeal, the Company intends to defend this litigation vigorously. If the settlement is not upheld on appeal and this litigation is settled or resolved unfavorably to the Company, this litigation and the costs of defending it could have a material negative impact on the Company’s results of operations or financial condition.

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company has not yet been served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015, but did not reach a settlement. Following the

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

mediation, the Company recorded an estimated accrual with regard to this lawsuit in the fourth quarter of fiscal 2014. If the Company is unsuccessful in resolving the suit through a settlement, the Company intends to defend the suit vigorously. If resolved unfavorably to the Company, this litigation could have a material adverse effect on the Company’s financial condition, and costs associated with any judgment, defense of this litigation as well as any required change in the Company’s labor practices, could have a negative impact on the Company’s results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(14)	Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan provided for the grant of incentive share option awards and non-qualified share option awards to the Company’s employees, directors and specified consultants. Share option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted share option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at December 28, 2014, no shares remained available for future grant and 393,190 share option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

In fiscal 2014, the Company granted 152,920 nonvested share awards, 12,000 nonvested share unit awards and 18,000 share option awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Amended 2007 Plan. At December 28, 2014, 973,412 shares remained available for future grant and 336,715 share option awards, 336,765 nonvested share awards and 29,250 nonvested share unit awards remained outstanding under the Amended 2007 Plan.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2014, 2013 and 2012 was $1.9 million, $1.9 million and $1.7 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2014, 2013 and 2012, respectively, and compensation expense recognized in selling and administrative expense was $1.8 million, $1.8 million and $1.6 million in fiscal 2014, 2013 and 2012, respectively. The recognized tax benefit related to compensation expense for fiscal 2014, 2013 and 2012 was $0.7 million, $0.7 million and $0.6 million, respectively. Net income for fiscal 2014, 2013 and 2012 was reduced by $1.2 million, $1.2 million and $1.1 million, respectively, or $0.05, $0.05 and $0.05 per basic and diluted share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Risk-free interest rate	1.8%	1.4%	1.2%
Expected term	5.8 years	6.9 years	7.7 years
Expected volatility	57.0%	57.5%	53.0%
Expected dividend yield	3.3%	2.3%	4.7%

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

The weighted-average grant-date fair value of share option awards granted for fiscal 2014, 2013 and 2012 was $4.80 per share, $8.37 per share and $2.12 per share, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2013	989,130	$17.83
Granted	18,000	11.93
Exercised	(18,125)	6.66
Forfeited or Expired	(259,100)	24.14

Outstanding at December 28, 2014	729,905	$15.73	2.97	$1,954,005

Exercisable at December 28, 2014	669,905	$16.00	2.50	$1,770,440

Vested and Expected to Vest at December 28, 2014	729,247	$15.73	2.97	$1,952,641

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $14.35 per share as of December 28, 2014, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2014, 2013 and 2012 was approximately $0.2 million, $5.1 million and $1.0 million, respectively. The total cash received from employees as a result of employee share option award exercises for fiscal 2014, 2013 and 2012 was approximately

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

$0.1 million, $4.6 million and $1.5 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2014, 2013 and 2012 totaled $0.1 million, $2.0 million and $0.4 million, respectively.

As of December 28, 2014, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.2 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company have historically vested from the date of grant in four equal annual installments of 25% per year with a maximum life of ten years. In accordance with the Company’s Director Compensation Program, as amended on July 24, 2014, nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors shall vest 100% on the first anniversary of the grant date. This one-year vesting for non-employee directors shall become effective for nonvested share awards and nonvested share unit awards granted in fiscal 2015.

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during fiscal 2014, 2013 and 2012 was $2.1 million, $1.8 million and $0.8 million, respectively. The total fair value of nonvested share unit awards which vested during fiscal 2014, 2013 and 2012 was $0.1 million, $38,000 and $19,000, respectively.

The following table details the Company’s nonvested share awards activity for fiscal 2014:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2013	333,770	$12.38
Granted	152,920	15.14
Vested	(137,615)	12.67
Forfeited	(12,310)	13.50

Balance at December 28, 2014	336,765	$13.47

The following table details the Company’s nonvested share unit awards activity for fiscal 2014:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2013	25,500	$13.24
Granted	12,000	11.93
Vested	(8,250)	11.93
Forfeited	—	—

Balance at December 28, 2014	29,250	$13.07

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above. The weighted-average grant-date fair value of nonvested share awards granted in fiscal 2014, 2013 and 2012 was $15.14 per share, $15.56 per share and $7.79 per share, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in fiscal 2014, 2013 and 2012 was $11.93 per share, $20.29 per share and $6.33 per share, respectively.

As of December 28, 2014, there was $3.1 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of approximately 2.3 years and 2.5 years for nonvested share awards and nonvested share unit awards, respectively.

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2014, the Company withheld 52,927 common shares with a total value of $0.8 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

(15)	Selected Quarterly Financial Data (unaudited)

Fiscal 2014

	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (1)(2)
	(In thousands, except per share data)

Net sales	$231,263	$231,150	$265,115	$250,332

Gross profit	$72,678	$75,573	$86,060	$79,139

Net income	$2,060	$2,535	$7,466	$2,815

Basic earnings per share	$0.09	$0.12	$0.34	$0.13

Diluted earnings per share	$0.09	$0.11	$0.34	$0.13

Fiscal 2013

	First Quarter	Second Quarter	Third Quarter (2)(3)	Fourth Quarter
	(In thousands, except per share data)

Net sales	$246,266	$239,899	$259,121	$248,037

Gross profit	$80,475	$79,673	$87,790	$80,802

Net income	$7,514	$6,104	$9,138	$5,190

Basic earnings per share	$0.35	$0.28	$0.42	$0.24

Diluted earnings per share	$0.34	$0.28	$0.41	$0.23

(1)

The Company recorded pre-tax non-cash impairment charges of $0.8 million and $0.4 million in the second quarter and fourth quarter of fiscal 2014, respectively, related to certain underperforming stores. These impairment charges were included in selling and administrative expense, and reduced net income in the second quarter and fourth quarter of fiscal 2014 by $0.5 million, or $0.02 per diluted share, and $0.3 million, or $0.01 per diluted share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(2)

The Company recorded pre-tax charges in the fourth quarter of fiscal 2014 of $1.4 million, which were classified as selling and administrative expense, as well as a pre-tax charge in the third quarter of fiscal 2013 of $1.3 million, of which $0.3 million was classified as a reduction to net sales and $1.0 million was classified as selling and administrative expense. These charges were related to legal accruals and reduced net income in the fourth quarter of fiscal 2014 and the third quarter of fiscal 2013 by $0.9 million, or $0.04 per diluted share, and $0.8 million, or $0.04 per diluted share, respectively.

(3)

The Company recorded a pre-tax non-cash impairment charge in the third quarter of fiscal 2013 of $0.1 million related to an underperforming store. This impairment charge was included in selling and administrative expense, and reduced net income in the third quarter of fiscal 2013 by $44,000, or $0.00 per diluted share.

(16)	Subsequent Event

In the first quarter of fiscal 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on March 16, 2015 to stockholders of record as of March 2, 2015.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
December 28, 2014

Allowance for doubtful receivables	$105	$24		$(19)	$110
Allowance for sales returns	1,436	(116	) (1)	—	1,320
Inventory reserves	5,282	5,139		(5,072)	5,349

December 29, 2013

Allowance for doubtful receivables	$99	$59		$(53)	$105
Allowance for sales returns	1,475	(39	) (1)	—	1,436
Inventory reserves	5,151	5,444		(5,313)	5,282

December 30, 2012

Allowance for doubtful receivables	$142	$(35	) (2)	$(8)	$99
Allowance for sales returns	1,418	57	(1)	—	1,475
Inventory reserves	5,109	5,983		(5,941)	5,151

(1)	Represents increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

(2)	In fiscal 2012, “Charged to Costs and Expenses” for allowance for doubtful receivables reflects the reversal of a prior provision of $50,000.

II

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen of Common Stock Certificate. (2)
10.1	2002 Stock Incentive Plan. (3)
10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)
10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (14)
10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)
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
10.10

Guaranty, dated as of October 18, 2010, by Big 5 Sporting Goods Corporation in favor of Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders described therein. (5)

10.11

First Amendment to Credit Agreement, dated as of October 31, 2011 among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swingline Lender, Bank of America, N.A., as Documentation Agent, and the Lenders, party thereto. (6)

10.12

Second Amendment to Credit Agreement, dated as of December 19, 2013 among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swingline Lender, Bank of America, N.A., as Documentation Agent, and the Lenders, party thereto. (7)

10.13	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp.(8)
10.14	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan. (9)
10.15	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan. (9)
10.16	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp. (10)
10.17	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (11)
10.18	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 26, 2011). (15)
10.19	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan. (12)

E-1

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

10.20	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan. (13)
10.21

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan. (15)

10.22	Independent Contractor Services Agreement, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp.(16)
10.23	General Release of Claims, dated July 7, 2011, by and between Thomas J. Schlauch and Big 5 Corp. (16)
14.1	Code of Business Conduct and Ethics. (4)
21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (17)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (17)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (17)
32.1	Section 1350 Certification of Chief Executive Officer. (17)
32.2	Section 1350 Certification of Chief Financial Officer. (17)
101.INS	XBRL Instance Document. (17)
101.SCH	XBRL Taxonomy Extension Schema Document. (17)
101.CAL	XBRL Taxonomy Calculation Linkbase Document. (17)
101.DEF	XBRL Taxonomy Definition Linkbase Document. (17)
101.LAB	XBRL Taxonomy Label Linkbase Document. (17)
101.PRE	XBRL Taxonomy Presentation Linkbase Document. (17)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2011.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 20, 2013.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.

E-2

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

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