Form 10-Q
period 2015-03-29
BIG 5 SPORTING GOODS Corp
filed 2015-04-29
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015 OR
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

There were 22,279,874 shares of common stock, with a par value of $0.01 per share outstanding as of April 23, 2015.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$6,299	$11,503
Accounts receivable, net of allowances of $36 and $110, respectively	10,787	15,680
Merchandise inventories, net	305,083	310,088
Prepaid expenses	8,341	9,358
Deferred income taxes	10,439	11,025

Total current assets	340,949	357,654

Property and equipment, net	78,063	78,440
Deferred income taxes	13,266	12,792
Other assets, net of accumulated amortization of $1,111 and $1,067, respectively	2,312	2,257
Goodwill	4,433	4,433

Total assets	$439,023	$455,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,616	$92,369
Accrued expenses	61,921	70,399
Current portion of capital lease obligations	1,113	1,197

Total current liabilities	159,650	163,965

Deferred rent, less current portion	20,379	20,736
Capital lease obligations, less current portion	1,039	1,155
Long-term debt	55,412	66,312
Other long-term liabilities	8,463	8,404

Total liabilities	244,943	260,572

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,541,844 and 24,445,345 shares, respectively; outstanding 22,200,884 and 22,180,458 shares, respectively	245	245
Additional paid-in capital	110,621	110,707
Retained earnings	112,625	112,521
Less: Treasury stock, at cost; 2,340,960 and 2,264,887 shares, respectively	(29,411)	(28,469)

Total stockholders’ equity	194,080	195,004

Total liabilities and stockholders’ equity	$439,023	$455,576

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	March 29, 2015	March 30, 2014
Net sales	$243,555	$231,263
Cost of sales	166,871	158,585

Gross profit	76,684	72,678
Selling and administrative expense	72,462	68,904

Operating income	4,222	3,774
Interest expense	403	434

Income before income taxes	3,819	3,340
Income taxes	1,505	1,280

Net income	$2,314	$2,060

Earnings per share:
Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Dividends per share	$0.10	$0.10

Weighted-average shares of common stock outstanding:
Basic	21,809	21,980

Diluted	21,999	22,231

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings	Treasury Stock, At Cost
	Common Stock
	Shares	Amount				Total
Balance as of December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770
Net income	—	—	—	2,060	—	2,060
Dividends on common stock ($0.10 per share)	—	—	—	(2,230)	—	(2,230)
Issuance of nonvested share awards	146,920	1	(1)	—	—	—
Exercise of share option awards	7,900	—	48	—	—	48
Share-based compensation	—	—	512	—	—	512
Tax deficiency from share-based awards activity	—	—	(367)	—	—	(367)
Forfeiture of nonvested share awards	(280)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(28,512)	—	—	—	(425)	(425)

Balance as of March 30, 2014	22,370,802	$244	$109,285	$106,395	$(26,365)	$189,559

Balance as of December 28, 2014	22,180,458	$245	$110,707	$112,521	$(28,469)	$195,004
Net income	—	—	—	2,314	—	2,314
Dividends on common stock ($0.10 per share)	—	—	—	(2,210)	—	(2,210)
Issuance of nonvested share awards	147,940	1	(1)	—	—	—
Exercise of share option awards	2,700	—	16	—	—	16
Share-based compensation	—	—	508	—	—	508
Tax benefit from share-based awards activity	—	—	75	—	—	75
Forfeiture of nonvested share awards	(1,520)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(76,073)	—	—	—	(942)	(942)

Balance as of March 29, 2015	22,200,884	$245	$110,621	$112,625	$(29,411)	$194,080

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$2,314	$2,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,426	5,226
Share-based compensation	508	512
Excess tax benefit related to share-based awards	(87)	(177)
Amortization of debt issuance costs	44	44
Deferred income taxes	112	2,063
Changes in operating assets and liabilities:
Accounts receivable, net	4,893	6,541
Merchandise inventories, net	5,005	6,881
Prepaid expenses and other assets	993	(8,663)
Accounts payable	8,420	934
Accrued expenses and other long-term liabilities	(8,119)	(12,020)

Net cash provided by operating activities	19,509	3,401

Cash flows from investing activities:
Purchases of property and equipment	(7,004)	(3,810)

Net cash used in investing activities	(7,004)	(3,810)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	37,999	58,534
Principal payments under revolving credit facility	(48,899)	(47,333)
Changes in book overdraft	(2,650)	(10,689)
Principal payments under capital lease obligations	(339)	(407)
Proceeds from exercise of share option awards	16	48
Excess tax benefit related to share-based awards	87	177
Purchases of treasury stock	(942)	(299)
Tax withholding payments for share-based compensation	(685)	(809)
Dividends paid	(2,296)	(2,311)

Net cash used in financing activities	(17,709)	(3,089)

Net decrease in cash	(5,204)	(3,498)
Cash at beginning of period	11,503	9,400

Cash at end of period	$6,299	$5,902

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$139	$60

Property and equipment additions unpaid	$3,012	$2,289

Treasury stock purchases accrued but unpaid	$—	$126

Solar energy rebate receivable	$—	$100

Supplemental disclosures of cash flow information:
Interest paid	$395	$397

Income taxes paid	$314	$4,330

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 437 stores as of March 29, 2015. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100% owned subsidiary, and Big 5 Services Corp., which is a 100% owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100% owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2015 is comprised of 53 weeks and ends on January 3, 2016. Fiscal year 2014 was comprised of 52 weeks and ended on December 28, 2014. The first three quarters in fiscal 2015 are each comprised of 13 weeks, and the fourth quarter of fiscal 2015 is comprised of 14 weeks. The four quarters of fiscal 2014 were each comprised of 13 weeks.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 1, 2015, the FASB tentatively decided to defer for one year the effective date of ASU No. 2014-09, while also tentatively deciding to permit early application. If these changes are adopted, then ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). The Company is evaluating the future impact of the issuance of ASU No. 2014-09, as well as the tentative decisions reached by the FASB.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. When adopted, ASU No. 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Revenue Recognition

The Company recognizes revenue from retail sales at the point of sale through its retail stores. For e-commerce sales, revenue is recognized when the merchandise is delivered to the customer. Shipping and handling fees, when billed to customers for e-commerce sales, are included in net sales. An allowance for sales returns is estimated based upon historical experience and recorded as a reduction in sales in the relevant period.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2015). The Company recognized approximately $111,000 and $108,000 in gift card breakage revenue for the first quarter of fiscal 2015 and 2014, respectively.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 9 to the Interim Financial Statements for a further discussion on share-based compensation.

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

(3) Fair Value Measurements

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores’ assets are reduced to their estimated fair values.

(4) Accrued Expenses

The major components of accrued expenses are as follows:

	March 29, 2015	December 28, 2014
	(In thousands)

Payroll and related expense	$20,749	$22,568
Occupancy expense	10,185	9,412
Sales tax	7,730	10,432
Other	23,257	27,987

Accrued expenses	$61,921	$70,399

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

As of March 29, 2015, the Company had long-term revolving credit borrowings of $55.4 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $66.3 million and letter of credit commitments of $0.5 million as of December 28, 2014, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $84.1 million and $73.2 million as of March 29, 2015 and December 28, 2014, respectively.

(6) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of March 29, 2015 and December 28, 2014, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of March 29, 2015 and December 28, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of March 29, 2015 and December 28, 2014, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share data)

Net income	$2,314	$2,060

Weighted-average shares of common stock outstanding:
Basic	21,809	21,980
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	190	251

Diluted	21,999	22,231

Basic earnings per share	$0.11	$0.09

Diluted earnings per share	$0.11	$0.09

The computation of diluted earnings per share for the first quarter of fiscal 2015 and 2014 does not include share option awards in the amounts of 487,169 and 601,308, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the first quarter of fiscal 2015 does not include nonvested share awards and nonvested share unit awards in the amount of 791 shares that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards and nonvested share unit awards were antidilutive for the first quarter of fiscal 2014.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8) Commitments and Contingencies

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. On December 5, 2014, the court granted final approval of the settlement and on January 2, 2015, entered judgment on the settlement. On February 2, 2015, a Notice of Appeal was filed by an objector, which was withdrawn on April 17, 2015. Under the terms of the settlement, the Company distributed to class members who submitted valid and timely claim forms either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company paid plaintiff’s attorneys’ fees and costs awarded

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

by the court, enhancement payments to the class representatives and claims administrator’s fees. Furthermore, to the extent that if the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees was less than $1.0 million, the Company issued merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual initially recorded in the third quarter of fiscal 2013, and subsequently adjusted in fiscal 2014 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company has not yet been served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. The court has scheduled a hearing for June 8, 2015, to consider the parties’ request to preliminarily approve the proposed settlement. Under the terms of the proposed settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s anticipated total payments pursuant to this settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material negative impact on the Company’s financial condition, and costs associated with any judgment, defense of this litigation as well as any required change in the Company’s labor practices, could have a material negative impact on the Company’s results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s results of operations or financial condition.

(9) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $0.5 million in share-based compensation expense for the first quarter of fiscal 2015 and 2014, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first quarter of fiscal 2015 and 2014.

As of March 29, 2015, there was $0.2 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.0 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company have historically vested from the date of grant in four equal annual installments of 25% per year. In accordance with the Company’s Director Compensation Program, as amended on July 24, 2014, nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors vest 100% on the first anniversary of the grant date. This one-year vesting for non-employee directors shall become effective for nonvested share awards and nonvested share unit awards granted in fiscal 2015.

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The total fair value of nonvested share awards which vested during the first quarter of fiscal 2015 and 2014 was $1.7 million and $2.0 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2015 and 2014.

The Company granted 147,940 and 146,920 nonvested share awards in the first quarter of fiscal 2015 and 2014, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2015 and 2014 was $13.01 and $15.27, respectively. In the first quarter of fiscal 2015 and 2014, the Company granted no nonvested share unit awards.

The following table details the Company’s nonvested share awards activity for the 13 weeks ended March 29, 2015:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of December 28, 2014	336,765	$13.47

Granted	147,940	13.01
Vested	(127,975)	12.55
Forfeited	(1,520)	13.84

Balance as of March 29, 2015	355,210	$13.61

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2015, the Company withheld 52,621 common shares with a total value of $0.7 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of March 29, 2015, there was $4.5 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 3.0 years and 2.3 years for nonvested share awards and nonvested share unit awards, respectively.

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

(10) Subsequent Event

In the second quarter of fiscal 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 15, 2015 to stockholders of record as of June 1, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of March 29, 2015, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended March 29, 2015 and March 30, 2014. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of December 28, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 29, 2015

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Overview

We are a leading sporting goods retailer in the western United States, operating 437 stores under the name “Big 5 Sporting Goods” as of March 29, 2015. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our improved operating results for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 were mainly attributable to our higher sales levels, including an increase in same store sales of 3.9%. Our higher same store sales in the first quarter of fiscal 2015 compared to the same period last year reflected strength across each of our major merchandise categories of hardgoods, footwear and apparel.

•

Net sales for the first quarter of fiscal 2015 increased 5.3% to $243.6 million compared to $231.3 million for the first quarter of fiscal 2014. The increase in net sales was primarily attributable to an increase in same store sales of 3.9% as well as added sales from new stores, partially offset by a reduction in closed store sales.

•

Net income for the first quarter of fiscal 2015 increased to $2.3 million, or $0.11 per diluted share, compared to $2.1 million, or $0.09 per diluted share, for the first quarter of fiscal 2014. The increase in net income was driven primarily by higher net sales and merchandise margins resulting in higher gross profit, partially offset by an increase in selling and administrative expense.

•

Gross profit for the first quarter of fiscal 2015 represented 31.5% of net sales, compared with 31.4% in the same quarter of the prior year. The increase in gross profit margin resulted mainly from a year over year increase in merchandise margins of 14 basis points.

•

Selling and administrative expense for the first quarter of fiscal 2015 increased 5.2% to $72.5 million, or 29.8% of net sales, compared to $68.9 million, or 29.8% of net sales, for the first quarter of fiscal 2014. The increase in selling and administrative expense was primarily attributable to higher employee labor and benefit-related expense to support the increase in store count, as well as increased legal expense, partially offset by a decrease in print advertising expense.

•	Operating cash flow for the first quarter of fiscal 2015 increased to $19.5 million from $3.4 million in the first quarter of fiscal 2014.

•	Capital expenditures for the first quarter of fiscal 2015 of $7.0 million were up from $3.8 million in the first quarter of fiscal 2014.

•	We reduced the balance under our revolving credit facility to $55.4 million as of March 29, 2015 compared with $66.3 million as of December 28, 2014.

•	We paid cash dividends in the first quarter of fiscal 2015 of $2.3 million, or $0.10 per share.

•	We repurchased 76,073 shares of common stock for $0.9 million in the first quarter of fiscal 2015.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 29, 2015 Compared to 13 Weeks Ended March 30, 2014

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 29, 2015		March 30, 2014
	(In thousands, except percentages)

Net sales	$243,555	100.0%	$231,263	100.0%
Cost of sales (1)	166,871	68.5	158,585	68.6

Gross profit	76,684	31.5	72,678	31.4
Selling and administrative expense (2)	72,462	29.8	68,904	29.8

Operating income	4,222	1.7	3,774	1.6
Interest expense	403	0.2	434	0.2

Income before income taxes	3,819	1.5	3,340	1.4
Income taxes	1,505	0.6	1,280	0.5

Net income	$2,314	0.9%	$2,060	0.9%

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

Net Sales. Net sales increased by $12.3 million, or 5.3%, to $243.6 million in the 13 weeks ended March 29, 2015 from $231.3 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales increased by $8.8 million, or 3.9%, for the 13 weeks ended March 29, 2015, versus the comparable 13-week period in the prior year. Our higher same store sales in the first quarter of fiscal 2015 compared to the same period last year reflected strength across each of our major merchandise categories of hardgoods, footwear and apparel. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores opened since December 29, 2013 were partially offset by a reduction in closed store sales.

•	We experienced increased customer transactions in our retail stores, and the average sale per transaction also increased in the first quarter of fiscal 2015 compared to the same period last year.

Store count as of March 29, 2015 was 437 versus 425 as of March 30, 2014. We opened one new store and closed three stores, one of which was a relocation, in the 13 weeks ended March 29, 2015. We closed four stores, two of which were relocations, in the 13 weeks ended March 30, 2014. For fiscal 2015, we expect to open approximately 10 net new stores.

Gross Profit. Gross profit increased by $4.0 million, or 5.5%, to $76.7 million, or 31.5% of net sales, in the 13 weeks ended March 29, 2015 from $72.7 million, or 31.4% of net sales, in the 13 weeks ended March 30, 2014. The change in gross profit was primarily attributable to the following:

•	Net sales increased $12.3 million, or 5.3%, year over year in the first quarter of fiscal 2015.

•	Merchandise margins, which exclude buying, occupancy and distribution expense, increased 14 basis points versus the first quarter last year.

•

Store occupancy expense increased by $1.1 million year over year in the first quarter of fiscal 2015 due primarily to the increase in store count, but decreased as a percentage of net sales by two basis points.

•	Distribution expense increased $1.1 million, or 26 basis points, resulting primarily from lower costs capitalized into inventory as well as higher employee labor and benefit-related expense.

Selling and Administrative Expense. Selling and administrative expense increased by $3.6 million to $72.5 million, or 29.8% of net sales, in the 13 weeks ended March 29, 2015 from $68.9 million, or 29.8% of net sales, in the same period last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $2.6 million due primarily to higher employee labor and benefit-related expense and higher operating expense to support the increase in store count.

•

Administrative expense increased by $1.7 million, primarily reflecting higher employee labor and benefit-related expense. Administrative expense also included a pre-tax charge of $0.4 million for a legal settlement, as further discussed in Note 8 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•

The increase in administrative expense also reflected costs associated with a publicly-disclosed proxy contest. The proxy contest, and related matters, negatively impacted our administrative expense during the first quarter of fiscal 2015 by approximately $0.5 million. A prolonged proxy contest in advance of our 2015 Annual Meeting of Stockholders will likely result in significant additional administrative expense during the second quarter of fiscal 2015.

•	Advertising expense for the first quarter of fiscal 2015 decreased by $0.7 million, due primarily to lower newspaper advertising.

Interest Expense. Interest expense remained flat at $0.4 million in the 13 weeks ended March 29, 2015 compared to the first quarter of fiscal 2014. Interest expense reflected a decrease in average interest rates of 20 basis points to 1.8% in the first quarter of fiscal 2015 from 2.0% in the prior year. The impact of lower average interest rates was offset by an increase in average debt levels of $8.7 million to $64.0 million in the first quarter of fiscal 2015 from $55.3 million in the same period last year.

Income Taxes. The provision for income taxes was $1.5 million for the 13 weeks ended March 29, 2015 and $1.3 million for the 13 weeks ended March 30, 2014. Our effective tax rate was 39.4% for the first quarter of fiscal 2015 compared with 38.3% for the first quarter of fiscal 2014. The increased effective tax rate for the first quarter of fiscal 2015 compared to the same period in fiscal 2014 was primarily due to a reduced amount of income tax credits for the current year.

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

We ended the first quarter of fiscal 2015 with $6.3 million of cash compared with $5.9 million at the end of the same period in fiscal 2014. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$19,509	$3,401
Investing activities	(7,004)	(3,810)
Financing activities	(17,709)	(3,089)

Net decrease in cash	$(5,204)	$(3,498)

Operating Activities. Net cash provided by operating activities for the 13 weeks ended March 29, 2015 and March 30, 2014 was $19.5 million and $3.4 million, respectively. The increase in cash flow from operating activities for the 13 weeks ended March 29, 2015 compared to the same period last year primarily reflects decreased prepaid expenses related mainly to the prepayment of income taxes and the timing of rent payments, reduced funding of inventory purchases and smaller decreases of various accrued expenses primarily related to employee benefits.

Investing Activities. Net cash used in investing activities for the 13 weeks ended March 29, 2015 and March 30, 2014 was $7.0 million and $3.8 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The increase primarily reflects increased investment in our distribution center to support overall growth.

Financing Activities. Net cash used in financing activities for the 13 weeks ended March 29, 2015 and March 30, 2014 was $17.7 million and $3.1 million, respectively. In the first quarter of fiscal 2015, net cash was used primarily to pay down borrowings under our revolving credit facility and to fund dividend payments and treasury stock repurchases. In the first quarter of fiscal 2014, net cash was used primarily to pay dividends and fund working capital, partially offset by increased net borrowings under our revolving credit facility.

As of March 29, 2015, we had revolving credit borrowings of $55.4 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $66.3 million and letter of credit commitments of $0.5 million outstanding as of December 28, 2014 and revolving credit borrowings of $54.2 million and letter of credit commitments of $0.6 million outstanding as of March 30, 2014.

In fiscal 2014 and the first quarter of fiscal 2015, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the second quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 15, 2015 to stockholders of record as of June 1, 2015.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first quarter of fiscal 2015, we repurchased 76,073 shares of common stock for $0.9 million. In the first quarter of fiscal 2014, we repurchased 28,512 shares of common stock for $0.4 million. Since the inception of our initial share repurchase program in May 2006 through March 29, 2015, we have repurchased a total of 2,226,750 shares for $28.8 million, leaving a total of $6.2 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $84.1 million and $73.2 million as of March 29, 2015 and December 28, 2014, respectively.

We may borrow under the Credit Facility from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Loan Cap”). After giving effect to the amendments, the “Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of our eligible credit card receivables; plus (b) the cost of our eligible inventory (other than our eligible in-transit inventory), net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the cost of our eligible in-transit inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of our eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), or (ii) $10.0 million, minus (d) certain reserves established by Wells Fargo in its role as the Administrative Agent in its reasonable discretion.

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

Future Capital Requirements. We had cash on hand of $6.3 million as of March 29, 2015. We expect capital expenditures for fiscal 2015, excluding non-cash acquisitions, to range from approximately $28.0 million to $32.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. The increased capital expenditures expected in fiscal 2015 compared to actual capital expenditures in fiscal 2014 primarily reflect increased investment in our distribution center to support overall growth. For fiscal 2015, we expect to open approximately 10 net new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the second quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on June 15, 2015 to stockholders of record as of June 1, 2015.

As of March 29, 2015, a total of $6.2 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our revolving credit facility, for at least the next 12 months. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, as well as financial, business and other factors affecting our operations, including factors beyond our control.

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

Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, capital lease obligations, borrowings under our Credit Facility and other liabilities. Capital lease obligations, which include imputed interest, consist principally of leases for some of our distribution center delivery tractors, management information systems hardware and point-of-sale equipment for our stores. Our Credit Facility debt fluctuates daily depending on operating, investing and financing cash flows. Other occupancy expense includes estimated property maintenance fees and property taxes for our stores, distribution center and corporate headquarters. Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, of which certain self-insurance liabilities are secured by a surety bond, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal and retirement of leasehold improvements for certain stores upon termination of their leases.

Issued and outstanding letters of credit were $0.5 million as of March 29, 2015, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, is a discussion of our future obligations and commitments as of December 28, 2014. In the 13 weeks ended March 29, 2015, our revolving credit borrowings decreased by $10.9 million from the end of fiscal 2014. We entered into new operating lease agreements in relation to our business operations during the 13 weeks ended March 29, 2015. We do not believe that these operating leases or the decrease in our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 28, 2014.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended March 29, 2015.

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

In fiscal 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. In the first quarter of fiscal 2015, the impact of inflation was minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of March 29, 2015, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of March 29, 2015.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 29, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company was served on the following dates with the following nine complaints, each of which was brought as a purported class action on behalf of persons who made purchases at the Company’s stores in California using credit cards and were requested or required to provide personal identification information at the time of the transaction: (1) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Maria Eugenia Saenz Valiente v. Big 5 Sporting Goods Corporation, et al., Case No. BC455049; (2) on February 22, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Scott Mossler v. Big 5 Sporting Goods Corporation, et al., Case No. BC455477; (3) on February 28, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Yelena Matatova v. Big 5 Sporting Goods Corporation, et al., Case No. BC455459; (4) on March 8, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Neal T. Wiener v. Big 5 Sporting Goods Corporation, et al., Case No. BC456300; (5) on March 22, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Donna Motta v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-509228; (6) on March 30, 2011, a complaint filed in the California Superior Court in the County of Alameda, entitled Steve Holmes v. Big 5 Sporting Goods Corporation, et al., Case No. RG11563123; (7) on March 30, 2011, a complaint filed in the California Superior Court in the County of San Francisco, entitled Robin Nelson v. Big 5 Sporting Goods Corporation, et al., Case No. CGC-11-508829; (8) on April 8, 2011, a complaint filed in the California Superior Court in the County of San Joaquin, entitled Pamela B. Smith v. Big 5 Sporting Goods Corporation, et al., Case No. 39-2011-00261014-CU-BT-STK; and (9) on May 31, 2011, a complaint filed in the California Superior Court in the County of Los Angeles, entitled Deena Gabriel v. Big 5 Sporting Goods Corporation, et al., Case No. BC462213. On June 16, 2011, the Judicial Council of California issued an Order Assigning Coordination Trial Judge designating the California Superior Court in the County of Los Angeles as having jurisdiction to coordinate and to hear all nine of the cases as Case No. JCCP4667. On October 21, 2011, the plaintiffs collectively filed a Consolidated Amended Complaint, alleging violations of the California Civil Code, negligence, invasion of privacy and unlawful intrusion. The plaintiffs allege, among other things, that customers making purchases with credit cards at the Company’s stores in California were improperly requested to provide their zip code at the time of such purchases. The plaintiffs seek, on behalf of the class members, the following: statutory penalties; attorneys’ fees; expenses; restitution of property; disgorgement of profits; and injunctive relief. In an effort to negotiate a settlement of this litigation, the Company and plaintiffs engaged in Mandatory Settlement Conferences conducted by the court on February 6, 2013, February 19, 2013, April 2, 2013, September 12, 2013, and September 20, 2013, and also engaged in mediation conducted by a third party mediator on July 15, 2013. As a result of the foregoing, the parties agreed to settle the lawsuit. On March 23, 2014, the court granted preliminary approval of the settlement. On December 5, 2014, the court granted final approval of the settlement and on January 2, 2015, entered judgment on the settlement. On February 2, 2015, a Notice of Appeal was filed by an objector, which was withdrawn on April 17, 2015. Under the terms of the settlement, the Company distributed to class members who submitted valid and timely claim forms either a $25 gift card (with proof of purchase) or a $10 merchandise voucher (without proof of purchase). Additionally, the Company paid plaintiff’s attorneys’ fees and costs awarded by the court, enhancement payments to the class representatives and claims administrator’s fees. Furthermore, to the extent that the total amount paid by the Company for the class payout, class representative enhancement payments and claims administrator’s fees was less than $1.0 million, the Company issued merchandise vouchers to a charity for the balance of the deficiency in the manner provided in the settlement agreement. The Company’s estimated total cost pursuant to this settlement is reflected in a legal settlement accrual initially recorded in the third quarter of fiscal 2013, and subsequently adjusted in fiscal 2014 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company has not yet been served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. The court has scheduled a hearing for June 8, 2015, to consider the parties’ request to preliminarily approve the proposed settlement. Under the terms of the proposed settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s anticipated total payments pursuant to this settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant preliminary or final approval of the settlement, the Company intends to defend the lawsuit vigorously. If the settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material negative impact on the Company’s financial condition, and costs associated with any judgment, defense of this litigation as well as any required change in the Company’s labor practices, could have a material negative impact on the Company’s results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended March 29, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
December 29 – January 25	34,873	$ 12.42	34,873	$6,672,000
January 26 – February 22	40,000	$ 12.37	40,000	$6,177,000
February 23 – March 29 (3)	53,821	$ 13.00	1,200	$6,162,000

Total	128,694		76,073	$6,162,000

(1)

The Company repurchased 76,073 shares of its common stock for $0.9 million during the first fiscal quarter ended March 29, 2015 under a previously announced plan, and withheld 52,621 shares of Company common stock totaling $0.7 million to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees. The current repurchase plan was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through March 29, 2015, the Company has repurchased a total of 2,226,750 shares for $28.8 million, leaving a total of $6.2 million available for share repurchases under the current share repurchase program.

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

(3)

Shares purchased in this monthly period include 52,621 shares of Company common stock withheld by the Company, as discussed in footnote 1 to this table. The average price paid per share of such withheld shares was $13.01, which reflects the closing market value of the Company’s common stock on the date the shares were withheld. The remaining 1,200 shares reflected for this monthly period were repurchased under the current authorization at an average price paid per share of $12.53. The average price paid per share for these transactions was $13.00.

(4)

This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans, and does not include $0.7 million withheld to satisfy minimum statutory tax withholding obligations, as discussed in footnote 1 to this table.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: April 29, 2015	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: April 29, 2015	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)