Form 10-Q
period 2015-06-28
BIG 5 SPORTING GOODS Corp
filed 2015-07-29
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015 OR
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

There were 22,188,814 shares of common stock, with a par value of $0.01 per share outstanding as of July 23, 2015.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$6,790	$11,503
Accounts receivable, net of allowances of $49 and $110, respectively	11,838	15,680
Merchandise inventories, net	336,567	310,088
Prepaid expenses	5,910	9,358
Deferred income taxes	10,129	11,025

Total current assets	371,234	357,654

Property and equipment, net	81,680	78,440
Deferred income taxes	14,358	12,792
Other assets, net of accumulated amortization of $1,155 and $1,067, respectively	2,306	2,257
Goodwill	4,433	4,433

Total assets	$474,011	$455,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,182	$92,369
Accrued expenses	58,724	70,399
Current portion of capital lease obligations	1,614	1,197

Total current liabilities	176,520	163,965

Deferred rent, less current portion	20,718	20,736
Capital lease obligations, less current portion	2,979	1,155
Long-term debt	70,465	66,312
Other long-term liabilities	8,597	8,404

Total liabilities	279,279	260,572

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,548,824 and 24,445,345 shares, respectively; outstanding 22,187,664 and 22,180,458 shares, respectively	246	245
Additional paid-in capital	111,163	110,707
Retained earnings	112,985	112,521
Less: Treasury stock, at cost; 2,361,160 and 2,264,887 shares, respectively	(29,662)	(28,469)

Total stockholders’ equity	194,732	195,004

Total liabilities and stockholders’ equity	$474,011	$455,576

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$240,407	$231,150	$483,962	$462,413
Cost of sales	163,131	155,577	330,002	314,162

Gross profit	77,276	75,573	153,960	148,251
Selling and administrative expense	72,653	71,146	145,115	140,050

Operating income	4,623	4,427	8,845	8,201
Interest expense	412	371	815	805

Income before income taxes	4,211	4,056	8,030	7,396
Income taxes	1,633	1,521	3,138	2,801

Net income	$2,578	$2,535	$4,892	$4,595

Earnings per share:
Basic	$0.12	$0.12	$0.22	$0.21

Diluted	$0.12	$0.11	$0.22	$0.21

Dividends per share	$0.10	$0.10	$0.20	$0.20

Weighted-average shares of common stock outstanding:
Basic	21,835	21,985	21,822	21,982

Diluted	21,965	22,113	22,012	22,198

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770
Net income	—	—	—	4,595	—	4,595
Dividends on common stock ($0.20 per share)	—	—	—	(4,468)	—	(4,468)
Issuance of nonvested share awards	152,920	1	(1)	—	—	—
Exercise of share option awards	8,925	—	55	—	—	55
Share-based compensation	—	—	985	—	—	985
Tax deficiency from share-based awards activity	—	—	(327)	—	—	(327)
Forfeiture of nonvested share awards	(7,395)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(91,524)	—	—	—	(1,204)	(1,204)

Balance as of June 29, 2014	22,307,700	$244	$109,805	$106,692	$(27,144)	$189,597

Balance as of December 28, 2014	22,180,458	$245	$110,707	$112,521	$(28,469)	$195,004
Net income	—	—	—	4,892	—	4,892
Dividends on common stock ($0.20 per share)	—	—	—	(4,428)	—	(4,428)
Issuance of nonvested share awards	152,140	2	(2)	—	—	—
Exercise of share option awards	7,925	—	49	—	—	49
Share-based compensation	—	—	1,010	—	—	1,010
Tax benefit from share-based awards activity	—	—	83	—	—	83
Forfeiture of nonvested share awards	(3,965)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(96,273)	—	—	—	(1,193)	(1,193)

Balance as of June 28, 2015	22,187,664	$246	$111,163	$112,985	$(29,662)	$194,732

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$4,892	$4,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,937	10,534
Impairment of store assets	—	756
Share-based compensation	1,010	985
Excess tax benefit related to share-based awards	(104)	(181)
Amortization of debt issuance costs	88	88
Deferred income taxes	(670)	997
Changes in operating assets and liabilities:
Accounts receivable, net	3,842	5,302
Merchandise inventories, net	(26,479)	(23,988)
Prepaid expenses and other assets	3,394	(7,717)
Accounts payable	23,142	19,779
Accrued expenses and other long-term liabilities	(11,520)	(13,354)

Net cash provided by (used in) operating activities	8,532	(2,204)

Cash flows from investing activities:
Purchases of property and equipment	(12,873)	(8,785)
Proceeds from solar energy rebate	—	100

Net cash used in investing activities	(12,873)	(8,685)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	89,600	105,588
Principal payments under revolving credit facility	(85,447)	(80,433)
Changes in book overdraft	2,389	(10,326)
Principal payments under capital lease obligations	(705)	(827)
Proceeds from exercise of share option awards	49	55
Excess tax benefit related to share-based awards	104	181
Purchases of treasury stock	(1,193)	(1,204)
Tax withholding payments for share-based compensation	(685)	(809)
Dividends paid	(4,484)	(4,506)

Net cash (used in) provided by financing activities	(372)	7,719

Net decrease in cash	(4,713)	(3,170)
Cash at beginning of period	11,503	9,400

Cash at end of period	$6,790	$6,230

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,960	$451

Property and equipment additions unpaid	$3,450	$1,876

Supplemental disclosures of cash flow information:
Interest paid	$730	$759

Income taxes paid	$514	$4,558

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 439 stores as of June 28, 2015. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100% owned subsidiary, and Big 5 Services Corp., which is a 100% owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application was not permitted. On July 9, 2015, the FASB decided to defer for one year the effective date of ASU No. 2014-09, while also deciding to permit early application. With these changes, ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). The Company is evaluating the future impact of the issuance of ASU No. 2014-09, as well as the deferral decisions reached by the FASB.

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

In April 2015, the FASB issued ASU No. 2015–05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the customer should account for the fees related to the software license element in a manner consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. This ASU permits either retrospective or prospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is also permitted. When adopted, ASU No. 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Other relevant recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2015). The Company recognized approximately $112,000 and $223,000 in gift card breakage revenue for the 13 and 26 weeks ended June 28, 2015, respectively, compared to approximately $109,000 and $217,000 in gift card breakage revenue for the 13 and 26 weeks ended June 29, 2014, respectively.

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

(3) Impairment of Long-Lived Assets

The Company recognized no impairment charges in fiscal 2015.

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

As discussed in Note 3 to the Interim Financial Statements, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment. The Company classified these fair value measurements as Level 3 inputs, in accordance with ASC 820, Fair Value Measurement.

(5) Accrued Expenses

The major components of accrued expenses are as follows:

	June 28, 2015	December 28, 2014
	(In thousands)

Payroll and related expense	$20,506	$22,568
Occupancy expense	9,315	9,412
Sales tax	6,250	10,432
Other	22,653	27,987

Accrued expenses	$58,724	$70,399

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

As of June 28, 2015, the Company had long-term revolving credit borrowings of $70.5 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $66.3 million and letter of credit commitments of $0.5 million as of December 28, 2014, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $69.0 million and $73.2 million as of June 28, 2015 and December 28, 2014, respectively.

(7) Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of June 28, 2015 and December 28, 2014, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2011 and after, and state and local income tax returns are open for fiscal years 2010 and after.

As of June 28, 2015 and December 28, 2014, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of June 28, 2015 and December 28, 2014, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per share data)

Net income	$2,578	$2,535	$4,892	$4,595

Weighted-average shares of common stock outstanding:
Basic	21,835	21,985	21,822	21,982
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	130	128	190	216

Diluted	21,965	22,113	22,012	22,198

Basic earnings per share	$0.12	$0.12	$0.22	$0.21

Diluted earnings per share	$0.12	$0.11	$0.22	$0.21

The computation of diluted earnings per share for the 13 weeks ended June 28, 2015, the 26 weeks ended June 28, 2015, the 13 weeks ended June 29, 2014 and the 26 weeks ended June 29, 2014 does not include share option awards in the amounts of 467,947, 468,233, 505,800 and 548,679, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the 13 weeks ended June 28, 2015, the 26 weeks ended June 28, 2015, the 13 weeks ended June 29, 2014 and the 26 weeks ended June 29, 2014 does not include nonvested share awards and nonvested share unit awards in the amounts of 110,037, 2,354, 231,538 and 142 shares, respectively, that were outstanding and

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(9) Commitments and Contingencies

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company has not yet been served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. On June 22, 2015, the court granted preliminary approval of the proposed settlement. The court has scheduled a hearing for October 20, 2015, to consider granting final approval of the settlement. Under the terms of the proposed settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s anticipated total payments pursuant to this proposed settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the proposed settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the proposed settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant final approval of the proposed settlement, the Company intends to defend the lawsuit vigorously. If the proposed settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material negative impact on the Company’s financial condition, and costs associated with any judgment, defense of this litigation as well as any required change in the Company’s labor practices, could have a material negative impact on the Company’s results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s results of operations or financial condition.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10) Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.0 million in share-based compensation expense for the 13 and 26 weeks ended June 28, 2015, respectively, compared to $0.5 million and $1.0 million in share-based compensation expense for the 13 and 26 weeks ended June 29, 2014, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first half of fiscal 2015 and 2014, the Company granted 10,000 and 18,000 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the first half of fiscal 2015 and 2014 was $6.22 and $4.80, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Risk-free interest rate	1.9%	1.8%	1.9%	1.8%
Expected term	5.8 years	5.8 years	5.8 years	5.8 years
Expected volatility	57.0%	57.0%	57.0%	57.0%
Expected dividend yield	2.7%	3.3%	2.7%	3.3%

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2014	729,905	$15.73

Granted	10,000	14.66
Exercised	(7,925)	6.12
Forfeited or Expired	(2,800)	19.12

Outstanding at June 28, 2015	729,180	$15.80	2.60	$1,907,777

Exercisable at June 28, 2015	678,055	$16.00	2.10	$1,785,624

Vested and Expected to Vest at June 28, 2015	728,669	$15.80	2.60	$1,907,219

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $14.42 as of June 28, 2015, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for the 26 weeks ended June 28, 2015 and June 29, 2014 was approximately $0.1 million and $0.1 million, respectively. The total cash received from employees as a result of employee share option award exercises for the 26 weeks ended June 28, 2015 and June 29, 2014 was approximately $49,000 and $55,000, respectively. The actual tax benefit realized for the expected tax deduction from share option award exercises of share-based compensation awards in the 26 weeks ended June 28, 2015 and June 29, 2014 totaled $24,000 and $41,000, respectively.

As of June 28, 2015, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.2 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company have historically vested from the date of grant in four equal annual installments of 25% per year. In accordance with the Company’s Director Compensation Program, as amended on July 24, 2014, nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors vest 100% on the first anniversary of the grant date. This one-year vesting for

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

non-employee directors became effective for nonvested share awards and nonvested share unit awards granted in fiscal 2015.

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first half of fiscal 2015 and 2014 was $1.7 million and $2.1 million, respectively. The total fair value of nonvested share unit awards vested during the first half of fiscal 2015 and 2014 was $0.1 million and $0.1 million, respectively.

The Company granted 152,140 and 152,920 nonvested share awards in the first half of fiscal 2015 and 2014, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2015 and 2014 was $12.65 and $15.14, respectively.

In the first half of fiscal 2015 and 2014, the Company granted 21,000 and 12,000 nonvested share unit awards, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the first half of fiscal 2015 and 2014 was $14.66 and $11.93, respectively. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

The following table details the Company’s nonvested share awards activity for the 26 weeks ended June 28, 2015:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of December 28, 2014	336,765	$13.47

Granted	152,140	12.65
Vested	(132,475)	12.57
Forfeited	(3,965)	14.10

Balance as of June 28, 2015	352,465	$13.45

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2015, the Company withheld 52,621 common shares with a total value of $0.7 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of June 28, 2015, there was $4.1 million and $0.5 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.8 years and 1.6 years for nonvested share awards and nonvested share unit awards, respectively.

(11) Subsequent Event

In the third quarter of fiscal 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2015 to stockholders of record as of September 1, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of June 28, 2015, and the related condensed consolidated statements of operations for the 13 and 26 weeks ended June 28, 2015 and June 29, 2014, and of stockholders’ equity and cash flows for the 26 weeks ended June 28, 2015 and June 29, 2014. These interim financial statements are the responsibility of the Corporation’s management.

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

July 29, 2015

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

Overview

We are a leading sporting goods retailer in the western United States, operating 439 stores under the name “Big 5 Sporting Goods” as of June 28, 2015. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our improved operating results for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 were mainly attributable to our higher sales levels, including an increase in same store sales of 1.7%. Our higher same store sales in the second quarter of fiscal 2015 compared to the same period last year reflected increases in each of our major merchandise categories of hardgoods, footwear and apparel.

•

Net sales for the second quarter of fiscal 2015 increased 4.0% to $240.4 million compared to $231.2 million for the second quarter of fiscal 2014. The increase in net sales was primarily attributable to added sales from new stores as well as an increase in same store sales of 1.7%, partially offset by a reduction in closed store sales.

•

Net income for the second quarter of fiscal 2015 increased to $2.6 million, or $0.12 per diluted share, compared to $2.5 million, or $0.11 per diluted share, for the second quarter of fiscal 2014. The increase in net income was driven primarily by higher net sales leading to higher gross profit, partially offset by an increase in selling and administrative expense.

•

Gross profit for the second quarter of fiscal 2015 represented 32.1% of net sales, compared with 32.7% in the same quarter of the prior year. The decrease in gross profit margin resulted mainly from a year over year decrease in merchandise margins of 17 basis points, along with higher distribution and occupancy expense as a percentage of net sales.

•

Selling and administrative expense for the second quarter of fiscal 2015 increased 2.1% to $72.7 million, or 30.2% of net sales, compared to $71.1 million, or 30.8% of net sales, for the second quarter of fiscal 2014. The increase in selling and administrative expense was primarily attributable to higher employee labor expense to support the increase in store count, as well as increased legal and other expense associated with a publicly-disclosed proxy contest, partially offset by a decrease in print advertising expense.

•	Operating cash flow provided in the first half of fiscal 2015 was $8.5 million compared to $2.2 million used in the first half of fiscal 2014.

•	Capital expenditures for the first half of fiscal 2015 of $12.9 million were up from $8.8 million in the first half of fiscal 2014.

•	We increased the balance under our revolving credit facility to $70.5 million as of June 28, 2015, compared with $68.2 million as of June 29, 2014 and $66.3 million as of December 28, 2014.

•	We paid cash dividends in the first half of fiscal 2015 of $4.4 million, or $0.20 per share.

•	We repurchased 96,273 shares of common stock for $1.2 million in the first half of fiscal 2015.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 28, 2015 Compared to 13 Weeks Ended June 29, 2014

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 28, 2015		June 29, 2014
	(In thousands, except percentages)

Net sales	$240,407	100.0%	$231,150	100.0%
Cost of sales (1)	163,131	67.9	155,577	67.3

Gross profit	77,276	32.1	75,573	32.7
Selling and administrative expense (2)	72,653	30.2	71,146	30.8

Operating income	4,623	1.9	4,427	1.9
Interest expense	412	0.1	371	0.2

Income before income taxes	4,211	1.8	4,056	1.7
Income taxes	1,633	0.7	1,521	0.6

Net income	$2,578	1.1%	$2,535	1.1%

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

Net Sales. Net sales increased by $9.2 million, or 4.0%, to $240.4 million in the 13 weeks ended June 28, 2015 from $231.2 million in the comparable period last year. The change in net sales reflected the following:

•	Added sales from new stores opened since March 30, 2014 were partially offset by a reduction in closed store sales.

•

Same store sales increased by $4.0 million, or 1.7%, for the 13 weeks ended June 28, 2015, versus the comparable 13-week period in the prior year. Our higher same store sales in the second quarter of fiscal 2015 compared to the same period last year reflected increases in each of our major merchandise categories of hardgoods, footwear and apparel. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Our sales for the second quarter of fiscal 2015 compared with the prior year were negatively impacted by soccer-related business generated from the 2014 World Cup, and pressure from cycling this business is expected to continue into the third quarter of fiscal 2015. Our sales also continue to be impacted by the economic and recreational effect of the ongoing drought in our core California markets.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in the second quarter of fiscal 2015 compared to the same period last year, partially reflecting the shift to more branded product.

Store count as of June 28, 2015 was 439 versus 427 as of June 29, 2014. We opened three new stores and closed one store, which was a relocation, in the 13 weeks ended June 28, 2015. We opened two new stores in the 13 weeks ended June 29, 2014.

Gross Profit. Gross profit increased by $1.7 million, or 2.2%, to $77.3 million, or 32.1% of net sales, in the 13 weeks ended June 28, 2015 from $75.6 million, or 32.7% of net sales, in the 13 weeks ended June 29, 2014. The change in gross profit was primarily attributable to the following:

•	Net sales increased $9.2 million, or 4.0%, year over year in the second quarter of fiscal 2015.

•	Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 17 basis points versus the second quarter last year.

•	Store occupancy expense increased by $1.0 million year over year in the second quarter of fiscal 2015 due primarily to the increase in store count and lease renewals for existing stores.

•	Distribution expense increased $0.9 million resulting primarily from higher employee labor and benefit-related expense as well as lower costs capitalized into inventory.

Selling and Administrative Expense. Selling and administrative expense increased by $1.6 million to $72.7 million, or 30.2% of net sales, in the 13 weeks ended June 28, 2015 from $71.1 million, or 30.8% of net sales, in the same period last year. The change in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $1.4 million due primarily to higher employee labor expense and higher operating expense to support the increase in store count.

•

Administrative expense increased by $1.2 million, primarily reflecting costs associated with a publicly-disclosed proxy contest, which was settled on April 30, 2015, as well as higher employee labor and benefit-related expense. The proxy contest and related matters negatively impacted our administrative expense during the second quarter of fiscal 2015 by approximately $1.1 million. Administrative expense for the second quarter of fiscal 2014 included a pre-tax non-cash impairment charge of $0.8 million related to certain underperforming stores as discussed in Note 3 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•	Advertising expense for the second quarter of fiscal 2015 decreased by $1.1 million, due primarily to lower newspaper advertising.

Interest Expense. Interest expense remained flat at $0.4 million in the 13 weeks ended June 28, 2015 compared to the second quarter of fiscal 2014. Interest expense reflected an increase in average interest rates of 10 basis points to 1.9% in the second quarter of fiscal 2015 from 1.8% in the prior year. The impact of higher average interest rates was offset by a decrease in average debt levels of $0.8 million to $61.4 million in the second quarter of fiscal 2015 from $62.2 million in the same period last year.

Income Taxes. The provision for income taxes was $1.6 million for the 13 weeks ended June 28, 2015 and $1.5 million for the 13 weeks ended June 29, 2014. Our effective tax rate was 38.8% for the second quarter of fiscal 2015 compared with 37.5% for the second quarter of fiscal 2014. The increased effective tax rate for the second quarter of fiscal 2015 compared to the same period in fiscal 2014 was primarily due to a reduced amount of income tax credits for the current year.

26 Weeks Ended June 28, 2015 Compared to 26 Weeks Ended June 29, 2014

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 28, 2015		June 29, 2014
	(In thousands, except percentages)

Net sales	$483,962	100.0%	$462,413	100.0%
Cost of sales (1)	330,002	68.2	314,162	67.9

Gross profit	153,960	31.8	148,251	32.1
Selling and administrative expense (2)	145,115	30.0	140,050	30.3

Operating income	8,845	1.8	8,201	1.8
Interest expense	815	0.2	805	0.2

Income before income taxes	8,030	1.6	7,396	1.6
Income taxes	3,138	0.6	2,801	0.6

Net income	$4,892	1.0%	$4,595	1.0%

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

Net Sales. Net sales increased by $21.6 million, or 4.7%, to $484.0 million in the 26 weeks ended June 28, 2015 from $462.4 million in the comparable period last year. The change in net sales reflected the following:

•

Same store sales increased by $12.7 million, or 2.8%, for the 26 weeks ended June 28, 2015, versus the comparable 26-week period in the prior year. Our higher same store sales in the first half of fiscal 2015 compared to the same period last year reflected increases across each of our major merchandise categories of hardgoods, footwear and apparel. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Added sales from new stores opened since December 29, 2013 were partially offset by a reduction in closed store sales.

•	Our sales continue to be impacted by the economic and recreational effect of the ongoing drought in our core California markets.

•

We experienced a relatively flat number of customer transactions year over year in our retail stores, and the average sale per transaction increased in the first half of fiscal 2015 compared to the same period last year.

Store count as of June 28, 2015 was 439 versus 427 as of June 29, 2014. We opened four new stores and closed four stores, two of which were relocations, in the 26 weeks ended June 28, 2015. We opened two new stores and closed four stores, two of which were relocations, in the 26 weeks ended June 29, 2014.

Gross Profit. Gross profit increased by $5.7 million, or 3.8%, to $154.0 million, or 31.8% of net sales, in the 26 weeks ended June 28, 2015 from $148.3 million, or 32.1% of net sales, in the 26 weeks ended June 29, 2014. The change in gross profit was primarily attributable to the following:

•	Net sales increased $21.6 million, or 4.7%, year over year in the first half of fiscal 2015.

•	Merchandise margins, which exclude buying, occupancy and distribution expense, decreased two basis points versus the first half last year.

•	Store occupancy expense increased by $2.1 million year over year in the first half of fiscal 2015 due primarily to the increase in store count and lease renewals for existing stores.

•

Distribution expense increased $2.0 million resulting primarily from lower costs capitalized into inventory as well as higher employee labor and benefit-related expense, partially offset by lower fuel expense.

Selling and Administrative Expense. Selling and administrative expense increased by $5.1 million to $145.1 million, or 30.0% of net sales, in the 26 weeks ended June 28, 2015 from $140.0 million, or 30.3% of net sales, in the same period last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $4.0 million due primarily to higher employee labor and benefit-related expense and higher operating expense to support the increase in store count.

•

Administrative expense increased by $2.9 million, primarily reflecting costs associated with a publicly-disclosed proxy contest, which was settled on April 30, 2015. The proxy contest and related matters negatively impacted our administrative expense during the first half of fiscal 2015 by approximately $1.6 million.

•

Administrative expense also included higher employee labor and benefit-related expense, as well as a pre-tax charge of $0.4 million for a legal settlement, as further discussed in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Administrative expense for the first half of fiscal 2014 included a pre-tax non-cash impairment charge of $0.8 million related to certain underperforming stores as discussed in Note 3 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•	Advertising expense for the first half of fiscal 2015 decreased by $1.8 million, due primarily to lower newspaper advertising.

Interest Expense. Interest expense remained flat at $0.8 million in the 26 weeks ended June 28, 2015 compared to the same period in fiscal 2014. Interest expense reflected a decrease in average interest rates of 10 basis points to 1.8% in the first half of fiscal 2015 from 1.9% in the prior year. The impact of lower average interest rates was offset by an increase in average debt levels of $4.0 million to $62.7 million in the first half of fiscal 2015 from $58.7 million in the same period last year.

Income Taxes. The provision for income taxes was $3.1 million for the 26 weeks ended June 28, 2015 and $2.8 million for the 26 weeks ended June 29, 2014. Our effective tax rate was 39.1% for the first half of fiscal 2015 compared with 37.9% for the first half of fiscal 2014. The increased effective tax rate for the first half of fiscal 2015 compared to the same period in fiscal 2014 was primarily due to a reduced amount of income tax credits for the current year.

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

We ended the first half of fiscal 2015 with $6.8 million of cash compared with $6.2 million at the end of the same period in fiscal 2014. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$8,532	$(2,204)
Investing activities	(12,873)	(8,685)
Financing activities	(372)	7,719

Net decrease in cash	$(4,713)	$(3,170)

Operating Activities. Net cash provided by operating activities for the 26 weeks ended June 28, 2015 was $8.5 million, and net cash used in operating activities for the 26 weeks ended June 29, 2014 was $2.2 million, respectively. The increase in cash flow from operating activities for the 26 weeks ended June 28, 2015 compared to the same period last year primarily reflects decreased prepaid expenses related mainly to the prepayment of income taxes and the timing of rent payments.

Investing Activities. Net cash used in investing activities for the 26 weeks ended June 28, 2015 and June 29, 2014 was $12.9 million and $8.7 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. The increase primarily reflects increased investment in our distribution center to support overall growth.

Financing Activities. Net cash used in financing activities for the 26 weeks ended June 28, 2015 was $0.4 million, and net cash provided by financing activities for the 26 weeks ended June 29, 2014 was $7.7 million. In the first half of fiscal 2015, net cash was used primarily to fund dividend payments and treasury stock repurchases, largely offset by increased net borrowings under our revolving credit facility. In the first half of fiscal 2014, net cash was provided primarily from increased net borrowings under our revolving credit facility, partially offset by dividend payments and treasury stock repurchases.

As of June 28, 2015, we had revolving credit borrowings of $70.5 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $66.3 million and letter of credit commitments of $0.5 million outstanding as of December 28, 2014 and revolving credit borrowings of $68.2 million and letter of credit commitments of $0.6 million outstanding as of June 29, 2014.

In fiscal 2014 and the first half of fiscal 2015, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the third quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2015 to stockholders of record as of September 1, 2015.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first half of fiscal 2015, we repurchased 96,273 shares of common stock for $1.2 million. In the first half of fiscal 2014, we repurchased 91,524 shares of common stock for $1.2 million. Since the inception of our initial share repurchase program in May 2006 through June 28, 2015, we have repurchased a total of 2,246,950 shares for $29.1 million, leaving a total of $5.9 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $69.0 million and $73.2 million as of June 28, 2015 and December 28, 2014, respectively.

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

Future Capital Requirements. We had cash on hand of $6.8 million as of June 28, 2015. We expect capital expenditures for fiscal 2015, excluding non-cash acquisitions, to range from approximately $26.0 million to $30.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. The increased capital expenditures expected in fiscal 2015 compared to actual capital expenditures in fiscal 2014 primarily reflect increased investment in our distribution center to support overall growth. For fiscal 2015, we expect to open approximately eight to ten new stores and close approximately six stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the third quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2015 to stockholders of record as of September 1, 2015.

As of June 28, 2015, a total of $5.9 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Issued and outstanding letters of credit were $0.5 million as of June 28, 2015, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, is a discussion of our future obligations and commitments as of December 28, 2014. In the 26 weeks ended June 28, 2015, our revolving credit borrowings increased by $4.2 million from the end of fiscal 2014. We entered into new operating lease agreements in relation to our business operations during the 26 weeks ended June 28, 2015. We do not believe that these operating leases or the increase in our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 28, 2014.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended June 28, 2015.

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

In fiscal 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. In the first half of fiscal 2015, the impact of inflation was minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of June 28, 2015, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of June 28, 2015.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 28, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleges, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff seeks, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company has not yet been served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. On June 22, 2015, the court granted preliminary approval of the proposed settlement. The court has scheduled a hearing for October 20, 2015, to consider granting final approval of the settlement. Under the terms of the proposed settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s anticipated total payments pursuant to this proposed settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the proposed settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the proposed settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. Once final approval is granted, the settlement will constitute a full and complete settlement and release of all claims related to the lawsuit. If the court does not grant final approval of the proposed settlement, the Company intends to defend the lawsuit vigorously. If the proposed settlement is not finally approved by the court and the lawsuit is resolved unfavorably to the Company, this litigation could have a material negative impact on the Company’s financial condition, and costs associated with any judgment, defense of this litigation as well as any required change in the Company’s labor practices, could have a material negative impact on the Company’s results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended June 28, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
March 30 – April 26	15,200	$ 12.38	15,200	$5,974,000
April 27 – May 24	5,000	$ 12.47	5,000	$5,912,000
May 25 – June 28	—	$ —	—	$5,912,000

Total	20,200		20,200	$5,912,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through June 28, 2015, the Company has repurchased a total of 2,246,950 shares for $29.1 million, leaving a total of $5.9 million available for share repurchases under the current share repurchase program.

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

Not applicable.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: July 29, 2015	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 29, 2015	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)