Form 10-Q
period 2015-09-27
BIG 5 SPORTING GOODS Corp
filed 2015-10-28
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

There were 21,969,855 shares of common stock, with a par value of $0.01 per share outstanding as of October 20, 2015.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$5,831	$11,503
Accounts receivable, net of allowances of $46 and $110, respectively	8,660	15,680
Merchandise inventories, net	318,359	310,088
Prepaid expenses	5,903	9,358
Deferred income taxes	11,256	11,025
Total current assets	350,009	357,654
Property and equipment, net	82,709	78,440
Deferred income taxes	14,670	12,792
Other assets, net of accumulated amortization of $1,199 and $1,067, respectively	2,170	2,257
Goodwill	4,433	4,433
Total assets	$453,991	$455,576
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,217	$92,369
Accrued expenses	66,792	70,399
Current portion of capital lease obligations	1,485	1,197
Total current liabilities	160,494	163,965
Deferred rent, less current portion	20,320	20,736
Capital lease obligations, less current portion	2,625	1,155
Long-term debt	65,258	66,312
Other long-term liabilities	8,218	8,404
Total liabilities	256,915	260,572
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,551,384 and 24,445,345 shares, respectively; outstanding 22,008,255 and 22,180,458 shares, respectively	246	245
Additional paid-in capital	111,579	110,707
Retained earnings	116,915	112,521
Less: Treasury stock, at cost; 2,543,129 and 2,264,887 shares, respectively	(31,664)	(28,469)
Total stockholders' equity	197,076	195,004
Total liabilities and stockholders' equity	$453,991	$455,576

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$270,130	$265,115	$754,092	$727,528
Cost of sales	184,965	179,055	514,967	493,217
Gross profit	85,165	86,060	239,125	234,311
Selling and administrative expense	74,870	73,842	219,985	213,892
Operating income	10,295	12,218	19,140	20,419
Interest expense	438	386	1,253	1,191
Income before income taxes	9,857	11,832	17,887	19,228
Income taxes	3,727	4,366	6,865	7,167
Net income	$6,130	$7,466	$11,022	$12,061
Earnings per share:
Basic	$0.28	$0.34	$0.51	$0.55
Diluted	$0.28	$0.34	$0.50	$0.54
Dividends per share	$0.10	$0.10	$0.30	$0.30
Weighted-average shares of common stock outstanding:
Basic	21,730	21,926	21,791	21,964
Diluted	21,850	22,038	21,977	22,163

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770
Net income	—	—	—	12,061	—	12,061
Dividends on common stock ($0.30 per share)	—	—	—	(6,699)	—	(6,699)
Issuance of nonvested share awards	152,920	2	(2)	—	—	—
Exercise of share option awards	10,525	—	63	—	—	63
Share-based compensation	—	—	1,451	—	—	1,451
Tax deficiency from share-based awards activity	—	—	(421)	—	—	(421)
Forfeiture of nonvested share awards	(11,550)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(205,724)	—	—	—	(2,364)	(2,364)
Balance as of September 28, 2014	22,190,945	$245	$110,184	$111,927	$(28,304)	$194,052

Balance as of December 28, 2014	22,180,458	$245	$110,707	$112,521	$(28,469)	$195,004
Net income	—	—	—	11,022	—	11,022
Dividends on common stock ($0.30 per share)	—	—	—	(6,628)	—	(6,628)
Issuance of nonvested share awards	152,140	2	(2)	—	—	—
Exercise of share option awards	12,875	—	83	—	—	83
Share-based compensation	—	—	1,599	—	—	1,599
Tax deficiency from share-based awards activity	—	—	(124)	—	—	(124)
Forfeiture of nonvested share awards	(6,355)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(278,242)	—	—	—	(3,195)	(3,195)
Balance as of September 27, 2015	22,008,255	$246	$111,579	$116,915	$(31,664)	$197,076

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$11,022	$12,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,222	15,947
Impairment of store assets	—	756
Share-based compensation	1,599	1,451
Excess tax benefit related to share-based awards	(110)	(184)
Amortization of debt issuance costs	132	132
Deferred income taxes	(2,109)	38
Changes in operating assets and liabilities:
Accounts receivable, net	7,020	6,920
Merchandise inventories, net	(8,271)	(6,574)
Prepaid expenses and other assets	3,410	134
Accounts payable	1,991	4,558
Accrued expenses and other long-term liabilities	(5,564)	(10,157)
Net cash provided by operating activities	25,342	25,082

Cash flows from investing activities:
Purchases of property and equipment	(18,002)	(14,727)
Proceeds from solar energy rebate	—	100
Net cash used in investing activities	(18,002)	(14,627)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	132,065	149,649
Principal payments under revolving credit facility	(133,119)	(137,286)
Changes in book overdraft	(420)	(15,733)
Principal payments under capital lease obligations	(1,202)	(1,233)
Proceeds from exercise of share option awards	83	63
Excess tax benefit related to share-based awards	110	184
Purchases of treasury stock	(3,195)	(2,345)
Tax withholding payments for share-based compensation	(685)	(809)
Dividends paid	(6,649)	(6,704)
Net cash used in financing activities	(13,012)	(14,214)

Net decrease in cash	(5,672)	(3,759)

Cash at beginning of period	11,503	9,400

Cash at end of period	$5,831	$5,641

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,960	$792
Property and equipment additions unpaid	$4,635	$4,077

Supplemental disclosures of cash flow information:
Interest paid	$1,137	$1,096
Income taxes paid	$3,160	$4,558

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 439 stores and an e-commerce platform as of September 27, 2015. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100% owned subsidiary, and Big 5 Services Corp., which is a 100% owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30) — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which amends Subtopic 835-30 to add United States Securities and Exchange Commission paragraphs relative to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The effective date of ASU No. 2015-03 was unaffected by the issuance of ASU No. 2015-15. When adopted, ASU No. 2015-03 and ASU No. 2015-15 are not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015–11, Inventory (Topic 330) – Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first-out (“LIFO”) or the retail inventory method, to be measured at the lower of cost and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. When adopted, ASU No. 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2015). The Company recognized approximately $112,000 and $335,000 in gift card breakage revenue for the 13 and 39 weeks ended September 27, 2015, respectively, compared to approximately $110,000 and $326,000 in gift card breakage revenue for the 13 and 39 weeks ended September 28, 2014, respectively.

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

As discussed in Note 3 to the Interim Financial Statements, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment in fiscal 2014. The Company classified these fair value measurements as Level 3 inputs, in accordance with ASC 820, Fair Value Measurement.

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	September 27, 2015	December 28, 2014
	(In thousands)
Payroll and related expense	$21,723	$22,568
Occupancy expense	10,362	9,412
Sales tax	8,139	10,432
Other	26,568	27,987
Accrued expenses	$66,792	$70,399

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Long-Term Debt

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of September 27, 2015, the Company had long-term revolving credit borrowings of $65.3 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $66.3 million and letter of credit commitments of $0.5 million as of December 28, 2014, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $74.2 million and $73.2 million as of September 27, 2015 and December 28, 2014, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of September 27, 2015 and December 28, 2014, there was no valuation allowance as the deferred income tax assets were more likely than not to be realized.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2012 and after, and state and local income tax returns are open for fiscal years 2010 and after.

As of September 27, 2015 and December 28, 2014, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of September 27, 2015 and December 28, 2014, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per share data)
Net income	$6,130	$7,466	$11,022	$12,061
Weighted-average shares of common stock outstanding:
Basic	21,730	21,926	21,791	21,964
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	120	112	186	199
Diluted	21,850	22,038	21,977	22,163
Basic earnings per share	$0.28	$0.34	$0.51	$0.55
Diluted earnings per share	$0.28	$0.34	$0.50	$0.54

The computation of diluted earnings per share for the 13 weeks ended September 27, 2015, the 39 weeks ended September 27, 2015, the 13 weeks ended September 28, 2014 and the 39 weeks ended September 28, 2014 does not include share option awards in the amounts of 496,716, 491,227, 507,259 and 528,123, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Additionally, the computation of diluted earnings per share for the 13 weeks ended September 27, 2015, the 13 weeks ended September 28, 2014 and the 39 weeks ended September 28, 2014 does not include nonvested share awards and nonvested share unit awards in the amounts of 9,000, 260,691 and 1,320 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards or nonvested share unit awards were antidilutive for the 39 weeks ended September 27, 2015.

(9)	Commitments and Contingencies

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleged, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff sought, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company was not served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. On June 22, 2015, the court granted preliminary approval of the proposed settlement. On October 20, 2015, the court granted final approval of the settlement. Under the terms of the settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s total payments pursuant to this settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material negative impact on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $1.6 million in share-based compensation expense for the 13 and 39 weeks ended September 27, 2015, respectively, compared to $0.5 million and $1.5 million in share-based compensation expense for the 13 and 39 weeks ended September 28, 2014, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the 39 weeks ended September 27, 2015 and September 28, 2014, the Company granted 20,000 and 18,000 share option awards, respectively. The weighted-average grant-date fair value per option for share option awards granted in the 39 weeks ended September 27, 2015 and September 28, 2014 was $6.02 and $4.80, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	39 Weeks Ended
	September 27, 2015	September 28, 2014
Risk-free interest rate	1.8%	1.8%
Expected term	5.8 years	5.8 years
Expected volatility	57.0%	57.0%
Expected dividend yield	2.8%	3.3%

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

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2014	729,905	$15.73
Granted	20,000	14.31
Exercised	(12,875)	6.45
Forfeited or Expired	(53,600)	24.65
Outstanding at September 27, 2015	683,430	$15.16	2.58	$959,698
Exercisable at September 27, 2015	627,930	$15.28	2.06	$932,249
Vested and Expected to Vest at September 27, 2015	682,793	$15.16	2.58	$959,660

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $10.74 as of September 27, 2015, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for the 39 weeks ended September 27, 2015 and September 28, 2014 was approximately $0.1 million and $0.1 million, respectively. The total cash received from employees as a result of employee share option award exercises for the 39 weeks ended September 27, 2015 and September 28, 2014 was approximately $0.1 million and $0.1 million, respectively. The actual tax benefit realized for the expected tax deduction from share option award exercises of share-based compensation awards in the 39 weeks ended September 27, 2015 and September 28, 2014 totaled $35,000 and $45,000, respectively.

As of September 27, 2015, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.5 years.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company have historically vested from the date of grant in four equal annual installments of 25% per year. In accordance with the Company’s Director Compensation Program, as amended on July 24, 2014, nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors vest 100% on the first anniversary of the grant date. This one-year vesting for non-employee directors became effective for nonvested share awards and nonvested share unit awards granted in fiscal 2015.

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 39 weeks ended September 27, 2015 and September 28, 2014 was $1.7 million and $2.1 million, respectively. The total fair value of nonvested share unit awards vested during the 39 weeks ended September 27, 2015 and September 28, 2014 was $0.1 million and $0.1 million, respectively.

The Company granted 152,140 and 152,920 nonvested share awards in the 39 weeks ended September 27, 2015 and September 28, 2014, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 39 weeks ended September 27, 2015 and September 28, 2014 was $13.06 and $15.14, respectively.

The Company granted 25,200 and 12,000 nonvested share unit awards in the 39 weeks ended September 27, 2015 and September 28, 2014, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 39 weeks ended September 27, 2015 and September 28, 2014 was $14.67 and $11.93, respectively. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

The following table details the Company’s nonvested share awards activity for the 39 weeks ended September 27, 2015:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of December 28, 2014	336,765	$13.47
Granted	152,140	13.06
Vested	(132,475)	12.57
Forfeited	(6,355)	13.90
Balance as of September 27, 2015	350,075	$13.63

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 39 weeks ended September 27, 2015, the Company withheld 52,621 common shares with a total value of $0.7 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of September 27, 2015, there was $3.7 million and $0.5 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.5 years and 1.3 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

In the fourth quarter of fiscal 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2015 to stockholders of record as of December 1, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of September 27, 2015, and the related condensed consolidated statements of operations for the 13 and 39 weeks ended September 27, 2015 and September 28, 2014, and of stockholders’ equity and cash flows for the 39 weeks ended September 27, 2015 and September 28, 2014. These interim financial statements are the responsibility of the Corporation’s management.

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

October 28, 2015

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

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2015 includes 53 weeks and fiscal 2014 included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 439 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of September 27, 2015. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the third quarter of fiscal 2015 declined compared to the third quarter of fiscal 2014 primarily due to lower gross profit and higher operating expense. Although our total sales increased from the prior year, same store sales declined 0.4%, while merchandise margins declined and occupancy costs increased. Our lower same store sales in the third quarter of fiscal 2015 compared to the same period last year reflected decreases in our major merchandise categories of apparel and hardgoods, partially offset by an increase in our footwear category.

•

Net sales for the third quarter of fiscal 2015 increased 1.9% to $270.1 million compared to $265.1 million for the third quarter of fiscal 2014. The increase in net sales was primarily attributable to added sales from new stores, partially offset by a reduction in closed store sales and a decrease in same store sales of 0.4%.

•

Net income for the third quarter of fiscal 2015 decreased to $6.1 million, or $0.28 per diluted share, compared to $7.5 million, or $0.34 per diluted share, for the third quarter of fiscal 2014. The decrease in net income was driven primarily by lower gross profit and higher selling and administrative expense.

•

Gross profit for the third quarter of fiscal 2015 represented 31.5% of net sales, compared with 32.5% in the same quarter of the prior year. The decrease in gross profit margin resulted mainly from a year over year decrease in merchandise margins of 51 basis points, along with higher occupancy expense as a percentage of net sales.

•

Selling and administrative expense for the third quarter of fiscal 2015 increased 1.4% to $74.9 million, or 27.7% of net sales, compared to $73.8 million, or 27.9% of net sales, for the third quarter of fiscal 2014. The increase in selling and administrative expense was primarily attributable to higher employee labor expense to support the increase in store count, partially offset by a decrease in print advertising expense.

•	Operating cash flow provided in the 39 weeks ended September 27, 2015 and September 28, 2014 was $25.3 million and $25.1 million, respectively.
•	Capital expenditures for the 39 weeks ended September 27, 2015 of $18.0 million were up from $14.6 million in the 39 weeks ended September 28, 2014.
•	The balance under our revolving credit facility was $65.3 million as of September 27, 2015, compared with $55.4 million as of September 28, 2014 and $66.3 million as of December 28, 2014.
•	We paid cash dividends in the 39 weeks ended September 27, 2015 of $6.6 million, or $0.30 per share.
•	We repurchased 278,242 shares of common stock for $3.2 million in the 39 weeks ended September 27, 2015.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 27, 2015 Compared to 13 Weeks Ended September 28, 2014

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 27, 2015		September 28, 2014
	(In thousands, except percentages)
Net sales	$270,130	100.0%	$265,115	100.0%
Cost of sales (1)	184,965	68.5	179,055	67.5
Gross profit	85,165	31.5	86,060	32.5
Selling and administrative expense (2)	74,870	27.7	73,842	27.9
Operating income	10,295	3.8	12,218	4.6
Interest expense	438	0.2	386	0.1
Income before income taxes	9,857	3.6	11,832	4.5
Income taxes	3,727	1.4	4,366	1.7
Net income	$6,130	2.2%	$7,466	2.8%

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

Net Sales. Net sales increased by $5.0 million, or 1.9%, to $270.1 million in the 13 weeks ended September 27, 2015 from $265.1 million in the comparable period last year. The change in net sales reflected the following:

•	Added sales from new stores opened since June 29, 2014 were partially offset by a reduction in closed store sales.
•

Same store sales decreased by $1.0 million, or 0.4%, for the 13 weeks ended September 27, 2015, versus the comparable 13-week period in the prior year. Our lower same store sales in the third quarter of fiscal 2015 compared to the same period last year reflected decreases in sales for our major merchandise categories of apparel and hardgoods, partially offset by an increase in sales in our footwear category. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Our sales for the third quarter of fiscal 2015 compared with the prior year were impacted by reduced demand for firearms and related products along with reduced demand for soccer-related products as sales in the fiscal 2014 third quarter benefited from interest in the 2014 Men’s World Cup. Additionally, our sales continued to be impacted by the economic and recreational effect of the ongoing drought in our core California markets.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in the third quarter of fiscal 2015 compared to the same period last year, partially reflecting an ongoing shift to more branded product.

Store count as of September 27, 2015 was 439 versus 429 as of September 28, 2014. We opened one new store and closed one store in the 13 weeks ended September 27, 2015. We opened four new stores, one of which was a relocation, and closed two stores, both of which were relocations, in the 13 weeks ended September 28, 2014.

Gross Profit. Gross profit decreased by $0.9 million, or 1.0%, to $85.2 million, or 31.5% of net sales, in the 13 weeks ended September 27, 2015 from $86.1 million, or 32.5% of net sales, in the 13 weeks ended September 28, 2014. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 51 basis points versus the third quarter last year primarily reflecting a shift in sales mix and increased promotional activities.

•	Store occupancy expense increased by $1.1 million year over year in the third quarter of fiscal 2015 due primarily to the increase in store count and lease renewals for existing stores.
•	Net sales increased $5.0 million, or 1.9%, year over year in the third quarter of fiscal 2015.

Selling and Administrative Expense. Selling and administrative expense increased by $1.1 million to $74.9 million, or 27.7% of net sales, in the 13 weeks ended September 27, 2015 from $73.8 million, or 27.9% of net sales, in the same period last year. The change in selling and administrative expense was primarily attributable to the following:

•	Store-related expense, excluding occupancy, increased by $1.0 million due primarily to higher employee labor expense and higher operating expense to support the increase in store count.
•	Increased administrative expense was offset by reduced advertising expense.

We have engaged certain outside consultants to help evaluate store growth strategies as well as identify potential avenues of profit improvement. In the fourth quarter of fiscal 2015, we expect to incur consulting expense of approximately $0.4 million related to these efforts.

Interest Expense. Interest expense remained flat at $0.4 million in the 13 weeks ended September 27, 2015 compared to the third quarter of fiscal 2014.

Income Taxes. The provision for income taxes was $3.7 million for the 13 weeks ended September 27, 2015 and $4.4 million for the 13 weeks ended September 28, 2014. Our effective tax rate was 37.8% for the third quarter of fiscal 2015 compared with 36.9% for the third quarter of fiscal 2014. The increased effective tax rate for the third quarter of fiscal 2015 compared to the same period in fiscal 2014 was primarily due to a reduced amount of income tax credits for the current year.

39 Weeks Ended September 27, 2015 Compared to 39 Weeks Ended September 28, 2014

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 27, 2015		September 28, 2014
	(In thousands, except percentages)
Net sales	$754,092	100.0%	$727,528	100.0%
Cost of sales (1)	514,967	68.3	493,217	67.8
Gross profit	239,125	31.7	234,311	32.2
Selling and administrative expense (2)	219,985	29.2	213,892	29.4
Operating income	19,140	2.5	20,419	2.8
Interest expense	1,253	0.1	1,191	0.2
Income before income taxes	17,887	2.4	19,228	2.6
Income taxes	6,865	0.9	7,167	1.0
Net income	$11,022	1.5%	$12,061	1.6%

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

Net Sales. Net sales increased by $26.6 million, or 3.7%, to $754.1 million in the 39 weeks ended September 27, 2015 from $727.5 million in the comparable period last year. The change in net sales reflected the following:

•	Added sales from new stores opened since December 29, 2013 were partially offset by a reduction in closed store sales.
•

Same store sales increased by $11.8 million, or 1.7%, for the 39 weeks ended September 27, 2015, versus the comparable 39-week period in the prior year. Our higher same store sales in the 39 weeks ended September 27, 2015 compared to the same period last year reflected increases across each of our major merchandise categories of hardgoods, footwear and apparel. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	Our sales continued to be impacted by the economic and recreational effect of the ongoing drought in our core California markets.
•

Despite experiencing a decrease in the number of customer transactions year over year in our retail stores, the average sale per transaction increased in the 39 weeks ended September 27, 2015 compared to the same period last year, partially reflecting an ongoing shift to more branded product.

Store count as of September 27, 2015 was 439 versus 429 as of September 28, 2014. We opened five new stores and closed five stores, two of which were relocations, in the 39 weeks ended September 27, 2015. We opened six new stores, one of which was a relocation, and closed six stores, four of which were relocations, in the 39 weeks ended September 28, 2014.

Gross Profit. Gross profit increased by $4.8 million, or 2.1%, to $239.1 million, or 31.7% of net sales, in the 39 weeks ended September 27, 2015 from $234.3 million, or 32.2% of net sales, in the 39 weeks ended September 28, 2014. The change in gross profit was primarily attributable to the following:

•	Net sales increased $26.6 million, or 3.7%, year over year in the 39 weeks ended September 27, 2015.
•	Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 19 basis points versus the 39 weeks ended September 28, 2014.
•	Store occupancy expense increased by $3.2 million year over year in the 39 weeks ended September 27, 2015 due primarily to the increase in store count and lease renewals for existing stores.
•

Distribution expense increased $2.2 million resulting primarily from higher employee labor and benefit-related expense as well as lower costs capitalized into inventory, partially offset by lower fuel expense.

Selling and Administrative Expense. Selling and administrative expense increased by $6.1 million to $220.0 million, or 29.2% of net sales, in the 39 weeks ended September 27, 2015 from $213.9 million, or 29.4% of net sales, in the same period last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $5.0 million due primarily to higher employee labor and benefit-related expense, which includes minimum wage rate increases, and higher operating expense to support the increase in store count.

•	Administrative expense increased by $3.2 million, primarily reflecting costs associated with the following items:
o

A publicly-disclosed proxy contest, which was settled on April 30, 2015. The proxy contest and related matters negatively impacted our administrative expense during the 39 weeks ended September 27, 2015 by approximately $1.6 million.

o

Higher employee labor and benefit-related expense, as well as a pre-tax charge of $0.4 million for a legal settlement, as further discussed in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

o

Administrative expense for the 39 weeks ended September 28, 2014 included a pre-tax non-cash impairment charge of $0.8 million related to certain underperforming stores as discussed in Note 3 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

•	Advertising expense for the 39 weeks ended September 27, 2015 decreased by $2.1 million, due primarily to lower newspaper advertising.

Interest Expense. Interest expense increased by $0.1 million to $1.3 million in the 39 weeks ended September 27, 2015 compared to the same period in fiscal 2014. Interest expense reflected an increase in average debt levels of $5.8 million to $64.3 million in the 39 weeks ended September 27, 2015 from $58.5 million in the same period last year, while average interest rates remained flat at 1.9% in the 39 weeks ended September 27, 2015 when compared with the prior year.

Income Taxes. The provision for income taxes was $6.9 million for the 39 weeks ended September 27, 2015 and $7.2 million for the 39 weeks ended September 28, 2014. Our effective tax rate was 38.4% for the 39 weeks ended September 27, 2015 compared with 37.3% for the 39 weeks ended September 28, 2014. The increased effective tax rate for the 39 weeks ended September 27, 2015 compared to the same period in fiscal 2014 was primarily due to a reduced amount of income tax credits for the current year.

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

As of September 27, 2015 we had $5.8 million of cash compared with $5.6 million as of September 28, 2014. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,342	$25,082
Investing activities	(18,002)	(14,627)
Financing activities	(13,012)	(14,214)
Net decrease in cash	$(5,672)	$(3,759)

Operating Activities. Net cash provided by operating activities for the 39 weeks ended September 27, 2015 and September 28, 2014 was $25.3 million and $25.1 million, respectively. The slight increase in cash flow from operating activities for the 39 weeks ended September 27, 2015 compared to the same period last year primarily reflects a smaller decrease in accrued expenses related to certain employee benefits and decreased prepaid expenses related mainly to the prepayment of income taxes, partially offset by increased funding of inventory purchases in the current period.

Investing Activities. Net cash used in investing activities for the 39 weeks ended September 27, 2015 and September 28, 2014 was $18.0 million and $14.6 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. The increase primarily reflects increased investment in our distribution center to support overall growth.

Financing Activities. Net cash used in financing activities for the 39 weeks ended September 27, 2015 and September 28, 2014 was $13.0 million and $14.2 million, respectively. For both periods, net cash was used primarily to fund dividend payments, treasury stock repurchases, capital lease payments and to pay down net borrowings under our revolving credit facility.

As of September 27, 2015, we had revolving credit borrowings of $65.3 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $66.3 million and letter of credit commitments of $0.5 million outstanding as of December 28, 2014 and revolving credit borrowings of $55.4 million and letter of credit commitments of $0.7 million outstanding as of September 28, 2014.

In fiscal 2014 and the first nine months of fiscal 2015, we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the fourth quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2015 to stockholders of record as of December 1, 2015.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first nine months of fiscal 2015, we repurchased 278,242 shares of common stock for $3.2 million. In the first nine months of fiscal 2014, we repurchased 205,724 shares of common stock for $2.4 million. Since the inception of our initial share repurchase program in May 2006 through September 27, 2015, we have repurchased a total of 2,428,919 shares for $31.1 million, leaving a total of $3.9 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $74.2 million and $73.2 million as of September 27, 2015 and December 28, 2014, respectively.

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

Future Capital Requirements. We had cash on hand of $5.8 million as of September 27, 2015. We expect capital expenditures for fiscal 2015, excluding non-cash acquisitions, to range from approximately $26.0 million to $28.0 million, primarily to fund distribution center investments, the opening of new stores, store-related remodeling and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. The increased capital expenditures expected in fiscal 2015 compared to actual capital expenditures in fiscal 2014 primarily reflect increased investment in our distribution center to support overall growth. We opened five new stores and closed five stores, two of which were relocations, in the 39 weeks ended September 27, 2015.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the fourth quarter of fiscal 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2015 to stockholders of record as of December 1, 2015.

As of September 27, 2015, a total of $3.9 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Issued and outstanding letters of credit were $0.5 million as of September 27, 2015, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, is a discussion of our future obligations and commitments as of December 28, 2014. In the 39 weeks ended September 27, 2015, our revolving credit borrowings decreased by $1.0 million from the end of fiscal 2014. We entered into new operating lease agreements in relation to our business operations during the 39 weeks ended September 27, 2015. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 28, 2014.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 27, 2015.

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

In fiscal 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. In fiscal 2015, the impact of inflation has been minimal. We continue to evolve our product mix to include more branded merchandise, which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (“SEC”). We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of September 27, 2015, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of September 27, 2015.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 27, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleges the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleged, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff sought, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believes that the complaint is without merit. The Company was not served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. On June 22, 2015, the court granted preliminary approval of the proposed settlement. On October 20, 2015, the court granted final approval of the settlement. Under the terms of the settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s total payments pursuant to this settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended September 27, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 29 – July 26	—	—	—	$5,912,000
July 27 – August 23	172,568	$11.03	172,568	$4,008,000
August 24 – September 27	9,401	$10.50	9,401	$3,909,000
Total	181,969		181,969	$3,909,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through September 27, 2015, the Company has repurchased a total of 2,428,919 shares for $31.1 million, leaving a total of $3.9 million available for share repurchases under the current share repurchase program.

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1	Form of Change of Control Severance Agreement, dated as of August 5, 2015.

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: October 28, 2015	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 28, 2015	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)