Form 10-K
period 2016-01-03
BIG 5 SPORTING GOODS Corp
filed 2016-03-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $238,945,947 as of June 28, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 26, 2015.  Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,914,082 shares of common stock outstanding at February 24, 2016.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2016 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

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

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 438 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of January 3, 2016. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  In the fourth quarter of fiscal 2014, we launched our e-commerce platform to also offer selected products online. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 61-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise.  Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing programs designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations, store development and overall cost management have enabled us to historically generate profitable growth.  We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience,” of this Annual Report on Form 10-K. In fiscal 2015, we generated net sales of $1,029.1 million, operating income of $26.5 million, net income of $15.3 million and diluted earnings per share of $0.70.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth.  Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising.  Over the past five fiscal years, we have opened 65 stores including relocations, an average of 13 new stores annually, of which 48% were in California. In fiscal 2015, we slowed our store growth as we maintained a cautious approach toward store openings in the current retail environment. The following table illustrates the results of our expansion program during the periods indicated:

Year	California	Other Markets	Total	Stores Relocated	Stores Closed	Number of Stores at Period End
2011	7	6	13	(5)	—	406
2012	4	10	14	(2)	(4)	414
2013	8	9	17	(2)	—	429
2014	9	7	16	(4)	(2)	439
2015	3	2	5	(3)	(3)	438

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

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 3, 2016:

	Number of Employees	Average Number of Years With Us
Executive Management	7	31
Vice Presidents	9	24
Buyers	23	15
Store District / Regional Supervisors	51	24
Store Managers	438	12

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

Through our 61 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, since fiscal 2012 we have strategically refined our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer. We have not made wholesale changes to our model, but rather have adjusted the model in an effort to broaden both our product offering and customer base. We have selectively refined our purchase strategy for certain product categories, and have expanded our assortment of branded products and introduced new products, some at higher price points, in an effort to better appeal to those consumers who might be in a position to engage in more discretionary spending in this economic environment.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales:

	Fiscal Year
	2015	2014	2013	2012	2011
Soft goods
Athletic and sport apparel	19.4%	18.6%	17.6%	16.3%	16.1%
Athletic and sport footwear	28.4	28.2	27.8	28.9	29.2
Total soft goods	47.8	46.8	45.4	45.2	45.3
Hard goods	52.2	53.2	54.6	54.8	54.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

In order to complement our branded product offerings, we offer a variety of private label merchandise, which represents approximately 3% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the potential to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, binoculars, camping equipment, fishing supplies and snowsport equipment.  Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Golden Bear, Harsh, Pacifica and Rugged Exposure, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2016 to 2018. Our licensed trademarks include Beach Feet, Bearpaw, Body Glove, GoFit, Hi-Tec, Morrow and The Realm. One of the license agreements for these trademarks expires in 2018 and the other license agreements renew automatically on an annual basis unless terminated by either party upon prior written notice. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

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

Our buyers, who average 15 years of experience with us, work in collaboration with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, business intelligence analytics, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised predominantly through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of approximately 14.3 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. For non-subscribers of newspapers, we provide our print advertisements through carrier delivery and direct mail. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

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

Our website features a broad representation of our product assortment and provides visibility of store inventory to our customers, thereby enabling them to determine if items featured on our website are in-stock in one or more of our store locations. In fiscal 2014, we launched our e-commerce platform to deliver an online shopping experience to our customers. We continue to develop our online capabilities to meet customer expectations of being able to shop at their convenience.

We have developed a strong cause marketing platform through our 16-year support of the March of Dimes annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor. Additionally, in fiscal 2013, we entered into a three-year sponsorship agreement with the Los Angeles Lakers, Inc. (“Lakers”) to be the “Official Sporting Goods Retailer of the Lakers” within the Lakers’ marketing territory.

We offer a loyalty program that provides youth-league organizations the ability to earn cash rebates and team discounts through their supporters’ purchases at our stores.

Vendor Relationships

We have developed strong vendor relationships over the past 61 years. We currently purchase merchandise from over 700 vendors.  In fiscal 2015, only one vendor represented greater than 5% of total purchases, at 10.8%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Information Technology Systems

We have fully integrated information technology (“IT”) systems that support critical business functions, such as sales reporting, merchandise management, inventory receiving and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. We manage IT solutions for e-commerce, email, backup systems and systems support, as well as all networks that connect our system users to enterprise-level systems and tools. This includes connecting our store systems to enterprise-level systems via a managed wide area network (“WAN”) connection comprised of DSL, T1 and cable communications with 4G or satellite backup for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as daily polling of sales and merchandise movement at the store level. The stores also use this WAN connection for access to valuable tools such as collaboration, online training, workforce management, online hiring, company website functions and corporate communications. Our disaster recovery site, which is located in Phoenix, Arizona, houses redundant network and application systems to be used in the event of an emergency or unplanned outage to our production systems. We believe our IT systems are effectively supporting our current operations and continue to provide a foundation for future growth.

Distribution

We operate a distribution center located in Riverside, California, that services all of our stores. The facility has approximately 953,000 square feet of storage and office space. The distribution center warehouse management system is fully integrated with our enterprise-level IT systems and provides comprehensive warehousing and distribution capabilities. We generally distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers. Our lease for the distribution center is scheduled to expire on August 31, 2020, and includes two additional five-year renewal options.

In November 2015, we commenced operations at an additional 171,000 square foot distribution space adjacent to our distribution center in Riverside, California that will enable us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options.

We operate a small distribution hub in Oregon to help mitigate fuel costs. This approximately 12,000 square-foot facility enables us to ship full trailers of product from our Riverside distribution center to the Pacific Northwest, where we separate products for regional delivery. This distribution hub has greatly reduced the number of transportation miles logged to distribute our product to the Pacific Northwest. Our lease for the Oregon hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

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

E-commerce and Catalog Retailers. This category consists of many retailers that sell a broad array of new and used sporting goods products via e-commerce or catalogs, including Amazon.com. The types of retailers mentioned above may also sell their products through e-commerce. E-commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the sporting goods retail industry.

In competing with the retailers discussed above, we focus on what we believe are the primary factors of competition in the sporting goods retail industry, including experienced and knowledgeable personnel; customer service; breadth, depth, price and quality of merchandise offered; advertising; purchasing and pricing policies; effective sales techniques; direct involvement of senior officers in monitoring store operations; enterprise-level IT systems and store location and format.

Employees

As of January 3, 2016, we had approximately 9,000 active full and part-time employees. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 450 hourly employees in our distribution center and select stores. In October 2012, we negotiated a five-year contract with Local 986 for our distribution center bargaining unit employees, and in November 2012, we negotiated a five-year contract with Local 986 for our store bargaining unit employees. Both contracts were retroactive to September 1, 2012 and expire on August 31, 2017. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We have developed a comprehensive training program that is tailored for each store and corporate position. All new store employees are given an orientation and reference materials that stress excellence in customer service, product knowledge and selling skills. All full-time store employees, including salespeople, cashiers and management trainees, receive additional training specific to their job responsibilities. With over 100 available learning resources and multiple training opportunities hosted every month, our tiered curriculum includes seminars, interactive online courses, live webinars, online message boards, reference guides, individual instruction and performance evaluations designed to promote employee development. The manager trainee program utilizes a blended learning approach that includes classroom-style courses, online courses and quizzes, live webinars, self-directed and one-on-one training designed to teach key operational responsibilities such as product merchandising strategy, HR compliance, policies, procedures, systems utilization, loss prevention and inventory control. Moreover, each manager trainee must complete a progressive series of outlines and evaluations in order to be considered for the next successive level of advancement. Ongoing store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment prevention and loss prevention. We also provide unique opportunities for our employees to gain first-hand knowledge about our products through periodic “hands-on” training, seminars, online courses and webinars. Our training strategy and learning management system enables us to efficiently manage, monitor, assign and report employee training online.

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks.  The renewal dates for these service mark registrations are in 2025 and 2023, respectively. We have also registered the names Golden Bear, Harsh, Pacifica and Rugged Exposure as federal trademarks under which we sell a variety of merchandise.  The renewal dates for these trademark registrations range from 2016 to 2018. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, income, unemployment trends, home values and other matters that influence consumer confidence and spending, among others. Many of these factors are outside of our control. We have experienced, and may continue to experience, increased inflationary pressure on our product costs. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions.

As discussed in prior reports, the consumer environment has been challenging in recent years. The economic recession deteriorated the consumer spending environment and reduced consumer income, liquidity, credit and confidence in the economy, and resulted in substantial reductions in consumer spending. Further deterioration of the consumer spending environment could be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past.

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

We rely on a single distribution center located in Riverside, California to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross margin may significantly decrease. Our distribution center is staffed in part by employees represented by the General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand, Local Union No. 986, affiliated with the International Brotherhood of Teamsters. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

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

One of our strategies includes opening profitable stores in new and existing markets. As a result, at the end of fiscal 2015 we operated approximately 10% more stores than we did at the end of fiscal 2010.

Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

•	we may slow our expansion efforts, or close underperforming stores, as a result of challenging conditions in the retail industry and the economy overall;
•	we may not be able to find suitable sites available for leasing;
•	we may not be able to negotiate acceptable lease terms;
•	we may not be able to hire and retain qualified store personnel; and
•	we may not have the financial resources necessary to fund our expansion plans.

In addition, our expansion in new and existing markets may present competitive, merchandising, marketing and distribution challenges that differ from our current challenges.  These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our IT systems, diversion of management attention from ongoing operations and challenges associated with managing a substantially larger enterprise. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes, responsiveness to print advertising and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating expense could increase.

Our IT systems are vulnerable to damage, theft or intrusion that could harm our business.

Our success, in particular our ability to successfully manage inventory levels and process customer transactions, largely depends upon the efficient operation of our IT systems. We use IT systems to track inventory at the store level and aggregate daily sales information, communicate customer information and process purchasing card transactions, process shipments of goods and report financial information. These systems and our operations are vulnerable to damage or interruption from:

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

Any failure of our IT systems that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability. Additionally, if any data intrusion, security breach, misappropriation or theft were to occur, we could incur significant costs in responding to such event, including responding to any resulting claims, litigation or investigations, which could harm our operating results.

Breach of data security or other unauthorized disclosure of sensitive or confidential information could harm our business, employees and standing with our customers.

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

We purchase merchandise from over 700 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2015, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 41.5% of our total purchases during fiscal 2015. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute, such as the one we experienced in the Ports of Los Angeles and Long Beach in 2015, may lead to protracted delays in the movement of our products, which could further delay the delivery of products to our stores and impact net sales and profitability. In addition, other conditions outside of our control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

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

As of January 3, 2016, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $58.7 million. Our leveraged financial position means:

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. We have agreed to present to our stockholders at our 2016 annual stockholder meeting, and recommend the adoption of, proposals to eliminate certain of the provisions below.  However, there is no assurance that those proposals will be adopted by our stockholders. The provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law that could discourage, delay or prevent a merger, acquisition or other change in control include:

•

a Board of Directors that is classified such that two to four of the eight directors, depending on classification, are elected each year (we will propose at our 2016 stockholder meeting that this provision be phased out and eliminated);

•	limitations on the ability of stockholders to call special meetings of stockholders;
•	prohibition of stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders;
•

a requirement in our certificate of incorporation that stockholder amendments to our bylaws and certain amendments to our certificate of incorporation must be approved by 80% of the outstanding shares of our capital stock (we will propose at our 2016 stockholder meeting that this provision be eliminated);

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

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals, such as the publicly disclosed proxy contest that the Company settled on April 30, 2015. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, shareholder campaigns could adversely affect our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Properties

Our primary corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, with a satellite office located nearby at 2401 East El Segundo Boulevard, El Segundo, California 90245. We lease approximately 55,000 square feet of office and adjoining retail space related to our primary corporate headquarters, and we lease approximately 11,500 square feet related to our satellite office.  The lease for the primary corporate headquarters is scheduled to expire on February 28, 2021 and provides us with two five-year renewal options, while the lease for the satellite office is scheduled to expire on February 28, 2021 and provides us with one five-year renewal option.

Our distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2020, and includes two additional five-year renewal options. In the first quarter of fiscal 2015, we executed a lease for approximately 171,000 square feet of additional distribution space adjacent to our distribution center in Riverside, California that will enable us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options. We commenced operations in this facility in November 2015. We have a distribution hub located in Salem, Oregon, utilizing approximately 12,000 square feet of space to separate consolidated truckloads of product for delivery to our regional markets. Our lease for the hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of January 3, 2016, of our total store leases, 50 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 28.1 million sales transactions and an average transaction size of approximately $37 in fiscal 2015. The following table details our store locations by state as of January 3, 2016:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	223	50.9%
Washington	1984	50	11.4
Arizona	1993	40	9.2
Oregon	1995	28	6.4
Colorado	2001	22	5.0
Nevada	1978	18	4.1
New Mexico	1995	18	4.1
Utah	1997	18	4.1
Idaho	1994	11	2.5
Texas	1995	9	2.1
Wyoming	2010	1	0.2
Total		438	100.0%

Our same store sales per square foot were approximately $208 for fiscal 2015. Our same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

ITEM 3.	LEGAL PROCEEDINGS

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleged the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleged, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff sought, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believed that the complaint was without merit. The Company was not served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. On June 22, 2015, the court granted preliminary approval of the proposed settlement. On October 20, 2015, the court granted final approval of the settlement. Under the terms of the settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s total payments pursuant to this settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

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

Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV.”  The following table sets forth the high and low closing sale prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2015 and 2014:

	2015		2014
Fiscal Period	High	Low	High	Low
First Quarter	$14.88	$11.91	$20.10	$14.39
Second Quarter	$14.80	$12.14	$16.46	$11.18
Third Quarter	$15.34	$10.35	$13.05	$9.69
Fourth Quarter	$11.30	$8.82	$14.68	$9.27

As of February 24, 2016, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $13.15 per share.

As of February 24, 2016, there were 21,914,082 shares of common stock outstanding held by 399 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index.  The information in this graph is provided at annual intervals for the fiscal years ended 2011, 2012, 2013, 2014 and 2015. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Big 5 Sporting Goods Corporation, the NASDAQ Composite Index,
and the NASDAQ Retail Trade Index

$300
$250
$200
$150
$100
$50
$0
1/2/11
1/1/12
12/30/12
12/29/13
12/28/14
1/3/16
Big 5 Sporting Goods Corporation
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 1/2/11 in stock or 12/31/10 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In fiscal 2013, 2014 and 2015 we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on March 22, 2016 to stockholders of record as of March 8, 2016.

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

Issuer Repurchases

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended January 3, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 28 – October 25	38,900	$10.34	38,900	$3,507,000
October 26 – November 29	33,848	$9.28	33,848	$3,193,000
November 30 – January 3	28,940	$9.28	28,940	$2,924,000
Total	101,688		101,688	$2,924,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of the initial share repurchase program in May 2006 through January 3, 2016, the Company has repurchased a total of 2,530,607 shares for $32.1 million, leaving a total of $2.9 million available for share repurchases under the current share repurchase program.

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

The “Statement of Operations Data” and the “Balance Sheet Data” for all years presented below have been derived from our audited consolidated financial statements.  Selected consolidated financial data under the captions “Store Data” and “Other Financial Data” have been derived from the unaudited internal records of our operations.  The information contained in these tables should be read in conjunction with our consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10‑K.

	Fiscal Year (1)
	2015	2014	2013	2012	2011
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales (2)	$1,029,098	$977,860	$993,323	$940,490	$902,134
Cost of sales (3)	704,134	664,411	664,583	637,721	610,531
Gross profit (2)	324,964	313,449	328,740	302,769	291,603
Selling and administrative expense (2) (4) (5) (6)	298,425	288,274	281,313	276,797	272,436
Operating income	26,539	25,175	47,427	25,972	19,167
Interest expense	1,791	1,667	1,745	2,202	2,561
Income before income taxes	24,748	23,508	45,682	23,770	16,606
Income taxes	9,451	8,632	17,736	8,855	4,933
Net income (2) (5) (6)	$15,297	$14,876	$27,946	$14,915	$11,673
Earnings per share:
Basic	$0.70	$0.68	$1.28	$0.70	$0.54
Diluted	$0.70	$0.67	$1.27	$0.69	$0.53

Dividends per share	$0.40	$0.40	$0.40	$0.30	$0.30

Weighted-average shares of common stock outstanding:
Basic	21,741	21,933	21,765	21,394	21,656
Diluted	21,927	22,133	22,083	21,616	21,869

Store Data:
Same store sales increase (decrease) (7)	1.3%	(2.9)%	3.9%	2.5%	(1.2)%
Same store sales per square foot (in dollars) (8)	$208	$203	$212	$205	$202
End of period stores	438	439	429	414	406
End of period same stores	414	402	394	387	378
Same store sales per store (9)	$2,383	$2,324	$2,415	$2,336	$2,286
Other Financial Data:
Gross profit margin	31.6%	32.1%	33.1%	32.2%	32.3%
Selling and administrative expense as a percentage of net sales	29.0%	29.5%	28.3%	29.4%	30.2%
Operating margin	2.6%	2.6%	4.8%	2.8%	2.1%
Depreciation and amortization	$21,410	$21,505	$20,192	$18,895	$18,544
Capital expenditures (10)	$24,567	$22,565	$22,035	$12,901	$12,990
Inventory turns (11)	2.2x	2.1x	2.3x	2.3x	2.3x
Balance Sheet Data:
Cash	$7,119	$11,503	$9,400	$7,635	$4,900
Working capital (12)	$183,110	$193,689	$168,693	$150,010	$156,909
Total assets	$445,029	$455,576	$441,888	$406,660	$394,064
Long-term debt and capital leases, less current portion	$57,238	$67,467	$44,613	$50,316	$66,621
Stockholders’ equity	$198,831	$195,004	$190,770	$164,420	$156,590

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53 week reporting period ending on the Sunday nearest December 31. Fiscal 2015 included 53 weeks and fiscal 2014, 2013, 2012 and 2011 each included 52 weeks.
(2)

In fiscal 2015, 2014 and 2013, we recorded pre-tax charges of $0.4 million, $1.4 million and $1.3 million, respectively, reflecting legal accruals. In fiscal 2015 and 2014, the amounts were classified as selling and administrative expense. In fiscal 2013, $0.3 million was classified as a reduction to net sales and $1.0 million was classified as selling and administrative expense. These charges reduced net income in fiscal 2015, 2014 and 2013 by $0.2 million, or $0.01 per diluted share, $0.9 million, or $0.04 per diluted share, and $0.8 million, or $0.04 per diluted share, respectively.

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
(6)

In fiscal 2015, 2014, 2013, 2012 and 2011, we recorded pre-tax non-cash impairment charges of $0.2 million, $1.2 million, $0.1 million, $0.2 million and $2.1 million, respectively, related to certain underperforming stores. These impairment charges reduced net income in fiscal 2015, 2014, 2013, 2012 and 2011 by $0.1 million, or $0.00 per diluted share, $0.8 million, or $0.03 per diluted share, $44,000, or $0.00 per diluted share, $0.1 million, or $0.01 per diluted share, and $1.5 million, or $0.07 per diluted share, respectively.

(7)

Same store sales for a period reflect net sales from stores operated throughout that period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to fiscal 2014, we use comparable 53-week periods.

(8)	Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores.
(9)	Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count.
(10)

Capital expenditures in 2015, 2014 and 2013 reflected an increased investment in existing store remodeling to support our merchandising initiatives, amounts related to our computer system replacement program, added costs related to the development of an e-commerce platform and enhanced security measures to support our infrastructure. Fiscal 2015 also included increased investment in our distribution center to support overall growth, while fiscal 2015 and 2014 included added costs related to the development of a new point-of-sale system.

(11)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.
(12)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013 are referred to as fiscal 2015, 2014 and 2013, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2015, 2014 and 2013 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2015 included 53 weeks and fiscal 2014 and 2013 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 438 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of January 3, 2016.  We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. In the fourth quarter of fiscal 2014, we launched our e-commerce platform to also offer selected products online and e-commerce sales for fiscal 2015 and 2014 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 61-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise.  Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson.  We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing designed to generate customer traffic, drive sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. In fiscal 2015, we opened five new stores and closed six stores, three of which were relocations. In fiscal 2014, we opened 16 new stores, four of which were relocations, and closed six stores, four of which were relocations. In fiscal 2013, we opened 17 new stores, three of which were relocations, and closed two stores, both of which were relocations. In fiscal 2015, we slowed our store growth as we maintained a cautious approach toward store openings in the current retail environment. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2015	2014	2013
Big 5 Sporting Goods stores:
Beginning of period	439	429	414
New stores (1)	5	16	17
Stores relocated	(3)	(4)	(2)
Stores closed	(3)	(2)	—
End of period	438	439	429
Stores (closed) opened per year, net	(1)	10	15

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

Our improved operating results for fiscal 2015 compared to fiscal 2014 were mainly attributable to our higher sales levels in fiscal 2015, which included an increase in same store sales of 1.3% compared to the same period last year. Our higher same store sales primarily reflected increased sales of winter-related merchandise in our primary markets in the first quarter and fourth quarter of fiscal 2015. For the current fiscal year, same store sales for our major merchandise categories of footwear and apparel increased while hard goods were down slightly.

•

Net sales for fiscal 2015 increased 5.2% to $1,029.1 million compared to fiscal 2014. The increase in net sales was primarily attributable to added revenue from new stores, an extra week of sales in fiscal 2015 and an increase in same store sales of 1.3%, partially offset by reduced closed store sales. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to fiscal 2014, we use comparable 53-week periods.

•

Net income for fiscal 2015 increased 2.8% to $15.3 million, or $0.70 per diluted share, compared to $14.9 million, or $0.67 per diluted share, for fiscal 2014. The increase was driven primarily by higher net sales, partially offset by lower merchandise margins and increased selling and administrative expense.

•

Gross profit for fiscal 2015 represented 31.6% of net sales, compared with 32.1% in the prior year. Merchandise margins were ten basis points lower than last year, combined with higher distribution and store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for fiscal 2015 increased 3.5% to $298.4 million, or 29.0% of net sales, compared to $288.3 million, or 29.5% of net sales, for fiscal 2014. The increase was primarily attributable to higher employee labor and benefit-related expense and higher operating expense to support new store openings, partially offset by a decrease in print advertising expense.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

•	Operating cash flow for fiscal 2015 increased to $39.6 million from $28.5 million in fiscal 2014.
•	Capital expenditures for fiscal 2015 increased to $24.6 million from $22.6 million in fiscal 2014.
•	We ended fiscal 2015 with a balance under our revolving credit facility of $54.8 million compared with $66.3 million at the end of fiscal 2014.
•	We paid aggregate cash dividends in fiscal 2015 of $8.8 million, or $0.40 per share.
•	We repurchased 379,930 shares of common stock for $4.2 million in fiscal 2015.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year (1)
	2015		2014		2013
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,029,098	100.0%	$977,860	100.0%	$993,323	100.0%
Cost of sales (2)	704,134	68.4	664,411	67.9	664,583	66.9
Gross profit	324,964	31.6	313,449	32.1	328,740	33.1
Selling and administrative expense (3)	298,425	29.0	288,274	29.5	281,313	28.3
Operating income	26,539	2.6	25,175	2.6	47,427	4.8
Interest expense	1,791	0.2	1,667	0.2	1,745	0.2
Income before income taxes	24,748	2.4	23,508	2.4	45,682	4.6
Income taxes	9,451	0.9	8,632	0.9	17,736	1.8
Net income	$15,297	1.5%	$14,876	1.5%	$27,946	2.8%
Other Financial Data:
Net sales change		5.2%		(1.6)%		5.6%
Same store sales change (4)		1.3%		(2.9)%		3.9%
Net income change		2.8%		(46.6)%		87.4%

(1)	Fiscal 2015 included 53 weeks and fiscal 2014 and 2013 each included 52 weeks.
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

(4)

Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to the prior year, we use comparable 53-week periods.

Fiscal 2015 Compared to Fiscal 2014

Net Sales.  Net sales increased by $51.2 million, or 5.2%, to $1,029.1 million for fiscal 2015 from $977.9 million for fiscal 2014. The change in net sales was primarily attributable to the following:

•	Added sales from new stores reflected the opening of 21 new stores since December 29, 2013, partially offset by a reduction in closed store sales.
•	The extra week in fiscal 2015 contributed $22.8 million to net sales.
•

Same store sales increased 1.3% for fiscal 2015 versus fiscal 2014. Our higher same store sales reflected increased sales of winter-related merchandise as a result of favorable winter-weather conditions in our primary markets in the first quarter and fourth quarter of fiscal 2015. For the current fiscal year, our major merchandise categories of footwear and apparel increased while hard goods were down slightly. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to fiscal 2014, we use comparable 53-week periods.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in fiscal 2015 compared to fiscal 2014, continuing to reflect a shift in our product mix to more branded merchandise.

Store count at the end of fiscal 2015 was 438 versus 439 at the end of fiscal 2014. We opened five new stores and closed six stores, three of which were relocations, in fiscal 2015. For fiscal 2016, we anticipate opening between five and eight new stores and closing approximately ten stores.

Gross Profit.  Gross profit increased by $11.6 million to $325.0 million, or 31.6% of net sales, in fiscal 2015 from $313.4 million, or 32.1% of net sales, in fiscal 2014. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $51.2 million in fiscal 2015 compared to the prior year.
•	Merchandise margins, which exclude buying, occupancy and distribution expense, decreased ten basis points from fiscal 2014.
•	Store occupancy expense for fiscal 2015 increased by $5.6 million, or ten basis points, year over year due primarily to increased rent associated with store lease renewals and new store openings.
•

Distribution expense increased $3.9 million, or 17 basis points, primarily resulting from higher employee labor and benefit-related expense due in part to an additional week of payroll expense, and lower costs capitalized into inventory, partially offset by reduced fuel expense.

Selling and Administrative Expense. Selling and administrative expense increased by $10.1 million, or 3.5%, to $298.4 million, or 29.0% of net sales, in fiscal 2015 from $288.3 million, or 29.5% of net sales, in fiscal 2014. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $9.6 million due primarily to higher labor and employee benefit-related expense of $8.1 million that reflected an additional fiscal week of payroll expense, legislated minimum wage increases and personnel increases associated with new store openings, along with added operating expense for new stores.

•	Administrative expense increased by $3.3 million, primarily reflecting expense associated with the following items:
o	Higher employee labor and benefit-related expense of $2.3 million due, in part, to an additional fiscal week of payroll expense.
o

A publicly-disclosed proxy contest, which was settled on April 30, 2015. The proxy contest and related matters negatively impacted our administrative expense during fiscal 2015 by approximately $1.6 million.

o	Expenses of $0.4 million to evaluate store growth strategies and potential profit improvement opportunities.
o

A pre-tax charge of $0.4 million for a legal settlement in fiscal 2015. Administrative expense in fiscal 2014 included pre-tax charges of $1.4 million for legal accruals. These charges are further discussed in Note 13 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

o

A pre-tax non-cash impairment charge of $0.2 million in fiscal 2015 related to an underperforming store. Administrative expense in fiscal 2014 included a pre-tax non-cash impairment charge of $1.2 million related to certain underperforming stores. These charges are further discussed in Note 4 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

•	Advertising expense for fiscal 2015 decreased by $2.8 million, due primarily to lower newspaper advertising, partially offset by increases in digital marketing programs to support sales.

Interest Expense. Interest expense increased by $0.2 million, or 7.4%, to $1.8 million in fiscal 2015 from $1.6 million in fiscal 2014. The increase in interest expense reflects an increase in average debt levels of $6.3 million to $69.6 million in fiscal 2015 from $63.3 million in fiscal 2014. Average interest rates remained unchanged at 1.9% in fiscal 2015 compared with fiscal 2014.

Income Taxes. The provision for income taxes was $9.5 million for fiscal 2015 compared with $8.6 million for fiscal 2014. This increase was primarily due to a higher effective tax rate and higher pre-tax income in fiscal 2015. Our effective tax rate was 38.2% for fiscal 2015 compared with 36.7% for fiscal 2014. The higher effective tax rate year over year primarily resulted from a reduced amount of income tax credits for the current year. In the first and second quarters of fiscal 2016, we anticipate writing off deferred tax assets related to share-based compensation, which we estimate will result in charges ranging between $0.6 million to $0.8 million and $0.1 million to $0.3 million, respectively, and will negatively impact our respective effective tax rates.

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

•	Net sales decreased by $15.4 million in fiscal 2014 compared to fiscal 2013.
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

We ended fiscal 2015 with $7.1 million of cash compared with $11.5 million in fiscal 2014. We decreased our long-term debt by $11.5 million, or 17.3%, during fiscal 2015 to $54.8 million from $66.3 million at the end of fiscal 2014, after increasing our long-term debt by $23.3 million, or 54.1%, during fiscal 2014. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2015	2014	2013
	(In thousands)
Total cash provided by (used in):
Operating activities	$39,645	$28,535	$26,287
Investing activities	(24,567)	(22,465)	(22,035)
Financing activities	(19,462)	(3,967)	(2,487)
Net (decrease) increase in cash	$(4,384)	$2,103	$1,765

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

For fiscal 2015, the level of inventory purchases in the months leading up to Christmas was lower compared to the prior year, resulting in reduced inventory and accounts payable balances at the end of fiscal 2015 compared to fiscal 2014. Additionally, improved net sales in fiscal 2015 compared to fiscal 2014 contributed to higher operating cash flows, which allowed us to significantly pay down debt balances year over year.

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

Operating Activities. Net cash provided by operating activities for fiscal 2015, 2014 and 2013 was $39.6 million, $28.5 million and $26.3 million, respectively. The increase in cash provided by operating activities for fiscal 2015 compared to fiscal 2014 was due primarily to the favorable effect of a reduction in merchandise inventory levels at the end of fiscal 2015 reflecting improved sales as a result of favorable winter-weather conditions in fiscal 2015, compared with the end of fiscal 2014. The increase in cash provided by operating activities for fiscal 2014 compared to fiscal 2013 was due primarily to reduced funding of inventory purchases, partially offset by the impact of lower net income, increases in prepaid expense largely related to the timing of rent payments and lower accrued expenses for certain employee benefits.

Investing Activities. Net cash used in investing activities for fiscal 2015, 2014 and 2013 was $24.6 million, $22.5 million and $22.0 million, respectively. In fiscal 2014 we received proceeds of $0.1 million as part of a local utility rebate program related to the implementation of a green energy system at our distribution center. Our capital spending is primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	Fiscal Year
	2015	2014	2013
	(In thousands)
New stores	$5,508	$9,373	$10,996
Store-related remodels	8,607	7,094	7,600
Distribution center	7,866	2,270	871
Computer hardware, software and other	2,586	3,828	2,568
Total	$24,567	$22,565	$22,035

Our capital expenditures included five new stores in fiscal 2015, 16 new stores in fiscal 2014 and 17 new stores in fiscal 2013. Capital expenditures in all years presented reflected an increased investment in existing store remodeling to support our merchandising initiatives, amounts related to our computer system replacement program, added costs related to the development of an e-commerce platform and enhanced security measures to support our infrastructure. Fiscal 2015 also included increased investment in our distribution center to support overall growth, while fiscal 2015 and 2014 included added costs related to the development of a new point-of-sale system.

Financing Activities. Net cash used in financing activities for fiscal 2015, 2014 and 2013 was $19.5 million, $4.0 million and $2.5 million, respectively. For fiscal 2015, we used cash provided from operating activities primarily to pay down borrowings from our revolving credit facility, fund dividend payments, treasury stock repurchases and capital lease payments. For fiscal 2014, we used cash provided from operating activities primarily to fund dividend payments, treasury stock repurchases and capital lease payments, partially offset by increased borrowings under our revolving credit facility. For fiscal 2013, we used cash provided from operating activities primarily to pay dividends, pay down borrowings from our revolving credit facility and make capital lease payments. These payments were partially offset by amounts received from employee share-based awards.

As of January 3, 2016, we had revolving credit borrowings of $54.8 million and letter of credit commitments of $0.5 million outstanding. These balances compare to borrowings of $66.3 million and letter of credit commitments of $0.5 million outstanding as of December 28, 2014.

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

In fiscal 2013, 2014 and 2015 we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on March 22, 2016 to stockholders of record as of March 8, 2016.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. We repurchased 379,930 shares of common stock for $4.2 million in fiscal 2015 and we repurchased 223,051 shares of common stock for $2.5 million in fiscal 2014. We did not repurchase shares of common stock during fiscal 2013. Since the inception of our initial share repurchase program in May 2006 through January 3, 2016, we have repurchased a total of 2,530,607 shares for $32.1 million, leaving a total of $2.9 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of January 3, 2016 and December 28, 2014, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $84.7 million and $73.2 million, respectively.

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

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Excess Availability”). Those loans designated as LIBO rate loans shall bear interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans shall bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” The applicable margin for all loans are as set forth below as a function of Average Daily Excess Availability for the preceding fiscal quarter.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2015	2014
	(Dollars in thousands)
Fiscal year-end balance	$54,846	$66,312
Average interest rate	1.90%	1.90%
Maximum outstanding during the year	$103,238	$96,004
Average outstanding during the year	$69,575	$63,335

Future Capital Requirements.  We had cash on hand of $7.1 million as of January 3, 2016. We expect capital expenditures for fiscal 2016, excluding non-cash acquisitions, to range from approximately $17.0 million to $21.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. For fiscal 2016, we anticipate opening between five and eight new stores and closing approximately ten stores.

In fiscal 2013, 2014 and 2015 we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on March 22, 2016 to stockholders of record as of March 8, 2016.

As of January 3, 2016, a total of $2.9 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Our future obligations and commitments as of January 3, 2016, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$4,017	$1,533	$1,983	$501	$—
Lease commitments:
Operating lease commitments	369,013	78,426	131,996	86,606	71,985
Other occupancy expense	65,640	14,283	24,353	15,499	11,505
Other liabilities	13,188	4,873	3,141	1,637	3,537
Revolving credit facility	54,846	—	54,846	—	—
Letters of credit	525	525	—	—	—
Total	$507,229	$99,640	$216,319	$104,243	$87,027

Capital lease obligations, which include imputed interest, consist principally of leases for some of our distribution center delivery tractors, IT systems hardware and point-of-sale equipment for our stores. Payments for these lease obligations are provided by cash flows generated from operations or through borrowings from our revolving credit facility.

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

Other liabilities consist principally of actuarially-determined reserve estimates related to self-insurance liabilities, of which certain self-insurance liabilities are secured by surety bonds, a contractual obligation for the surviving spouse of Robert W. Miller, our co-founder, and asset retirement obligations related to the removal and retirement of leasehold improvements for certain stores upon termination of their leases.

Periodic interest payments on the Credit Agreement are not included in the preceding table because interest expense is based on variable indices, and the balance of our Credit Agreement fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2015 year-end, our projected annual interest payments would be approximately $1.1 million.

Issued and outstanding letters of credit were $0.5 million as of January 3, 2016, and were related primarily to securing insurance program liabilities.

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

We record valuation reserves on a quarterly basis for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds market value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or market. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or market provisions totaled $3.9 million and $3.1 million as of January 3, 2016 and December 28, 2014, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center.  The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.3 million and $2.2 million as of January 3, 2016 and December 28, 2014, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total as of January 3, 2016, would result in a change in reserves of approximately $0.6 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires net investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in the impairment provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment.

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

Our evaluation resulted in a pre-tax impairment charge of $0.2 million, $1.2 million and $0.1 million recognized in fiscal 2015, 2014 and 2013, respectively, related to certain underperforming stores.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of January 3, 2016 for those asset groups included in our evaluation would not result in a change in long-lived asset impairment charges for fiscal 2015.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of January 3, 2016 and December 28, 2014, our self-insurance liabilities totaled $11.2 million and $10.7 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of January 3, 2016, would result in a change in our liability of approximately $1.1 million and a change in pre-tax earnings by the same amount.

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

In fiscal 2013 and 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. In fiscal 2015, the impact of inflation was minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of January 3, 2016, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility as of January 3, 2016.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. We are evolving our product mix to include more branded merchandise, which provides us with greater vendor product return privileges and gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. All of our stores are located in the United States, and all imported merchandise is purchased in U.S. dollars. We do not believe that inflation had a material impact on our operating results for the reporting periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the supplementary financial information required by this Item and included in this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 3, 2016. Based on such evaluation, our CEO and CFO have concluded that, as of January 3, 2016, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 3, 2016, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of January 3, 2016, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 3, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2016 of the Company and our report dated March 2, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2016.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 2, 2016	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	March 2, 2016
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Senior Vice President,	March 2, 2016
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Sandra N. Bane	Director of the Company	March 2, 2016
Sandra N. Bane

/s/ Dominic P. DeMarco	Director of the Company	March 2, 2016
Dominic P. DeMarco

/s/ Nicholas E. Donatiello, Jr.	Director of the Company	March 2, 2016
Nicholas E. Donatiello, Jr.

/s/ Jennifer H. Dunbar	Director of the Company	March 2, 2016
Jennifer H. Dunbar

/s/ Robert C. Galvin	Director of the Company	March 2, 2016
Robert C. Galvin

/s/ Van B. Honeycutt	Director of the Company	March 2, 2016
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	March 2, 2016
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 3, 2016, December 28, 2014, and December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2016

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash	$7,119	$11,503
Accounts receivable, net of allowances of $61 and $110, respectively	14,180	15,680
Merchandise inventories, net	299,446	310,088
Prepaid expenses	12,185	9,358
Deferred income taxes	11,100	11,025
Total current assets	344,030	357,654
Property and equipment, net	82,036	78,440
Deferred income taxes	12,302	12,792
Other assets, net of accumulated amortization of $1,244 and $1,067, respectively	2,228	2,257
Goodwill	4,433	4,433
Total assets	$445,029	$455,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,961	$92,369
Accrued expenses	69,524	70,399
Current portion of capital lease obligations	1,435	1,197
Total current liabilities	160,920	163,965
Deferred rent, less current portion	19,516	20,736
Capital lease obligations, less current portion	2,392	1,155
Long-term debt	54,846	66,312
Other long-term liabilities	8,524	8,404
Total liabilities	246,198	260,572
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,562,799 and 24,445,345 shares, respectively; outstanding 21,917,982 and 22,180,458 shares, respectively	246	245
Additional paid-in capital	112,236	110,707
Retained earnings	118,998	112,521
Less: Treasury stock, at cost; 2,644,817 and 2,264,887 shares, respectively	(32,649)	(28,469)
Total stockholders’ equity	198,831	195,004
Total liabilities and stockholders’ equity	$445,029	$455,576

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Net sales	$1,029,098	$977,860	$993,323

Cost of sales	704,134	664,411	664,583

Gross profit	324,964	313,449	328,740

Selling and administrative expense	298,425	288,274	281,313

Operating income	26,539	25,175	47,427

Interest expense	1,791	1,667	1,745

Income before income taxes	24,748	23,508	45,682

Income taxes	9,451	8,632	17,736

Net income	$15,297	$14,876	$27,946

Earnings per share:
Basic	$0.70	$0.68	$1.28
Diluted	$0.70	$0.67	$1.27

Dividends per share	$0.40	$0.40	$0.40

Weighted-average shares of common stock outstanding:
Basic	21,741	21,933	21,765
Diluted	21,927	22,133	22,083

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2012	21,741,248	$238	$102,658	$87,464	$(25,940)	$164,420

Net income	—	—	—	27,946	—	27,946
Dividends on common stock
($0.40 per share)	—	—	—	(8,845)	—	(8,845)
Issuance of nonvested share awards	127,020	1	(1)	—	—	—
Exercise of share option awards	482,295	5	4,581	—	—	4,586
Share-based compensation	—	—	1,877	—	—	1,877
Tax benefit from share-based awards
activity	—	—	1,427	—	—	1,427
Forfeiture of nonvested share awards	(11,050)	—	—	—	—	—
Retirement of common stock for
payment of withholding tax	(41,812)	—	(641)	—	—	(641)

Balance as of December 29, 2013	22,297,701	244	109,901	106,565	(25,940)	190,770

Net income	—	—	—	14,876	—	14,876
Dividends on common stock
($0.40 per share)	—	—	—	(8,920)	—	(8,920)
Issuance of nonvested share awards	152,920	2	(2)	—	—	—
Exercise of share option awards	18,125	—	121	—	—	121
Share-based compensation	—	—	1,924	—	—	1,924
Tax deficiency from share-based awards
activity	—	—	(429)	—	—	(429)
Forfeiture of nonvested share awards	(12,310)	—	—	—	—	—
Retirement of common stock for
payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(223,051)	—	—	—	(2,529)	(2,529)

Balance as of December 28, 2014	22,180,458	245	110,707	112,521	(28,469)	195,004

Net income	—	—	—	15,297	—	15,297
Dividends on common stock
($0.40 per share)	—	—	—	(8,820)	—	(8,820)
Issuance of nonvested share awards	152,140	2	(2)	—	—	—
Exercise of share option awards	25,875	—	147	—	—	147
Share-based compensation	—	—	2,235	—	—	2,235
Tax deficiency from share-based awards
activity	—	—	(167)	—	—	(167)
Forfeiture of nonvested share awards	(7,940)	—	—	—	—	—
Retirement of common stock for
payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(379,930)	—	—	—	(4,180)	(4,180)

Balance as of January 3, 2016	21,917,982	$246	$112,236	$118,998	$(32,649)	$198,831

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$15,297	$14,876	$27,946
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,410	21,505	20,192
Impairment of store assets	192	1,164	72
Share-based compensation	2,235	1,924	1,877
Excess tax benefit related to share-based awards	(137)	(194)	(1,733)
Amortization of debt issuance costs	177	177	254
Deferred income taxes	415	1,747	(864)
Changes in operating assets and liabilities:
Accounts receivable, net	1,500	621	(1,004)
Merchandise inventories, net	10,642	(9,136)	(30,602)
Prepaid expenses and other assets	(3,142)	(2,591)	3,863
Accounts payable	(7,368)	(349)	4,234
Accrued expenses and other long-term liabilities	(1,576)	(1,209)	2,052
Net cash provided by operating activities	39,645	28,535	26,287

Cash flows from investing activities:
Purchases of property and equipment	(24,567)	(22,565)	(22,035)
Proceeds from solar energy rebate	—	100	—
Net cash used in investing activities	(24,567)	(22,465)	(22,035)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	202,218	216,086	248,263
Principal payments under revolving credit facility	(213,684)	(192,792)	(252,706)
Changes in book overdraft	6,992	(13,748)	7,115
Debt issuance costs	—	—	(164)
Principal payments under capital lease obligations	(1,599)	(1,602)	(1,807)
Proceeds from exercise of share option awards	147	121	4,586
Excess tax benefit related to share-based awards	137	194	1,733
Purchases of treasury stock	(4,180)	(2,529)	(75)
Tax withholding payments for share-based compensation	(685)	(809)	(641)
Dividends paid	(8,808)	(8,888)	(8,791)
Net cash used in financing activities	(19,462)	(3,967)	(2,487)

Net (decrease) increase in cash	(4,384)	2,103	1,765

Cash at beginning of year	11,503	9,400	7,635

Cash at end of year	$7,119	$11,503	$9,400

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$3,074	$792	$392
Property and equipment additions unpaid	$2,663	$5,121	$3,309

Supplemental disclosures of cash flow information:
Interest paid	$1,691	$1,502	$1,475
Income taxes paid	$8,331	$9,995	$18,602

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of January 3, 2016 and December 28, 2014 and for the years ended January 3, 2016 (“fiscal 2015”), December 28, 2014 (“fiscal 2014”) and December 29, 2013 (“fiscal 2013”) represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its 100%-owned subsidiary, Big 5 Corp., and Big 5 Corp.’s 100%-owned subsidiary, Big 5 Services Corp.  The Company is a leading sporting goods retailer in the western United States, operating 438 stores and an e-commerce platform as of January 3, 2016. The Company operates as one reportable segment under the “Big 5 Sporting Goods” name and provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp.  Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2015 included 53 weeks and fiscal 2014 and 2013 each included 52 weeks.

Recently Issued Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application was not permitted. On July 9, 2015, the FASB decided to defer for one year the effective date of ASU No. 2014-09, while also deciding to permit early application. With these changes, ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted as of the original effective date in ASU No. 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). The Company is evaluating the future impact of the issuance of ASU No. 2014-09, as well as the deferral decisions reached by the FASB.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which amends Subtopic 835-30 to add Securities and Exchange Commission (“SEC”) paragraphs relative to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The effective date of ASU No. 2015-03 was unaffected by the issuance of ASU No. 2015-15. When adopted, ASU No. 2015-03 and ASU No. 2015-15 are not expected to have a material impact on the Company’s consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the customer should account for the fees related to the software license element in a manner consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. This ASU permits either retrospective or prospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is also permitted. When adopted, ASU No. 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330)—Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first-out (“LIFO”) or the retail inventory method, to be measured at the lower of cost and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. When adopted, ASU No. 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this ASU should be applied either prospectively or retrospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is still evaluating the method of application of ASU No. 2015-17. When adopted, and in accordance with this ASU, the Company will reclassify current deferred taxes to noncurrent deferred taxes on its consolidated balance sheet. Because the application of ASU No. 2015-17 affects classification only, such reclassification is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting principles generally accepted in the United States of America (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of ASU No. 2016-02 is permitted. The Company is evaluating the adoption of this ASU and the potential effects on the consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Segment Reporting

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online, and whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage, with the stores and e-commerce platform offering a similar general product mix. The Company’s core customer demographic remains similar across all sales channels, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix for both the stores and e-commerce platform from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by Accounting Standards Codification (“ASC”) 280, Segment Reporting.

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2015	2014	2013
	(In thousands)
Hard goods	$534,864	$517,968	$540,698
Athletic and sport apparel	199,109	181,722	174,021
Athletic and sport footwear	291,325	274,355	275,744
Other sales	3,800	3,815	2,860
Net sales	$1,029,098	$977,860	$993,323

The Company launched its e-commerce platform in the fourth quarter of fiscal 2014 and e-commerce net sales for fiscal 2015 and 2014 were not material.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2015). The Company recognized approximately $0.4 million, $0.4 million and $0.4 million in gift card breakage revenue for fiscal 2015, 2014 and 2013, respectively. The Company had outstanding gift card liabilities of $4.9 million and $5.2 million as of January 3, 2016 and December 28, 2014, respectively, which are included in accrued expenses.

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

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $39.8 million, $42.6 million and $44.5 million for fiscal 2015, 2014 and 2013, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising expense eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $6.0 million, $5.9 million and $6.2 million for fiscal 2015, 2014 and 2013, respectively.

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

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel and supplies, and are expensed as incurred.

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

Property and Equipment, Net

Property and equipment are stated at cost and are being depreciated or amortized utilizing the straight-line method over the following estimated useful lives:

Leasehold improvements	Shorter of estimated useful life or term of lease
Furniture and equipment	3 – 10 years
Internal-use software	3 – 7 years

Maintenance and repairs are expensed as incurred.

In fiscal 2015 and 2014, the Company incurred costs to purchase and develop software for internal use which included costs for its website associated with the development and implementation of an e-commerce platform, and also included costs related to the development of a new point-of-sale system. Costs related to the application development stage are capitalized and amortized over the estimated useful life of the software. Costs related to the design or maintenance of internal-use software are expensed as incurred. The Company placed software relating to website development for its e-commerce initiative into service in fiscal 2014, at which time amortization commenced.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal 2015, 2014 and 2013, and determined that goodwill was not impaired. Furthermore, the Company has no accumulated impairment losses as of January 3, 2016.

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires net investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

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

In fiscal 2015, 2014 and 2013, the Company recognized pre-tax non-cash impairment charges of $0.2 million, $1.2 million and $0.1 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense in the consolidated statements of operations.

Leases and Deferred Rent

The Company accounts for its leases under the provisions of ASC 840, Leases.

The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s retail store facilities, distribution center and corporate office. Capital lease obligations consist principally of leases for some of the Company’s distribution center delivery tractors, information technology systems hardware and point-of-sale equipment for the Company’s stores.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation.  The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement.  Upon ARO removal, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.8 million and $0.7 million as of January 3, 2016 and December 28, 2014, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $11.2 million and $10.7 million as of January 3, 2016 and December 28, 2014, respectively, of which $4.8 million and $4.4 million were recorded as a component of accrued expenses as of January 3, 2016 and December 28, 2014, respectively, and $6.4 million and $6.3 million were recorded as a component of other long-term liabilities as of January 3, 2016 and December 28, 2014, respectively, in the accompanying consolidated balance sheets.

Income Taxes

Under the asset and liability method prescribed within ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. Certain prior period deferred tax disclosures may be reclassified to conform with current period presentation.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 3, 2016 and December 28, 2014, the Company had no accrued interest or penalties.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company relies on a single distribution center located in Riverside, California, which services all of its stores and e-commerce platform. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of inventory and could materially impair the Company’s ability to adequately stock its stores and fulfill its e-commerce business.

A substantial amount of the Company’s inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute, such as the one the Company experienced in the Ports of Los Angeles and Long Beach in 2015, may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 41.5% of total purchases in fiscal 2015. One vendor represented greater than 5% of total purchases, at 10.8%, in fiscal 2015. A significant portion of the Company’s inventory is manufactured abroad in China and other countries. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 3, 2016	December 28, 2014
	(In thousands)
Furniture and equipment	$128,781	$118,297
Leasehold improvements	150,617	143,056
Internal-use software	25,215	24,264
	304,613	285,617
Accumulated depreciation and amortization (1)	(228,701)	(211,422)
	75,912	74,195
Assets not placed into service (2)	6,124	4,245
Property and equipment, net	$82,036	$78,440

(1)	Includes accumulated amortization for internal-use software development costs of $20.5 million and $19.0 million as of January 3, 2016 and December 28, 2014, respectively.
(2)	Includes internal-use software development costs of $5.2 million and $2.7 million related to the development of a new point-of-sale system as of January 3, 2016 and December 28, 2014, respectively.

As of January 3, 2016, to provide additional information, the Company separately disclosed internal-use software and related amortization expense. Prior year amounts related to this footnote have also been reclassified to conform to the current year presentation.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $8.3 million, $8.8 million and $9.0 million for fiscal 2015, 2014 and 2013, respectively. Amortization expense for leasehold improvements was $11.6 million, $11.5 million and $10.2 million for fiscal 2015, 2014 and 2013, respectively. Amortization expense for internal-use software was $1.5 million, $1.2 million and $1.0 million for fiscal 2015, 2014 and 2013, respectively. The gross cost of equipment under capital leases, included above, was $9.4 million and $8.5 million as of January 3, 2016 and December 28, 2014, respectively. The accumulated amortization related to these capital leases was $5.6 million and $5.9 million as of January 3, 2016 and December 28, 2014, respectively.

(4)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In fiscal 2015, 2014 and 2013, the Company recognized pre-tax non-cash impairment charges of $0.2 million, $1.2 million and $0.1 million, respectively, related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management considers local market conditions and makes assumptions about key store variables including sales growth rates, gross profit and operating expense. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for fiscal 2015, 2014 and 2013 in the consolidated statements of operations.

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

As of January 3, 2016 and December 28, 2014, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. As discussed in Note 4 to the consolidated financial statements, the Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820, Fair Value Measurement. After the impairment charges, the carrying values of the remaining assets of these stores were not material.

(6)	Accrued Expenses

The major components of accrued expenses are as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Payroll and related expense	$24,090	$22,568
Sales tax	11,307	10,432
Occupancy expense	10,693	9,412
Other	23,434	27,987
Accrued expenses	$69,524	$70,399

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)	Lease Commitments

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

Rent expense for operating leases consisted of the following:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Rent expense	$71,541	$66,276	$62,777
Contingent rent	654	858	1,081
Total rent expense	$72,195	$67,134	$63,858

Rent expense includes sublease rent income of $0.1 million, $0.1 million and $0.1 million for fiscal 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable leases as of January 3, 2016 are as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2016	$1,533	$78,426	$79,959
2017	1,138	70,385	71,523
2018	845	61,611	62,456
2019	437	50,145	50,582
2020	64	36,461	36,525
Thereafter	—	71,985	71,985
Total minimum lease payments	4,017	$369,013	$373,030
Imputed interest	(190)
Present value of minimum lease payments	$3,827

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

In November 2015, the Company commenced operations at an additional 171,000 square foot distribution space adjacent to its distribution center in Riverside, California that will enable the Company to more efficiently fulfill its expanding distribution requirements. The lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options.

(8)	Long-Term Debt

On October 18, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of January 3, 2016 and December 28, 2014, the one-month LIBO rate was 0.5% and 0.2%, respectively, and the Wells Fargo Bank prime lending rate was 3.50% and 3.25%, respectively. The average interest rate on the Company’s revolving credit borrowings during fiscal 2015 and 2014 was 1.90% and 1.90%, respectively. As of January 3, 2016 and December 28, 2014, the Company had long-term revolving credit borrowings outstanding bearing interest at both LIBO and the prime lending rates as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
LIBO rate	$53,000	$62,000
Prime rate	1,846	4,312
Total borrowings	$54,846	$66,312

Total remaining borrowing availability, after subtracting letters of credit, was $84.7 million and $73.2 million as of January 3, 2016 and December 28, 2014, respectively, and letter of credit commitments were $0.5 million and $0.5 million as of January 3, 2016 and December 28, 2014, respectively.

(9)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2015:
Federal	$7,478	$378	$7,856
State	1,558	37	1,595
	$9,036	$415	$9,451
Fiscal 2014:
Federal	$5,582	$1,687	$7,269
State	1,303	60	1,363
	$6,885	$1,747	$8,632
Fiscal 2013:
Federal	$15,307	$(777)	$14,530
State	3,293	(87)	3,206
	$18,600	$(864)	$17,736

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Tax expense at statutory rate	$8,662	$8,228	$15,989
State taxes, net of federal benefit	1,118	1,062	2,110
Tax credits and other	(329)	(658)	(363)
	$9,451	$8,632	$17,736

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 3, 2016	December 28, 2014
	(In thousands)
Deferred tax assets:
Deferred rent	$9,530	$9,978
Insurance liabilities	4,391	4,219
Employee benefit-related liabilities	4,077	3,927
Share-based compensation	2,569	2,662
Inventory	1,941	1,320
Gift card liability	1,300	1,211
Accrued legal fees	192	1,129
Other	3,337	3,514
Deferred tax assets	27,337	27,960
Basis difference in fixed assets	(1,252)	(1,447)
Federal liability on state deferred tax assets	(2,683)	(2,696)
Deferred tax liabilities	(3,935)	(4,143)
Net deferred tax assets	$23,402	$23,817

As of January 3, 2016, the Company separately disclosed deferred tax assets and liabilities related to insurance liabilities, employee benefit-related liabilities, gift card liability and federal liability on state deferred tax assets to provide additional information about components of deferred tax. Prior year amounts related to this footnote have also been reclassified to conform to the current year presentation.

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2012 and after, and state and local income tax returns are open for fiscal years 2011 and after.

As of January 3, 2016 and December 28, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.  As of January 3, 2016 and December 28, 2014, the Company had no accrued interest or penalties.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands, except per share data)

Net income	$15,297	$14,876	$27,946
Weighted-average shares of common stock outstanding:
Basic	21,741	21,933	21,765
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	186	200	318
Diluted	21,927	22,133	22,083
Basic earnings per share	$0.70	$0.68	$1.28
Diluted earnings per share	$0.70	$0.67	$1.27
Antidilutive share option awards excluded from diluted calculation	480,599	513,885	763,688
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	165	1,208	10,236

The computation of diluted earnings per share for fiscal 2015, 2014 and 2013 does not include share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2015, 2014 and 2013 does not include nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

The Company repurchased 379,930 shares of common stock for $4.2 million in fiscal 2015 and 223,051 shares of common stock for $2.5 million in fiscal 2014. The Company did not repurchase shares of common stock during fiscal 2013. Since the inception of the Company’s initial share repurchase program in May 2006 through January 3, 2016, the Company has repurchased a total of 2,530,607 shares for $32.1 million, leaving a total of $2.9 million available for share repurchases under the current share repurchase program.

(11)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees.  Employee contributions are supplemented by Company contributions subject to 401(k) plan terms.  The Company recognized employer matching and profit-sharing contributions of $2.0 million, $1.8 million and $2.3 million for fiscal 2015, 2014 and 2013, respectively.

(12)	Related Party Transactions

G. Michael Brown, who retired from the Company’s Board of Directors in June 2015, is a partner of the law firm of Musick, Peeler & Garrett LLP.  From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters.  The Company received services from Musick, Peeler & Garrett LLP amounting to $0.7 million, $0.7 million and $0.7 million in fiscal 2015, 2014 and 2013, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $41,000 and $60,000 as of January 3, 2016 and December 28, 2014, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During each of fiscal 2015, 2014 and 2013, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million, $0.4 million and $0.3 million in fiscal 2015, 2014 and 2013, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company had a recorded liability of $1.5 million and $1.5 million as of January 3, 2016 and December 28, 2014, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities.

(13)	Commitments and Contingencies

On September 10, 2014, a complaint was filed in the California Superior Court for the County of Los Angeles, entitled Pedro Duran v. Big 5 Corp., et al., Case No. BC557154. On October 7, 2014, an amended complaint was filed. As amended, the complaint alleged the Company violated the California Labor Code and the California Business and Professions Code. The complaint was brought as a purported class action on behalf of certain of the Company’s hourly employees who worked as “warehousemen” in the Company’s distribution center in California for the four years prior to the filing of the complaint. The plaintiff alleged, among other things, that the Company failed to pay such employees for all time worked, failed to provide such employees with compliant meal and rest periods, failed to properly itemize wage statements, and failed to pay wages within required time periods during employment and upon termination of employment. The plaintiff sought, on behalf of the purported class members, an award of statutory and civil damages and penalties, including restitution and recovery of unpaid wages; pre-judgment interest; an award of attorneys’ fees and costs; and injunctive and declaratory relief. The Company believed that the complaint was without merit. The Company was not served with the complaint or the amended complaint. In an effort to negotiate a settlement of this litigation, the Company and plaintiff engaged in mediation on January 28, 2015. On April 1, 2015, the parties agreed to settle the lawsuit. On June 22, 2015, the court granted preliminary approval of the proposed settlement. On October 20, 2015, the court granted final approval of the settlement. Under the terms of the settlement, the Company agreed to pay approximately $1.4 million, which includes payments to class members, plaintiff’s attorneys’ fees and expenses, an enhancement payment to the class representative, claims administration fees and payment to the California Labor and Workforce Development Agency. The Company’s total payments pursuant to this settlement have been reflected in a legal settlement accrual initially recorded in the fourth quarter of fiscal 2014 prior to the settlement and subsequently adjusted in the first quarter of fiscal 2015 to reflect the settlement. The Company admitted no liability or wrongdoing with respect to the claims set forth in the lawsuit. The settlement constitutes a full and complete settlement and release of all claims related to the lawsuit.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(14)	Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”).  The 2002 Plan provided for the grant of incentive share option awards and non-qualified share option awards to the Company’s employees, directors and specified consultants. Share option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted share option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at January 3, 2016, no shares remained available for future grant and 323,790 share option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and terminated the 2002 Plan. The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company, plus any shares subject to awards granted under the 2002 Plan which are forfeited, expire or are cancelled after April 24, 2007 (the effective date of the 2007 Plan). This amount represents the amount of shares that remained available for grant under the 2002 Plan as of April 24, 2007. Awards under the 2007 Plan may consist of share option awards (both incentive share option awards and non-qualified share option awards), stock appreciation rights, nonvested share awards, other stock unit awards, performance awards, or dividend equivalents.  Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit (i.e., shares available for grant) as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than share option awards or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit (i.e., shares available for grant) as 2.5 shares for every one share granted. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding share option awards will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Share option awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Share option awards, nonvested share awards and nonvested share unit awards provide for accelerated vesting if there is a change in control. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. Upon the grant of nonvested share awards or the exercise of granted share option awards, shares are expected to be issued from new shares which were registered for the 2007 Plan.

Amendment and Restatement of 2007 Plan

On June 14, 2011, the Company’s shareholders approved an amendment and restatement of the Company's 2007 Equity and Performance Incentive Plan (as so amended and restated, the “Amended 2007 Plan”). The Amended 2007 Plan did not result in any modifications to any of the Company’s outstanding share-based payment awards. Generally, the amendment and restatement made the following revisions to the 2007 Plan:

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

In fiscal 2015, the Company granted 152,140 nonvested share awards, 25,200 nonvested share unit awards and 20,000 share option awards to directors and certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Amended 2007 Plan. At January 3, 2016, 597,202 shares remained available for future grant and 330,840 share option awards, 348,490 nonvested share awards and 43,200 nonvested share unit awards remained outstanding under the Amended 2007 Plan.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2015, 2014 and 2013 was $2.2 million, $1.9 million and $1.9 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2015, 2014 and 2013, respectively, and compensation expense recognized in selling and administrative expense was $2.1 million, $1.8 million and $1.8 million in fiscal 2015, 2014 and 2013, respectively. The recognized tax benefit related to compensation expense for fiscal 2015, 2014 and 2013 was $0.8 million, $0.7 million and $0.7 million, respectively. Net income for fiscal 2015, 2014 and 2013 was reduced by $1.4 million, $1.2 million and $1.2 million, respectively, or $0.06, $0.05 and $0.05 per basic and diluted share, respectively.

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Risk-free interest rate	1.8%	1.8%	1.4%
Expected term	5.8 years	5.8 years	6.9 years
Expected volatility	57.0%	57.0%	57.5%
Expected dividend yield	2.8%	3.3%	2.3%

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

The weighted-average grant-date fair value of share option awards granted for fiscal 2015, 2014 and 2013 was $6.02 per share, $4.80 per share and $8.37 per share, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2014	729,905	$15.73
Granted	20,000	14.31
Exercised	(25,875)	5.70
Forfeited or Expired	(69,400)	24.36
Outstanding at January 3, 2016	654,630	$15.16	2.35	$723,150
Exercisable at January 3, 2016	602,130	$15.25	1.83	$708,163
Vested and Expected to Vest at January 3, 2016	654,088	$15.17	2.35	$723,133

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $9.99 per share as of January 3, 2016, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The total intrinsic value of share option awards exercised for fiscal 2015, 2014 and 2013 was approximately $0.2 million, $0.2 million and $5.1 million, respectively. The total cash received from employees as a result of employee share option award exercises for fiscal 2015, 2014 and 2013 was approximately $0.1 million, $0.1 million and $4.6 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2015, 2014 and 2013 totaled $0.1 million, $0.1 million and $2.0 million, respectively.

As of January 3, 2016, there was $0.2 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.4 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during fiscal 2015, 2014 and 2013 was $1.7 million, $2.1 million and $1.8 million, respectively. The total fair value of nonvested share unit awards which vested during fiscal 2015, 2014 and 2013 was $0.1 million, $0.1 million and $38,000, respectively.

The following table details the Company’s nonvested share awards activity for fiscal 2015:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 28, 2014	336,765	$13.47
Granted	152,140	13.06
Vested	(132,475)	12.57
Forfeited	(7,940)	13.84
Balance at January 3, 2016	348,490	$13.63

The following table details the Company’s nonvested share unit awards activity for fiscal 2015:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 28, 2014	29,250	$13.07
Granted	25,200	14.67
Vested	(11,250)	11.93
Forfeited	—	—
Balance at January 3, 2016	43,200	$14.30

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above. The weighted-average grant-date fair value of nonvested share awards granted in fiscal 2015, 2014 and 2013 was $13.06 per share, $15.14 per share and $15.56 per share, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in fiscal 2015, 2014 and 2013 was $14.67 per share, $11.93 per share and $20.29 per share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of January 3, 2016, there was $3.2 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of approximately 2.2 years and 1.0 years for nonvested share awards and nonvested share unit awards, respectively.

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2015, the Company withheld 52,621 common shares with a total value of $0.7 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

(15)	Selected Quarterly Financial Data (unaudited)

Fiscal 2015

	First	Second	Third	Fourth
	Quarter(1)(2)	Quarter(2)	Quarter	Quarter(3)(4)
	(In thousands, except per share data)
Net sales	$243,555	$240,407	$270,130	$275,006
Gross profit	$76,684	$77,276	$85,165	$85,839
Net income	$2,314	$2,578	$6,130	$4,275
Basic earnings per share	$0.11	$0.12	$0.28	$0.20
Diluted earnings per share	$0.11	$0.12	$0.28	$0.20

Fiscal 2014

	First	Second	Third	Fourth
	Quarter	Quarter(4)	Quarter	Quarter(1)(4)
	(In thousands, except per share data)
Net sales	$231,263	$231,150	$265,115	$250,332
Gross profit	$72,678	$75,573	$86,060	$79,139
Net income	$2,060	$2,535	$7,466	$2,815
Basic earnings per share	$0.09	$0.12	$0.34	$0.13
Diluted earnings per share	$0.09	$0.11	$0.34	$0.13

(1)

The Company recorded pre-tax charges in the first quarter of fiscal 2015 and the fourth quarter of fiscal 2014 of $0.4 million and $1.4 million, respectively, related to legal accruals. These charges were included in selling and administrative expense and reduced net income in the first quarter of fiscal 2015 and fourth quarter of fiscal 2014 by $0.2 million, or $0.01 per diluted share, and $0.9 million, or $0.04 per diluted share, respectively.

(2)

The Company recorded pre-tax charges of $0.5 million and $1.1 million in the first quarter and second quarter of fiscal 2015, respectively, related to a publicly-disclosed proxy contest. These charges were included in selling and administrative expense, and reduced net income in the first quarter and second quarter of fiscal 2015 by $0.3 million, or $0.01 per diluted share, and $0.7 million, or $0.03 per diluted share, respectively.

(3)

The Company recorded pre-tax charges of $0.4 million in the fourth quarter of fiscal 2015 related to the evaluation of store growth strategies and potential profit improvement opportunities. These charges were included in selling and administrative expense, and reduced net income in the fourth quarter of fiscal 2015 by $0.2 million, or $0.01 per diluted share.

(4)

The Company recorded pre-tax non-cash impairment charges of $0.2 million, $0.8 million and $0.4 million in the fourth quarter of fiscal 2015 and the second quarter and fourth quarter of fiscal 2014, respectively, related to certain underperforming stores. These impairment charges were included in selling and administrative expense, and reduced net income by $0.1 million, or $0.00 per diluted share, and $0.5 million, or $0.02 per diluted share, and $0.3 million, or $0.01 per diluted share, in the fourth quarter of fiscal 2015 and the second quarter and fourth quarter of fiscal 2014, respectively.

(16)	Subsequent Event

In the first quarter of fiscal 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on March 22, 2016 to stockholders of record as of March 8, 2016.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
January 3, 2016
Allowance for doubtful receivables	$110	$50		$(99)	$61
Allowance for sales returns	$1,320	$5	(1)	$—	$1,325
Inventory reserves	$5,349	$6,556		$(5,651)	$6,254

December 28, 2014
Allowance for doubtful receivables	$105	$24		$(19)	$110
Allowance for sales returns	$1,436	$(116)	(1)	$—	$1,320
Inventory reserves	$5,282	$5,139		$(5,072)	$5,349

December 29, 2013
Allowance for doubtful receivables	$99	$59		$(53)	$105
Allowance for sales returns	$1,475	$(39)	(1)	$—	$1,436
Inventory reserves	$5,151	$5,444		$(5,313)	$5,282

(1)	Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (17)

4.1	Specimen of Common Stock Certificate. (2)

10.1	2002 Stock Incentive Plan. (3)

10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)

10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (14)

10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)

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

E-1

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

Exhibit Number	Exhibit Description

10.21

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan. (15)

10.22	Settlement Agreement, dated April 30, 2015, by and among the persons and entities listed on Schedule A thereto, Big 5 Sporting Goods Corporation, Dominic P. DeMarco and Nicholas Donatiello, Jr..(16)

10.23	Form of Change of Control Severance Agreement, dated as of August 5, 2015. (18)

14.1	Code of Business Conduct and Ethics. (4)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (19)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (19)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (19)

32.1	Section 1350 Certification of Chief Executive Officer. (19)

32.2	Section 1350 Certification of Chief Financial Officer. (19)

101.INS	XBRL Instance Document. (19)

101.SCH	XBRL Taxonomy Extension Schema Document. (19)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (19)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (19)

101.LAB	XBRL Taxonomy Label Linkbase Document. (19)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (19)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2011.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 20, 2013.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.
(13)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on May 1, 2015.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on July 10, 2015.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on October 28, 2015.
(19)	Filed herewith.

E-2