Form 10-Q
period 2016-04-03
BIG 5 SPORTING GOODS Corp
filed 2016-05-04
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

There were 22,023,070 shares of common stock, with a par value of $0.01 per share outstanding as of April 27, 2016.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$6,446	$7,119
Accounts receivable, net of allowances of $53 and $61, respectively	12,271	14,180
Merchandise inventories, net	286,431	299,446
Prepaid expenses	12,924	12,185
Total current assets	318,072	332,930
Property and equipment, net	80,765	82,036
Deferred income taxes	20,839	23,402
Other assets, net of accumulated amortization of $1,288 and $1,244, respectively	2,304	2,228
Goodwill	4,433	4,433
Total assets	$426,413	$445,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,475	$89,961
Accrued expenses	58,649	69,524
Current portion of capital lease obligations	1,342	1,435
Total current liabilities	145,466	160,920
Deferred rent, less current portion	18,815	19,516
Capital lease obligations, less current portion	2,095	2,392
Long-term debt	56,569	54,846
Other long-term liabilities	8,721	8,524
Total liabilities	231,666	246,198
Commitments and contingencies
Stockholders’ equity:
Common stock, 0.01 par value, authorized 50,000,000 shares; issued 24,671,787 and 24,562,799 shares, respectively; outstanding 22,023,070 and 21,917,982 shares, respectively	247	246
Additional paid-in capital	112,046	112,236
Retained earnings	115,140	118,998
Less: Treasury stock, at cost; 2,648,717 and 2,644,817 shares, respectively	(32,686)	(32,649)
Total stockholders’ equity	194,747	198,831
Total liabilities and stockholders’ equity	$426,413	$445,029

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	April 3, 2016	March 29, 2015
Net sales	$234,528	$243,555
Cost of sales	163,563	166,871
Gross profit	70,965	76,684
Selling and administrative expense	71,219	72,462
Operating (loss) income	(254)	4,222
Interest expense	452	403
(Loss) income before income taxes	(706)	3,819
Income taxes	413	1,505
Net (loss) income	$(1,119)	$2,314
Earnings per share:
Basic	$(0.05)	$0.11
Diluted	$(0.05)	$0.11
Dividends per share	$0.125	$0.10
Weighted-average shares of common stock outstanding:
Basic	21,583	21,809
Diluted	21,583	21,999

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 28, 2014	22,180,458	$245	$110,707	$112,521	$(28,469)	$195,004
Net income	—	—	—	2,314	—	2,314
Dividends on common stock ($0.10 per share)	—	—	—	(2,210)	—	(2,210)
Issuance of nonvested share awards	147,940	1	(1)	—	—	—
Exercise of share option awards	2,700	—	16	—	—	16
Share-based compensation	—	—	508	—	—	508
Tax benefit from share-based awards activity	—	—	75	—	—	75
Forfeiture of nonvested share awards	(1,520)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(76,073)	—	—	—	(942)	(942)
Balance as of March 29, 2015	22,200,884	$245	$110,621	$112,625	$(29,411)	$194,080

Balance as of January 3, 2016	21,917,982	$246	$112,236	$118,998	$(32,649)	$198,831
Net loss	—	—	—	(1,119)	—	(1,119)
Dividends on common stock ($0.125 per share)	—	—	—	(2,739)	—	(2,739)
Issuance of nonvested share awards	162,780	2	(2)	—	—	—
Exercise of share option awards	1,075	—	7	—	—	7
Share-based compensation	—	—	639	—	—	639
Tax deficiency from share-based awards activity	—	—	(222)	—	—	(222)
Forfeiture of nonvested share awards	(1,185)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,682)	(1)	(612)	—	—	(613)
Purchases of treasury stock	(3,900)	—	—	—	(37)	(37)
Balance as of April 3, 2016	22,023,070	$247	$112,046	$115,140	$(32,686)	$194,747

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net (loss) income	$(1,119)	$2,314
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,686	5,426
Share-based compensation	639	508
Excess tax benefit related to share-based awards	(51)	(87)
Amortization of debt issuance costs	43	44
Deferred income taxes	2,563	112
Changes in operating assets and liabilities:
Accounts receivable, net	1,909	4,893
Merchandise inventories, net	13,015	5,005
Prepaid expenses and other assets	(1,080)	993
Accounts payable	38	8,420
Accrued expenses and other long-term liabilities	(11,001)	(8,119)
Net cash provided by operating activities	9,642	19,509

Cash flows from investing activities:
Purchases of property and equipment	(3,162)	(7,004)
Net cash used in investing activities	(3,162)	(7,004)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	57,655	37,999
Principal payments under revolving credit facility	(55,932)	(48,899)
Changes in book overdraft	(5,106)	(2,650)
Principal payments under capital lease obligations	(354)	(339)
Proceeds from exercise of share option awards	7	16
Excess tax benefit related to share-based awards	51	87
Purchases of treasury stock	(37)	(942)
Tax withholding payments for share-based compensation	(613)	(685)
Dividends paid	(2,824)	(2,296)
Net cash used in financing activities	(7,153)	(17,709)

Net decrease in cash	(673)	(5,204)

Cash at beginning of period	7,119	11,503

Cash at end of period	$6,446	$6,299

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$139
Property and equipment additions unpaid	$2,038	$3,012

Supplemental disclosures of cash flow information:
Interest paid	$445	$395
Income taxes paid	$422	$314

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 434 stores and an e-commerce platform as of April 3, 2016. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100% owned subsidiary, and Big 5 Services Corp., which is a 100% owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100% owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016 included in the Company’s Annual Report on Form 10-K.  In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2016 is comprised of 52 weeks and ends on January 1, 2017. Fiscal year 2015 was comprised of 53 weeks and ended on January 3, 2016. The four quarters of fiscal 2016 are each comprised of 13 weeks. The first three quarters in fiscal 2015 were each comprised of 13 weeks, and the fourth quarter of fiscal 2015 was comprised of 14 weeks.

Recently Adopted Accounting Updates

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which amends Subtopic 835-30 to allow an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The effective date of ASU No. 2015-03 was unaffected by the issuance of ASU No. 2015-15. The adoption of ASU No. 2015-03 and ASU No. 2015-15 had no impact on the Company’s consolidated financial statements as the Company continues to classify debt issuance costs related to its line-of-credit arrangement in other assets.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the customer should account for the fees related to the software license element in a manner consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. This ASU permits either retrospective or prospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU No. 2015-05 prospectively, and such adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first-out (“LIFO”) or the retail inventory method, to be measured at the lower of cost and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early-adopt ASU No. 2015-11 during the first quarter of fiscal 2016, and such early adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early-adopt ASU No. 2015-17 during the first quarter of fiscal 2016 and retrospectively apply the presentation. Accordingly, deferred tax assets in the amount of $11.1 million, which were previously classified as current assets as of January 3, 2016, were reclassified to non-current deferred income tax assets on the Company's consolidated balance sheet to conform to current year presentation.

Recently Issued Accounting Updates

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application was not permitted. On July 9, 2015, the FASB decided to defer for one year the effective date of ASU No. 2014-09, while also deciding to permit early application. With these changes, ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted as of the original effective date in ASU No. 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). The Company is evaluating the future impact of this ASU, including the deferral decisions reached by the FASB, on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting principles generally accepted in the United States of America (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of ASU No. 2016-02 is permitted. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted in any interim or annual period. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

Other relevant recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2016). The Company recognized approximately $112,000 and $111,000 in gift card breakage revenue for the first quarter of fiscal 2016 and 2015, respectively. The Company had outstanding gift card liabilities of $4.2 million and $4.9 million as of April 3, 2016 and January 3, 2016, respectively, which are included in accrued expenses.

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

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or net realizable value using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain vendor allowances and cash discounts, in-bound freight-related expense and allocated overhead expense associated with the Company’s distribution center.

Management regularly reviews inventories and records valuation reserves for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. Because of its merchandise mix, the Company has not historically experienced significant occurrences of obsolescence.

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

The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s retail store facilities, distribution center, corporate office, information technology hardware and distribution center delivery tractors. Capital lease obligations consist principally of leases for some of the Company’s information technology hardware.

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

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Payroll and related expense	$19,664	$24,090
Occupancy expense	10,506	10,693
Sales tax	7,738	11,307
Other	20,741	23,434
Accrued expenses	$58,649	$69,524

(5)	Long-Term Debt

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

As of April 3, 2016, the Company had long-term revolving credit borrowings of $56.6 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $54.8 million and letter of credit commitments of $0.5 million as of January 3, 2016, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $82.9 million and $84.7 million as of April 3, 2016 and January 3, 2016, respectively.

(6)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of April 3, 2016 and January 3, 2016, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2012 and after, and state and local income tax returns are open for fiscal years 2011 and after.

The provision for income taxes for the first quarter of fiscal 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.7 million, partially offset by an increase in Work Opportunity Tax Credits (“WOTC”). Also related to the provision for income taxes was approximately $1.9 million recorded in accounts receivable as of April 3, 2016, which is expected to offset income tax payable during fiscal 2016.

As of April 3, 2016 and January 3, 2016, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of April 3, 2016 and January 3, 2016, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)	Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 3, 2016	March 29, 2015
	(In thousands, except per share data)
Net (loss) income	$(1,119)	$2,314
Weighted-average shares of common stock outstanding:
Basic	21,583	21,809
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	—	190
Diluted	21,583	21,999
Basic earnings per share	$(0.05)	$0.11
Diluted earnings per share	$(0.05)	$0.11

The computation of diluted earnings per share for the first quarter of fiscal 2016 excludes all potential share option awards in the amount of 454,571 since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for the first quarter of fiscal 2015 excludes share option awards in the amount of 487,169 that were outstanding and antidilutive, since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the first quarter of fiscal 2016 excludes all potential nonvested share awards and nonvested share unit awards in the amount of 117,067 shares since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for the first quarter of fiscal 2015 excludes nonvested share awards and nonvested share unit awards in the amount of 791 shares that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(8)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(9)	Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on June 14, 2011 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $0.5 million in share-based compensation expense for the first quarter of fiscal 2016 and 2015, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first quarter of fiscal 2016 and 2015.

As of April 3, 2016, there was $0.2 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.2 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2016 and 2015 was $1.5 million and $1.7 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2016 and 2015.

The Company granted 162,780 and 147,940 nonvested share awards in the first quarter of fiscal 2016 and 2015, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2016 and 2015 was $11.41 and $13.01, respectively. In the first quarter of fiscal 2016 and 2015, the Company granted no nonvested share unit awards.

The following table details the Company’s nonvested share awards activity for the 13 weeks ended April 3, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of January 3, 2016	348,490	$13.63
Granted	162,780	11.41
Vested	(130,530)	12.82
Forfeited	(1,185)	13.97
Balance as of April 3, 2016	379,555	$12.95

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2016, the Company withheld 53,682 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of April 3, 2016, there was $4.5 million and $0.2 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 3.0 years and 0.7 years for nonvested share awards and nonvested share unit awards, respectively.

(10)	Subsequent Event

In the second quarter of fiscal 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on June 15, 2016 to stockholders of record as of June 1, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Corporation”) as of April 3, 2016, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended April 3, 2016 and March 29, 2015. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of January 3, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Los Angeles, California

May 4, 2016

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2016 includes 52 weeks and fiscal 2015 included 53 weeks. The four quarters of fiscal 2016 are each comprised of 13 weeks. The first three quarters in fiscal 2015 were each comprised of 13 weeks, and the fourth quarter of fiscal 2015 was comprised of 14 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 434 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of April 3, 2016. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the first quarter of fiscal 2016 declined compared to the first quarter of fiscal 2015 primarily due to lower net sales and lower merchandise margins. Our decrease in net sales reflected the negative impact of a calendar shift related to our 53-week fiscal 2015 that caused fiscal 2016 to begin one week later than fiscal 2015, as well as a calendar shift related to the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2015 to the first quarter in fiscal 2016. Our operating results for the current year compared to the prior year were also negatively impacted by unfavorable weather conditions during the second half of the period, as well as a highly competitive and promotional retail environment. For the current fiscal year, same store sales for our major merchandise category of hardgoods decreased, while same store sales for our apparel and footwear categories increased.

•

Net sales for the first quarter of fiscal 2016 decreased 3.7% to $234.5 million compared to $243.6 million for the first quarter of fiscal 2015. The decrease in net sales was primarily attributable to a decline in same store sales and a reduction in sales from closed stores, partially offset by added sales from new stores.

•

Net loss for the first quarter of fiscal 2016 was $1.1 million, or $(0.05) per basic share, compared to net income of $2.3 million, or $0.11 per diluted share, for the first quarter of fiscal 2015. The net loss was driven primarily by lower net sales and gross profit margin and the write-off of deferred tax assets related to share-based compensation.

•

Gross profit for the first quarter of fiscal 2016 represented 30.3% of net sales, compared with 31.5% in the same quarter of the prior year. The decrease in gross profit margin resulted mainly from a year over year decrease in merchandise margins of 86 basis points.

•

Selling and administrative expense for the first quarter of fiscal 2016 decreased 1.7% to $71.2 million, or 30.4% of net sales, compared to $72.5 million, or 29.8% of net sales, for the first quarter of fiscal 2015. The decrease in selling and administrative expense was primarily attributable to a legal settlement provision and proxy contest costs in the prior year.

•	Operating cash flow provided for the first quarter of fiscal 2016 decreased to $9.6 million from $19.5 million in the first quarter of fiscal 2015.
•	Capital expenditures for the first quarter of fiscal 2016 decreased to $3.2 million from $7.0 million in the first quarter of fiscal 2015.
•	The balance under our revolving credit facility was $56.6 million as of April 3, 2016, compared with $55.4 million as of March 29, 2015 and $54.8 million as of January 3, 2016.
•	We paid cash dividends in the first quarter of fiscal 2016 of $2.8 million, or $0.125 per share, compared with $2.3 million, or $0.10 per share, in the first quarter of fiscal 2015.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended April 3, 2016 Compared to 13 Weeks Ended March 29, 2015

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 3, 2016		March 29, 2015
	(In thousands, except percentages)
Net sales	$234,528	100.0%	$243,555	100.0%
Cost of sales (1)	163,563	69.7	166,871	68.5
Gross profit	70,965	30.3	76,684	31.5
Selling and administrative expense (2)	71,219	30.4	72,462	29.8
Operating (loss) income	(254)	(0.1)	4,222	1.7
Interest expense	452	0.2	403	0.2
(Loss) income before income taxes	(706)	(0.3)	3,819	1.5
Income taxes	413	0.2	1,505	0.6
Net (loss) income	$(1,119)	(0.5)%	$2,314	0.9%

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

Net Sales. Net sales decreased by $9.1 million, or 3.7%, to $234.5 million in the first quarter ended April 3, 2016 from $243.6 million in the first quarter last year. The change in net sales reflected the following:

•

Same store sales decreased by $4.5 million, or 1.9%, for the 13 weeks ended April 3, 2016, versus the comparable 13-week period in the prior year, which ended on April 5, 2015. Our lower same store sales reflected a decrease in sales for our major merchandise category of hardgoods, partially offset by increases in sales for our footwear and apparel categories. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Net sales comparisons in the first quarter of fiscal 2016 were negatively impacted by a calendar shift related to our 53-week fiscal 2015 that caused fiscal 2016 to begin one week later than fiscal 2015. Net sales comparisons year over year were also negatively impacted by the calendar shift of the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2015 to the first quarter in fiscal 2016. These calendar shifts negatively impacted net sales comparisons to the first quarter of fiscal 2015 by approximately $3.9 million. Because same store sales comparisons are made on a comparable-week basis, same store sales comparisons were not materially impacted by these calendar shifts.

•	Added sales from new stores opened since December 28, 2014 were offset by a reduction in closed store sales.
•

Our sales for the first quarter of fiscal 2016 compared with the prior year were adversely impacted by unfavorable weather conditions during the second half of the period, as well as a highly competitive and promotional retail environment, partially resulting from certain major competitors announcing their exit from many of our markets.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in the first quarter of fiscal 2016 compared to the same period last year, partially reflecting an ongoing shift to more branded product.

Store count as of April 3, 2016 was 434 versus 437 as of March 29, 2015. We closed four stores, one of which was a relocation, in the 13 weeks ended April 3, 2016. We opened one new store and closed three stores, one of which was a relocation, in the 13 weeks ended March 29, 2015. For fiscal 2016, we anticipate opening between five and eight new stores and closing approximately ten stores.

Gross Profit. Gross profit decreased by $5.7 million, or 7.5%, to $71.0 million, or 30.3% of net sales, in the 13 weeks ended April 3, 2016, from $76.7 million, or 31.5% of net sales, in the 13 weeks ended March 29, 2015. The change in gross profit was primarily attributable to the following:

•	Net sales decreased $9.1 million, or 3.7%, year over year in the first quarter of fiscal 2016.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased 86 basis points versus the first quarter last year, primarily reflecting increased promotional activities in response to the highly competitive environment, as well as increased clearance activities.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.3 million to $71.2 million, or 30.4% of net sales, in the 13 weeks ended April 3, 2016 from $72.5 million, or 29.8% of net sales, in the first 13 weeks last year. The reduction in selling and administrative expense was primarily attributable to decreases in legal and outside services expense, which reflected a legal settlement of $0.4 million and proxy contest costs of $0.5 million in the prior year.

Interest Expense. Interest expense remained flat at $0.4 million in the 13 weeks ended April 3, 2016 compared to the first 13 weeks of fiscal 2015.

Income Taxes. The provision for income taxes was $0.4 million for the 13 weeks ended April 3, 2016 and $1.5 million for the 13 weeks ended March 29, 2015. The provision for income taxes for the first quarter of fiscal 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.7 million, partially offset by an increase in Work Opportunity Tax Credits (“WOTC”) compared to the prior year. In the second quarter of fiscal 2016, we anticipate writing off deferred tax assets related to share-based compensation, which we estimate will result in charges ranging between $0.1 million to $0.3 million and will negatively impact our effective tax rate.

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

As of April 3, 2016 we had $6.4 million of cash compared with $6.3 million as of March 29, 2015. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$9,642	$19,509
Investing activities	(3,162)	(7,004)
Financing activities	(7,153)	(17,709)
Net decrease in cash	$(673)	$(5,204)

Operating Activities. Net cash provided by operating activities for the 13 weeks ended April 3, 2016 and March 29, 2015 was $9.6 million and $19.5 million, respectively. The decrease in cash flow from operating activities for the 13 weeks ended April 3, 2016 compared to the same period last year primarily reflects a larger decrease in accrued expenses mainly related to certain employee benefits, as well as the decrease in net income.

Investing Activities. Net cash used in investing activities for the 13 weeks ended April 3, 2016 and March 29, 2015 was $3.2 million and $7.0 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The decrease primarily reflects lower required investment in our distribution center in fiscal 2016 compared to the prior year.

Financing Activities. Net cash used in financing activities for the 13 weeks ended April 3, 2016 and March 29, 2015 was $7.2 million and $17.7 million, respectively. For both periods, net cash was used primarily to fund debt and dividend payments, as well as treasury stock repurchases.

As of April 3, 2016, we had revolving credit borrowings of $56.6 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $54.8 million and letter of credit commitments of $0.5 million outstanding as of January 3, 2016 and revolving credit borrowings of $55.4 million and letter of credit commitments of $0.5 million outstanding as of March 29, 2015.

In fiscal 2015 we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first quarter of fiscal 2016 we paid a quarterly cash dividend of $0.125 per share of outstanding common stock, for an annual rate of $0.50 per share. In the second quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on June 15, 2016 to stockholders of record as of June 1, 2016.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first quarter of fiscal 2016, we repurchased 3,900 shares of common stock for $37,000. In the first quarter of fiscal 2015, we repurchased 76,073 shares of common stock for $0.9 million. Since the inception of our initial share repurchase program in May 2006 through April 3, 2016, we have repurchased a total of 2,534,507 shares for $32.1 million, leaving a total of $2.9 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $82.9 million and $84.7 million as of April 3, 2016 and January 3, 2016, respectively.

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

Future Capital Requirements. We had cash on hand of $6.4 million as of April 3, 2016. We expect capital expenditures for fiscal 2016, excluding non-cash acquisitions, to range from approximately $15.0 million to $19.0 million, which is down from fiscal 2015, primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. The anticipated decrease in capital expenditures for fiscal 2016 compared to fiscal 2015 primarily reflects lower required investment in our distribution center to support overall growth. For fiscal 2016, we anticipate opening between five and eight new stores and closing approximately ten stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the second quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on June 15, 2016 to stockholders of record as of June 1, 2016.

As of April 3, 2016, a total of $2.9 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our revolving credit facility, for at least the next 12 months. However, our ability to satisfy our cash requirements depends upon our future performance, which in turn is subject to general economic conditions and regional risks, as well as financial, competitive, business and other factors affecting our operations, including factors beyond our control.

Off-Balance Sheet Arrangements and Contractual Obligations. Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with accounting principles generally accepted in the United States of America.

Operating lease commitments consist principally of leases for our retail store facilities, distribution center, corporate office, information technology hardware and distribution center delivery tractors. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, capital lease obligations, borrowings under our Credit Facility and other liabilities.

Issued and outstanding letters of credit were $0.5 million as of April 3, 2016, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, is a discussion of our future obligations and commitments as of January 3, 2016. In the 13 weeks ended April 3, 2016, our revolving credit borrowings increased by $1.8 million from the end of fiscal 2015. We entered into new operating lease agreements in relation to our business operations during the 13 weeks ended April 3, 2016. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of January 3, 2016.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended April 3, 2016.

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

In fiscal 2015, and during the first quarter of fiscal 2016, the impact of inflation has been minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of April 3, 2016, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of April 3, 2016.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 3, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A.  Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended April 3, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 4 – January 31	3,900	$9.53	3,900	$2,887,000
February 1 – February 28	—	$—	—	$2,887,000
February 29 – April 3	—	$—	—	$2,887,000
Total	3,900		3,900	$2,887,000

(1)

All shares were purchased under the Company’s current share repurchase program, which was announced on November 1, 2007 and authorizes the repurchase of the Company’s common stock totaling $20.0 million. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through April 3, 2016, the Company has repurchased a total of 2,534,507 shares for $32.1 million, leaving a total of $2.9 million available for share repurchases under the current share repurchase program.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 4, 2016	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 4, 2016	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)