Form 10-Q
period 2016-07-03
BIG 5 SPORTING GOODS Corp
filed 2016-08-03
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

There were 22,024,360 shares of common stock, with a par value of $0.01 per share outstanding as of July 27, 2016.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$8,145	$7,119
Accounts receivable, net of allowances of $37 and $61, respectively	13,314	14,180
Merchandise inventories, net	304,535	299,446
Prepaid expenses	13,967	12,185
Total current assets	339,961	332,930
Property and equipment, net	79,180	82,036
Deferred income taxes	21,551	23,402
Other assets, net of accumulated amortization of $1,332 and $1,244, respectively	2,186	2,228
Goodwill	4,433	4,433
Total assets	$447,311	$445,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,730	$89,961
Accrued expenses	59,989	69,524
Current portion of capital lease obligations	1,239	1,435
Total current liabilities	165,958	160,920
Deferred rent, less current portion	18,137	19,516
Capital lease obligations, less current portion	1,826	2,392
Long-term debt	57,387	54,846
Other long-term liabilities	9,259	8,524
Total liabilities	252,567	246,198
Commitments and contingencies
Stockholders’ equity:
Common stock, 0.01 par value, authorized 50,000,000 shares; issued 24,673,077 and 24,562,799 shares, respectively; outstanding 22,024,360 and 21,917,982 shares, respectively	247	246
Additional paid-in capital	112,670	112,236
Retained earnings	114,513	118,998
Less: Treasury stock, at cost; 2,648,717 and 2,644,817 shares, respectively	(32,686)	(32,649)
Total stockholders’ equity	194,744	198,831
Total liabilities and stockholders’ equity	$447,311	$445,029

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$241,409	$240,407	$475,937	$483,962
Cost of sales	165,152	163,131	328,715	330,002
Gross profit	76,257	77,276	147,222	153,960
Selling and administrative expense	72,259	72,653	143,478	145,115
Operating income	3,998	4,623	3,744	8,845
Interest expense	429	412	881	815
Income before income taxes	3,569	4,211	2,863	8,030
Income taxes	1,445	1,633	1,858	3,138
Net income	$2,124	$2,578	$1,005	$4,892
Earnings per share:
Basic	$0.10	$0.12	$0.05	$0.22
Diluted	$0.10	$0.12	$0.05	$0.22
Dividends per share	$0.125	$0.10	$0.25	$0.20
Weighted-average shares of common stock outstanding:
Basic	21,646	21,835	21,614	21,822
Diluted	21,740	21,965	21,784	22,012

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 28, 2014	22,180,458	$245	$110,707	$112,521	$(28,469)	$195,004
Net income	—	—	—	4,892	—	4,892
Dividends on common stock ($0.20 per share)	—	—	—	(4,428)	—	(4,428)
Issuance of nonvested share awards	152,140	2	(2)	—	—	—
Exercise of share option awards	7,925	—	49	—	—	49
Share-based compensation	—	—	1,010	—	—	1,010
Tax benefit from share-based awards activity	—	—	83	—	—	83
Forfeiture of nonvested share awards	(3,965)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(96,273)	—	—	—	(1,193)	(1,193)
Balance as of June 28, 2015	22,187,664	$246	$111,163	$112,985	$(29,662)	$194,732

Balance as of January 3, 2016	21,917,982	$246	$112,236	$118,998	$(32,649)	$198,831
Net income	—	—	—	1,005	—	1,005
Dividends on common stock ($0.25 per share)	—	—	—	(5,490)	—	(5,490)
Issuance of nonvested share awards	166,980	2	(2)	—	—	—
Exercise of share option awards	1,075	—	7	—	—	7
Share-based compensation	—	—	1,263	—	—	1,263
Tax deficiency from share-based awards activity	—	—	(222)	—	—	(222)
Forfeiture of nonvested share awards	(4,095)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,682)	(1)	(612)	—	—	(613)
Purchases of treasury stock	(3,900)	—	—	—	(37)	(37)
Balance as of July 3, 2016	22,024,360	$247	$112,670	$114,513	$(32,686)	$194,744

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$1,005	$4,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,322	10,937
Share-based compensation	1,263	1,010
Excess tax benefit related to share-based awards	(52)	(104)
Amortization of debt issuance costs	88	88
Deferred income taxes	1,851	(670)
Changes in operating assets and liabilities:
Accounts receivable, net	866	3,842
Merchandise inventories, net	(5,089)	(26,479)
Prepaid expenses and other assets	(2,050)	3,394
Accounts payable	18,500	23,142
Accrued expenses and other long-term liabilities	(9,302)	(11,520)
Net cash provided by operating activities	16,402	8,532

Cash flows from investing activities:
Purchases of property and equipment	(6,813)	(12,873)
Net cash used in investing activities	(6,813)	(12,873)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	107,252	89,600
Principal payments under revolving credit facility	(104,711)	(85,447)
Changes in book overdraft	(4,252)	2,389
Principal payments under capital lease obligations	(726)	(705)
Proceeds from exercise of share option awards	7	49
Excess tax benefit related to share-based awards	52	104
Purchases of treasury stock	(37)	(1,193)
Tax withholding payments for share-based compensation	(613)	(685)
Dividends paid	(5,535)	(4,484)
Net cash used in financing activities	(8,563)	(372)

Net increase (decrease) in cash	1,026	(4,713)

Cash at beginning of period	7,119	11,503

Cash at end of period	$8,145	$6,790

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$2,960
Property and equipment additions unpaid	$1,438	$3,450

Supplemental disclosures of cash flow information:
Interest paid	$833	$730
Income taxes paid	$555	$514

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 435 stores and an e-commerce platform as of July 3, 2016. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100% owned subsidiary, and Big 5 Services Corp., which is a 100% owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of ASU No. 2016-02 is permitted. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue from retail sales at the point of sale through its retail stores. For e-commerce sales, revenue is recognized when the merchandise is delivered to the customer. Shipping and handling fees, when billed to customers for e-commerce sales, are included in net sales and the related shipping and handling costs are included in cost of sales. An allowance for sales returns is estimated based upon historical experience and recorded as a reduction in sales in the relevant period.

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company does not sell gift cards that carry expiration dates. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2016). The Company recognized approximately $112,000 and $225,000 in gift card breakage revenue for the 13 and 26 weeks ended July 3, 2016, respectively, compared to approximately $112,000 and $223,000 in gift card breakage revenue for the 13 and 26 weeks ended June 28, 2015, respectively. The Company had outstanding gift card liabilities of $4.1 million and $4.9 million as of July 3, 2016 and January 3, 2016, respectively, which are included in accrued expenses.

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

The Company recognized no impairment charges in the first half of fiscal 2015 or 2016.

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

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	July 3, 2016	January 3, 2016
	(In thousands)
Payroll and related expense	$21,403	$24,090
Occupancy expense	10,141	10,693
Sales tax	7,383	11,307
Other	21,062	23,434
Accrued expenses	$59,989	$69,524

(5)	Long-Term Debt

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

As of July 3, 2016, the Company had long-term revolving credit borrowings of $57.4 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $54.8 million and letter of credit commitments of $0.5 million as of January 3, 2016. Total remaining borrowing availability, after subtracting letters of credit, was $82.1 million and $84.7 million as of July 3, 2016 and January 3, 2016, respectively.

(6)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of July 3, 2016 and January 3, 2016, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2012 and after, and state and local income tax returns are open for fiscal years 2011 and after.

The provision for income taxes for the 13 and 26 weeks ended July 3, 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.2 million and $0.8 million, respectively, partially offset by an increase in Work Opportunity Tax Credits (“WOTC”).

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of July 3, 2016 and January 3, 2016, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of July 3, 2016 and January 3, 2016, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands, except per share data)
Net income	$2,124	$2,578	$1,005	$4,892
Weighted-average shares of common stock outstanding:
Basic	21,646	21,835	21,614	21,822
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	94	130	170	190
Diluted	21,740	21,965	21,784	22,012
Basic earnings per share	$0.10	$0.12	$0.05	$0.22
Diluted earnings per share	$0.10	$0.12	$0.05	$0.22

The computation of diluted earnings per share for the 13 weeks ended July 3, 2016, the 26 weeks ended July 3, 2016, the 13 weeks ended June 28, 2015 and the 26 weeks ended June 28, 2015 excludes share option awards in the amounts of 182,109, 281,927, 467,947 and 468,233, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the 13 weeks ended July 3, 2016, the 26 weeks ended July 3, 2016, the 13 weeks ended June 28, 2015 and the 26 weeks ended June 28, 2015 excludes nonvested share awards and nonvested share unit awards in the amounts of 365,173, 325, 110,037 and 2,354 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on April 19, 2016 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $1.3 million in share-based compensation expense for the 13 and 26 weeks ended July 3, 2016, respectively, compared to $0.5 million and $1.0 million in share-based compensation expense for the 13 and 26 weeks ended June 28, 2015, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first half of fiscal 2016. In the first half of fiscal 2015, the Company granted 10,000 share option awards, and the weighted-average grant-date fair value for such share option awards was $6.22.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Risk-free interest rate	—	1.9%	—	1.9%
Expected term	—	5.8 years	—	5.8 years
Expected volatility	—	57.0%	—	57.0%
Expected dividend yield	—	2.7%	—	2.7%

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

As of July 3, 2016, there was $0.2 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.2 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first half of fiscal 2016 and 2015 was $1.6 million and $1.7 million, respectively. The total fair value of nonvested share unit awards vested during the first half of fiscal 2016 and 2015 was $0.5 million and $0.1 million, respectively.

The Company granted 166,980 and 152,140 nonvested share awards in the first half of fiscal 2016 and 2015, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2016 and 2015 was $11.35 and $12.65, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company granted 25,200 and 21,000 nonvested share unit awards in the first half of fiscal 2016 and 2015, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the first half of fiscal 2016 and 2015 was $8.87 and $14.66, respectively.

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

The following table details the Company’s nonvested share awards activity for the 26 weeks ended July 3, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of January 3, 2016	348,490	$13.63
Granted	166,980	11.35
Vested	(138,480)	12.91
Forfeited	(4,095)	13.40
Balance as of July 3, 2016	372,895	$12.87

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2016, the Company withheld 53,682 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of July 3, 2016, there was $4.1 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.8 years and 1.1 years for nonvested share awards and nonvested share unit awards, respectively.

(10)	Subsequent Event

In the third quarter of fiscal 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on September 15, 2016 to stockholders of record as of September 1, 2016.

Subsequent to the second quarter ended July 3, 2016, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. This program replaces the Company’s previous share repurchase program, under which $2.9 million remained available for repurchases. Under the current authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors, and would depend on market conditions and other considerations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of July 3, 2016, and the related condensed consolidated statements of operations for the 13 and 26 weeks ended July 3, 2016 and June 28, 2015, and of stockholders’ equity and cash flows for the 26 weeks ended July 3, 2016 and June 28, 2015. These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2016

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

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2016 includes 52 weeks and fiscal 2015 included 53 weeks. The four quarters of fiscal 2016 are each comprised of 13 weeks. The first three quarters of fiscal 2015 were each comprised of 13 weeks, and the fourth quarter of fiscal 2015 was comprised of 14 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 435 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of July 3, 2016. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the second quarter of fiscal 2016 declined compared to the second quarter of fiscal 2015 primarily due to higher distribution and store occupancy expense, partially offset by the favorable impact of higher net sales and lower selling and administrative expense. Our higher net sales comparisons to the prior year reflect the positive impact of a calendar shift from a 53-week year in fiscal 2015, which caused fiscal 2016 to begin one week later than fiscal 2015 and resulted in pre-Fourth of July holiday sales moving from the third quarter in fiscal 2015 to the second quarter in fiscal 2016, as well as the calendar shift of the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2015 to the first quarter in fiscal 2016. Net sales for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 were negatively impacted by a highly competitive and promotional retail environment related to the previously-announced liquidation sales of certain major competitors.

While our net sales increased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, our same store sales declined 1.7% for the 13 weeks ended July 3, 2016, versus the comparable 13-week period in the prior year, which ended on July 5, 2015. Our same store sales comparisons to the prior year do not reflect the calendar shift from a 53-week year in fiscal 2015 because we report same store sales on a comparable week basis. In addition, same store sales comparisons exclude sales from stores closed or designated as closing during the comparable periods. For the second quarter of fiscal 2016, same store sales for our hardgoods and apparel categories decreased, partially offset by an increase in same store sales for our footwear category.

•

Net sales for the second quarter of fiscal 2016 increased 0.4% to $241.4 million compared to $240.4 million for the second quarter of fiscal 2015. The increase in net sales was primarily attributable to the favorable impact of the calendar shift from a 53-week year in fiscal 2015. Compared to the prior year, net sales for the second quarter of fiscal 2016 reflect added sales from new stores opened since March 29, 2015, partially offset by a decline in same store sales and a reduction in sales from stores closed or designated as closing.

•

Net income for the second quarter of fiscal 2016 was $2.1 million, or $0.10 per diluted share, compared to net income of $2.6 million, or $0.12 per diluted share, for the second quarter of fiscal 2015. The lower net income was driven primarily by lower gross profit resulting from higher distribution and store occupancy expense, partially offset by the favorable impact of higher net sales and lower selling and administrative expense.

•

Gross profit for the second quarter of fiscal 2016 represented 31.6% of net sales, compared with 32.1% in the same quarter of the prior year. The decrease in gross profit margin resulted mainly from higher distribution and store occupancy expense.

•

Selling and administrative expense for the second quarter of fiscal 2016 decreased 0.5% to $72.3 million, or 29.9% of net sales, compared to $72.7 million, or 30.2% of net sales, for the second quarter of fiscal 2015. The decrease in selling and administrative expense was primarily attributable to proxy contest costs in the prior year.

•	Operating cash flow provided for the first half of fiscal 2016 increased to $16.4 million from $8.5 million in the first half of fiscal 2015.
•	Capital expenditures for the first half of fiscal 2016 decreased to $6.8 million from $12.9 million in the first half of fiscal 2015.

•	The balance under our revolving credit facility was $57.4 million as of July 3, 2016, compared with $70.5 million as of June 28, 2015 and $54.8 million as of January 3, 2016.
•	We paid cash dividends in the first half of fiscal 2016 of $5.5 million, or $0.25 per share, compared with $4.4 million, or $0.20 per share, in the first half of fiscal 2015.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended July 3, 2016 Compared to 13 Weeks Ended June 28, 2015

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 3, 2016		June 28, 2015
	(In thousands, except percentages)
Net sales	$241,409	100.0%	$240,407	100.0%
Cost of sales (1)	165,152	68.4	163,131	67.9
Gross profit	76,257	31.6	77,276	32.1
Selling and administrative expense (2)	72,259	29.9	72,653	30.2
Operating income	3,998	1.7	4,623	1.9
Interest expense	429	0.2	412	0.1
Income before income taxes	3,569	1.5	4,211	1.8
Income taxes	1,445	0.6	1,633	0.7
Net income	$2,124	0.9%	$2,578	1.1%

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

Net Sales. Net sales increased by $1.0 million, or 0.4%, to $241.4 million in the second quarter ended July 3, 2016 from $240.4 million in the second quarter last year. The change in net sales reflected the following:

•

Net sales comparisons in the second quarter of fiscal 2016 were favorably impacted by a calendar shift from a 53-week year in fiscal 2015, which caused fiscal 2016 to begin one week later than fiscal 2015 and resulted in pre-Fourth of July holiday sales moving from the third quarter in fiscal 2015 to the second quarter in fiscal 2016, as well as a calendar shift of the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2015 to the first quarter in fiscal 2016. These calendar shifts favorably impacted net sales comparisons to the second quarter of fiscal 2015 by approximately $6.8 million.

•

Same store sales decreased by $4.2 million, or 1.7%, for the 13 weeks ended July 3, 2016, versus the comparable 13-week period in the prior year, which ended on July 5, 2015. Our lower same store sales reflected decreases in sales for our hardgoods and apparel categories, partially offset by an increase in sales for our footwear category. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period. Because same store sales comparisons are made on a comparable-week basis, same store sales comparisons were not materially impacted by the aforementioned calendar shifts.

•	A reduction in sales from stores closed or designated as closing was partially offset by added sales from new stores opened since March 29, 2015.
•

Our net sales for the second quarter of fiscal 2016 compared with the prior year were adversely impacted by a highly competitive and promotional retail environment, partially resulting from the previously-announced liquidation sales of certain major competitors.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in the second quarter of fiscal 2016 compared to the same period last year, partially reflecting an ongoing shift to more branded products.

Store count as of July 3, 2016 was 435 versus 439 as of June 28, 2015. We opened two new stores and closed one store in the 13 weeks ended July 3, 2016. We opened three new stores and closed one store, which was a relocation, in the 13 weeks ended June 28, 2015. For fiscal 2016, we anticipate opening between five and eight new stores and closing approximately ten stores.

Gross Profit. Gross profit decreased by $1.0 million, or 1.3%, to $76.3 million, or 31.6% of net sales, in the 13 weeks ended July 3, 2016, from $77.3 million, or 32.1% of net sales, in the 13 weeks ended June 28, 2015. The change in gross profit was primarily attributable to the following:

•

Distribution expense increased by $1.5 million, or an unfavorable 59 basis points, in the second quarter of fiscal 2016 compared to the prior year, resulting primarily from lower costs capitalized into inventory reflecting lower inventory levels, as well as higher employee labor and benefit-related expense, partially offset by lower trucking and fuel expense.

•	Store occupancy expense increased by $0.4 million, or an unfavorable 11 basis points, year over year in the second quarter of fiscal 2016 due primarily to lease renewals for existing stores.
•	Merchandise margins, which exclude buying, occupancy and distribution expense, remained even with the second quarter of last year.
•

Merchandise inventory reserves decreased by $0.4 million, or a favorable 18 basis points, year over year in the second quarter of fiscal 2016 due primarily to lower inventory levels in the current year.

•	Net sales increased $1.0 million, or 0.4%, compared with the second quarter of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.4 million to $72.3 million, or 29.9% of net sales, in the 13 weeks ended July 3, 2016 from $72.7 million, or 30.2% of net sales, in the second quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•

Administrative expense decreased by $0.8 million, primarily attributable to proxy contest costs of $1.1 million in the prior year, partially offset by higher employee labor and benefit-related expense in the current year.

•

Advertising expense for the second quarter of fiscal 2016 decreased by $0.2 million due primarily to lower newspaper advertising, which was partially offset by higher digital and other advertising programs.

•

Store-related expense, excluding occupancy, increased by $0.6 million due primarily to higher employee labor and benefit-related expense of $1.0 million, partially offset by lower store operating expense reflecting the reduction in store count. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases in California, where over fifty percent of our operations are located. California previously enacted a minimum wage rate increase from $8.00 to $10.00 per hour, which was implemented in two separate increments with the first increase of $1.00 per hour effective in July 2014 and the second increase of $1.00 per hour effective in January 2016. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022 with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the California minimum wage rate increase of $1.00 per hour effective in January 2016 caused our labor expense to increase by approximately $0.4 million for the second quarter of fiscal 2016.

Interest Expense. Interest expense remained flat at $0.4 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.

Income Taxes. The provision for income taxes was $1.4 million for the 13 weeks ended July 3, 2016 and $1.6 million for the 13 weeks ended June 28, 2015. The provision for income taxes for the second quarter of fiscal 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.2 million, partially offset by an increase in Work Opportunity Tax Credits (“WOTC”) compared to the prior year.

26 Weeks Ended July 3, 2016 Compared to 26 Weeks Ended June 28, 2015

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 3, 2016		June 28, 2015
	(In thousands, except percentages)
Net sales	$475,937	100.0%	$483,962	100.0%
Cost of sales (1)	328,715	69.1	330,002	68.2
Gross profit	147,222	30.9	153,960	31.8
Selling and administrative expense (2)	143,478	30.1	145,115	30.0
Operating income	3,744	0.8	8,845	1.8
Interest expense	881	0.2	815	0.2
Income before income taxes	2,863	0.6	8,030	1.6
Income taxes	1,858	0.4	3,138	0.6
Net income	$1,005	0.2%	$4,892	1.0%

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

Net Sales. Net sales decreased by $8.1 million, or 1.7%, to $475.9 million in the 26 weeks ended July 3, 2016 from $484.0 million in the first 26 weeks last year. The change in net sales reflected the following:

•

Same store sales decreased by $8.4 million, or 1.8%, for the 26 weeks ended July 3, 2016, versus the comparable 26-week period in the prior year, which ended on July 5, 2015. Our lower same store sales reflected a decrease in sales for our hardgoods category, partially offset by increases in sales for our footwear and apparel categories. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	A reduction in sales from stores closed or designated as closing was partially offset by added sales from new stores opened since December 28, 2014.
•

Net sales comparisons in the 26 weeks ended July 3, 2016 were favorably impacted by the calendar shift from a 53-week year in fiscal 2015, which caused fiscal 2016 to begin one week later than fiscal 2015 and resulted in pre-Fourth of July holiday sales moving from the third quarter in fiscal 2015 to the second quarter in fiscal 2016. These calendar shifts favorably impacted net sales comparisons to the first 26 weeks of the prior year by approximately $2.9 million. Because same store sales comparisons are made on a comparable-week basis, same store sales comparisons for the first half of fiscal 2016 were not materially impacted by the calendar shifts.

•

Our net sales for the 26 weeks ended July 3, 2016 compared with the prior year were adversely impacted by a highly competitive and promotional retail environment, partially resulting from the previously-announced liquidation sales of certain major competitors, as well as unfavorable weather conditions during the second half of the first quarter.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in the first half of fiscal 2016 compared to the same period last year, partially reflecting an ongoing shift to more branded products.

Store count as of July 3, 2016 was 435 versus 439 as of June 28, 2015. We opened two new stores and closed five stores, one of which was a relocation, in the 26 weeks ended July 3, 2016. We opened four new stores and closed four stores, two of which were relocations, in the 26 weeks ended June 28, 2015. For fiscal 2016, we anticipate opening between five and eight new stores and closing approximately ten stores.

Gross Profit. Gross profit decreased by $6.8 million, or 4.4%, to $147.2 million, or 30.9% of net sales, in the 26 weeks ended July 3, 2016, from $154.0 million, or 31.8% of net sales, in the 26 weeks ended June 28, 2015. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $8.1 million, or 1.7%, year over year in the first half of fiscal 2016.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 42 basis points versus the first half of last year, primarily reflecting increased promotional activities in response to the highly competitive environment, as well as increased clearance activities.

•

Distribution expense increased by $1.4 million, or an unfavorable 37 basis points, resulting primarily from lower costs capitalized into inventory reflecting lower inventory levels, as well as higher employee labor and benefit-related expense, partially offset by lower trucking and fuel expense.

•	Store occupancy expense increased by $0.4 million, or an unfavorable 24 basis points, year over year in the first half of fiscal 2016 due primarily to lease renewals for existing stores.
•	Merchandise inventory reserves decreased by $0.7 million, or a favorable 12 basis points, year over year in the first half of fiscal 2016 due primarily to lower inventory levels in the current year.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.6 million to $143.5 million, or 30.1% of net sales, in the 26 weeks ended July 3, 2016 from $145.1 million, or 30.0% of net sales, in the 26 weeks ended June 28, 2015. The change in selling and administrative expense was primarily attributable to the following:

•	Administrative expense decreased by $1.9 million, primarily attributable to proxy contest costs of $1.6 million and a legal settlement provision of $0.4 million in the prior year.
•

Advertising expense for the first half of fiscal 2016 decreased by $0.4 million due primarily to lower newspaper advertising, which was partially offset by higher digital and other advertising programs.

•

Store-related expense, excluding occupancy, increased by $0.6 million due primarily to higher employee labor and benefit-related expense of $1.2 million, partially offset by lower store operating expense reflecting the reduction in store count. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases in California, where over fifty percent of our operations are located. California previously enacted a minimum wage rate increase from $8.00 to $10.00 per hour, which was implemented in two separate increments with the first increase of $1.00 per hour effective in July 2014 and the second increase of $1.00 per hour effective in January 2016. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022 with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the California minimum wage rate increase of $1.00 per hour effective in January 2016 caused our labor expense to increase by approximately $0.8 million for the first half of fiscal 2016.

Interest Expense. Interest expense increased by $0.1 million in the 26 weeks ended July 3, 2016 compared to the 26 weeks ended June 28, 2015.

Income Taxes. The provision for income taxes was $1.9 million for the 26 weeks ended July 3, 2016 and $3.1 million for the 26 weeks ended June 28, 2015. The provision for income taxes for the 26 weeks ended July 3, 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.8 million, partially offset by an increase in WOTC compared to the prior year.

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

As of July 3, 2016, we had $8.1 million of cash compared with $6.8 million as of June 28, 2015. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	July 3, 2016	June 28, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$16,402	$8,532
Investing activities	(6,813)	(12,873)
Financing activities	(8,563)	(372)
Net increase (decrease) in cash	$1,026	$(4,713)

Operating Activities. Net cash provided by operating activities for the 26 weeks ended July 3, 2016 and June 28, 2015 was $16.4 million and $8.5 million, respectively. The increase in cash flow from operating activities for the 26 weeks ended July 3, 2016 compared to the same period last year primarily reflects reduced funding of merchandise inventory in the current year compared with the prior year, partially offset by an increase in prepaid expense related mainly to the prepayment of income taxes combined with the decrease in net income.

Investing Activities. Net cash used in investing activities for the 26 weeks ended July 3, 2016 and June 28, 2015 was $6.8 million and $12.9 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The decrease primarily reflects lower required investment in our distribution center and fewer store openings in fiscal 2016 compared to the prior year.

Financing Activities. Net cash used in financing activities for the 26 weeks ended July 3, 2016 and June 28, 2015 was $8.6 million and $0.4 million, respectively. In the first half of fiscal 2016, net cash was used primarily to fund dividend and debt payments, including checks outstanding. In the first half of fiscal 2015, net cash was used primarily to fund dividend payments and treasury stock repurchases, largely offset by increased net borrowings under our revolving credit facility.

As of July 3, 2016, we had revolving credit borrowings of $57.4 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $54.8 million and letter of credit commitments of $0.5 million outstanding as of January 3, 2016 and revolving credit borrowings of $70.5 million and letter of credit commitments of $0.5 million outstanding as of June 28, 2015.

In fiscal 2015 we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first half of fiscal 2016 we paid quarterly cash dividends of $0.125 per share of outstanding common stock, for an annual rate of $0.50 per share. In the third quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on September 15, 2016 to stockholders of record as of September 1, 2016.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first half of fiscal 2016, we repurchased 3,900 shares of common stock for $37,000. In the first half of fiscal 2015, we repurchased 96,273 shares of common stock for $1.2 million. Since the inception of our initial share repurchase program in May 2006 through July 3, 2016, we have repurchased a total of 2,534,507 shares for $32.1 million.

In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. This program replaces the previous share repurchase program, under which $2.9 million remained available for repurchases. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $82.1 million and $84.7 million as of July 3, 2016 and January 3, 2016, respectively.

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

Future Capital Requirements. We had cash on hand of $8.1 million as of July 3, 2016. We expect capital expenditures for fiscal 2016, excluding non-cash acquisitions, to range from approximately $15.0 million to $18.0 million, which is down from fiscal 2015, primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. The anticipated decrease in capital expenditures for fiscal 2016 compared to fiscal 2015 primarily reflects lower required investment in our distribution center to support overall growth. For fiscal 2016, we anticipate opening between five and eight new stores and closing approximately ten stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the third quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on September 15, 2016 to stockholders of record as of September 1, 2016.

In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Operating lease commitments consist principally of leases for our retail store facilities, distribution center, corporate office, information technology hardware and distribution center delivery tractors. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to the real estate leases, we generally intend to renegotiate those leases as they expire.

Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, capital lease obligations, borrowings under our Credit Facility and other liabilities.

Issued and outstanding letters of credit were $0.5 million as of July 3, 2016, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, is a discussion of our future obligations and commitments as of January 3, 2016. In the 26 weeks ended July 3, 2016, our revolving credit borrowings increased by $2.6 million from the end of fiscal 2015. We entered into new operating lease agreements in relation to our business operations during the 26 weeks ended July 3, 2016. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of January 3, 2016.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 3, 2016.

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

In fiscal 2015, and during the first half of fiscal 2016, the impact of inflation has been minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of July 3, 2016, our interest expense would change approximately $0.6 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of July 3, 2016.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 3, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: August 3, 2016	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 3, 2016	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)