Form 10-Q
period 2016-10-02
BIG 5 SPORTING GOODS Corp
filed 2016-11-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

There were 21,895,236 shares of common stock, with a par value of $0.01 per share outstanding as of October 26, 2016.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$5,479	$7,119
Accounts receivable, net of allowances of $40 and $61, respectively	8,934	14,180
Merchandise inventories, net	289,838	299,446
Prepaid expenses	9,895	12,185
Total current assets	314,146	332,930
Property and equipment, net	79,402	82,036
Deferred income taxes	21,676	23,402
Other assets, net of accumulated amortization of $1,376 and $1,244, respectively	2,259	2,228
Goodwill	4,433	4,433
Total assets	$421,916	$445,029
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,025	$89,961
Accrued expenses	63,776	69,524
Current portion of capital lease obligations	1,383	1,435
Total current liabilities	170,184	160,920
Deferred rent, less current portion	17,597	19,516
Capital lease obligations, less current portion	2,313	2,392
Long-term debt	22,875	54,846
Other long-term liabilities	9,755	8,524
Total liabilities	222,724	246,198
Commitments and contingencies
Stockholders' equity:
Common stock, 0.01 par value, authorized 50,000,000 shares; issued 24,666,552 and 24,562,799 shares, respectively; outstanding 21,894,836 and 21,917,982 shares, respectively	247	246
Additional paid-in capital	113,237	112,236
Retained earnings	119,967	118,998
Less: Treasury stock, at cost; 2,771,716 and 2,644,817 shares, respectively	(34,259)	(32,649)
Total stockholders' equity	199,192	198,831
Total liabilities and stockholders' equity	$421,916	$445,029

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$279,015	$270,130	$754,952	$754,092
Cost of sales	189,126	184,965	517,841	514,967
Gross profit	89,889	85,165	237,111	239,125
Selling and administrative expense	76,296	74,870	219,774	219,985
Operating income	13,593	10,295	17,337	19,140
Interest expense	323	438	1,204	1,253
Income before income taxes	13,270	9,857	16,133	17,887
Income taxes	5,083	3,727	6,941	6,865
Net income	$8,187	$6,130	$9,192	$11,022
Earnings per share:
Basic	$0.38	$0.28	$0.43	$0.51
Diluted	$0.38	$0.28	$0.42	$0.50
Dividends per share	$0.125	$0.10	$0.375	$0.30
Weighted-average shares of common stock outstanding:
Basic	21,593	21,730	21,607	21,791
Diluted	21,732	21,850	21,790	21,977

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 28, 2014	22,180,458	$245	$110,707	$112,521	$(28,469)	$195,004
Net income	—	—	—	11,022	—	11,022
Dividends on common stock ($0.30 per share)	—	—	—	(6,628)	—	(6,628)
Issuance of nonvested share awards	152,140	2	(2)	—	—	—
Exercise of share option awards	12,875	—	83	—	—	83
Share-based compensation	—	—	1,599	—	—	1,599
Tax deficiency from share-based awards activity	—	—	(124)	—	—	(124)
Forfeiture of nonvested share awards	(6,355)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(278,242)	—	—	—	(3,195)	(3,195)
Balance as of September 27, 2015	22,008,255	$246	$111,579	$116,915	$(31,664)	$197,076

Balance as of January 3, 2016	21,917,982	$246	$112,236	$118,998	$(32,649)	$198,831
Net income	—	—	—	9,192	—	9,192
Dividends on common stock ($0.375 per share)	—	—	—	(8,223)	—	(8,223)
Issuance of nonvested share awards	166,980	2	(2)	—	—	—
Exercise of share option awards	6,225	—	47	—	—	47
Share-based compensation	—	—	1,790	—	—	1,790
Tax deficiency from share-based awards activity	—	—	(222)	—	—	(222)
Forfeiture of nonvested share awards	(15,770)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,682)	(1)	(612)	—	—	(613)
Purchases of treasury stock	(126,899)	—	—	—	(1,610)	(1,610)
Balance as of October 2, 2016	21,894,836	$247	$113,237	$119,967	$(34,259)	$199,192

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$9,192	$11,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,289	16,222
Share-based compensation	1,790	1,599
Excess tax benefit related to share-based awards	(57)	(110)
Amortization of debt issuance costs	132	132
Deferred income taxes	1,726	(2,109)
Changes in operating assets and liabilities:
Accounts receivable, net	5,246	7,020
Merchandise inventories, net	9,608	(8,271)
Prepaid expenses and other assets	2,127	3,410
Accounts payable	17,772	1,991
Accrued expenses and other long-term liabilities	(6,788)	(5,564)
Net cash provided by operating activities	55,037	25,342

Cash flows from investing activities:
Purchases of property and equipment	(10,215)	(18,002)
Net cash used in investing activities	(10,215)	(18,002)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	142,678	132,065
Principal payments under revolving credit facility	(174,649)	(133,119)
Changes in book overdraft	(3,018)	(420)
Principal payments under capital lease obligations	(1,125)	(1,202)
Proceeds from exercise of share option awards	47	83
Excess tax benefit related to share-based awards	57	110
Purchases of treasury stock	(1,610)	(3,195)
Tax withholding payments for share-based compensation	(613)	(685)
Dividends paid	(8,229)	(6,649)
Net cash used in financing activities	(46,462)	(13,012)

Net decrease in cash	(1,640)	(5,672)

Cash at beginning of period	7,119	11,503

Cash at end of period	$5,479	$5,831

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,014	$2,960
Property and equipment additions unpaid	$2,211	$4,635

Supplemental disclosures of cash flow information:
Interest paid	$1,069	$1,137
Income taxes paid	$555	$3,160

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform as of October 2, 2016. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100% owned subsidiary, and Big 5 Services Corp., which is a 100% owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Recently Adopted Accounting Updates

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which amends Subtopic 835-30 to allow an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The effective date of ASU No. 2015-03 was unaffected by the issuance of ASU No. 2015-15. The adoption of ASU No. 2015-03 and ASU No. 2015-15 had no impact on the Company’s consolidated financial statements as the Company continues to classify debt issuance costs related to its line-of-credit arrangement in other assets.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the customer should account for the fees related to the software license element in a manner consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. This ASU permits either retrospective or prospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU No. 2015-05 prospectively during the first quarter of fiscal 2016, and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early-adopt ASU No. 2015-17 during the first quarter of fiscal 2016 and retrospectively apply the presentation. Accordingly, deferred income tax assets in the amount of $11.1 million, which were previously classified as current assets as of January 3, 2016, were reclassified to non-current deferred income tax assets on the Company's consolidated balance sheet to conform to current year presentation.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company does not sell gift cards that carry expiration dates. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2016). The Company recognized approximately $112,000 and $337,000 in gift card breakage revenue for the 13 and 39 weeks ended October 2, 2016, respectively, compared to approximately $112,000 and $335,000 in gift card breakage revenue for the 13 and 39 weeks ended September 27, 2015, respectively. The Company had outstanding gift card liabilities of $3.9 million and $4.9 million as of October 2, 2016 and January 3, 2016, respectively, which are included in accrued expenses.

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

The Company recognized no impairment charges in the first 39 weeks of fiscal 2015 or 2016.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)	Store Closing Costs

The Company closed five underperforming stores in the third quarter of fiscal 2016, which will not be relocated. The store closing costs primarily include lease termination costs for leases that expire in fiscal years 2017 through 2019. The following table summarizes the activity for the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at January 3, 2016	$—	$—	$—	$—
Store closing costs	61	1,024	114	1,199
Payments	(61)	(78)	(114)	(253)
Balance at October 2, 2016	$—	$946	$—	$946

The Company recorded $1.2 million of expense related to the closure of these underperforming stores in the 39 weeks ended October 2, 2016. This expense is reflected as part of selling and administrative expense in the accompanying interim unaudited condensed consolidated statement of operations.

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

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	October 2, 2016	January 3, 2016
	(In thousands)
Payroll and related expense	$21,923	$24,090
Occupancy expense	11,807	10,693
Sales tax	8,227	11,307
Other	21,819	23,434
Accrued expenses	$63,776	$69,524

(6)	Long-Term Debt

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

As of October 2, 2016, the Company had long-term revolving credit borrowings of $22.9 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $54.8 million and letter of credit commitments of $0.5 million as of January 3, 2016. Total remaining borrowing availability, after subtracting letters of credit, was $116.6 million and $84.7 million as of October 2, 2016 and January 3, 2016, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of October 2, 2016 and January 3, 2016, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2013 and after, and state and local income tax returns are open for fiscal years 2011 and after.

The provision for income taxes for the 39 weeks ended October 2, 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.8 million, respectively, partially offset by an increase in Work Opportunity Tax Credits.

As of October 2, 2016 and January 3, 2016, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of October 2, 2016 and January 3, 2016, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands, except per share data)
Net income	$8,187	$6,130	$9,192	$11,022
Weighted-average shares of common stock outstanding:
Basic	21,593	21,730	21,607	21,791
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	139	120	183	186
Diluted	21,732	21,850	21,790	21,977
Basic earnings per share	$0.38	$0.28	$0.43	$0.51
Diluted earnings per share	$0.38	$0.28	$0.42	$0.50

The computation of diluted earnings per share for the 13 weeks ended October 2, 2016, the 39 weeks ended October 2, 2016, the 13 weeks ended September 27, 2015 and the 39 weeks ended September 27, 2015 excludes share option awards in the amounts of 153,987, 239,280, 496,716 and 491,227, respectively, that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Additionally, the computation of diluted earnings per share for the 13 weeks ended October 2, 2016 and the 13 weeks ended September 27, 2015 excludes nonvested share awards and nonvested share unit awards in the amounts of 2,052 and 9,000 shares, respectively, that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards or nonvested share unit awards were antidilutive for the 39 weeks ended October 2, 2016 and September 27, 2015.

(9)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated on April 19, 2016 (the “Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.8 million in share-based compensation expense for the 13 and 39 weeks ended October 2, 2016, respectively, compared to $0.6 million and $1.6 million in share-based compensation expense for the 13 and 39 weeks ended September 27, 2015, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the 39 weeks ended October 2, 2016. In the 39 weeks ended September 27, 2015, the Company granted 20,000 share option awards, and the weighted-average grant-date fair value for such share option awards was $6.02.

As of October 2, 2016, there was $0.1 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.0 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the 39 weeks ended October 2, 2016 and September 27, 2015 was $1.6 million and $1.7 million, respectively. The total fair value of nonvested share unit awards which vested during the 39 weeks ended October 2, 2016 and September 27, 2015 was $0.5 million and $0.1 million, respectively.

The Company granted 166,980 and 152,140 nonvested share awards in the 39 weeks ended October 2, 2016 and September 27, 2015, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the 39 weeks ended October 2, 2016 and September 27, 2015 was $11.35 and $13.06, respectively.

The Company granted 25,200 and 25,200 nonvested share unit awards in the 39 weeks ended October 2, 2016 and September 27, 2015, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the 39 weeks ended October 2, 2016 and September 27, 2015 was $8.87 and $14.67, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

The following table details the Company’s nonvested share awards activity for the 39 weeks ended October 2, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
Balance as of January 3, 2016	348,490	$13.63
Granted	166,980	11.35
Vested	(138,480)	12.91
Forfeited	(15,770)	13.15
Balance as of October 2, 2016	361,220	$12.87

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the 39 weeks ended October 2, 2016, the Company withheld 53,682 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of October 2, 2016, there was $3.5 million and $0.2 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.5 years and 0.9 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

In the fourth quarter of fiscal 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on December 15, 2016 to stockholders of record as of December 1, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of October 2, 2016, and the related condensed consolidated statements of operations for the 13 and 39 weeks ended October 2, 2016 and September 27, 2015, and of stockholders’ equity and cash flows for the 39 weeks ended October 2, 2016 and September 27, 2015. These interim financial statements are the responsibility of the Company’s management.

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

November 2, 2016

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

Overview

We are a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of October 2, 2016. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the third quarter of fiscal 2016 increased compared to the third quarter of fiscal 2015 primarily due to the favorable impact of higher net sales and improved merchandise margins, partially offset by higher selling and administrative expense. Net sales for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 benefited from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. Our net sales comparisons to the prior year also reflect the unfavorable impact of a calendar shift from a 53-week year in fiscal 2015, which caused fiscal 2016 to begin one week later than fiscal 2015 and resulted in pre-Fourth of July holiday sales moving from the third quarter in fiscal 2015 to the second quarter in fiscal 2016.

Our same store sales increased 6.8% for the 13 weeks ended October 2, 2016, versus the comparable 13-week period in the prior year, which ended on October 4, 2015. Our same store sales comparisons to the prior year do not reflect the calendar shift from a 53-week year in fiscal 2015 because we report same store sales on a comparable week basis. In addition, same store sales comparisons exclude sales from stores closed during the comparable periods. For the third quarter of fiscal 2016, same store sales comparisons increased for all major merchandise categories of hardgoods, footwear and apparel.

•

Net sales for the third quarter of fiscal 2016 increased 3.3% to $279.0 million compared to $270.1 million for the third quarter of fiscal 2015. The increase in net sales was primarily attributable to an increase in same store sales and added sales from new stores opened since June 28, 2015, partially offset by the unfavorable impact of a calendar shift from a 53-week year in fiscal 2015 and a reduction in sales from closed stores. Same store sales benefited from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016.

•

Net income for the third quarter of fiscal 2016 was $8.2 million, or $0.38 per diluted share, compared to net income of $6.1 million, or $0.28 per diluted share, for the third quarter of fiscal 2015. The higher net income was driven primarily by increased gross profit resulting from higher net sales and improved merchandise margins, partially offset by higher selling and administrative expense.

•

Gross profit for the third quarter of fiscal 2016 represented 32.2% of net sales, compared with 31.5% in the third quarter of the prior year. The increase in gross profit margin resulted mainly from higher merchandise margins and lower store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for the third quarter of fiscal 2016 increased 1.9% to $76.3 million, or 27.3% of net sales, compared to $74.9 million, or 27.7% of net sales, for the third quarter of fiscal 2015. The increase in selling and administrative expense was primarily attributable to store closing costs in the third quarter of fiscal 2016.

•	Operating cash flow provided in the 39 weeks ended October 2, 2016 increased to $55.0 million from $25.3 million in the 39 weeks ended September 27, 2015.
•	Capital expenditures for the 39 weeks ended October 2, 2016 decreased to $10.2 million from $18.0 million for the 39 weeks ended September 27, 2015.

•	The balance under our revolving credit facility was $22.9 million as of October 2, 2016, compared with $65.3 million as of September 27, 2015 and $54.8 million as of January 3, 2016.
•	We paid cash dividends in the 39 weeks ended October 2, 2016 of $8.2 million, or $0.375 per share, compared with $6.6 million, or $0.30 per share, in the 39 weeks ended September 27, 2015.
•	We repurchased 126,899 shares of common stock for $1.6 million in the 39 weeks ended October 2, 2016.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended October 2, 2016 Compared to 13 Weeks Ended September 27, 2015

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	October 2, 2016		September 27, 2015
	(In thousands, except percentages)
Net sales	$279,015	100.0%	$270,130	100.0%
Cost of sales (1)	189,126	67.8	184,965	68.5
Gross profit	89,889	32.2	85,165	31.5
Selling and administrative expense (2)	76,296	27.3	74,870	27.7
Operating income	13,593	4.9	10,295	3.8
Interest expense	323	0.1	438	0.2
Income before income taxes	13,270	4.8	9,857	3.6
Income taxes	5,083	1.8	3,727	1.4
Net income	$8,187	3.0%	$6,130	2.2%

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

Net Sales. Net sales increased by $8.9 million, or 3.3%, to $279.0 million in the third quarter ended October 2, 2016 from $270.1 million in the third quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $17.5 million, or 6.8%, for the 13 weeks ended October 2, 2016, versus the comparable 13-week period in the prior year, which ended on October 4, 2015. Our higher same store sales reflected the benefit from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, which contributed to increased sales across all of our major merchandise categories. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•

Net sales comparisons in the third quarter of fiscal 2016 were unfavorably impacted by a calendar shift from a 53-week year in fiscal 2015, which caused fiscal 2016 to begin one week later than fiscal 2015 and resulted in pre-Fourth of July holiday sales moving from the third quarter in fiscal 2015 to the second quarter in fiscal 2016. This calendar shift unfavorably impacted net sales comparisons to the third quarter of fiscal 2015 by approximately $8.9 million. Because same store sales comparisons are made on a comparable-week basis, same store sales comparisons were not materially impacted by this calendar shift.

•	A reduction in sales from closed stores was largely offset by added sales from new stores opened since June 28, 2015.
•

We experienced increased customer transactions that reflected the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. We also achieved a higher average sale per transaction in the third quarter of fiscal 2016 compared to the same period last year that reflected an ongoing shift to more branded products along with a change in our sales mix.

Store count as of October 2, 2016 was 432 versus 439 as of September 27, 2015. We opened two new stores and closed five stores in the 13 weeks ended October 2, 2016. We opened one new store and closed one store in the 13 weeks ended September 27, 2015. For fiscal 2016, we anticipate opening five new stores and closing eleven stores.

Gross Profit. Gross profit increased by $4.7 million, or 5.5%, to $89.9 million, or 32.2% of net sales, in the 13 weeks ended October 2, 2016, from $85.2 million, or 31.5% of net sales, in the 13 weeks ended September 27, 2015. The change in gross profit was primarily attributable to the following:

•	Net sales increased $8.9 million, or 3.3%, compared with the third quarter of last year.
•	Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 39 basis points compared with the third quarter of last year.
•

Distribution expense increased by $0.6 million, or an unfavorable five basis points, in the third quarter of fiscal 2016 compared to the prior year, resulting primarily from lower costs capitalized into inventory reflecting lower inventory levels, as well as higher employee labor and benefit-related expense, partially offset by lower trucking and fuel expense.

•

Store occupancy expense increased by $0.2 million year over year in the third quarter of fiscal 2016 due primarily to lease renewals for existing stores. Store occupancy expense as a percentage of sales decreased by a favorable 20 basis points.

Selling and Administrative Expense. Selling and administrative expense increased by $1.4 million to $76.3 million, or 27.3% of net sales, in the 13 weeks ended October 2, 2016 from $74.9 million, or 27.7% of net sales, in the third quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Administrative expense increased by $1.6 million, primarily attributable to a pre-tax charge of $1.1 million related to store closing costs in the third quarter of fiscal 2016.
•

Store-related expense, excluding occupancy, increased by $0.4 million due primarily to higher employee labor and benefit-related expense and expense related to information technology services, partially offset by lower store operating expense reflecting the reduction in store count. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases in California, where over fifty percent of our store operations are located. California previously enacted a minimum wage rate increase from $8.00 to $10.00 per hour, which was implemented in two separate increments with the first increase of $1.00 per hour effective in July 2014 and the second increase of $1.00 per hour effective in January 2016. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022 with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the California minimum wage rate increase of $1.00 per hour effective in January 2016 caused our labor expense to increase by approximately $0.4 million for the third quarter of fiscal 2016.

•

Advertising expense for the third quarter of fiscal 2016 decreased by $0.6 million due primarily to lower newspaper advertising, which was partially offset by higher digital and other advertising programs.

Interest Expense. Interest expense decreased by $0.1 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

Income Taxes. The provision for income taxes was $5.1 million for the 13 weeks ended October 2, 2016 and $3.7 million for the 13 weeks ended September 27, 2015, primarily as a result of higher pre-tax income in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

39 Weeks Ended October 2, 2016 Compared to 39 Weeks Ended September 27, 2015

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	October 2, 2016		September 27, 2015
	(In thousands, except percentages)
Net sales	$754,952	100.0%	$754,092	100.0%
Cost of sales (1)	517,841	68.6	514,967	68.3
Gross profit	237,111	31.4	239,125	31.7
Selling and administrative expense (2)	219,774	29.1	219,985	29.2
Operating income	17,337	2.3	19,140	2.5
Interest expense	1,204	0.2	1,253	0.1
Income before income taxes	16,133	2.1	17,887	2.4
Income taxes	6,941	0.9	6,865	0.9
Net income	$9,192	1.2%	$11,022	1.5%

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

Net Sales. Net sales increased by $0.9 million, or 0.1%, to $755.0 million in the 39 weeks ended October 2, 2016 from $754.1 million in the first 39 weeks last year. The change in net sales reflected the following:

•

Same store sales increased by $8.9 million, or 1.2%, for the 39 weeks ended October 2, 2016, versus the comparable 39-week period in the prior year, which ended on October 4, 2015. Our higher same store sales reflected the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. Same store sales for our footwear and apparel categories increased year over year, partially offset by a slight decrease in same store sales for our hardgoods category. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period.

•	A reduction in sales from closed stores was largely offset by added sales from new stores opened since December 28, 2014.
•

Net sales comparisons for the 39 weeks ended October 2, 2016 were unfavorably impacted by a calendar shift from a 53-week year in fiscal 2015, which caused fiscal 2016 to begin one week later than fiscal 2015. This calendar shift unfavorably impacted net sales comparisons to the first 39 weeks of the prior year by approximately $6.0 million. Because same store sales comparisons are made on a comparable-week basis, same store sales comparisons in fiscal 2016 were not materially impacted by this calendar shift.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in the 39 weeks ended October 2, 2016 compared to the same period last year, reflecting an ongoing shift to more branded products as well as a change in our sales mix.

Store count as of October 2, 2016 was 432 versus 439 as of September 27, 2015. We opened four new stores and closed ten stores, one of which was a relocation, in the 39 weeks ended October 2, 2016. We opened five new stores and closed five stores, two of which were relocations, in the 39 weeks ended September 27, 2015. For fiscal 2016, we anticipate opening five new stores and closing eleven stores.

Gross Profit. Gross profit decreased by $2.0 million, or 0.8%, to $237.1 million, or 31.4% of net sales, in the 39 weeks ended October 2, 2016, from $239.1 million, or 31.7% of net sales, in the 39 weeks ended September 27, 2015. The change in gross profit was primarily attributable to the following:

•

Distribution expense increased by $2.0 million, or an unfavorable 27 basis points, resulting primarily from lower costs capitalized into inventory reflecting lower inventory levels, as well as higher employee labor and benefit-related expense, partially offset by lower trucking and fuel expense.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 13 basis points versus the 39 weeks ended September 27, 2015, primarily reflecting increased promotional activities in response to a highly competitive environment that related to the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, as well as increased clearance activities.

•	Store occupancy expense increased by $0.6 million, or an unfavorable seven basis points, year over year in the 39 weeks ended October 2, 2016, due primarily to lease renewals for existing stores.
•	Net sales increased by $0.9 million, or 0.1%, year over year in the 39 weeks ended October 2, 2016.
•

Merchandise inventory reserves decreased by $1.2 million, or a favorable 16 basis points, year over year in the 39 weeks ended October 2, 2016, due primarily to lower inventory levels in the current year.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.2 million to $219.8 million, or 29.1% of net sales, in the 39 weeks ended October 2, 2016 from $220.0 million, or 29.2% of net sales, in the 39 weeks ended September 27, 2015. The change in selling and administrative expense was primarily attributable to the following:

•

Advertising expense for the 39 weeks ended October 2, 2016 decreased by $0.9 million due primarily to lower newspaper advertising, which was partially offset by higher digital and other advertising programs.

•

Administrative expense decreased by $0.3 million, primarily attributable to proxy contest costs of $1.6 million and a legal settlement provision of $0.4 million in the prior year, offset by store closing costs of $1.2 million and higher labor and employee benefit-related expense in the current year.

•

Store-related expense, excluding occupancy, increased by $1.0 million due primarily to higher employee labor and benefit-related expense of $1.5 million, partially offset by lower store operating expense reflecting the reduction in store count. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases in California, where over fifty percent of our store operations are located. California previously enacted a minimum wage rate increase from $8.00 to $10.00 per hour, which was implemented in two separate increments with the first increase of $1.00 per hour effective in July 2014 and the second increase of $1.00 per hour effective in January 2016. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022 with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the California minimum wage rate increase of $1.00 per hour effective in January 2016 caused our labor expense to increase by approximately $1.2 million for the 39 weeks ended October 2, 2016.

Interest Expense. Interest expense decreased by $0.1 million in the 39 weeks ended October 2, 2016 compared to the 39 weeks ended September 27, 2015.

Income Taxes. The provision for income taxes was $6.9 million for the 39 weeks ended October 2, 2016 and $6.9 million for the 39 weeks ended September 27, 2015. The provision for income taxes for the 39 weeks ended October 2, 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.8 million, partially offset by an increase in Work Opportunity Tax Credits compared to the prior year.

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

As of October 2, 2016, we had $5.5 million of cash compared with $5.8 million as of September 27, 2015. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	October 2, 2016	September 27, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$55,037	$25,342
Investing activities	(10,215)	(18,002)
Financing activities	(46,462)	(13,012)
Net decrease in cash	$(1,640)	$(5,672)

Operating Activities. Net cash provided by operating activities for the 39 weeks ended October 2, 2016 and September 27, 2015 was $55.0 million and $25.3 million, respectively. The increase in cash flow from operating activities for the 39 weeks ended October 2, 2016 compared to the same period last year primarily reflects a decrease of merchandise inventory in the current year compared with an increase of merchandise inventory in the prior year, combined with an increase in accounts payable in the current year to support increased sales levels and to replenish winter-related merchandise after a healthy sell-down last season.

Investing Activities. Net cash used in investing activities for the 39 weeks ended October 2, 2016 and September 27, 2015 was $10.2 million and $18.0 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The decrease primarily reflects lower required investment in our distribution center and fewer store openings in fiscal 2016 compared to the prior year.

Financing Activities. Net cash used in financing activities for the 39 weeks ended October 2, 2016 and September 27, 2015 was $46.5 million and $13.0 million, respectively. In the 39 weeks ended October 2, 2016, net cash was used primarily to fund debt payments, including outstanding checks, dividend payments and treasury stock repurchases. In the 39 weeks ended September 27, 2015, net cash was used primarily to fund dividend payments, treasury stock repurchases and debt payments.

As of October 2, 2016, we had revolving credit borrowings of $22.9 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $54.8 million and letter of credit commitments of $0.5 million outstanding as of January 3, 2016 and revolving credit borrowings of $65.3 million and letter of credit commitments of $0.5 million outstanding as of September 27, 2015.

In fiscal 2015 we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first nine months of fiscal 2016 we paid quarterly cash dividends of $0.125 per share of outstanding common stock. In the fourth quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on December 15, 2016 to stockholders of record as of December 1, 2016.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. This program replaces the previous share repurchase program, under which $2.9 million remained available for repurchases. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. In the first nine months of fiscal 2016, we repurchased 126,899 shares of common stock for $1.6 million. In the first nine months of fiscal 2015, we repurchased 278,242 shares of common stock for $3.2 million. Since the inception of our initial share repurchase program in May 2006 through October 2, 2016, we have repurchased a total of 2,657,506 shares for $33.7 million, leaving a total of $23.4 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $116.6 million and $84.7 million as of October 2, 2016 and January 3, 2016, respectively.

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

Future Capital Requirements. We had cash on hand of $5.5 million as of October 2, 2016. We expect capital expenditures for fiscal 2016, excluding non-cash acquisitions, to range from approximately $14.0 million to $16.0 million, which is down from fiscal 2015, primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. The anticipated decrease in capital expenditures for fiscal 2016 compared to fiscal 2015 primarily reflects lower required investment in our distribution center to support overall growth. For fiscal 2016, we anticipate opening five new stores and closing eleven stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the fourth quarter of fiscal 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on December 15, 2016 to stockholders of record as of December 1, 2016.

In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. As of October 2, 2016, we had $23.4 million remaining available under the current share repurchase program.

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

Issued and outstanding letters of credit were $0.5 million as of October 2, 2016, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, is a discussion of our future obligations and commitments as of January 3, 2016. In the 39 weeks ended October 2, 2016, our revolving credit borrowings decreased by $32.0 million from the end of fiscal 2015. We entered into new operating lease agreements in relation to our business operations during the 39 weeks ended October 2, 2016. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of January 3, 2016.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended October 2, 2016.

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

In fiscal 2015, and during the first nine months of fiscal 2016, the impact of inflation has been minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of October 2, 2016, our interest expense would change approximately $0.2 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of October 2, 2016.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. We are evolving our product mix to include more branded merchandise, which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur then our merchandise margins will decline, which will adversely impact our operating results. All of our stores are located in the United States, and all imported merchandise is purchased in U.S. dollars. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 2, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended October 2, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES (1)(2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(3)
July 4 – July 31	—	$—	—	$2,887,000
August 1 – August 28	96,799	$12.82	96,799	$23,759,000
August 29 – October 2	26,200	$12.63	26,200	$23,428,000
Total	122,999		122,999	$23,428,000

(1)       As announced on August 2, 2016, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. This program replaces the Company’s previous share repurchase program, under which $2.9 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s new share repurchase program. Under the current authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through October 2, 2016, the Company has repurchased a total of 2,657,506 shares for $33.7 million, leaving a total of $23.4 million available for share repurchases under the current share repurchase program.

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

(3)      This amount reflects the dollar value of shares remaining available to repurchase under previously announced plans. For the period of July 4 through July 31, the amount shown reflects the remaining availability under the Company’s previous share repurchase program, which was replaced on August 2, 2016.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 2, 2016	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 2, 2016	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)