Form 10-K
period 2017-01-01
BIG 5 SPORTING GOODS Corp
filed 2017-03-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $123,590,181 as of July 3, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 1, 2016.  Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 22,025,933 shares of common stock outstanding at February 22, 2017.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2017 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our Company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, changes in laws or regulations, including those related to tariffs and duties, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of January 1, 2017. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  In the fourth quarter of fiscal 2014, we launched our e-commerce platform to also offer selected products online. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 62-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise.  Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing programs designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Robert W. Miller co-founded our company in 1955 with the establishment of five retail locations in California. We sold World War II surplus items until 1963, when we began focusing exclusively on sporting goods and changed our trade name to “Big 5 Sporting Goods.” In 1971, we were acquired by Thrifty Corporation, which was subsequently purchased by Pacific Enterprises.  In 1992, management bought our company in conjunction with Green Equity Investors, L.P., an affiliate of Leonard Green & Partners, L.P.  In 1997, Robert W. Miller, Steven G. Miller and Green Equity Investors, L.P. recapitalized our company so that the majority of our common stock would be owned by our management and employees. In 2002, we completed an initial public offering of our common stock and became a publicly-traded company.

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations, store development and overall cost management have enabled us to historically generate profitable growth.  We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience,” of this Annual Report on Form 10-K. In fiscal 2016, we generated net sales of $1,021.2 million, operating income of $29.5 million, net income of $16.9 million and diluted earnings per share of $0.77.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising.  Over the past five fiscal years, we have opened 57 stores including relocations, an average of 11 new stores annually, of which 47% were in California. In fiscal 2016, we continued to slow our store openings as we maintained a cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets. The following table illustrates the results of our expansion program during the periods indicated:

Year	California	Other Markets	Total	Stores Relocated	Stores Closed	Number of Stores at Period End
2012	4	10	14	(2)	(4)	414
2013	8	9	17	(2)	—	429
2014	9	7	16	(4)	(2)	439
2015	3	2	5	(3)	(3)	438
2016	3	2	5	(1)	(10)	432

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

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 1, 2017:

	Number of Employees	Average Number of Years With Us
Executive Management	9	28
Vice Presidents	8	28
Buyers	24	17
Store District / Regional Supervisors	51	24
Store Managers	432	12

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

Through our 62 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer. We have not made wholesale changes to our model, but rather have adjusted the model in an effort to broaden both our product offering and customer base. We have selectively refined our purchase strategy for certain product categories, and have expanded our assortment of branded products and introduced new products, some at higher price points, in an effort to better appeal to those consumers who might be in a position to engage in more discretionary spending in the current economic environment.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales:

	Fiscal Year
	2016	2015	2014	2013	2012
Soft goods
Athletic and sport apparel	19.7%	19.4%	18.6%	17.6%	16.3%
Athletic and sport footwear	28.2	28.4	28.2	27.8	28.9
Total soft goods	47.9	47.8	46.8	45.4	45.2
Hard goods	52.1	52.2	53.2	54.6	54.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

We purchase our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers.  Below is a selection of some of the brands we carry:

adidas	Coleman	Footjoy	JanSport	Rawlings	Spalding
Asics	Columbia	Franklin	Lifetime	Razor	Speedo
Bearpaw	Crocs	Gildan	Mizuno	Rollerblade	Timex
Bushnell	Crosman	Head	Mossberg	Russell Athletic	Titleist
Callaway	Dickies	Heelys	Mueller Sports Medicine	Saucony	Under Armour
Camp Chef	Easton	Hillerich & Bradsby	New Balance	Shimano	Wilson
Carhartt	Everlast	Icon (Proform)	Nike	Skechers	Winchester
Casio	Fila	Impex

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

In order to complement our branded product offerings, we offer a variety of private label merchandise, which represents approximately 2% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the potential to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Golden Bear, Harsh, Pacifica and Rugged Exposure, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2017 to 2026. Our licensed trademarks include Beach Feet, Bearpaw, Body Glove, Morrow and The Realm. One of the license agreements for these trademarks expires in 2018 and the other license agreements renew automatically on an annual basis unless terminated by either party upon prior written notice. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

Seasonality influences our buying patterns and we purchase merchandise for seasonal activities in advance of a season and we supplement our merchandise assortment as necessary and when possible during the season. We tailor our merchandise selection on a store-by-store basis in an effort to satisfy each region’s specific needs and seasonal buying habits. In the fourth fiscal quarter we normally experience higher inventory purchase volumes in anticipation of the winter and holiday selling season.

Our buyers, who average 17 years of experience with us, work in collaboration with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, business intelligence analytics, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised predominantly through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of approximately 13.4 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. For non-subscribers of newspapers, we provide our print advertisements through carrier delivery and direct mail. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

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

We have developed a strong cause marketing platform through our 17-year support of the March of Dimes annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor.

We offer a league loyalty program that provides youth-league organizations the ability to earn cash rebates and team discounts through their supporters’ purchases at our stores.

Vendor Relationships

We have developed strong vendor relationships over the past 62 years. We currently purchase merchandise from over 700 vendors. In fiscal 2016, only one vendor represented greater than 5% of total purchases, at 10.0%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Information Technology Systems

We have fully integrated information technology (“IT”) systems that support critical business functions, such as sales reporting, inventory management and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. We manage IT solutions for e-commerce, email and networks that connect our employees to appropriate technology solutions and tools. This includes connecting our stores via a managed wide area network (“WAN”) connection for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as providing access to valuable tools such as collaboration, online training, workforce management, online hiring, Company website functions and corporate communications. Our separate disaster recovery facility and solutions provide redundant networks and applications to be used in the event of an emergency or unplanned outage. We believe our IT systems are effectively supporting our current operations and continue to provide a foundation for future growth and new business initiatives.

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

In November 2015, we commenced operations at an additional 171,000 square foot distribution space adjacent to our distribution center in Riverside, California that enabled us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options.

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

Industry and Competition

The retail market for sporting goods is highly competitive.  In general, competition tends to fall into the following five basic categories:

Sporting Goods Superstores. Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations.  These stores emphasize high volume sales and a large number of stock-keeping units.  Examples include Academy Sports & Outdoors and Dick’s Sporting Goods.

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

Specialty Sporting Goods Stores. Specialty sporting goods retailers are stores that typically carry a wide assortment of one specific product category or brand, such as athletic shoes, golf, or outdoor equipment. Examples of these retailers include Bass Pro Shops, Cabela’s, Foot Locker, Gander Mountain and REI. This category also includes pro shops that often are single-store operations.

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

In competing with the retailers discussed above, we focus on what we believe are the primary factors of competition in the sporting goods retail industry, including breadth, depth, price and quality of merchandise offered; advertising; purchasing and pricing policies; experienced and knowledgeable personnel; customer service; effective sales techniques; direct involvement of senior officers in monitoring store operations; enterprise-level IT systems and store location and format.

Employees

As of January 1, 2017, we had approximately 9,000 active full and part-time employees. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 450 hourly employees in our distribution center and select stores. In October 2012, we negotiated a five-year contract with Local 986 for our distribution center bargaining unit employees, and in November 2012, we negotiated a five-year contract with Local 986 for our store bargaining unit employees. Both contracts were retroactive to September 1, 2012 and expire on August 31, 2017. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We utilize an automated Learning Management System (“LMS”) and have produced comprehensive training that can be expressly tailored for each store and corporate position. Our LMS allows us to rapidly convey and track the dissemination of important information as it develops, such as product merchandising strategies, policy changes, safety rules, cash handling procedures, systems resolution and utilization, loss prevention updates and inventory control guidelines. All new store employees are assigned introductory LMS learning material as well as provided with a live orientation highlighting basic policies and responsibilities and our expectation that each employee strives to deliver excellence in customer service, product knowledge and salesmanship. New full-time store salespeople, cashiers and manager trainees receive supplementary training and evaluations specific to their job responsibilities and their ongoing development. The versatility of the LMS provides us with the ability to track and monitor many different types of training and the flexibility we need to deliver our message to widely dispersed personnel within the structure of our on-the-go work environment. Our employee training programs include self-directed online courses, live webinars, production of soft and hard reference materials, one-on-one training, hands-on training and progressive developmental training. In the stores, manager trainees are expected to complete a progressive series of outlines and evaluations in order to be considered for each successive level of advancement. Experienced store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment and discrimination prevention and loss prevention. Our overall training strategy and LMS enable us to efficiently manage, monitor, assign and report employee training results online and in real time.

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks.  The renewal dates for these service mark registrations are in 2025 and 2023, respectively. We have also registered the names Golden Bear, Harsh, Pacifica and Rugged Exposure as federal trademarks under which we sell a variety of merchandise.  The renewal dates for these trademark registrations range from 2017 to 2026. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

As discussed in prior reports, the consumer environment has been challenging in recent years. The effects of the economic recession have deteriorated the consumer spending environment and reduced consumer income, liquidity, credit and confidence in the economy, and resulted in substantial reductions in consumer spending. Further deterioration of the consumer spending environment could be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past.

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The retail market for sporting goods is highly fragmented and intensely competitive.  We compete directly or indirectly with the following categories of companies:

•	sporting goods superstores, such as Academy Sports & Outdoors and Dick’s Sporting Goods;
•	traditional sporting goods stores and chains, such as Hibbett Sports and Modell’s;
•	specialty sporting goods shops and pro shops, such as Bass Pro Shops, Cabela’s, Foot Locker, Gander Mountain and REI;
•	mass merchandisers, discount stores and department stores, such as JC Penney, Kmart, Kohl’s, Sears, Target and Wal-Mart; and
•	e-commerce and catalog retailers, such as Amazon.com, and mass merchandisers and other sporting goods stores that also have substantial e-commerce sales operations.

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

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change and can be impacted by sports participation levels in our market areas and the performance of sports teams for which we sell licensed products. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting goods merchandise and consumers’ participation in sports. If we fail to identify and respond in a timely manner to these changes, our net sales may decline. In addition, because we often make commitments to purchase products from our vendors up to six months in advance of the proposed delivery, if we misjudge the market for our merchandise, we may over-stock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

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

Our business relies heavily on print advertising. We utilize print advertising programs that include newspaper inserts, direct mailers and courier-delivered inserts in order to effectively deliver our message to our targeted markets. Newspaper circulation and readership has been declining, which could limit the number of people who receive or read our advertisements. Additionally, declining newspaper demand and the weak macroeconomic environment are adversely impacting newspaper publishers and could jeopardize their ability to operate, which could restrict our ability to advertise in the manner we have in the past. In an effort to continue to deliver our message to consumers, we have been shifting some of our advertising from print to digital. If these efforts fail or we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer. In addition, an increase in the cost of print advertising, paper or postal or other delivery fees could increase the cost of our advertising and adversely affect our operating results.

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

We experience seasonal fluctuations in our net sales and operating results. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful.  In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the demand for our products generally or for our product mix in advance of a season, particularly the fourth quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly during the fourth quarter, can negatively impact our annual operating results.

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

We rely on a single distribution center located in Riverside, California to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross profit may significantly decrease. Our distribution center is staffed in part by employees represented by Local 986. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

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

In the past two fiscal years, we have slowed our store openings and reduced our overall store count as we maintained a cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets.  If we are unable to resume our store expansion efforts for any of the reasons discussed above, our operating results could suffer.

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

Our IT systems are critical to the functioning of our business and are vulnerable to failure, damage, theft or intrusion that could harm our operations.

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
•

power loss, computer systems failures, Internet and telecommunications or data network failures, third-party vendor system failures, operator negligence, improper operation by or supervision of employees;

•	physical and electronic loss of data, security breaches, misappropriation, data theft and similar events; and
•	computer viruses, worms, Trojan horses, intrusions, or other external threats.

Any failure of our IT systems that causes an interruption in our operations, loss of data, or a decrease in inventory tracking could result in reduced net sales and profitability. Additionally, if any data intrusion, security breach, misappropriation or theft were to occur, we could incur significant costs in responding to such event, including responding to any resulting claims, litigation or investigations, which could harm our operating results.

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

We purchase merchandise from over 700 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2016, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 40.7% of our total purchases during fiscal 2016. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. Our net sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

To the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, face potential liability.

In addition, instability in the political and economic environments of the countries in which our vendors or we obtain our products, or general international instability, could have an adverse effect on our operations. In the event of disruptions or delays in supply due to economic or political conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

Disruptions in transportation, including disruptions at shipping ports through which our products are imported, could prevent us from timely distribution and delivery of inventory, which could reduce our net sales and profitability.

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute at the ports through which our products travel, particularly the Ports of Los Angeles and Long Beach, could lead to protracted delays in the movement of our products, which could further delay the delivery of products to our stores and impact net sales and profitability. In addition, other conditions outside of our control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

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

Risks Related to Our Capital Structure

We have historically operated our business with higher levels of debt. Our future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing or refinancing our existing indebtedness on favorable terms.

As of January 1, 2017, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $13.3 million. While our debt levels as of January 1, 2017 were relatively low, our historical debt levels have been substantially higher. Our historically-leveraged financial position means:

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

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events.  Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities.  Some of these laws and regulations include:

•	laws and regulations governing the manner in which we advertise or sell our products;
•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearm-related products;
•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;
•	laws and regulations governing consumer products generally, such as the federal Consumer Product Safety Act and Consumer Product Safety Improvement Act, as well as similar state laws;
•	labor and employment laws, such as minimum wage or living wage laws, paid time off and other wage and hour laws;
•	laws requiring mandatory health insurance for employees, such as the Affordable Care Act; and
•	U.S. customs laws and regulations pertaining to duties and tariffs, including proper item classification, quotas and payment of duties and tariffs.

Changes in these and other laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our cost of obtaining products and our operating expense to increase. This could adversely affect our net sales and profitability.

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

We currently pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, business conditions, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, although we have a share repurchase program authorized by our Board of Directors, we are not obligated to make any purchases under the program and we may discontinue it at any time.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. The provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law that could discourage, delay or prevent a merger, acquisition or other change in control include:

•	a Board of Directors that is classified such that two to three of the seven directors, depending on classification, are elected each year;
•	limitations on the ability of stockholders to call special meetings of stockholders;
•	prohibition of stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders;
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

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals, such as the publicly-disclosed proxy contest that the Company settled in 2015. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

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

Our distribution facility is located in Riverside, California and has approximately 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2020, and includes two additional five-year renewal options. In the first quarter of fiscal 2015, we executed a lease for approximately 171,000 square feet of additional distribution space adjacent to our distribution center in Riverside, California that enables us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options. We commenced operations in this facility in November 2015. We have a distribution hub located in Salem, Oregon, utilizing approximately 12,000 square feet of space to separate consolidated truckloads of product for delivery to our regional markets. Our lease for the hub is scheduled to expire on January 31, 2019, and includes four additional five-year renewal options.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of January 1, 2017, of our total store leases, 58 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 27.2 million sales transactions and an average transaction size of approximately $37 in fiscal 2016. The following table details our store locations by state as of January 1, 2017:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	226	52.3%
Washington	1984	47	10.9
Arizona	1993	41	9.5
Oregon	1995	28	6.5
Colorado	2001	21	4.9
New Mexico	1995	19	4.4
Nevada	1978	18	4.2
Utah	1997	17	3.9
Idaho	1994	11	2.5
Texas	1995	3	0.7
Wyoming	2010	1	0.2
Total		432	100.0%

Our same store sales per square foot were approximately $207 for fiscal 2016. Our same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

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

Our common stock, par value $0.01 per share, trades on The NASDAQ Stock Market LLC under the symbol “BGFV.”  The following table sets forth the high and low closing prices for our common stock as reported by The NASDAQ Stock Market LLC during fiscal 2016 and 2015:

	2016		2015
Fiscal Period	High	Low	High	Low
First Quarter	$13.70	$9.49	$14.88	$11.91
Second Quarter	$12.42	$8.35	$14.80	$12.14
Third Quarter	$14.51	$9.22	$15.34	$10.35
Fourth Quarter	$20.00	$13.85	$11.30	$8.82

As of February 22, 2017, the closing price for our common stock as reported on The NASDAQ Stock Market LLC was $13.75 per share.

As of February 22, 2017, there were 22,025,933 shares of common stock outstanding held by 398 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index.  The information in this graph is provided at annual intervals for the fiscal years ended 2012, 2013, 2014, 2015 and 2016. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Big 5 Sporting Goods Corporation, the NASDAQ Composite Index
and the NASDAQ Retail Trade Index

$300
$250
$200
$150
$100
$50
$0
1/1/12
12/30/12
12/29/13
12/28/14
1/3/16
1/1/17
Big 5 Sporting Goods Corporation
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 1/1/12 in stock or 12/31/11 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In fiscal 2014, 2015 and 2016 we paid annual cash dividends of $0.40, $0.40 and $0.525 per share, respectively, of outstanding common stock. In the first quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 20, 2017 to stockholders of record as of March 6, 2017.

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

	Fiscal Year (1)
	2016	2015	2014	2013	2012
	(Dollars and shares in thousands, except per share and certain store data)
Statement of Operations Data:
Net sales (2)	$1,021,235	$1,029,098	$977,860	$993,323	$940,490
Cost of sales (3)	696,777	704,134	664,411	664,583	637,721
Gross profit (2)	324,458	324,964	313,449	328,740	302,769
Selling and administrative expense (2) (4) (5) (6) (7)	294,971	298,425	288,274	281,313	276,797
Operating income	29,487	26,539	25,175	47,427	25,972
Interest expense	1,551	1,791	1,667	1,745	2,202
Income before income taxes	27,936	24,748	23,508	45,682	23,770
Income taxes (8)	11,050	9,451	8,632	17,736	8,855
Net income (2) (5) (6) (7) (8)	$16,886	$15,297	$14,876	$27,946	$14,915
Earnings per share:
Basic	$0.78	$0.70	$0.68	$1.28	$0.70
Diluted	$0.77	$0.70	$0.67	$1.27	$0.69

Dividends per share	$0.525	$0.40	$0.40	$0.40	$0.30

Weighted-average shares of common stock outstanding:
Basic	21,607	21,741	21,933	21,765	21,394
Diluted	21,816	21,927	22,133	22,083	21,616

Store Data:
Same store sales increase (decrease) (9)	1.7%	1.3%	(2.9%)	3.9%	2.5%
Same store sales per square foot (in dollars) (10)	$207	$208	$203	$212	$205
End of period stores	432	438	439	429	414
End of period same stores	422	414	402	394	387
Same store sales per store (11)	$2,365	$2,383	$2,324	$2,415	$2,336
Other Financial Data:
Gross profit margin	31.8%	31.6%	32.1%	33.1%	32.2%
Selling and administrative expense as a percentage of net sales	28.9%	29.0%	29.5%	28.3%	29.4%
Operating margin	2.9%	2.6%	2.6%	4.8%	2.8%
Depreciation and amortization	$19,130	$21,410	$21,505	$20,192	$18,895
Capital expenditures (12)	$14,109	$24,567	$22,565	$22,035	$12,901
Inventory turns (13)	2.4x	2.2x	2.1x	2.3x	2.3x
Balance Sheet Data:
Cash	$7,895	$7,119	$11,503	$9,400	$7,635
Working capital (14)	$136,972	$172,010	$182,664	$156,693	$140,105
Total assets	$433,579	$445,029	$455,576	$441,888	$406,660
Long-term debt and capital leases, less current portion	$11,999	$57,238	$67,467	$44,613	$50,316
Stockholders’ equity	$205,037	$198,831	$195,004	$190,770	$164,420

(See notes on following page:)

(Notes to table on previous page)

(1)	Our fiscal year is the 52 or 53 week reporting period ending on the Sunday nearest December 31. Fiscal 2016, 2014, 2013 and 2012 each included 52 weeks, and fiscal 2015 included 53 weeks.
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

(5)

In fiscal 2016 and 2012, we recorded pre-tax charges related to store closing costs of $1.2 million and $1.2 million, respectively. These charges reduced net income in fiscal 2016 and 2012 by $0.7 million, or $0.03 per diluted share, and $0.8 million, or $0.03 per diluted share, respectively.

(6)

In fiscal 2015, 2014, 2013 and 2012, we recorded pre-tax non-cash impairment charges of $0.2 million, $1.2 million, $0.1 million and $0.2 million, respectively, related to certain underperforming stores. These impairment charges reduced net income in fiscal 2015, 2014, 2013 and 2012 by $0.1 million, or $0.00 per diluted share, $0.8 million, or $0.03 per diluted share, $44,000, or $0.00 per diluted share, and $0.1 million, or $0.01 per diluted share, respectively.

(7)	In fiscal 2015, we recorded pre-tax charges of $1.6 million related to a publicly-disclosed proxy contest. These charges reduced net income in fiscal 2015 by $1.0 million, or $0.05 per diluted share.
(8)

In fiscal 2016, we recorded charges of $0.5 million to write off deferred tax assets related to share-based compensation. These charges reduced net income in fiscal 2016 by the same amount, or $0.02 per diluted share.

(9)

Same store sales for a period reflect net sales from stores operated throughout that period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to prior years, we generally used comparable 52-week periods. However, for purposes of reporting fiscal 2015 same store sales comparisons to fiscal 2014, we used comparable 53-week periods.

(10)	Same store sales per square foot is calculated by dividing net sales for same stores, as defined above, by the total square footage for those stores.
(11)	Same store sales per store is calculated by dividing net sales for same stores, as defined above, by total same store count.
(12)

Reduced capital expenditures in fiscal 2016 primarily reflected lower required investment in our distribution center and reduced investment in new stores compared with fiscal 2015. Reduced investment in new stores in fiscal 2016 was due primarily to payments made in early fiscal 2015 related to new stores opened in late fiscal 2014. Capital expenditures in fiscal 2016, 2015, 2014 and 2013 included increased investment in existing store remodeling to support our merchandising initiatives, added costs related to the development of an e-commerce platform and enhanced security measures to support our infrastructure. Capital expenditures for computer hardware and software in fiscal 2016, 2015 and 2014 included amounts related to the development of a new point-of-sale system.

(13)	Inventory turns equal fiscal year cost of sales divided by the fiscal year four-quarter weighted-average cost of merchandise inventory.
(14)

Working capital is defined as current assets less current liabilities. In accordance with the early adoption of a new accounting standard in the first quarter of fiscal 2016, deferred income tax assets in the amount of $11.1 million, $11.0 million, $12.0 million and $9.9 million, which were previously classified as current assets as of January 3, 2016, December 28, 2014, December 29, 2013 and December 30, 2012, respectively, were reclassified to non-current deferred income tax assets on our consolidated balance sheets to conform to current year presentation. Accordingly, working capital in fiscal 2015, 2014, 2013 and 2012 was reduced by the same respective amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014 are referred to as fiscal 2016, 2015 and 2014, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2016, 2015 and 2014 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2016 and 2014 each included 52 weeks and fiscal 2015 included 53 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of January 1, 2017.  We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. In the fourth quarter of fiscal 2014, we launched our e-commerce platform to also offer selected products online and e-commerce sales for fiscal 2016, 2015 and 2014 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 62-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise.  Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson.  We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing designed to generate customer traffic, drive sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. In fiscal 2016, we opened five new stores and closed 11 stores, one of which was a relocation. In fiscal 2015, we opened five new stores and closed six stores, three of which were relocations. In fiscal 2014, we opened 16 new stores, four of which were relocations, and closed six stores, four of which were relocations. In fiscal 2015, we slowed our store growth as we maintained a cautious approach toward store openings in the current retail environment and we continued that approach in fiscal 2016, which included the liquidation and closure of certain major competitors in our markets. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2016	2015	2014
Big 5 Sporting Goods stores:
Beginning of period	438	439	429
New stores (1)	5	5	16
Stores relocated	(1)	(3)	(4)
Stores closed	(10)	(3)	(2)
End of period	432	438	439
Stores (closed) opened per year, net	(6)	(1)	10

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

Executive Summary

Our improved earnings for fiscal 2016 compared to fiscal 2015 were mainly attributable to lower selling and administrative expense, which reflected a 52-week fiscal year in 2016 compared with a 53-week fiscal year in 2015, along with an increased gross profit margin in fiscal 2016. While fiscal 2016 net sales comparisons to the prior year unfavorably reflected the extra week of sales in fiscal 2015, we experienced increased sales trends in the second half of fiscal 2016 resulting from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016.

•

Net sales for fiscal 2016 decreased 0.8% to $1,021.2 million compared to fiscal 2015. The decrease in net sales was primarily attributable to the unfavorable impact of an extra week of sales in fiscal 2015, resulting from a calendar shift from a 53-week year in fiscal 2015, as well as a reduction in sales from closed stores, partially offset by an increase in same store sales and added sales from new stores.

•

Our same store sales increased 1.7% for fiscal 2016 versus the comparable period in fiscal 2015. Our same store sales comparisons to the prior year do not reflect the calendar shift from a 53-week year in fiscal 2015 because we report same store sales on a comparable 52-week basis. Same store sales benefited from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. For fiscal 2016, same store sales increased for all of our major merchandise categories of hard goods, apparel and footwear. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•

Net income for fiscal 2016 increased 10.5% to $16.9 million, or $0.77 per diluted share, compared to $15.3 million, or $0.70 per diluted share, for fiscal 2015. The increase was driven primarily by decreased selling and administrative expense, due to a shorter fiscal year, and an increased gross profit margin, partially offset by lower net sales.

•

Gross profit for fiscal 2016 represented 31.8% of net sales, compared with 31.6% in the prior year. Merchandise margins were nine basis points higher in fiscal 2016 than the prior year and store occupancy expense as a percentage of net sales was lower than the prior year, while distribution expense as a percentage of net sales was higher than the prior year.

•

Selling and administrative expense for fiscal 2016 decreased 1.1% to $295.0 million, or 28.9% of net sales, compared to $298.4 million, or 29.0% of net sales, for fiscal 2015. Selling and administrative expense for fiscal 2016 included one less week than fiscal 2015. The decrease also reflects lower employee benefit-related expense combined with a decrease in print advertising expense.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

•	Operating cash flow for fiscal 2016 increased to $73.7 million from $39.6 million in fiscal 2015.
•	Capital expenditures for fiscal 2016 decreased to $14.1 million from $24.6 million in fiscal 2015.
•	We ended fiscal 2016 with a balance under our revolving credit facility of $10.0 million compared with $54.8 million at the end of fiscal 2015.
•	We paid aggregate cash dividends in fiscal 2016 of $11.5 million, or $0.525 per share, compared with $8.8 million, or $0.40 per share, in fiscal 2015.
•	We repurchased 126,899 shares of common stock for $1.6 million in fiscal 2016, compared with 379,930 shares of common stock for $4.2 million in fiscal 2015.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	Fiscal Year (1)
	2016		2015		2014
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,021,235	100.0%	$1,029,098	100.0%	$977,860	100.0%
Cost of sales (2)	696,777	68.2	704,134	68.4	664,411	67.9
Gross profit	324,458	31.8	324,964	31.6	313,449	32.1
Selling and administrative expense (3)	294,971	28.9	298,425	29.0	288,274	29.5
Operating income	29,487	2.9	26,539	2.6	25,175	2.6
Interest expense	1,551	0.2	1,791	0.2	1,667	0.2
Income before income taxes	27,936	2.7	24,748	2.4	23,508	2.4
Income taxes	11,050	1.1	9,451	0.9	8,632	0.9
Net income	$16,886	1.6%	$15,297	1.5%	$14,876	1.5%
Other Financial Data:
Net sales change		(0.8%)		5.2%		(1.6%)
Same store sales change (4)		1.7%		1.3%		(2.9%)
Net income change		10.4%		2.8%		(46.6%)

(1)	Fiscal 2016 and 2014 each included 52 weeks and fiscal 2015 included 53 weeks.
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

(4)

Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to the prior year for fiscal 2016, we used comparable 52-week periods. For purposes of reporting same store sales comparisons to the prior year for fiscal 2015, we used comparable 53-week periods.

Fiscal 2016 Compared to Fiscal 2015

Net Sales.  Net sales decreased by $7.9 million, or 0.8%, to $1,021.2 million for fiscal 2016 from $1,029.1 million for fiscal 2015. The change in net sales was primarily attributable to the following:

•

Net sales comparisons for fiscal 2016 were unfavorably impacted by the calendar shift from a 53-week fiscal year in 2015 to a 52-week fiscal year in 2016. This calendar shift unfavorably impacted net sales comparisons to fiscal 2015 by approximately $21.5 million.

•	A reduction in sales from closed stores was partially offset by added sales from new stores that reflected the opening of 10 new stores since December 28, 2014.
•

Same store sales increased 1.7% for fiscal 2016 versus fiscal 2015. Because same store sales comparisons to fiscal 2015 are made on a comparable 52-week basis, same store sales comparisons in fiscal 2016 were not materially impacted by the calendar shift from a 53-week year in fiscal 2015. Our higher same store sales reflected the liquidation and closure of certain major competitors in the second half of fiscal 2016. We expect to cycle the benefit of such competitive rationalization in the third quarter of fiscal 2017, which could impact year-over-year sales comparisons for the second half of fiscal 2017. For fiscal 2016, same store sales in all of our major merchandise categories of hard goods, apparel and footwear increased compared to the prior year. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•

Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in fiscal 2016 compared to fiscal 2015, continuing to reflect a shift in our product mix to more branded merchandise.

Store count at the end of fiscal 2016 was 432 versus 438 at the end of fiscal 2015. We opened five new stores and closed 11 stores, one of which was a relocation, in fiscal 2016. For fiscal 2017, we anticipate opening approximately eight new stores and closing approximately three stores.

Gross Profit.  Gross profit decreased by $0.5 million to $324.5 million, or 31.8% of net sales, in fiscal 2016 from $325.0 million, or 31.6% of net sales, in fiscal 2015. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $7.9 million, or 0.8%, in fiscal 2016 compared to the prior year.
•

Distribution expense increased $1.2 million, or an unfavorable 16 basis points, primarily resulting from higher employee labor expense, and lower costs capitalized into inventory, partially offset by reduced trucking expense.

•	Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable nine basis points from fiscal 2015.
•	Store occupancy expense for fiscal 2016 decreased by $1.1 million, or a favorable four basis points, year over year due primarily to decreased expense associated with a lower store count.

Selling and Administrative Expense. Selling and administrative expense decreased by $3.4 million, or 1.1%, to $295.0 million, or 28.9% of net sales, in fiscal 2016 from $298.4 million, or 29.0% of net sales, in fiscal 2015. The change in selling and administrative expense was primarily attributable to the following:

•	Selling and administrative expense for fiscal 2016 included one less week than fiscal 2015.
•	Store-related expense, excluding occupancy, decreased by $2.0 million primarily reflecting the following items:
o	Reduced employee benefit-related expense of $2.2 million primarily related to lower health and welfare and workers’ compensation expense resulting from more favorable claims activity.
o	The favorable impact of one less fiscal week of payroll expense in fiscal 2016.
o

Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases in California, where over fifty percent of our store operations are located. California previously enacted a minimum wage rate increase from $8.00 to $10.00 per hour, which was implemented in two separate increments with the first increase of $1.00 per hour effective in July 2014 and the second increase of $1.00 per hour effective in January 2016. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022 with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the California minimum wage rate increase of $1.00 per hour effective in January 2016 caused our labor expense to increase by approximately $1.4 million for fiscal 2016.

•	Advertising expense for fiscal 2016 decreased by $1.7 million, due primarily to lower newspaper advertising, partially offset by increases in digital marketing and other advertising programs.
•

Administrative expense increased by $0.2 million, primarily attributable to store closing costs of $1.2 million and higher expense associated with various IT-related systems and services of $0.6 million, partially offset by proxy contest costs of $1.6 million in fiscal 2015.

Interest Expense. Interest expense decreased by $0.2 million, or 11.1%, to $1.6 million in fiscal 2016 from $1.8 million in fiscal 2015. The decrease in interest expense reflects a decrease in average debt levels of $22.4 million to $47.2 million in fiscal 2016 from $69.6 million in fiscal 2015, partially offset by an increase in average interest rates of approximately 30 basis points to 2.2% in fiscal 2016 from 1.9% in fiscal 2015.

Income Taxes. The provision for income taxes was $11.1 million for fiscal 2016 compared with $9.5 million for fiscal 2015. This increase was primarily due to a higher effective tax rate and higher pre-tax income in fiscal 2016. Our effective tax rate was 39.6% for fiscal 2016 compared with 38.2% for fiscal 2015. The higher effective tax rate year over year reflects the write-off of deferred tax assets related to share-based compensation of $0.5 million, partially offset by an increase in Work Opportunity Tax Credits compared to the prior year.

Fiscal 2015 Compared to Fiscal 2014

Net Sales.  Net sales increased by $51.2 million, or 5.2%, to $1,029.1 million for fiscal 2015 from $977.9 million for fiscal 2014. The change in net sales was primarily attributable to the following:

•	Added sales from new stores reflected the opening of 21 new stores since December 29, 2013, partially offset by a reduction in sales from closed stores.
•	An extra week in fiscal 2015 contributed $22.8 million to net sales.

•

Same store sales increased 1.3% for fiscal 2015 versus fiscal 2014. Our higher same store sales reflected increased sales of winter-related merchandise as a result of favorable winter-weather conditions in our primary markets in the first quarter and fourth quarter of fiscal 2015. For fiscal 2015, same store sales in our major merchandise categories of footwear and apparel increased while same store sales in our hard goods category were down slightly. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to fiscal 2014, we use comparable 53-week periods.

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

Gross Profit.  Gross profit increased by $11.6 million to $325.0 million, or 31.6% of net sales, in fiscal 2015 from $313.4 million, or 32.1% of net sales, in fiscal 2014. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $51.2 million in fiscal 2015 compared to fiscal 2014.
•	Merchandise margins, which exclude buying, occupancy and distribution expense, decreased an unfavorable ten basis points from fiscal 2014.
•

Store occupancy expense for fiscal 2015 increased by $5.6 million, or an unfavorable ten basis points, year over year due primarily to increased rent associated with store lease renewals and new store openings.

•

Distribution expense increased $3.9 million, or an unfavorable 17 basis points, primarily resulting from higher employee labor and benefit-related expense due in part to an additional week of payroll expense, and lower costs capitalized into inventory, partially offset by reduced fuel expense.

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

We ended fiscal 2016 with $7.9 million of cash compared with $7.1 million in fiscal 2015. We decreased our long-term debt by $44.8 million, or 81.8%, during fiscal 2016 to $10.0 million from $54.8 million at the end of fiscal 2015 and by $56.3 million, or 84.9%, from $66.3 million at the end of fiscal 2014. The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Fiscal Year
	2016	2015	2014
	(In thousands)
Total cash provided by (used in):
Operating activities	$73,671	$39,645	$28,535
Investing activities	(14,109)	(24,567)	(22,465)
Financing activities	(58,786)	(19,462)	(3,967)
Net increase (decrease) in cash	$776	$(4,384)	$2,103

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

For fiscal 2016, the level of inventory purchases in the months leading up to Christmas was higher compared to the prior year, resulting in higher accounts payable at the end of fiscal 2016 compared to fiscal 2015. Healthy sales in the fourth quarter of fiscal 2016 contributed to reduced inventory year over year and reflected increased customer demand resulting from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. These effects contributed to higher operating cash flows in fiscal 2016 compared to fiscal 2015, which allowed us to significantly pay down debt balances during the year.

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

Operating Activities. Net cash provided by operating activities for fiscal 2016, 2015 and 2014 was $73.7 million, $39.6 million and $28.5 million, respectively. The increase in cash provided by operating activities for fiscal 2016 compared to fiscal 2015 was due primarily to the timing of payments for purchases of merchandise inventory, which resulted in an increase in accounts payable compared with fiscal 2015, as well as reduced funding for other liabilities primarily related to workers’ compensation benefits, decreases in prepaid expenses and higher net income in fiscal 2016. The increase in cash provided by operating activities for fiscal 2015 compared to fiscal 2014 was due primarily to the favorable effect of a reduction in merchandise inventory levels at the end of fiscal 2015 reflecting improved sales as a result of favorable winter-weather conditions in fiscal 2015, compared with the end of fiscal 2014.

Investing Activities. Net cash used in investing activities for fiscal 2016, 2015 and 2014 was $14.1 million, $24.6 million and $22.5 million, respectively. In fiscal 2014 we received proceeds of $0.1 million as part of a local utility rebate program related to the implementation of a green energy system at our distribution center. Our capital spending is primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. Capital expenditures by category for each of the last three fiscal years are as follows:

	Fiscal Year
	2016	2015	2014
	(In thousands)
New stores	$2,383	$5,508	$9,373
Store-related remodels	7,295	8,607	7,094
Distribution center	2,296	7,866	2,270
Computer hardware, software and other	2,135	2,586	3,828
Total	$14,109	$24,567	$22,565

Our capital expenditures included five new stores in fiscal 2016, five new stores in fiscal 2015 and 16 new stores in fiscal 2014. Reduced capital expenditures in fiscal 2016 primarily reflected lower required investment in our distribution center and reduced investment in new stores compared with fiscal 2015. Reduced investment in new stores in fiscal 2016 was due primarily to payments made in early fiscal 2015 related to new stores opened in fiscal 2014. Capital expenditures in all fiscal years presented included increased investment in existing store remodeling to support our merchandising initiatives, added costs related to the development of an e-commerce platform, enhanced security measures to support our infrastructure and amounts related to the development of a new point-of-sale system.

Financing Activities. Net cash used in financing activities for fiscal 2016, 2015 and 2014 was $58.8 million, $19.5 million and $4.0 million, respectively. For fiscal 2016 and 2015, we used cash provided from operating activities primarily to pay down borrowings from our revolving credit facility and fund dividend payments, treasury stock repurchases and capital lease payments. For fiscal 2014, we used cash provided from operating activities primarily to fund dividend payments, treasury stock repurchases and capital lease payments, partially offset by increased borrowings under our revolving credit facility.

As of January 1, 2017, we had revolving credit borrowings of $10.0 million and letter of credit commitments of $0.5 million outstanding. These balances compare to borrowings of $54.8 million and letter of credit commitments of $0.5 million outstanding as of January 3, 2016.

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

In fiscal 2014 and 2015 we paid quarterly cash dividends of $0.10 per share of outstanding common stock, for an annual rate of $0.40 per share. In the first three quarters of fiscal 2016 we paid quarterly cash dividends of $0.125 per share of outstanding common stock, and in the fourth quarter of fiscal 2016 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock, for an annual rate of $0.525 per share in fiscal 2016. In the first quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 20, 2017 to stockholders of record as of March 6, 2017.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. This program replaced the previous share repurchase program, under which $2.9 million remained available for repurchases. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 126,899 shares of common stock for $1.6 million in fiscal 2016, we repurchased 379,930 shares of common stock for $4.2 million in fiscal 2015 and we repurchased 223,051 shares of common stock for $2.5 million in fiscal 2014. Since the inception of our initial share repurchase program in May 2006 through January 1, 2017, we have repurchased a total of 2,657,506 shares for $33.7 million, leaving a total of $23.4 million available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of January 1, 2017 and January 3, 2016, our total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $129.5 million and $84.7 million, respectively.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2016	2015
	(Dollars in thousands)
Fiscal year-end balance	$10,000	$54,846
Average interest rate	2.20%	1.90%
Maximum outstanding during the year	$75,724	$103,238
Average outstanding during the year	$47,160	$69,575

Future Capital Requirements.  We had cash on hand of $7.9 million as of January 1, 2017. We expect capital expenditures for fiscal 2017, excluding non-cash acquisitions, to range from approximately $18.0 million to $22.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. For fiscal 2017, we anticipate opening approximately eight new stores and closing approximately three stores.

In fiscal 2014, 2015 and 2016 we paid annual cash dividends of $0.40 per share, $0.40 per share and $0.525 per share, respectively, of outstanding common stock. In the first quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 20, 2017 to stockholders of record as of March 6, 2017.

As of January 1, 2017, a total of $23.4 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Our future obligations and commitments as of January 1, 2017, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$3,464	$1,405	$1,815	$244	$—
Lease commitments:
Operating lease commitments	346,841	80,108	132,139	76,099	58,495
Other occupancy expense	61,488	14,625	24,431	13,665	8,767
Other liabilities	13,207	4,651	3,385	1,566	3,605
Revolving credit facility	10,000	—	10,000	—	—
Letters of credit	525	525	—	—	—
Total	$435,525	$101,314	$171,770	$91,574	$70,867

Capital lease obligations, which include imputed interest, consist principally of leases for some of our IT systems hardware and distribution center delivery tractors. Payments for these lease obligations are provided by cash flows generated from operations or through borrowings from our revolving credit facility.

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office, as well as IT systems hardware and distribution center delivery tractors. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Periodic interest payments on the Credit Agreement are not included in the preceding table because interest expense is based on variable indices, and the balance of our Credit Agreement fluctuates daily depending on operating, investing and financing cash flows. Assuming no changes in our revolving credit facility debt or interest rates as of the fiscal 2016 year-end, our projected annual interest payments would be approximately $0.3 million.

Issued and outstanding letters of credit were $0.5 million as of January 1, 2017, and were related primarily to securing insurance program liabilities.

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

We record valuation reserves on a quarterly basis for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $3.1 million and $3.9 million as of January 1, 2017 and January 3, 2016, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories encompassing all inventory items at least once every quarter at our distribution center.  The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.6 million and $2.3 million as of January 1, 2017 and January 3, 2016, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total as of January 1, 2017, would result in a change in reserves of approximately $0.6 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

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

Our evaluation resulted in pre-tax impairment charges of $0.2 million and $1.2 million recognized in fiscal 2015 and 2014, respectively, related to certain underperforming stores, with no pre-tax impairment charges recognized in fiscal 2016.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of January 1, 2017 for those asset groups included in our evaluation would not result in a material change in long-lived asset impairment for fiscal 2016.

Self-Insurance Liabilities

We maintain self-insurance programs for our estimated commercial general liability risk and, in certain states, our estimated workers’ compensation liability risk. In addition, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of January 1, 2017 and January 3, 2016, our self-insurance liabilities totaled $11.6 million and $11.2 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of January 1, 2017, would result in a change in our liability of approximately $1.2 million and a change in pre-tax earnings by the same amount.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful. In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the demand for our products generally or for our product mix in advance of a season, particularly the fourth quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly during the fourth quarter, can negatively impact our annual operating results.

In fiscal 2014, we experienced minor inflation in the purchase cost, including transportation expense, of certain products. In fiscal 2015 and 2016, the impact of inflation was minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our Company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, continued or worsening weakness in the consumer spending environment and the U.S. financial and credit markets, fluctuations in consumer holiday spending patterns, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, changes in laws or regulations, including those related to tariffs and duties, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of January 1, 2017, our interest expense would change approximately $0.1 million on an annual basis based on the outstanding balance of our borrowings under our Credit Facility as of January 1, 2017.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 1, 2017. Based on such evaluation, our CEO and CFO have concluded that, as of January 1, 2017, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2017, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of January 1, 2017, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 1, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2017 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	Financial Statements.

See Index to Consolidated Financial Statements on page F-1 hereof.

(2)	Financial Statement Schedule.

See Index to Consolidated Financial Statements on page F-1 hereof.

(3)	Exhibits.

See Index to Exhibits on page E-1 hereof immediately following the financial statements, which is hereby incorporated by reference into this Item 15. Certain exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission as required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 1, 2017	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	March 1, 2017
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Senior Vice President,	March 1, 2017
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Sandra N. Bane	Director of the Company	March 1, 2017
Sandra N. Bane

/s/ Nicholas E. Donatiello, Jr.	Director of the Company	March 1, 2017
Nicholas E. Donatiello, Jr.

/s/ Jennifer H. Dunbar	Director of the Company	March 1, 2017
Jennifer H. Dunbar

/s/ Robert C. Galvin	Director of the Company	March 1, 2017
Robert C. Galvin

/s/ Van B. Honeycutt	Director of the Company	March 1, 2017
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	March 1, 2017
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 1, 2017, January 3, 2016, and December 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Big 5 Sporting Goods Corporation and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2017

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash	$7,895	$7,119
Accounts receivable, net of allowances of $42 and $61, respectively	12,200	14,180
Merchandise inventories, net	294,319	299,446
Prepaid expenses	10,085	12,185
Total current assets	324,499	332,930
Property and equipment, net	78,420	82,036
Deferred income taxes	23,699	23,402
Other assets, net of accumulated amortization of $1,420 and $1,244, respectively	2,528	2,228
Goodwill	4,433	4,433
Total assets	$433,579	$445,029
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$109,314	$89,961
Accrued expenses	76,887	69,524
Current portion of capital lease obligations	1,326	1,435
Total current liabilities	187,527	160,920
Deferred rent, less current portion	17,028	19,516
Capital lease obligations, less current portion	1,999	2,392
Long-term debt	10,000	54,846
Other long-term liabilities	11,988	8,524
Total liabilities	228,542	246,198
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,784,367 and 24,562,799 shares, respectively; outstanding 22,012,651 and 21,917,982 shares, respectively	248	246
Additional paid-in capital	114,797	112,236
Retained earnings	124,363	118,998
Less: Treasury stock, at cost; 2,771,716 and 2,644,817 shares, respectively	(34,371)	(32,649)
Total stockholders' equity	205,037	198,831
Total liabilities and stockholders' equity	$433,579	$445,029

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Net sales	$1,021,235	$1,029,098	$977,860

Cost of sales	696,777	704,134	664,411

Gross profit	324,458	324,964	313,449

Selling and administrative expense	294,971	298,425	288,274

Operating income	29,487	26,539	25,175

Interest expense	1,551	1,791	1,667

Income before income taxes	27,936	24,748	23,508

Income taxes	11,050	9,451	8,632

Net income	$16,886	$15,297	$14,876

Earnings per share:
Basic	$0.78	$0.70	$0.68
Diluted	$0.77	$0.70	$0.67

Dividends per share	$0.525	$0.40	$0.40

Weighted-average shares of common stock outstanding:
Basic	21,607	21,741	21,933
Diluted	21,816	21,927	22,133

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2013	22,297,701	$244	$109,901	$106,565	$(25,940)	$190,770

Net income	—	—	—	14,876	—	14,876
Dividends on common stock
($0.40 per share)	—	—	—	(8,920)	—	(8,920)
Issuance of nonvested share awards	152,920	2	(2)	—	—	—
Exercise of share option awards	18,125	—	121	—	—	121
Share-based compensation	—	—	1,924	—	—	1,924
Tax deficiency from share-based awards
activity	—	—	(429)	—	—	(429)
Forfeiture of nonvested share awards	(12,310)	—	—	—	—	—
Retirement of common stock for
payment of withholding tax	(52,927)	(1)	(808)	—	—	(809)
Purchases of treasury stock	(223,051)	—	—	—	(2,529)	(2,529)

Balance as of December 28, 2014	22,180,458	245	110,707	112,521	(28,469)	195,004

Net income	—	—	—	15,297	—	15,297
Dividends on common stock
($0.40 per share)	—	—	—	(8,820)	—	(8,820)
Issuance of nonvested share awards	152,140	2	(2)	—	—	—
Exercise of share option awards	25,875	—	147	—	—	147
Share-based compensation	—	—	2,235	—	—	2,235
Tax deficiency from share-based awards
activity	—	—	(167)	—	—	(167)
Forfeiture of nonvested share awards	(7,940)	—	—	—	—	—
Retirement of common stock for
payment of withholding tax	(52,621)	(1)	(684)	—	—	(685)
Purchases of treasury stock	(379,930)	—	—	—	(4,180)	(4,180)

Balance as of January 3, 2016	21,917,982	246	112,236	118,998	(32,649)	198,831

Net income	—	—	—	16,886	—	16,886
Dividends on common stock
($0.525 per share)	—	—	—	(11,521)	—	(11,521)
Issuance of nonvested share awards	166,980	2	(2)	—	—	—
Exercise of share option awards	137,161	1	1,078	—	—	1,079
Share-based compensation	—	—	2,319	—	—	2,319
Tax deficiency from share-based awards
activity	—	—	(222)	—	—	(222)
Forfeiture of nonvested share awards	(21,860)	—	—	—	—	—
Retirement of common stock for
payment of withholding tax	(53,682)	(1)	(612)	—	—	(613)
Shares withheld for exercise of share option awards	(7,031)	—	—	—	(112)	(112)
Purchases of treasury stock	(126,899)	—	—	—	(1,610)	(1,610)

Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Cash flows from operating activities:
Net income	$16,886	$15,297	$14,876
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,130	21,410	21,505
Impairment of store assets	—	192	1,164
Share-based compensation	2,319	2,235	1,924
Excess tax benefit related to share-based awards	(429)	(137)	(194)
Amortization of debt issuance costs	176	177	177
Deferred income taxes	(297)	415	1,747
Changes in operating assets and liabilities:
Accounts receivable, net	1,980	1,500	621
Merchandise inventories, net	5,127	10,642	(9,136)
Prepaid expenses and other assets	1,624	(3,142)	(2,591)
Accounts payable	18,995	(7,368)	(349)
Accrued expenses and other long-term liabilities	8,160	(1,576)	(1,209)
Net cash provided by operating activities	73,671	39,645	28,535

Cash flows from investing activities:
Purchases of property and equipment	(14,109)	(24,567)	(22,565)
Proceeds from solar energy rebate	—	—	100
Net cash used in investing activities	(14,109)	(24,567)	(22,465)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	207,303	202,218	216,086
Principal payments under revolving credit facility	(252,149)	(213,684)	(192,792)
Changes in book overdraft	(119)	6,992	(13,748)
Principal payments under capital lease obligations	(1,516)	(1,599)	(1,602)
Proceeds from exercise of share option awards	967	147	121
Excess tax benefit related to share-based awards	429	137	194
Purchases of treasury stock	(1,610)	(4,180)	(2,529)
Tax withholding payments for share-based compensation	(613)	(685)	(809)
Dividends paid	(11,478)	(8,808)	(8,888)
Net cash used in financing activities	(58,786)	(19,462)	(3,967)

Net increase (decrease) in cash	776	(4,384)	2,103

Cash at beginning of year	7,119	11,503	9,400

Cash at end of year	$7,895	$7,119	$11,503

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,014	$3,074	$792
Property and equipment additions unpaid	$2,176	$2,663	$5,121

Supplemental disclosures of cash flow information:
Interest paid	$1,333	$1,691	$1,502
Income taxes paid	$4,157	$8,331	$9,995

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of January 1, 2017 and January 3, 2016 and for the years ended January 1, 2017 (“fiscal 2016”), January 3, 2016 (“fiscal 2015”) and December 28, 2014 (“fiscal 2014”) represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its 100%-owned subsidiary, Big 5 Corp., and Big 5 Corp.’s 100%-owned subsidiary, Big 5 Services Corp.  The Company is a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform as of January 1, 2017. The Company operates as one reportable segment under the “Big 5 Sporting Goods” name and provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp.  Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2016 and 2014 each included 52 weeks and fiscal 2015 included 53 weeks.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first-out (“LIFO”) or the retail inventory method, to be measured at the lower of cost and net realizable value. Net realizable value represents the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early-adopt ASU No. 2015-11 during the first quarter of fiscal 2016, and such adoption did not have a material impact on the Company’s consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early-adopt ASU No. 2015-17 during the first quarter of fiscal 2016 and retrospectively apply the presentation. Accordingly, deferred income tax assets in the amount of $11.1 million, which were previously classified as current assets as of January 3, 2016, were reclassified to non-current deferred income tax assets on the Company’s consolidated balance sheet to conform to current year presentation.

Recently Issued Accounting Updates

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which includes amendments that create Topic 606 and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 were originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application was not permitted. On July 9, 2015, the FASB decided to defer for one year the effective date of ASU No. 2014-09, while also deciding to permit early application. With these changes, ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted as of the original effective date in ASU No. 2014-09 (i.e., annual reporting periods beginning after December 15, 2016). The Company plans to adopt this standard retrospectively with the cumulative effect of initially applying this ASU recognized in the first quarter of fiscal 2018, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, it is not expected that this standard will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting principles generally accepted in the United States of America (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of ASU No. 2016-02 is permitted. The Company plans to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, it is expected that this standard will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. The Company plans to adopt this standard in the first quarter of fiscal 2017, coinciding with the standard’s effective date. This standard will not have a material impact on the Company’s consolidated financial statements.

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

The approximate net sales attributable to hard goods, athletic and sport apparel, athletic and sport footwear and other for the periods presented are set forth as follows:

	Fiscal Year
	2016	2015	2014
	(In thousands)
Hard goods	$529,869	$534,864	$517,968
Athletic and sport apparel	200,476	199,109	181,722
Athletic and sport footwear	287,399	291,325	274,355
Other sales	3,491	3,800	3,815
Net sales	$1,021,235	$1,029,098	$977,860

The Company launched its e-commerce platform in the fourth quarter of fiscal 2014 and e-commerce net sales for fiscal 2016, 2015 and 2014 were not material.

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

Revenue Recognition

The Company recognizes revenue from retail sales at the point of sale through its retail stores. For e-commerce sales, revenue is recognized when the merchandise is delivered to the customer. Shipping and handling fees, when billed to customers for e-commerce sales, are included in net sales and the related shipping and handling costs are included in cost of sales. Sublease income is recognized ratably into revenue over the remaining lease term. An allowance for sales returns is estimated based upon historical experience and recorded as a reduction in sales in the relevant period.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of fiscal 2016). The Company recognized approximately $0.4 million, $0.4 million and $0.4 million in gift card breakage revenue for fiscal 2016, 2015 and 2014, respectively. The Company had outstanding gift card liabilities of $5.3 million and $4.9 million as of January 1, 2017 and January 3, 2016, respectively, which are included in accrued expenses.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

Cost of Sales

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight (including e-commerce shipping and handling costs), inventory reserves, buying, distribution center expense, including depreciation, and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

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

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $38.2 million, $39.8 million and $42.6 million for fiscal 2016, 2015 and 2014, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising expense eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $5.9 million, $6.0 million and $5.9 million for fiscal 2016, 2015 and 2014, respectively.

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

The Company incurs costs to purchase and develop software for internal use. Costs related to the application development stage are capitalized and amortized over the estimated useful life of the software. Costs related to the design or maintenance of internal-use software are expensed as incurred.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal 2016, 2015 and 2014, and determined that goodwill was not impaired. Furthermore, the Company has no accumulated impairment losses as of January 1, 2017.

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

In fiscal 2016, the Company did not recognize any impairment charges. In fiscal 2015 and 2014, the Company recognized pre-tax non-cash impairment charges of $0.2 million and $1.2 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense in the consolidated statements of operations.

Leases and Deferred Rent

The Company accounts for its leases under the provisions of ASC 840, Leases.

The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s retail store facilities, distribution center, corporate office, information technology hardware and distribution center delivery tractors. Capital lease obligations consist principally of leases for some of the Company’s information technology systems hardware.

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

The Company records the net present value of the ARO liability and also records a related capital asset in an equal amount for those leases that contractually obligate the Company with an asset retirement obligation.  The estimate of the ARO liability is based on a number of assumptions including store closing costs, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as operating expense. The capitalized asset is depreciated on a straight-line basis over the useful life of the leasehold improvement.  Upon ARO removal, any difference between the actual retirement expense incurred and the recorded estimated ARO liability is recognized as an operating gain or loss in the consolidated statements of operations. The ARO liability, which totaled $0.7 million and $0.8 million as of January 1, 2017 and January 3, 2016, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

Self-Insurance Liabilities

The Company maintains self-insurance programs for its commercial general liability risk and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $11.6 million and $11.2 million as of January 1, 2017 and January 3, 2016, respectively, of which $4.7 million and $4.8 million were recorded as a component of accrued expenses as of January 1, 2017 and January 3, 2016, respectively, and $6.9 million and $6.4 million were recorded as a component of other long-term liabilities as of January 1, 2017 and January 3, 2016, respectively, in the accompanying consolidated balance sheets.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. At January 1, 2017 and January 3, 2016, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Concentration of Risk

The Company maintains its cash accounts in financial institutions, and accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 40.7% of total purchases in fiscal 2016. One vendor represented greater than 5% of total purchases, at 10.0%, in fiscal 2016. A significant portion of the Company’s inventory is manufactured abroad in China and other countries. Foreign imports subject us to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 1, 2017	January 3, 2016
	(In thousands)
Furniture and equipment	$130,429	$128,781
Leasehold improvements	154,487	150,617
Internal-use software	33,701	25,215
	318,617	304,613
Accumulated depreciation and amortization (1)	(240,926)	(228,701)
	77,691	75,912
Assets not placed into service (2)	729	6,124
Property and equipment, net	$78,420	$82,036

(1)	Includes accumulated amortization for internal-use software development costs of $21.6 million and $20.5 million as of January 1, 2017 and January 3, 2016, respectively.
(2)	Includes internal-use software development costs of $5.2 million related to a new point-of-sale system as of January 3, 2016 that was placed into service in fiscal 2016.

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $7.8 million, $8.3 million and $8.8 million for fiscal 2016, 2015 and 2014, respectively. Amortization expense for leasehold improvements was $10.2 million, $11.6 million and $11.5 million for fiscal 2016, 2015 and 2014, respectively. Amortization expense for internal-use software was $1.1 million, $1.5 million and $1.2 million for fiscal 2016, 2015 and 2014, respectively. The gross cost of equipment under capital leases, included above, was $9.9 million and $9.4 million as of January 1, 2017 and January 3, 2016, respectively. The accumulated amortization related to these capital leases was $6.6 million and $5.6 million as of January 1, 2017 and January 3, 2016, respectively.

(4)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In fiscal 2016, the Company did not recognize any impairment charges. In fiscal 2015 and 2014, the Company recognized pre-tax non-cash impairment charges of $0.2 million and $1.2 million, respectively, related to certain underperforming stores. The weak sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management considers local market conditions and makes assumptions about key store variables including sales growth rates, gross margin and operating expense. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for fiscal 2015 and 2014 in the consolidated statements of operations.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5)	Store Closing Costs

The Company closed five underperforming stores in the third quarter of fiscal 2016, which will not be relocated. The store closing costs primarily include lease termination costs for leases that expire in fiscal years 2017 through 2019. The following table summarizes the activity for the Company’s store closing reserves:

	Severance Costs	Lease Termination Costs	Other Associated Costs	Total
	(In thousands)
Balance at January 3, 2016	$—	$—	$—	$—
Store closing costs	61	1,042	117	1,220
Payments	(61)	(254)	(117)	(432)
Balance at January 1, 2017	$—	$788	$—	$788

The Company recorded $1.2 million of expense related to the closure of these underperforming stores in fiscal 2016. This expense is reflected as part of selling and administrative expense in the accompanying consolidated statement of operations. There were no closures of underperforming stores that resulted in material store closing costs during fiscal 2015 and 2014.

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

As of January 1, 2017 and January 3, 2016, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. As discussed in Note 4 to the consolidated financial statements, the Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820, Fair Value Measurement. After the impairment charges, the carrying values of the remaining assets of these stores were not material.

(7)	Accrued Expenses

The major components of accrued expenses are as follows:

	January 1, 2017	January 3, 2016
	(In thousands)
Payroll and related expense	$24,224	$24,090
Sales tax	11,376	11,307
Occupancy expense	10,981	10,693
Other	30,306	23,434
Accrued expenses	$76,887	$69,524

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8)	Lease Commitments

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

Rent expense for operating leases consisted of the following:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Rent expense	$72,631	$71,541	$66,276
Contingent rent	513	654	858
Total rent expense	$73,144	$72,195	$67,134

Future minimum lease payments under non-cancelable leases as of January 1, 2017 are as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2017	$1,405	$80,108	$81,513
2018	1,111	72,074	73,185
2019	704	60,065	60,769
2020	244	45,887	46,131
2021	—	30,212	30,212
Thereafter	—	58,495	58,495
Total minimum lease payments (1)	3,464	$346,841	$350,305
Imputed interest	(139)
Present value of minimum lease payments	$3,325

 ______________

(1)	Minimum lease payments have not been reduced by sublease rentals of $1.0 million due in the future under non-cancelable subleases.

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

In the fourth quarter of fiscal 2016, the Company entered into an assignment agreement for a certain store lease. In consideration for the assignment, the Company received an assignment fee of $4.3 million. The assignment is accounted for as a sublease arrangement and the assignment fee has been deferred into accrued expenses and other long-term liabilities and will be recognized ratably into revenue over the remaining lease term of approximately four years.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of January 1, 2017 and January 3, 2016, the one-month LIBO rate was 0.8% and 0.5%, respectively, and the Wells Fargo Bank prime lending rate was 3.75% and 3.50%, respectively. The average interest rate on the Company’s revolving credit borrowings during fiscal 2016 and 2015 was 2.20% and 1.90%, respectively. As of January 1, 2017 and January 3, 2016, the Company had long-term revolving credit borrowings outstanding bearing interest at either LIBO or the prime lending rates as follows:

	January 1, 2017	January 3, 2016
	(In thousands)
LIBO rate	$10,000	$53,000
Prime rate	—	1,846
Total borrowings	$10,000	$54,846

Total remaining borrowing availability, after subtracting letters of credit, was $129.5 million and $84.7 million as of January 1, 2017 and January 3, 2016, respectively, and letter of credit commitments were $0.5 million and $0.5 million as of January 1, 2017 and January 3, 2016, respectively.

(10)	Income Taxes

Total income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2016:
Federal	$9,635	$(652)	$8,983
State	1,712	355	2,067
	$11,347	$(297)	$11,050
Fiscal 2015:
Federal	$7,478	$378	$7,856
State	1,558	37	1,595
	$9,036	$415	$9,451
Fiscal 2014:
Federal	$5,582	$1,687	$7,269
State	1,303	60	1,363
	$6,885	$1,747	$8,632

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 35% to earnings before income taxes, as follows:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Tax expense at statutory rate	$9,778	$8,662	$8,228
State taxes, net of federal benefit	1,244	1,118	1,062
Tax credits and other	28	(329)	(658)
	$11,050	$9,451	$8,632

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 1, 2017	January 3, 2016
	(In thousands)
Deferred rent	$8,389	$9,530
Insurance liabilities	4,365	4,391
Employee benefit-related liabilities	4,044	4,077
Inventory	3,174	1,941
Deferred lease revenue	1,595	—
Share-based compensation	1,512	2,569
Gift card liability	1,420	1,300
Accrued legal fees	277	192
Other	3,395	3,337
Deferred tax assets	28,171	27,337
Basis difference in fixed assets	(1,913)	(1,252)
Federal liability on state deferred tax assets	(2,559)	(2,683)
Deferred tax liabilities	(4,472)	(3,935)
Net deferred tax assets	$23,699	$23,402

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

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2013 and after, and state and local income tax returns are open for fiscal years 2012 and after.

The provision for income taxes for fiscal 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.5 million, partially offset by an increase in Work Opportunity Tax Credits.

As of January 1, 2017 and January 3, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.  As of January 1, 2017 and January 3, 2016, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands, except per share data)

Net income	$16,886	$15,297	$14,876
Weighted-average shares of common stock outstanding:
Basic	21,607	21,741	21,933
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	209	186	200
Diluted	21,816	21,927	22,133
Basic earnings per share	$0.78	$0.70	$0.68
Diluted earnings per share	$0.77	$0.70	$0.67
Antidilutive share option awards excluded from diluted calculation	199,790	480,599	513,885
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	—	165	1,208

The computation of diluted earnings per share for fiscal 2016, 2015 and 2014 does not include share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for fiscal 2015 and 2014 does not include nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards or nonvested share unit awards were antidilutive for fiscal 2016.

(12)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees.  Employee contributions are supplemented by Company contributions subject to 401(k) plan terms.  The Company recognized employer matching and profit-sharing contributions of $1.8 million, $2.0 million and $1.8 million for fiscal 2016, 2015 and 2014, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(13)	Related Party Transactions

G. Michael Brown, who retired from the Company’s Board of Directors in June 2015, is a partner of the law firm of Musick, Peeler & Garrett LLP.  From time to time, the Company retains Musick, Peeler & Garrett LLP to handle various litigation matters. The Company received services from Musick, Peeler & Garrett LLP amounting to $0.7 million and $0.7 million in fiscal 2015 and 2014, respectively. Amounts due to Musick, Peeler & Garrett LLP totaled $41,000 as of January 3, 2016.

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During each of fiscal 2016, 2015 and 2014, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.2 million, $0.3 million and $0.4 million in fiscal 2016, 2015 and 2014, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company had a recorded liability of $1.3 million and $1.5 million as of January 1, 2017 and January 3, 2016, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities.

(14)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(15)	Share-Based Compensation Plans

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (“2002 Plan”).  The 2002 Plan provided for the grant of incentive share option awards and non-qualified share option awards to the Company’s employees, directors and specified consultants. Share option awards granted under the 2002 Plan generally vested and became exercisable at the rate of 25% per year with a maximum life of ten years. Upon exercise of granted share option awards, shares are expected to be issued from new shares previously registered for the 2002 Plan. The 2002 Plan was terminated in connection with the approval of the 2007 Equity and Performance Incentive Plan, as described below. Consequently, at January 1, 2017, no shares remained available for future grant and 35,200 share option awards remained outstanding under the 2002 Plan, subject to adjustment to reflect any changes in the outstanding common stock of the Company by reason of reorganization, recapitalization, reclassification, stock combination, stock dividend, stock split, reverse stock split, spin off or other similar transaction.

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

Amendments and Restatements of 2007 Plan

On June 14, 2011 and June 10, 2016, the Company’s shareholders approved amendments and restatements of the Company’s 2007 Equity and Performance Incentive Plan (the “2011 Amendment and Restatement” and the “2016 Amendment and Restatement,” respectively, and collectively as so amended and restated, the “Amended 2007 Plan”). Neither amendment and restatement resulted in modifications to the Company’s outstanding share-based payment awards.

Generally, the 2011 Amendment and Restatement made the following revisions to the 2007 Plan:

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

Generally, the 2016 Amendment and Restatement made the following revisions to the Amended 2007 Plan:

•

the maximum number of shares of the Company’s common stock that may be issued or subject to awards under the Amended 2007 Plan was increased by 2,000,000 from the number authorized by the 2011 Amendment and Restatement, and these additional shares were registered with the Securities and Exchange Commission by the Company in January 2017;

•	the term of the Amended 2007 Plan was extended through April 19, 2026;
•	approved the continuation of the terms of Article X of the Amended 2007 Plan for purposes of Section 162(m) of the Internal Revenue Code; and
•	implemented certain technical updates and enhancements.

These principal features of the Amended 2007 Plan are not intended to be a complete discussion of all of the terms of the Amended 2007 Plan. Respective copies of the 2011 Amendment and Restatement and the 2016 Amendment and Restatement were filed in Current Reports on Form 8-K in the second quarter of fiscal 2011 and 2016.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In fiscal 2016, the Company granted 166,980 nonvested share awards and 25,200 nonvested share unit awards to directors and certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Amended 2007 Plan. No share option awards were granted in fiscal 2016. As of January 1, 2017, 477,276 shares remained available for future grant and 189,179 share option awards, 355,130 nonvested share awards and 27,750 nonvested share unit awards remained outstanding under the Amended 2007 Plan. Shares available for future grant as of January 1, 2017 do not include the shareholder-approved increase of 2,000,000 shares as part of the 2016 Amendment and Restatement because these shares were not registered until January 2017.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2016, 2015 and 2014 was $2.3 million, $2.2 million and $1.9 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million, $0.1 million and $0.1 million in fiscal 2016, 2015 and 2014, respectively, and compensation expense recognized in selling and administrative expense was $2.2 million, $2.1 million and $1.8 million in fiscal 2016, 2015 and 2014, respectively. The recognized tax benefit related to compensation expense for fiscal 2016, 2015 and 2014 was $0.9 million, $0.8 million and $0.7 million, respectively. Net income for fiscal 2016, 2015 and 2014 was reduced by $1.4 million, $1.4 million and $1.2 million, respectively, or $0.06, $0.06 and $0.05 per basic and diluted share, respectively.

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Risk-free interest rate	—	1.8%	1.8%
Expected term	—	5.8 years	5.8 years
Expected volatility	—	57.0%	57.0%
Expected dividend yield	—	2.8%	3.3%

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

No share option awards were granted in fiscal 2016. The weighted-average grant-date fair value of share option awards granted for fiscal 2015 and 2014 was $6.02 per share and $4.80 per share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2016	654,630	$15.16
Granted	—	—
Exercised	(137,161)	7.86
Forfeited or Expired	(293,090)	19.38
Outstanding at January 1, 2017	224,379	$14.13	2.81	$1,270,685
Exercisable at January 1, 2017	195,629	$14.07	2.09	$1,178,360
Vested and Expected to Vest at January 1, 2017	224,214	$14.13	2.81	$1,270,127

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $17.35 per share as of January 1, 2017, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2016, 2015 and 2014 was approximately $1.3 million, $0.2 million and $0.2 million, respectively. The total cash received from employees as a result of employee share option award exercises for fiscal 2016, 2015 and 2014 was approximately $1.0 million, $0.1 million and $0.1 million, respectively. The value of shares withheld in connection with the exercise of share option awards for fiscal 2016 was approximately $0.1 million. The actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2016, 2015 and 2014 totaled $0.5 million, $0.1 million and $0.1 million, respectively.

As of January 1, 2017, there was $0.1 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.7 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during fiscal 2016, 2015 and 2014 was $1.6 million, $1.7 million and $2.1 million, respectively. The total fair value of nonvested share unit awards which vested during fiscal 2016, 2015 and 2014 was $0.5 million, $0.1 million and $0.1 million, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share awards activity for fiscal 2016:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2016	348,490	$13.63
Granted	166,980	11.35
Vested	(138,480)	12.91
Forfeited	(21,860)	13.11
Balance at January 1, 2017	355,130	$12.86

The following table details the Company’s nonvested share unit awards activity for fiscal 2016:

	Units	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2016	43,200	$14.30
Granted	25,200	8.87
Vested	(34,200)	14.19
Forfeited	(6,450)	14.10
Balance at January 1, 2017	27,750	$9.55

The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above. The weighted-average grant-date fair value of nonvested share awards granted in fiscal 2016, 2015 and 2014 was $11.35 per share, $13.06 per share and $15.14 per share, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in fiscal 2016, 2015 and 2014 was $8.87 per share, $14.67 per share and $11.93 per share, respectively.

As of January 1, 2017, there was $3.0 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of approximately 2.3 years and 0.6 years for nonvested share awards and nonvested share unit awards, respectively.

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2016, the Company withheld 53,682 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(16)	Selected Quarterly Financial Data (unaudited)

Fiscal 2016

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)(2)	Quarter(2)	Quarter(1)
	(In thousands, except per share data)
Net sales	$234,528	$241,409	$279,015	$266,283
Gross profit	$70,965	$76,257	$89,889	$87,347
Net income (loss)	$(1,119)	$2,124	$8,187	$7,694
Basic earnings per share	$(0.05)	$0.10	$0.38	$0.36
Diluted earnings per share	$(0.05)	$0.10	$0.38	$0.35

Fiscal 2015

	First	Second	Third	Fourth
	Quarter(3)(4)	Quarter(4)	Quarter	Quarter(5)(6)
	(In thousands, except per share data)
Net sales	$243,555	$240,407	$270,130	$275,006
Gross profit	$76,684	$77,276	$85,165	$85,839
Net income	$2,314	$2,578	$6,130	$4,275
Basic earnings per share	$0.11	$0.12	$0.28	$0.20
Diluted earnings per share	$0.11	$0.12	$0.28	$0.20

(1)

The Company recorded write-offs (benefits) of $0.7 million, $0.2 million and $(0.4) million in the first quarter, second quarter and fourth quarter of fiscal 2016, respectively, related to share-based compensation. These amounts reduced (increased) net income by the same respective amounts, or $0.03, $0.01 and $(0.02) per diluted share, respectively.

(2)

The Company recorded pre-tax charges of $0.1 million and $1.1 million in the second quarter and third quarter of fiscal 2016, respectively, related to store closing costs. These charges were included in selling and administrative expense and reduced net income in the second quarter and third quarter of fiscal 2016 by $60,000, or $0.00 per diluted share, and $0.7 million, or $0.03 per diluted share, respectively.

(3)

The Company recorded pre-tax charges of $0.4 million in the first quarter of fiscal 2015 related to legal accruals. These charges were included in selling and administrative expense and reduced net income in the first quarter of fiscal 2015 by $0.2 million, or $0.01 per diluted share.

(4)

The Company recorded pre-tax charges of $0.5 million and $1.1 million in the first quarter and second quarter of fiscal 2015, respectively, related to a publicly-disclosed proxy contest. These charges were included in selling and administrative expense and reduced net income in the first quarter and second quarter of fiscal 2015 by $0.3 million, or $0.01 per diluted share, and $0.7 million, or $0.03 per diluted share, respectively.

(5)

The Company recorded pre-tax charges of $0.4 million in the fourth quarter of fiscal 2015 related to the evaluation of store growth strategies and potential profit improvement opportunities. These charges were included in selling and administrative expense and reduced net income in the fourth quarter of fiscal 2015 by $0.2 million, or $0.01 per diluted share.

(6)

The Company recorded a pre-tax non-cash impairment charge of $0.2 million in the fourth quarter of fiscal 2015 related to an underperforming store. This impairment charge was included in selling and administrative expense and reduced net income in the fourth quarter of fiscal 2015 by $0.1 million, or $0.00 per diluted share.

(17)	Subsequent Event

In the first quarter of fiscal 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 20, 2017 to stockholders of record as of March 6, 2017.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
January 1, 2017
Allowance for doubtful receivables	$61	$28		$(47)	$42
Allowance for sales returns	$1,325	$9	(1)	$—	$1,334
Inventory reserves	$6,254	$4,553		$(5,127)	$5,680

January 3, 2016
Allowance for doubtful receivables	$110	$50		$(99)	$61
Allowance for sales returns	$1,320	$5	(1)	$—	$1,325
Inventory reserves	$5,349	$6,556		$(5,651)	$6,254

December 28, 2014
Allowance for doubtful receivables	$105	$24		$(19)	$110
Allowance for sales returns	$1,436	$(116)	(1)	$—	$1,320
Inventory reserves	$5,282	$5,139		$(5,072)	$5,349

(1)	Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (17)

4.1	Specimen of Common Stock Certificate. (2)

10.1	2002 Stock Incentive Plan. (3)

10.2	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)

10.3	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (14)

10.4	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)

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

10.13	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp. (8)

10.14	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with Steven G. Miller with the 2002 Stock Incentive Plan. (9)

10.15	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2002 Stock Incentive Plan. (9)

10.16	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp. (10)

10.17	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (11)

10.18	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2016). (20)

10.19	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan. (12)

10.20	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan. (13)

E-1

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

Exhibit Number	Exhibit Description

10.21

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan. (15)

10.22	Settlement Agreement, dated April 30, 2015, by and among the persons and entities listed on Schedule A thereto, Big 5 Sporting Goods Corporation, Dominic P. DeMarco and Nicholas Donatiello, Jr. (16)

10.23

Amendment to Settlement Agreement, dated March 4, 2016, by and among persons and entities listed on Schedule A thereto, Big 5 Sporting Goods Corporation, Dominic P. DeMarco and Nicholas Donatiello, Jr. (19)

10.24

Second Amendment to Settlement Agreement, dated October 10, 2016, by and among the persons and entities listed on Schedule A thereto, Big 5 Sporting Goods Corporation, Dominic P. DeMarco and Nicholas Donatiello, Jr. (21)

10.25	Form of Change of Control Severance Agreement, dated as of August 5, 2015. (18)

14.1	Code of Business Conduct and Ethics. (4)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (22)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (22)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (22)

32.1	Section 1350 Certification of Chief Executive Officer. (22)

32.2	Section 1350 Certification of Chief Financial Officer. (22)

101.INS	XBRL Instance Document. (22)

101.SCH	XBRL Taxonomy Extension Schema Document. (22)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (22)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (22)

101.LAB	XBRL Taxonomy Label Linkbase Document. (22)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (22)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 12, 2004.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2011.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 20, 2013.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.
(13)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.

E-2

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

(continued)

(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on May 1, 2015.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on July 10, 2015.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on October 28, 2015.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 7, 2016.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 14, 2016.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on October 11, 2016.
(22)	Filed herewith.

E-3