Form 10-Q
period 2017-04-02
BIG 5 SPORTING GOODS Corp
filed 2017-05-03
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 22,153,826 shares of common stock, with a par value of $0.01 per share outstanding as of April 27, 2017.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$5,909	$7,895
Accounts receivable, net of allowances of $43 and $42, respectively	10,484	12,200
Merchandise inventories, net	296,529	294,319
Prepaid expenses	9,811	10,085
Total current assets	322,733	324,499
Property and equipment, net	77,013	78,420
Deferred income taxes	21,913	23,699
Other assets, net of accumulated amortization of $1,464 and $1,420, respectively	2,560	2,528
Goodwill	4,433	4,433
Total assets	$428,652	$433,579
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,584	$109,314
Accrued expenses	66,963	76,887
Current portion of capital lease obligations	1,376	1,326
Total current liabilities	169,923	187,527
Deferred rent, less current portion	16,491	17,028
Capital lease obligations, less current portion	1,957	1,999
Long-term debt	21,809	10,000
Other long-term liabilities	11,668	11,988
Total liabilities	221,848	228,542
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,929,642 and 24,784,367 shares, respectively; outstanding 22,153,826 and 22,012,651 shares, respectively	249	248
Additional paid-in capital	114,589	114,797
Retained earnings	126,390	124,363
Less: Treasury stock, at cost; 2,775,816 and 2,771,716 shares, respectively	(34,424)	(34,371)
Total stockholders' equity	206,804	205,037
Total liabilities and stockholders' equity	$428,652	$433,579

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	April 2, 2017	April 3, 2016
Net sales	$252,604	$234,528
Cost of sales	168,982	163,563
Gross profit	83,622	70,965
Selling and administrative expense	74,644	71,219
Operating income (loss)	8,978	(254)
Interest expense	268	452
Income (loss) before income taxes	8,710	(706)
Income taxes	3,384	413
Net income (loss)	$5,326	$(1,119)
Earnings per share:
Basic	$0.25	$(0.05)
Diluted	$0.24	$(0.05)
Dividends per share	$0.15	$0.125
Weighted-average shares of common stock outstanding:
Basic	21,683	21,583
Diluted	21,916	21,583

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2016	21,917,982	$246	$112,236	$118,998	$(32,649)	$198,831
Net loss	—	—	—	(1,119)	—	(1,119)
Dividends on common stock ($0.125 per share)	—	—	—	(2,739)	—	(2,739)
Issuance of nonvested share awards	162,780	2	(2)	—	—	—
Exercise of share option awards	1,075	—	7	—	—	7
Share-based compensation	—	—	639	—	—	639
Tax deficiency from share-based awards activity	—	—	(222)	—	—	(222)
Forfeiture of nonvested share awards	(1,185)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,682)	(1)	(612)	—	—	(613)
Purchases of treasury stock	(3,900)	—	—	—	(37)	(37)
Balance as of April 3, 2016	22,023,070	$247	$112,046	$115,140	$(32,686)	$194,747

Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037
Net income	—	—	—	5,326	—	5,326
Dividends on common stock ($0.15 per share)	—	—	—	(3,299)	—	(3,299)
Issuance of nonvested share awards	198,912	2	(2)	—	—	—
Exercise of share option awards	2,650	—	14	—	—	14
Share-based compensation	—	—	584	—	—	584
Forfeiture of nonvested share awards	(2,275)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(54,012)	(1)	(804)	—	—	(805)
Purchases of treasury stock	(4,100)	—	—	—	(53)	(53)
Balance as of April 2, 2017	22,153,826	$249	$114,589	$126,390	$(34,424)	$206,804

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Net income (loss)	$5,326	$(1,119)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,743	4,686
Share-based compensation	584	639
Excess tax benefit related to share-based awards	—	(51)
Amortization of debt issuance costs	44	43
Deferred income taxes	1,786	2,563
Changes in operating assets and liabilities:
Accounts receivable, net	1,716	1,909
Merchandise inventories, net	(2,210)	13,015
Prepaid expenses and other assets	198	(1,080)
Accounts payable	(3,926)	38
Accrued expenses and other long-term liabilities	(9,338)	(11,001)
Net cash (used in) provided by operating activities	(1,077)	9,642

Cash flows from investing activities:
Purchases of property and equipment	(4,369)	(3,162)
Net cash used in investing activities	(4,369)	(3,162)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	70,108	57,655
Principal payments under revolving credit facility	(58,299)	(55,932)
Changes in book overdraft	(3,744)	(5,106)
Principal payments under capital lease obligations	(370)	(354)
Proceeds from exercise of share option awards	14	7
Excess tax benefit related to share-based awards	—	51
Purchases of treasury stock	(53)	(37)
Tax withholding payments for share-based compensation	(805)	(613)
Dividends paid	(3,391)	(2,824)
Net cash provided by (used in) financing activities	3,460	(7,153)

Net decrease in cash	(1,986)	(673)

Cash at beginning of period	7,895	7,119

Cash at end of period	$5,909	$6,446

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$378	$—
Property and equipment additions unpaid	$765	$2,038

Supplemental disclosures of cash flow information:
Interest paid	$234	$445
Income taxes paid	$—	$422

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of April 2, 2017. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2017 included in the Company’s Annual Report on Form 10-K.  In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2017 is comprised of 52 weeks and ends on December 31, 2017. Fiscal year 2016 was comprised of 52 weeks and ended on January 1, 2017. The fiscal interim periods in fiscal 2017 and 2016 are each comprised of 13 weeks.

Recently Adopted Accounting Updates

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard in the first quarter of fiscal 2017, coinciding with the standard’s effective date, and has applied the effects of the adoption from the beginning of the annual period of adoption through the 13 weeks ended April 2, 2017, as follows:

•

Excess tax benefits or deficiencies are applied prospectively and recorded as a component of the income tax provision in the first quarter of fiscal 2017 interim condensed consolidated statement of operations. Such amounts were previously recognized in additional paid-in capital, to the extent that there was a sufficient additional paid-in capital pool related to previously-recognized tax benefits, on the Company’s consolidated balance sheets. No prior periods have been adjusted.

•

The Company had no unrecognized tax benefits related to its share-based payment awards at the adoption date. Therefore, no cumulative-effect adjustment to retained earnings was required as of the adoption date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•

Earnings per share amounts presented in the first quarter of fiscal 2017 interim condensed consolidated statement of operations have been adjusted prospectively, and exclude the impact of assumed proceeds from tax benefits under the treasury stock method, since such amounts are now included as a component of the income tax provision and are no longer recognized in additional paid-in capital on the Company’s consolidated balance sheet. No prior periods have been adjusted.

•

Excess tax benefits no longer represent financing activities since they are recognized in the first quarter of fiscal 2017 interim condensed consolidated statement of operations; therefore, excess tax benefits have been classified as operating activities in the first quarter of fiscal 2017 interim condensed consolidated statement of cash flows. The ASU eliminated the requirement to reclassify excess tax benefits from operating activities to financing activities. The Company elected to apply the change in presentation prospectively, and no prior periods have been adjusted.

•	The Company elected to continue to estimate the total number of awards for which the service period will not be rendered, which resulted in no change to the Company’s Interim Financial Statements.
•

The Company currently presents cash payments to taxing authorities in connection with shares withheld to meet statutory tax withholding requirements as a financing activity, which resulted in no change to the Company’s Interim Financial Statements.

The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Updates

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further clarified and amended in 2015 and 2016, and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted. The Company plans to adopt this standard retrospectively with the cumulative effect of initially applying this ASU recognized in the first quarter of fiscal 2018, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, the Company has identified potential impacts to sales returns, gift cards, certain promotional programs and certain new required disclosures. It is not expected that this standard will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of ASU No. 2016-02 is permitted. The Company plans to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize on the balance sheet all leases with remaining lease terms greater than 12 months. It is expected that this standard will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the goodwill impairment test. The new ASU requires application of a one-step quantitative test, and recognition of the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and shall be applied prospectively. Early application of ASU No. 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt this standard in the first quarter of fiscal 2020, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, it is not expected that this standard will have a material impact on the Company’s consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities as of the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, and goodwill; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company does not sell gift cards that carry expiration dates. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the first quarter of fiscal 2017). The Company recognized approximately $111,000 and $112,000 in gift card breakage revenue for the 13 weeks ended April 2, 2017 and April 3, 2016, respectively. The Company had outstanding gift card liabilities of $4.4 million and $5.3 million as of April 2, 2017 and January 1, 2017, respectively, which are included in accrued expenses.

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

The Company determines the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin and operating expense for each store under evaluation for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins and operating expense in relation to the current economic environment and future expectations, competitive factors in the various markets and inflation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

The Company recognized no impairment charges in the first quarter of fiscal 2017 or 2016.

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

Store closing costs primarily include lease termination costs for leases that expire in fiscal years 2017 through 2019. The following table summarizes the activity for the Company’s store closing reserves:

Lease Termination Costs
(In thousands)
Balance at January 1, 2017	$788
Store closing costs	(30)
Payments	(374)
Balance at April 2, 2017	$384

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

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	April 2, 2017	January 1, 2017
	(In thousands)
Payroll and related expense	$21,160	$24,224
Occupancy expense	11,027	10,981
Sales tax	8,101	11,376
Other	26,675	30,306
Accrued expenses	$66,963	$76,887

(6)	Long-Term Debt

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

As of April 2, 2017, the Company had long-term revolving credit borrowings of $21.8 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $10.0 million and letter of credit commitments of $0.5 million as of January 1, 2017. Total remaining borrowing availability, after subtracting letters of credit, was $117.7 million and $129.5 million as of April 2, 2017 and January 1, 2017, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of April 2, 2017 and January 1, 2017, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2013 and after, and state and local income tax returns are open for fiscal years 2012 and after.

The provision for income taxes for the first quarter of fiscal 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.7 million, partially offset by an increase in Work Opportunity Tax Credits.

As of April 2, 2017 and January 1, 2017, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of April 2, 2017 and January 1, 2017, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 2, 2017	April 3, 2016
	(In thousands, except per share data)

Net income (loss)	$5,326	$(1,119)
Weighted-average shares of common stock outstanding:
Basic	21,683	21,583
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	233	—
Diluted	21,916	21,583
Basic earnings per share	$0.25	$(0.05)
Diluted earnings per share	$0.24	$(0.05)
Antidilutive share option awards excluded from diluted calculation	89	455
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	—	117

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The computation of diluted earnings per share for the 13 weeks ended April 2, 2017 excludes share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. No nonvested share awards or nonvested share unit awards were antidilutive for the 13 weeks ended April 2, 2017. The computation of diluted earnings per share for the 13 weeks ended April 3, 2016 excludes all potential share option awards, nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such awards would result in higher earnings per share).

(9)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “Amended 2007 Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $0.6 million in share-based compensation expense for the first quarter of fiscal 2017 and 2016, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first quarter of fiscal 2017 and 2016.

As of April 2, 2017, there was $0.1 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.6 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company have historically vested from the date of grant in four equal annual installments of 25% per year. In accordance with the Company’s Director Compensation Program, nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors vest 100% on the first anniversary of the grant date.

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2017 and 2016 was $1.9 million and $1.5 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2017 and 2016.

The Company granted 186,800 and 162,780 nonvested share awards in the first quarter of fiscal 2017 and 2016, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2017 and 2016 was $14.90 and $11.41, respectively. No nonvested share unit awards were granted during the first quarter of fiscal 2017 and 2016.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share awards activity for the 13 weeks ended April 2, 2017:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2017	355,130	$12.86
Granted	186,800	14.90
Vested	(129,935)	13.55
Forfeited	(2,275)	12.65
Balance at April 2, 2017	409,720	$13.58

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2017, the Company withheld 54,012 common shares with a total value of $0.8 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of April 2, 2017, there was $5.2 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 3.0 years and 0.4 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

In the second quarter of fiscal 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on June 15, 2017 to stockholders of record as of June 1, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of April 2, 2017, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended April 2, 2017 and April 3, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of January 1, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Los Angeles, California

May 3, 2017

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2017 includes 52 weeks and ends on December 31, 2017. Fiscal 2016 included 52 weeks and ended on January 1, 2017. The fiscal interim periods in fiscal 2017 and 2016 are each comprised of 13 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of April 2, 2017. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the first quarter of fiscal 2017 increased compared to the first quarter of fiscal 2016 primarily due to the favorable impact of higher net sales and improved merchandise margins, partially offset by higher selling and administrative expense. Same store sales increased 7.9% for the 13 weeks ended April 2, 2017, versus the comparable 13-week period in the prior year.

•

Net sales for the first quarter of fiscal 2017 increased 7.7% to $252.6 million compared to $234.5 million for the first quarter of fiscal 2016. The increase in net sales was primarily attributable to an increase in same store sales and added sales from new stores opened since January 3, 2016, partially offset by a reduction in sales from closed stores. Net and same store sales benefited from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, along with more favorable weather conditions. Net and same store sales comparisons year over year also reflect the benefit of a calendar shift related to the Easter holiday, during which our stores are closed, from the first quarter in fiscal 2016 to the second quarter in fiscal 2017. For the first quarter of fiscal 2017, same store sales comparisons increased for all major merchandise categories of hardgoods, footwear and apparel.

•

Net income for the first quarter of fiscal 2017 was $5.3 million, or $0.24 per diluted share, compared to a net loss of $1.1 million, or $(0.05) per basic share, for the first quarter of fiscal 2016. The higher net income was driven primarily by increased gross profit resulting from higher net sales and improved merchandise margins, partially offset by higher selling and administrative expense.

•

Gross profit for the first quarter of fiscal 2017 represented 33.1% of net sales, compared with 30.3% in the first quarter of the prior year. The increase in gross profit margin resulted mainly from higher merchandise margins as well as lower store occupancy and distribution expense as a percentage of net sales.

•

Selling and administrative expense for the first quarter of fiscal 2017 increased 4.8% to $74.6 million, or 29.5% of net sales, compared to $71.2 million, or 30.4% of net sales, for the first quarter of fiscal 2016. The increase in selling and administrative expense was primarily attributable to higher employee labor and benefit-related expense.

•	Operating cash flow used in the first quarter of fiscal 2017 was $1.1 million compared to operating cash flow provided in the first quarter of fiscal 2016 of $9.6 million.
•	Capital expenditures for the first quarter of fiscal 2017 increased to $4.4 million from $3.2 million for the first quarter of fiscal 2016.
•	The balance under our revolving credit facility was $21.8 million as of April 2, 2017, compared with $56.6 million as of April 3, 2016 and $10.0 million as of January 1, 2017.
•	We paid cash dividends in the first quarter of fiscal 2017 of $3.4 million, or $0.15 per share, compared with $2.8 million, or $0.125 per share, in the first quarter of fiscal 2016.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended April 2, 2017 Compared to 13 Weeks Ended April 3, 2016

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 2, 2017		April 3, 2016
	(Dollars in thousands)
Net sales	$252,604	100.0%	$234,528	100.0%
Cost of sales (1)	168,982	66.9	163,563	69.7
Gross profit	83,622	33.1	70,965	30.3
Selling and administrative expense (2)	74,644	29.5	71,219	30.4
Operating income (loss)	8,978	3.6	(254)	(0.1)
Interest expense	268	0.1	452	0.2
Income (loss) before income taxes	8,710	3.5	(706)	(0.3)
Income taxes	3,384	1.3	413	0.2
Net income (loss)	$5,326	2.2%	$(1,119)	(0.5)%

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

Net Sales. Net sales increased by $18.1 million, or 7.7%, to $252.6 million in the first quarter ended April 2, 2017 from $234.5 million in the first quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $18.1 million, or 7.9%, for the 13 weeks ended April 2, 2017, versus the comparable 13-week period in the prior year. Our higher same store sales reflected the benefit from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, along with more favorable weather conditions, which contributed to increased sales across all of our major merchandise categories. We expect to cycle the benefit of this competitive rationalization in the third quarter of fiscal 2017, which could impact year-over-year sales comparisons for the second half of fiscal 2017. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•	A reduction in sales from closed stores was largely offset by added sales from new stores opened since January 3, 2016.
•

We experienced increased customer transactions that reflected the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. We also achieved a higher average sale per transaction in the first quarter of fiscal 2017 compared to the same period last year, which partially reflected an ongoing shift to more branded products.

•

Net and same store sales comparisons year over year reflect the benefit of a calendar shift related to the Easter holiday, during which our stores are closed, from the first quarter in fiscal 2016 to the second quarter in fiscal 2017.

Store count as of April 2, 2017 was 431 versus 434 as of April 3, 2016. We opened one store, which was a relocation, and closed two stores, one of which was a relocation, in the 13 weeks ended April 2, 2017. We closed four stores, one of which was a relocation, in the 13 weeks ended April 3, 2016. For fiscal 2017, we anticipate opening approximately eight new stores and closing approximately three stores.

Gross Profit. Gross profit increased by $12.6 million, or 17.7%, to $83.6 million, or 33.1% of net sales, in the 13 weeks ended April 2, 2017, from $71.0 million, or 30.3% of net sales, in the 13 weeks ended April 3, 2016. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $18.1 million, or 7.7%, compared with the first quarter of last year.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 228 basis points compared with the first quarter of last year. This increase reflected a shift in sales mix driven primarily by strong demand for winter products as a result of favorable weather conditions, combined with the positive impact of lower clearance activity and reduced promotional activities that resulted from competitive store closures in our markets in fiscal 2016.

•

Distribution expense decreased by $0.1 million, or a favorable 37 basis points, in the first quarter of fiscal 2017 compared to the prior year, resulting primarily from higher costs capitalized into inventory as well as lower trucking expense, partially offset by higher employee labor and benefit-related expense.

•

Store occupancy expense increased by $0.8 million year over year in the first quarter of fiscal 2017 due primarily to lease renewals for existing stores. Store occupancy expense as a percentage of sales decreased by a favorable 39 basis points.

Selling and Administrative Expense. Selling and administrative expense increased by $3.4 million to $74.6 million, or 29.5% of net sales, in the 13 weeks ended April 2, 2017 from $71.2 million, or 30.4% of net sales, in the first quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•

Administrative expense increased by $2.2 million, primarily attributable to higher employee benefit-related expense of $1.2 million and higher expense associated with various IT-related systems and services of $0.3 million.

•

Store-related expense, excluding occupancy, increased by $1.9 million due primarily to higher employee labor expense, as well as expense related to credit card fees and IT-related systems and services. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. California previously enacted a minimum wage rate increase from $8.00 to $10.00 per hour, which was implemented in two separate increments with the first increase of $1.00 per hour effective in July 2014 and the second increase of $1.00 per hour effective in January 2016. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2017 caused our labor expense to increase by approximately $0.3 million for the first quarter of fiscal 2017.

•	Advertising expense for the first quarter of fiscal 2017 decreased by $0.6 million due primarily to lower newspaper advertising.

Interest Expense. Interest expense decreased by $0.2 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, primarily resulting from a decrease in average debt levels to $19.2 million in the first quarter of fiscal 2017 from $60.5 million in the same period last year.

Income Taxes. The provision for income taxes was $3.4 million for the 13 weeks ended April 2, 2017 and $0.4 million for the 13 weeks ended April 3, 2016, primarily due to higher pre-tax income in the first quarter of fiscal 2017. Our effective tax rate was 38.9% for the first quarter of fiscal 2017. The provision for income taxes for the first quarter of fiscal 2016 reflected the write-off of deferred tax assets related to share-based compensation of $0.7 million.

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

As of April 2, 2017, we had $5.9 million of cash compared with $6.4 million as of April 3, 2016. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(1,077)	$9,642
Investing activities	(4,369)	(3,162)
Financing activities	3,460	(7,153)
Net decrease in cash	$(1,986)	$(673)

Operating Activities. Net cash used in operating activities for the first quarter of fiscal 2017 was $1.1 million, and net cash provided by operating activities for the first quarter of fiscal 2016 was $9.6 million, respectively. The decrease in cash flow from operating activities for the first quarter of fiscal 2017 compared to the same period last year primarily reflects an increase of merchandise inventory in the current year compared with a decrease of merchandise inventory in the prior year, combined with the timing of payments for purchases of merchandise inventory resulting in a decrease in accounts payable balances during the first quarter of fiscal 2017 compared with a slight increase in accounts payable balances in the first quarter of fiscal 2016. This increased funding of merchandise inventory was partially offset by higher net income in the first quarter of fiscal 2017.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2017 and 2016 was $4.4 million and $3.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The increase primarily reflects the increased funding of store upgrades and remodeling.

Financing Activities. Net cash provided by financing activities for the first quarter of fiscal 2017 was $3.5 million, and net cash used in financing activities for the first quarter of fiscal 2016 was $7.2 million, respectively. For the first quarter of fiscal 2017, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments. For the first quarter of fiscal 2016, net cash was used primarily to fund debt and dividend payments.

As of April 2, 2017, we had revolving credit borrowings of $21.8 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $10.0 million and letter of credit commitments of $0.5 million outstanding as of January 1, 2017 and revolving credit borrowings of $56.6 million and letter of credit commitments of $0.5 million outstanding as of April 3, 2016.

In the first nine months of fiscal 2016 we paid quarterly cash dividends of $0.125 per share of outstanding common stock, and in the fourth quarter of fiscal 2016 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock, for an annual rate of $0.525 per share. In the first quarter of fiscal 2017 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock. In the second quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on June 15, 2017 to stockholders of record as of June 1, 2017.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. This program replaced the previous share repurchase program, under which $2.9 million remained available for repurchases. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. In the first quarter of fiscal 2017, we repurchased 4,100 shares of common stock for $53,000. In the first quarter of fiscal 2016, we repurchased 3,900 shares of common stock for $37,000. Since the inception of our initial share repurchase program in May 2006 through April 2, 2017, we have repurchased a total of 2,661,606 shares for $33.7 million. As of April 2, 2017, a total of $23.4 million remained available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $117.7 million and $129.5 million as of April 2, 2017 and January 1, 2017, respectively.

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

Future Capital Requirements. We had cash on hand of $5.9 million as of April 2, 2017. We expect capital expenditures for fiscal 2017, excluding non-cash acquisitions, to range from approximately $18.0 million to $22.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. For fiscal 2017, we anticipate opening approximately eight new stores and closing approximately three stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the second quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on June 15, 2017 to stockholders of record as of June 1, 2017.

In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. As of April 2, 2017, a total of $23.4 million remained available under the current share repurchase program.

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

Issued and outstanding letters of credit were $0.5 million as of April 2, 2017, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, is a discussion of our future obligations and commitments as of January 1, 2017. In the first quarter of fiscal 2017, our revolving credit borrowings increased by $11.8 million from the end of fiscal 2016. We entered into new operating lease agreements in relation to our business operations during the first quarter of fiscal 2017. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of January 1, 2017.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the first quarter of fiscal 2017.

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

In fiscal 2016, and during the first quarter of fiscal 2017, the impact of inflation was minimal. We continue to evolve our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of April 2, 2017, our interest expense would change approximately $0.2 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of April 2, 2017.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 2, 2017, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A.  Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended April 2, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
January 2 – January 29	—	$—	—	$23,428,000
January 30 – February 26	4,100	$13.00	4,100	$23,375,000
February 27 – April 2	54,012	$—	—	$23,375,000
Total	58,112		4,100	$23,375,000

(1)

The Company withheld 54,012 shares of Company common stock at an average price of $14.90 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s amended and restated 2007 Equity and Performance Incentive Plan.

(2)

In the third quarter of fiscal 2016, the Company’s Board of Directors authorized the current share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $2.9 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s current share repurchase program. Under the current authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through April 2, 2017, the Company has repurchased a total of 2,661,606 shares for $33.7 million. As of April 2, 2017, a total of $23.4 million remained available for share repurchases under the current share repurchase program.

(3)

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

(4)	This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 3, 2017	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 3, 2017	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)