Form 10-Q
period 2017-07-02
BIG 5 SPORTING GOODS Corp
filed 2017-08-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

There were 21,872,545 shares of common stock, with a par value of $0.01 per share outstanding as of July 25, 2017.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$6,628	$7,895
Accounts receivable, net of allowances of $40 and $42, respectively	12,125	12,200
Merchandise inventories, net	328,716	294,319
Prepaid expenses	11,531	10,085
Total current assets	359,000	324,499
Property and equipment, net	77,438	78,420
Deferred income taxes	21,640	23,699
Other assets, net of accumulated amortization of $1,508 and $1,420, respectively	2,656	2,528
Goodwill	4,433	4,433
Total assets	$465,167	$433,579
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116,433	$109,314
Accrued expenses	61,847	76,887
Current portion of capital lease obligations	1,698	1,326
Total current liabilities	179,978	187,527
Deferred rent, less current portion	16,096	17,028
Capital lease obligations, less current portion	2,890	1,999
Long-term debt	47,920	10,000
Other long-term liabilities	11,501	11,988
Total liabilities	258,385	228,542
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,921,672 and 24,784,367 shares, respectively; outstanding 22,139,456 and 22,012,651 shares, respectively	249	248
Additional paid-in capital	115,189	114,797
Retained earnings	125,851	124,363
Less: Treasury stock, at cost; 2,782,216 and 2,771,716 shares, respectively	(34,507)	(34,371)
Total stockholders' equity	206,782	205,037
Total liabilities and stockholders' equity	$465,167	$433,579

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$243,671	$241,409	$496,275	$475,937
Cost of sales	164,363	165,152	333,345	328,715
Gross profit	79,308	76,257	162,930	147,222
Selling and administrative expense	74,188	72,259	148,832	143,478
Operating income	5,120	3,998	14,098	3,744
Interest expense	380	429	648	881
Income before income taxes	4,740	3,569	13,450	2,863
Income taxes	1,962	1,445	5,346	1,858
Net income	$2,778	$2,124	$8,104	$1,005
Earnings per share:
Basic	$0.13	$0.10	$0.37	$0.05
Diluted	$0.13	$0.10	$0.37	$0.05
Dividends per share	$0.15	$0.125	$0.30	$0.25
Weighted-average shares of common stock outstanding:
Basic	21,746	21,646	21,715	21,614
Diluted	21,871	21,740	21,923	21,784

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2016	21,917,982	$246	$112,236	$118,998	$(32,649)	$198,831
Net income	—	—	—	1,005	—	1,005
Dividends on common stock ($0.25 per share)	—	—	—	(5,490)	—	(5,490)
Issuance of nonvested share awards	166,980	2	(2)	—	—	—
Exercise of share option awards	1,075	—	7	—	—	7
Share-based compensation	—	—	1,263	—	—	1,263
Tax deficiency from share-based awards activity	—	—	(222)	—	—	(222)
Forfeiture of nonvested share awards	(4,095)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,682)	(1)	(612)	—	—	(613)
Purchases of treasury stock	(3,900)	—	—	—	(37)	(37)
Balance as of July 3, 2016	22,024,360	$247	$112,670	$114,513	$(32,686)	$194,744

Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037
Net income	—	—	—	8,104	—	8,104
Dividends on common stock ($0.30 per share)	—	—	—	(6,616)	—	(6,616)
Issuance of nonvested share awards	203,112	2	(2)	—	—	—
Exercise of share option awards	4,150	—	28	—	—	28
Share-based compensation	—	—	1,170	—	—	1,170
Forfeiture of nonvested share awards	(15,945)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(54,012)	(1)	(804)	—	—	(805)
Purchases of treasury stock	(10,500)	—	—	—	(136)	(136)
Balance as of July 2, 2017	22,139,456	$249	$115,189	$125,851	$(34,507)	$206,782

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Net income	$8,104	$1,005
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,473	9,322
Share-based compensation	1,170	1,263
Excess tax benefit related to share-based awards	—	(52)
Amortization of debt issuance costs	88	88
Deferred income taxes	2,059	1,851
Changes in operating assets and liabilities:
Accounts receivable, net	75	866
Merchandise inventories, net	(34,397)	(5,089)
Prepaid expenses and other assets	(1,662)	(2,050)
Accounts payable	11,361	18,500
Accrued expenses and other long-term liabilities	(15,673)	(9,302)
Net cash (used in) provided by operating activities	(19,402)	16,402

Cash flows from investing activities:
Purchases of property and equipment	(7,153)	(6,813)
Net cash used in investing activities	(7,153)	(6,813)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	135,281	107,252
Principal payments under revolving credit facility	(97,361)	(104,711)
Changes in book overdraft	(4,311)	(4,252)
Principal payments under capital lease obligations	(746)	(726)
Proceeds from exercise of share option awards	28	7
Excess tax benefit related to share-based awards	—	52
Purchases of treasury stock	(136)	(37)
Tax withholding payments for share-based compensation	(805)	(613)
Dividends paid	(6,662)	(5,535)
Net cash provided by (used in) financing activities	25,288	(8,563)

Net (decrease) increase in cash	(1,267)	1,026

Cash at beginning of period	7,895	7,119

Cash at end of period	$6,628	$8,145

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,009	$—
Property and equipment additions unpaid	$1,505	$1,438

Supplemental disclosures of cash flow information:
Interest paid	$469	$833
Income taxes paid	$8,309	$555

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 433 stores and an e-commerce platform as of July 2, 2017. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Recently Adopted Accounting Updates

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard in the first quarter of fiscal 2017, coinciding with the standard’s effective date, and has applied the effects of the adoption from the beginning of fiscal 2017, as follows:

•

Excess tax benefits or deficiencies are applied prospectively and recorded as a component of the income tax provision in the fiscal 2017 interim condensed consolidated statement of operations. Such amounts were previously recognized in additional paid-in capital, to the extent that there was a sufficient additional paid-in capital pool related to previously-recognized tax benefits, on the Company’s consolidated balance sheets. No prior periods have been adjusted.

•

The Company had no unrecognized tax benefits related to its share-based payment awards at the adoption date. Therefore, no cumulative-effect adjustment to retained earnings was required as of the adoption date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•

Earnings per share amounts presented in the fiscal 2017 interim condensed consolidated statement of operations have been adjusted prospectively, and exclude the impact of assumed proceeds from tax benefits under the treasury stock method, since such amounts are now included as a component of the income tax provision and are no longer recognized in additional paid-in capital on the Company’s consolidated balance sheet. No prior periods have been adjusted.

•

Excess tax benefits no longer represent financing activities since they are recognized in the fiscal 2017 interim condensed consolidated statement of operations; therefore, excess tax benefits have been classified as operating activities in the fiscal 2017 interim condensed consolidated statement of cash flows. The ASU eliminated the requirement to reclassify excess tax benefits from operating activities to financing activities. The Company elected to apply the change in presentation prospectively, and no prior periods have been adjusted.

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

Recently Issued Accounting Updates

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further clarified and amended in 2015 and 2016, and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted. The Company plans to adopt this standard retrospectively with the cumulative effect of initially applying this ASU recognized in the first quarter of fiscal 2018, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, the Company has identified potential impacts to sales returns, gift cards, certain promotional programs and certain new required disclosures. The Company is in the process of analyzing its revenue streams for the areas discussed above, and currently does not expect that this standard will have a material impact on the Company’s consolidated financial statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company does not sell gift cards that carry expiration dates. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the second quarter of fiscal 2017). The Company recognized approximately $111,000 and $223,000 in gift card breakage revenue for the 13 and 26 weeks ended July 2, 2017, respectively, compared to approximately $112,000 and $225,000 in gift card breakage revenue for the 13 and 26 weeks ended July 3, 2016, respectively. The Company had outstanding gift card liabilities of $4.3 million and $5.3 million as of July 2, 2017 and January 1, 2017, respectively, which are included in accrued expenses.

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

The Company recognized no impairment charges in the first half of fiscal 2017 or 2016.

Leases and Deferred Rent

The Company accounts for its leases under the provisions of ASC 840, Leases.

The Company evaluates and classifies its leases as either operating or capital leases for financial reporting purposes. Operating lease commitments consist principally of leases for the Company’s retail store facilities, distribution center, corporate office, IT systems hardware and distribution center delivery tractors. Capital lease obligations consist principally of leases for some of the Company’s IT systems hardware.

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

Store closing costs primarily include lease termination costs for leases that expire in January 2018. The following table summarizes the activity for the Company’s store closing reserves:

Lease Termination Costs
(In thousands)
Balance at January 1, 2017	$788
Store closing costs	(165)
Payments	(428)
Balance at July 2, 2017	$195

Store closing cost activity in the first half of fiscal 2017 reflects the early termination of two store leases that resulted in settlement of their lease obligations for less than the amounts originally recorded.

Accrued store closing costs is recorded in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheet.

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

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	July 2, 2017	January 1, 2017
	(In thousands)
Payroll and related expense	$22,441	$24,224
Occupancy expense	10,020	10,981
Sales tax	7,042	11,376
Other	22,344	30,306
Accrued expenses	$61,847	$76,887

(6)	Long-Term Debt

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

As of July 2, 2017, the Company had long-term revolving credit borrowings of $47.9 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $10.0 million and letter of credit commitments of $0.5 million as of January 1, 2017. Total remaining borrowing availability, after subtracting letters of credit, was $91.6 million and $129.5 million as of July 2, 2017 and January 1, 2017, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of July 2, 2017 and January 1, 2017, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2013 and after, and state and local income tax returns are open for fiscal years 2012 and after.

The provision for income taxes for the 13 and 26 weeks ended July 3, 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.2 million and $0.8 million, respectively.

As of July 2, 2017 and January 1, 2017, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of July 2, 2017 and January 1, 2017, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands, except per share data)

Net income	$2,778	$2,124	$8,104	$1,005
Weighted-average shares of common stock outstanding:
Basic	21,746	21,646	21,715	21,614
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	125	94	208	170
Diluted	21,871	21,740	21,923	21,784
Basic earnings per share	$0.13	$0.10	$0.37	$0.05
Diluted earnings per share	$0.13	$0.10	$0.37	$0.05
Antidilutive share option awards excluded from diluted calculation	71	182	84	282
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	3	365	—	—

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The computation of diluted earnings per share for the 13 and 26 weeks ended July 2, 2017 and July 3, 2016 excludes share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the periods presented excludes nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(9)	Commitments and Contingencies

In February 2008, the Company entered into a lease for a parcel of land with an existing building adjacent to its corporate headquarters location, including a parking lot currently used by the Company (the “premises”). The lease term commenced in 2009 and the primary term was originally scheduled to expire on February 28, 2019, subject to renewal for six successive periods of five years each. In accordance with terms of the lease agreement, the Company is committed to the construction of a new retail building on the premises before the primary term expires, regardless of whether or not any renewal options are exercised. In May 2017, the Company entered into an amendment to the lease to, among other things, extend the primary lease term, and consequently the construction deadline, to a date between February 29, 2020, and June 30, 2020, the exact date to be determined as described in more detail below. Such extension required a non-refundable payment of $40,000, which the Company made concurrently with execution of the amendment. The amendment further sets forth the Company’s intent to enter into a purchase and sale agreement, whereby the Company would have the right to purchase the premises for $4.5 million, subject to a 120-day due diligence period. If consummation of the sale fails to occur by June 30, 2018, then the Company’s lease would remain in full force and effect, including the construction deadline, which would be the later of (a) February 29, 2020, or (b) the earlier of (i) two (2) years after the date that the purchase and sale agreement is terminated, or (ii) June 30, 2020. The Company is currently in the process of negotiating the purchase and sale agreement with the owner of the premises.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “Amended 2007 Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $1.2 million in share-based compensation expense for the 13 and 26 weeks ended July 2, 2017, respectively, compared to $0.6 million and $1.3 million in share-based compensation expense for the 13 and 26 weeks ended July 3, 2016, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first half of fiscal 2017 and 2016.

As of July 2, 2017, there was $0.1 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.8 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first half of fiscal 2017 and 2016 was

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

$2.0 million and $1.6 million, respectively. The total fair value of nonvested share unit awards which vested during the first half of fiscal 2017 and 2016 was $0.3 million and $0.5 million, respectively.

The Company granted 191,000 and 166,980 nonvested share awards in the first half of fiscal 2017 and 2016, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2017 and 2016 was $14.88 and $11.35, respectively.

The Company granted 21,000 and 25,200  nonvested share unit awards in the first half of fiscal 2017 and 2016, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the first half of fiscal 2017 and 2016 was $13.90 and $8.87, respectively.

The following table details the Company’s nonvested share awards activity for the 26 weeks ended July 2, 2017:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2017	355,130	$12.86
Granted	191,000	14.88
Vested	(137,135)	13.46
Forfeited	(15,945)	13.43
Balance at July 2, 2017	393,050	$13.61

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2017, the Company withheld 54,012 common shares with a total value of $0.8 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of July 2, 2017, there was $4.6 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.8 years and 0.9 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

In the third quarter of fiscal 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on September 15, 2017 to stockholders of record as of September 1, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Big 5 Sporting Goods Corporation
El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of July 2, 2017, and the related condensed consolidated statements of operations for the 13 and 26 weeks ended July 2, 2017 and July 3, 2016, and of stockholders’ equity and cash flows for the 26 weeks ended July 2, 2017 and July 3, 2016. These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2017

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

Overview

We are a leading sporting goods retailer in the western United States, operating 433 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of July 2, 2017. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the second quarter of fiscal 2017 increased compared to the second quarter of fiscal 2016 primarily due to the favorable impact of higher net sales, improved merchandise margins and lower distribution expense, partially offset by higher selling and administrative expense. Same store sales increased 0.8% for the 13 weeks ended July 2, 2017, versus the comparable 13-week period in the prior year.

•

Net sales for the second quarter of fiscal 2017 increased 0.9% to $243.7 million compared to $241.4 million for the second quarter of fiscal 2016. The increase in net sales was primarily attributable to added sales from new stores opened since April 3, 2016 and an increase in same store sales, partially offset by a reduction in sales from closed stores. Net and same store sales benefited from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, but also reflected lower demand for certain hardgoods categories, primarily products related to firearms, camping and water sports. Net and same store sales comparisons to the prior year were unfavorably impacted by calendar shifts related to the Easter and July 4th holidays. For the second quarter of fiscal 2017, same store sales for our apparel and footwear categories increased, partially offset by a decrease in same store sales for our hardgoods category.

•

Net income for the second quarter of fiscal 2017 was $2.8 million, or $0.13 per diluted share, compared to net income of $2.1 million, or $0.10 per diluted share, for the second quarter of fiscal 2016. The higher net income was driven primarily by higher net sales, improved merchandise margins and lower distribution expense, partially offset by higher selling and administrative expense.

•

Gross profit for the second quarter of fiscal 2017 represented 32.5% of net sales, compared with 31.6% in the second quarter of the prior year. The increase in gross profit margin resulted mainly from higher merchandise margins as well as lower distribution expense as a percentage of net sales.

•

Selling and administrative expense for the second quarter of fiscal 2017 increased 2.6% to $74.2 million, or 30.4% of net sales, compared to $72.3 million, or 29.9% of net sales, for the second quarter of fiscal 2016. The increase in selling and administrative expense was primarily attributable to higher labor and expense associated with various IT-related systems and services.

•

Operating cash flow in the first half of fiscal 2017 was a negative $19.4 million compared to operating cash flow in the first half of fiscal 2016 of a positive $16.4 million, due primarily to increased funding of merchandise inventory.

•	Capital expenditures for the first half of fiscal 2017 increased to $7.2 million from $6.8 million for the first half of fiscal 2016.
•	The balance under our revolving credit facility was $47.9 million as of July 2, 2017, compared with $57.4 million as of July 3, 2016 and $10.0 million as of January 1, 2017.
•	We paid cash dividends in the first half of fiscal 2017 of $6.7 million, or $0.30 per share, compared with $5.5 million, or $0.25 per share, in the first half of fiscal 2016.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended July 2, 2017 Compared to 13 Weeks Ended July 3, 2016

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 2, 2017		July 3, 2016
	(Dollars in thousands)
Net sales	$243,671	100.0%	$241,409	100.0%
Cost of sales (1)	164,363	67.5	165,152	68.4
Gross profit	79,308	32.5	76,257	31.6
Selling and administrative expense (2)	74,188	30.4	72,259	29.9
Operating income	5,120	2.1	3,998	1.7
Interest expense	380	0.2	429	0.2
Income before income taxes	4,740	1.9	3,569	1.5
Income taxes	1,962	0.8	1,445	0.6
Net income	$2,778	1.1%	$2,124	0.9%

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

Net Sales. Net sales increased by $2.3 million, or 0.9%, to $243.7 million in the second quarter ended July 2, 2017 from $241.4 million in the second quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $2.0 million, or 0.8%, for the 13 weeks ended July 2, 2017, versus the comparable 13-week period in the prior year. Our same store sales benefited from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, but also reflected lower demand for certain hardgoods categories, primarily products related to firearms, camping and water sports. Our higher same store sales reflected increases in our major merchandise categories of apparel and footwear, partially offset by a decrease in sales for hardgoods. We expect to cycle the benefit of the competitive rationalization in the third quarter of fiscal 2017, which could impact year-over-year sales comparisons for the second half of fiscal 2017. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•	Net and same store sales comparisons year over year reflected the unfavorable impact of calendar shifts related to the Easter and July 4th holidays.
•	A reduction in sales from closed stores was largely offset by added sales from new stores opened since April 3, 2016.
•

We experienced increased customer transactions that reflected the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. We also achieved a higher average sale per transaction in the second quarter of fiscal 2017 compared to the same period last year.

Store count as of July 2, 2017 was 433 versus 435 as of July 3, 2016. We opened two new stores in the 13 weeks ended July 2, 2017. We opened two new stores and closed one store in the 13 weeks ended July 3, 2016. For fiscal 2017, we anticipate opening approximately six new stores and closing approximately three stores.

Gross Profit. Gross profit increased by $3.0 million, or 3.9%, to $79.3 million, or 32.5% of net sales, in the 13 weeks ended July 2, 2017, from $76.3 million, or 31.6% of net sales, in the 13 weeks ended July 3, 2016. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $2.3 million, or 0.9%, compared with the second quarter of last year.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 37 basis points compared with the second quarter of last year. This increase primarily reflected a shift in sales mix towards higher-margin products such as apparel and away from lower-margin products such as firearms.

•

Distribution expense, including costs capitalized into inventory, decreased by $1.5 million, or a favorable 66 basis points, in the second quarter of fiscal 2017 compared to the prior year. Increased costs capitalized into inventory were partially offset by higher warehouse expense primarily related to employee labor and benefit-related expense.

Selling and Administrative Expense. Selling and administrative expense increased by $1.9 million to $74.2 million, or 30.4% of net sales, in the 13 weeks ended July 2, 2017 from $72.3 million, or 29.9% of net sales, in the second quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Administrative expense increased by $0.9 million, primarily attributable to higher expense associated with various IT-related systems and services of $0.7 million.
•

Store-related expense, excluding occupancy, increased by $0.9 million due primarily to higher employee labor expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. In April 2016, California passed legislation to enact minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2017 caused our labor expense to increase by approximately $0.3 million for the second quarter of fiscal 2017.

Interest Expense. Interest expense remained unchanged in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

Income Taxes. The provision for income taxes was $2.0 million for the 13 weeks ended July 2, 2017 and $1.4 million for the 13 weeks ended July 3, 2016, primarily due to higher pre-tax income in the second quarter of fiscal 2017. Our effective tax rate was 41.4% for the second quarter of fiscal 2017 and 40.5% for the second quarter of fiscal 2016.

26 Weeks Ended July 2, 2017 Compared to 26 Weeks Ended July 3, 2016

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 2, 2017		July 3, 2016
	(Dollars in thousands)
Net sales	$496,275	100.0%	$475,937	100.0%
Cost of sales (1)	333,345	67.2	328,715	69.1
Gross profit	162,930	32.8	147,222	30.9
Selling and administrative expense (2)	148,832	30.0	143,478	30.1
Operating income	14,098	2.8	3,744	0.8
Interest expense	648	0.1	881	0.2
Income before income taxes	13,450	2.7	2,863	0.6
Income taxes	5,346	1.1	1,858	0.4
Net income	$8,104	1.6%	$1,005	0.2%

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

Net Sales. Net sales increased by $20.4 million, or 4.3%, to $496.3 million in the 26 weeks ended July 2, 2017 from $475.9 million in the first 26 weeks last year. The change in net sales reflected the following:

•

Same store sales increased by $20.0 million, or 4.3%, for the 26 weeks ended July 2, 2017, versus the comparable 26-week period in the prior year. Our higher same store sales reflected the benefit from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, along with more favorable weather conditions in the first quarter of this year. Our higher same store sales for the 26 weeks ended July 2, 2017 reflected increases in our major merchandise categories of apparel and footwear and a slight decrease in sales for hardgoods. We expect to cycle the benefit of the competitive rationalization in the third quarter of fiscal 2017, which could impact year-over-year sales comparisons for the second half of fiscal 2017. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•	A reduction in sales from closed stores was largely offset by added sales from new stores opened since January 3, 2016.
•

We experienced increased customer transactions that reflected the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. We also achieved a higher average sale per transaction in the first half of fiscal 2017 compared to the same period last year.

Store count as of July 2, 2017 was 433 versus 435 as of July 3, 2016. We opened three stores, one of which was a relocation, and closed two stores, one of which was a relocation, in the 26 weeks ended July 2, 2017. We opened two new stores and closed five stores, one of which was a relocation, in the 26 weeks ended July 3, 2016. For fiscal 2017, we anticipate opening approximately six new stores and closing approximately three stores.

Gross Profit. Gross profit increased by $15.7 million, or 10.7%, to $162.9 million, or 32.8% of net sales, in the 26 weeks ended July 2, 2017, from $147.2 million, or 30.9% of net sales, in the 26 weeks ended July 3, 2016. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $20.4 million, or 4.3%, compared with the first half of last year.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 132 basis points compared with the first half of last year. This increase reflected a shift in sales mix driven primarily by strong demand for winter products as a result of favorable weather conditions and reduced demand for lower-margin products such as firearms, combined with the positive impact of lower clearance activity and reduced promotional activities that resulted from competitive store closures in our markets in fiscal 2016.

•

Distribution expense, including costs capitalized into inventory, decreased by $1.7 million, or a favorable 51 basis points, in the first half of fiscal 2017 compared to the prior year. Increased costs capitalized into inventory and lower trucking expense were partially offset by higher employee labor and benefit-related expense.

•	Store occupancy expense increased by $0.9 million year over year in the first half of fiscal 2017. Store occupancy expense as a percentage of sales decreased by a favorable 21 basis points.

Selling and Administrative Expense. Selling and administrative expense increased by $5.3 million to $148.8 million, or 30.0% of net sales, in the 26 weeks ended July 2, 2017, from $143.5 million, or 30.1% of net sales, in the first half of last year. The change in selling and administrative expense was primarily attributable to the following:

•

Administrative expense increased by $3.1 million, primarily attributable to higher expense associated with various IT-related systems and services of $1.3 million and higher employee labor and benefit-related expense of $1.3 million.

•

Store-related expense, excluding occupancy, increased by $2.8 million due primarily to higher employee labor expense, as well as expense for IT-related systems and services and credit card fees. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. In April 2016, California passed legislation to enact minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2017 caused our labor expense to increase by approximately $0.6 million for the first half of fiscal 2017.

•	Advertising expense for the first half of fiscal 2017 decreased by $0.6 million.

Interest Expense. Interest expense decreased by $0.2 million in the 26 weeks ended July 2, 2017 compared to the 26 weeks ended July 3, 2016.

Income Taxes. The provision for income taxes was $5.3 million for the 26 weeks ended July 2, 2017 and $1.9 million for the 26 weeks ended July 3, 2016. The increase was primarily due to higher pre-tax income in the first half of fiscal 2017. Our effective tax rate was 39.7% for the 26 weeks ended July 2, 2017 and 64.9% for the 26 weeks ended July 3, 2016. The provision for income taxes for the 26 weeks ended July 3, 2016 reflected the write-off of deferred tax assets related to share-based compensation of $0.8 million.

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

As of July 2, 2017, we had $6.6 million of cash compared with $8.1 million as of July 3, 2016. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	July 2, 2017	July 3, 2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(19,402)	$16,402
Investing activities	(7,153)	(6,813)
Financing activities	25,288	(8,563)
Net (decrease) increase in cash	$(1,267)	$1,026

Operating Activities. Net cash used in operating activities for the 26 weeks ended July 2, 2017 was $19.4 million, and net cash provided by operating activities for the 26 weeks ended July 3, 2016 was $16.4 million. The decrease in cash flow from operating activities for the first half of fiscal 2017 compared to the same period last year primarily reflects a larger increase in merchandise inventory for the current year compared with the prior year, combined with the timing of payments for purchases of merchandise inventory resulting in a smaller increase in accounts payable balances during the first half of fiscal 2017 compared with the prior year, as well as reductions in accrued expense primarily related to income taxes. This increased funding was partially offset by higher net income in the first half of fiscal 2017.

Investing Activities. Net cash used in investing activities for the 26 weeks ended July 2, 2017 and July 3, 2016 was $7.2 million and $6.8 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods reflect new store investments, store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Net cash provided by financing activities for the 26 weeks ended July 2, 2017 was $25.3 million, and net cash used in financing activities for the 26 weeks ended July 3, 2016 was $8.6 million. For the first half of fiscal 2017, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments. For the first half of fiscal 2016, net cash was used primarily to fund dividend and debt payments.

As of July 2, 2017, we had revolving credit borrowings of $47.9 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $10.0 million and letter of credit commitments of $0.5 million outstanding as of January 1, 2017 and revolving credit borrowings of $57.4 million and letter of credit commitments of $0.5 million outstanding as of July 3, 2016. We have increased our purchases of merchandise inventory in fiscal 2017 compared with the prior year to support anticipated customer demand resulting from competitive closures in our markets. Such increased purchases resulted in increased borrowings under our revolving credit facility in the first half of fiscal 2017.

In the first nine months of fiscal 2016 we paid quarterly cash dividends of $0.125 per share of outstanding common stock, and in the fourth quarter of fiscal 2016 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock, for an annual rate of $0.525 per share. In the first half of fiscal 2017 we paid quarterly cash dividends of $0.15 per share of outstanding common stock, for an annual rate of $0.60 per share. In the third quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on September 15, 2017 to stockholders of record as of September 1, 2017.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. This program replaced the previous share repurchase program, under which $2.9 million remained available for repurchases. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. In the first half of fiscal 2017, we repurchased 10,500 shares of common stock for $136,000. In the first half of fiscal 2016, we repurchased 3,900 shares of common stock for $37,000. Since the inception of our initial share repurchase program in May 2006 through July 2, 2017, we have repurchased a total of 2,668,006 shares for $33.8 million. As of July 2, 2017, a total of $23.3 million remained available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). The maturity date of the Credit Agreement is December 19, 2018.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a $50.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $91.6 million and $129.5 million as of July 2, 2017 and January 1, 2017, respectively.

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

Future Capital Requirements. We had cash on hand of $6.6 million as of July 2, 2017. We expect capital expenditures for fiscal 2017, excluding non-cash acquisitions, to range from approximately $18.0 million to $22.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. As more fully described in Note 9 to the Interim Financial Statements included in Part 1, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, we may also acquire for $4.5 million a parcel of land that we currently lease. This parcel of land with an existing building is adjacent to our corporate headquarters location and includes a parking lot currently used by us. For fiscal 2017, we anticipate opening approximately six new stores and closing approximately three stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the third quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on September 15, 2017 to stockholders of record as of September 1, 2017.

In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. As of July 2, 2017, a total of $23.3 million remained available under the current share repurchase program.

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

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire. Operating lease commitments also consist of IT systems hardware and distribution center delivery tractors.

Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, capital lease obligations, borrowings under our Credit Facility and other liabilities.

Issued and outstanding letters of credit were $0.5 million as of July 2, 2017, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, is a discussion of our future obligations and commitments as of January 1, 2017. In the first half of fiscal 2017, our revolving credit borrowings increased by $37.9 million from the end of fiscal 2016. We entered into new operating lease agreements in relation to our business operations during the first half of fiscal 2017. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of January 1, 2017.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 2, 2017.

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

In fiscal 2016, and during the first half of fiscal 2017, the impact of inflation was minimal. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of July 2, 2017, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of July 2, 2017.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. We have evolved our product mix to include more branded merchandise, which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur then our merchandise margins will decline, which will adversely impact our operating results. All of our stores are located in the United States, and all imported merchandise is purchased in U.S. dollars. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 2, 2017, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended July 2, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
April 3 – April 30	—	$—	—	$23,375,000
May 1 – May 28	—	$—	—	$23,375,000
May 29 – July 2	6,400	$13.03	6,400	$23,292,000
Total	6,400		6,400	$23,292,000

(1)

In the third quarter of fiscal 2016, the Company’s Board of Directors authorized the current share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $2.9 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s current share repurchase program. Under the current authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through July 2, 2017, the Company has repurchased a total of 2,668,006 shares for $33.8 million. As of July 2, 2017, a total of $23.3 million remained available for share repurchases under the current share repurchase program.

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

Not applicable.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: August 2, 2017	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 2, 2017	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)