Form 10-Q
period 2017-10-01
BIG 5 SPORTING GOODS Corp
filed 2017-11-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

There were 21,426,863 shares of common stock, with a par value of $0.01 per share outstanding as of October 24, 2017.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 1, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$5,344	$7,895
Accounts receivable, net of allowances of $53 and $42, respectively	8,601	12,200
Merchandise inventories, net	309,331	294,319
Prepaid expenses	11,513	10,085
Total current assets	334,789	324,499
Property and equipment, net	77,694	78,420
Deferred income taxes	21,559	23,699
Other assets, net of accumulated amortization of $1,551 and $1,420, respectively	2,919	2,528
Goodwill	4,433	4,433
Total assets	$441,394	$433,579
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,585	$109,314
Accrued expenses	66,035	76,887
Current portion of capital lease obligations	1,782	1,326
Total current liabilities	161,402	187,527
Deferred rent, less current portion	15,983	17,028
Capital lease obligations, less current portion	3,007	1,999
Long-term debt	46,427	10,000
Other long-term liabilities	11,089	11,988
Total liabilities	237,908	228,542
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 24,922,998 and 24,784,367 shares, respectively; outstanding 21,474,173 and 22,012,651 shares, respectively	249	248
Additional paid-in capital	115,944	114,797
Retained earnings	128,568	124,363
Less: Treasury stock, at cost; 3,448,825 and 2,771,716 shares, respectively	(41,275)	(34,371)
Total stockholders' equity	203,486	205,037
Total liabilities and stockholders' equity	$441,394	$433,579

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$270,471	$279,015	$766,746	$754,952
Cost of sales	182,923	189,126	516,268	517,841
Gross profit	87,548	89,889	250,478	237,111
Selling and administrative expense	77,358	76,296	226,190	219,774
Operating income	10,190	13,593	24,288	17,337
Interest expense	447	323	1,095	1,204
Income before income taxes	9,743	13,270	23,193	16,133
Income taxes	3,793	5,083	9,139	6,941
Net income	$5,950	$8,187	$14,054	$9,192
Earnings per share:
Basic	$0.28	$0.38	$0.65	$0.43
Diluted	$0.28	$0.38	$0.65	$0.42
Dividends per share	$0.15	$0.125	$0.45	$0.375
Weighted-average shares of common stock outstanding:
Basic	21,324	21,593	21,584	21,607
Diluted	21,355	21,732	21,752	21,790

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2016	21,917,982	$246	$112,236	$118,998	$(32,649)	$198,831
Net income	—	—	—	9,192	—	9,192
Dividends on common stock ($0.375 per share)	—	—	—	(8,223)	—	(8,223)
Issuance of nonvested share awards	166,980	2	(2)	—	—	—
Exercise of share option awards	6,225	—	47	—	—	47
Share-based compensation	—	—	1,790	—	—	1,790
Tax deficiency from share-based awards activity	—	—	(222)	—	—	(222)
Forfeiture of nonvested share awards	(15,770)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,682)	(1)	(612)	—	—	(613)
Purchases of treasury stock	(126,899)	—	—	—	(1,610)	(1,610)
Balance as of October 2, 2016	21,894,836	$247	$113,237	$119,967	$(34,259)	$199,192

Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037
Net income	—	—	—	14,054	—	14,054
Dividends on common stock ($0.45 per share)	—	—	—	(9,849)	—	(9,849)
Issuance of nonvested share awards	203,112	2	(2)	—	—	—
Exercise of share option awards	11,086	—	67	—	—	67
Share-based compensation	—	—	1,750	—	—	1,750
Forfeiture of nonvested share awards	(21,555)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(54,012)	(1)	(804)	—	—	(805)
Net disgorgement of stockholder's short-swing profits	—	—	136	—	—	136
Purchases of treasury stock	(677,109)	—	—	—	(6,904)	(6,904)
Balance as of October 1, 2017	21,474,173	$249	$115,944	$128,568	$(41,275)	$203,486

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net income	$14,054	$9,192
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,324	14,289
Share-based compensation	1,750	1,790
Excess tax benefit related to share-based awards	—	(57)
Amortization of debt issuance costs	130	132
Deferred income taxes	2,140	1,726
Changes in operating assets and liabilities:
Accounts receivable, net	3,599	5,246
Merchandise inventories, net	(15,012)	9,608
Prepaid expenses and other assets	(1,701)	2,127
Accounts payable	(12,033)	17,772
Accrued expenses and other long-term liabilities	(12,802)	(6,788)
Net cash (used in) provided by operating activities	(5,551)	55,037

Cash flows from investing activities:
Purchases of property and equipment	(11,374)	(10,215)
Net cash used in investing activities	(11,374)	(10,215)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	177,785	142,678
Principal payments under revolving credit facility	(141,358)	(174,649)
Changes in book overdraft	(3,671)	(3,018)
Debt issuance costs	(140)	—
Principal payments under capital lease obligations	(1,181)	(1,125)
Proceeds from exercise of share option awards	67	47
Proceeds from disgorgement of stockholder's short-swing profits	346	—
Excess tax benefit related to share-based awards	—	57
Purchases of treasury stock	(6,829)	(1,610)
Tax withholding payments for share-based compensation	(805)	(613)
Dividends paid	(9,840)	(8,229)
Net cash provided by (used in) financing activities	14,374	(46,462)

Net decrease in cash	(2,551)	(1,640)

Cash at beginning of period	7,895	7,119

Cash at end of period	$5,344	$5,479

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,666	$1,014
Property and equipment additions unpaid	$1,734	$2,211

Supplemental disclosures of cash flow information:
Interest paid	$972	$1,069
Income taxes paid	$10,003	$555

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform as of October 1, 2017. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Recently Adopted Accounting Updates

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard in the first quarter of fiscal 2017, coinciding with the standard’s effective date, and has applied the effects of the adoption from the beginning of fiscal 2017, as follows:

•

Excess tax benefits or deficiencies are applied prospectively and recorded as a component of the income tax provision in the fiscal 2017 interim unaudited condensed consolidated statement of operations. Such amounts were previously recognized in additional paid-in capital, to the extent that there was a sufficient additional paid-in capital pool related to previously-recognized tax benefits, on the Company’s consolidated balance sheets. No prior periods have been adjusted.

•

The Company had no unrecognized tax benefits related to its share-based payment awards at the adoption date. Therefore, no cumulative-effect adjustment to retained earnings was required as of the adoption date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•

Earnings per share amounts presented in the fiscal 2017 interim unaudited condensed consolidated statement of operations have been adjusted prospectively, and exclude the impact of assumed proceeds from tax benefits under the treasury stock method, since such amounts are now included as a component of the income tax provision and are no longer recognized in additional paid-in capital on the Company’s consolidated balance sheet. No prior periods have been adjusted.

•

Excess tax benefits no longer represent financing activities since they are recognized in the fiscal 2017 interim unaudited condensed consolidated statement of operations; therefore, excess tax benefits have been classified as operating activities in the fiscal 2017 interim unaudited condensed consolidated statement of cash flows. The ASU eliminated the requirement to reclassify excess tax benefits from operating activities to financing activities. The Company elected to apply the change in presentation prospectively, and no prior periods have been adjusted.

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

Recently Issued Accounting Updates

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further clarified and amended in 2015 and 2016, and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 will become effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early application permitted. The Company plans to adopt this standard retrospectively with the cumulative effect of initially applying this ASU recognized in the first quarter of fiscal 2018, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, the Company has determined that the new standard will primarily impact the following areas: gift card breakage will be recognized based on actual customer redemptions, rather than when redemption is considered remote; estimated costs of sales returns will be recorded as a current asset rather than netted with the sales return reserve; and, revenues related to online sales will be recognized upon shipment rather than customer receipt. The Company continues to analyze its revenue streams for the areas discussed above, along with all required disclosures, and currently does not expect that this standard will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of ASU No. 2016-02 is permitted. The Company plans to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize on the balance sheet all leases with remaining lease terms greater than 12 months. It is expected that this standard will have a material impact on the Company’s consolidated financial statements. The Company continues to evaluate the full impact of the new standard, as well as the effect on business processes, systems and internal controls.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the goodwill impairment test. The new ASU requires application of a one-step quantitative test, and recognition of the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and shall be applied prospectively. Early adoption of ASU No. 2017-04 is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is considering early adoption of this new standard, to be applied on a prospective basis, and currently does not expect that this standard will have a material impact on the Company’s consolidated financial statements.

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

Cash received from the sale of gift cards is recorded as a liability, and revenue is recognized upon the redemption of the gift card or when it is determined that the likelihood of redemption is remote (“gift card breakage”) and no liability to relevant jurisdictions exists. The Company does not sell gift cards that carry expiration dates. The Company determines the gift card breakage rate based upon historical redemption patterns and recognizes gift card breakage on a straight-line basis over the estimated gift card redemption period (20 quarters as of the end of the third quarter of fiscal 2017). The Company recognized approximately $111,000 and $334,000 in gift card breakage revenue for the 13 and 39 weeks ended October 1, 2017, respectively, compared to approximately $112,000 and $337,000 in gift card breakage revenue for the 13 and 39 weeks ended October 2, 2016, respectively. The Company had outstanding gift card liabilities of $4.1 million and $5.3 million as of October 1, 2017 and January 1, 2017, respectively, which are included in accrued expenses.

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

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or net realizable value using the weighted-average cost method which approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain vendor allowances and cash discounts, in-bound freight-related expense and allocated overhead expense associated with the Company’s distribution center.

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

The Company recognized no impairment charges in the first 39 weeks of fiscal 2017 or 2016.

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

Store closing costs primarily include lease termination costs for leases that expire in January 2018. The following table summarizes the activity for the Company’s store closing reserves:

Lease Termination Costs
(In thousands)
Balance at January 1, 2017	$788
Store closing costs	(137)
Payments	(600)
Balance at October 1, 2017	$51

Store closing cost activity in the first 39 weeks of fiscal 2017 reflects the early termination of two store leases that resulted in settlement of their lease obligations for less than the amounts originally recorded.

Accrued store closing costs is recorded in accrued expense in the accompanying interim unaudited condensed consolidated balance sheet.

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

(5)	Accrued Expenses

The major components of accrued expenses are as follows:

	October 1, 2017	January 1, 2017
	(In thousands)
Payroll and related expense	$22,528	$24,224
Occupancy expense	10,886	10,981
Sales tax	8,022	11,376
Other	24,599	30,306
Accrued expenses	$66,035	$76,887

(6)	Long-Term Debt

On October 18, 2010, the Company, Big 5 Corp. and Big 5 Services Corp. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). On September 29, 2017, the parties amended certain provisions of the Credit Agreement (such amendment, the “Third Amendment”), as further discussed below.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Third Amendment includes a provision which permits the Company to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. Prior to the Third Amendment, the Credit Facility included a $50.0 million sublimit for issuances of letters of credit. The Third Amendment reduced the letter of credit sublimit to $25.0 million. The Credit Facility includes a $20.0 million sublimit for swingline loans.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. The applicable interest rate on the Company’s borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Prior to the Third Amendment, those loans designated as LIBO rate loans bore interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” Prior to the Third Amendment, the applicable margin for all loans under the existing Credit Agreement was as set forth below as a function of Average Daily Availability for the preceding fiscal quarter.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $100,000,000	1.25%	0.25%
II	Less than $100,000,000 but greater than or equal to $40,000,000	1.50%	0.50%
III	Less than $40,000,000	1.75%	0.75%

Prior to the Third Amendment, the commitment fee assessed on the unused portion of the Credit Facility was 0.25% per annum.

After giving effect to the Third Amendment, those loans designated as LIBO rate loans will bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within Wells Fargo as its “prime rate.” The applicable margin for all loans will be a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.25%	0.25%
II	Less than $70,000,000	1.375%	0.50%

After giving effect to the Third Amendment, the commitment fee assessed on the unused portion of the Credit Facility is 0.20% per annum.

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

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022.  As of October 1, 2017, the Company had long-term revolving credit borrowings of $46.4 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $10.0 million and letter of credit commitments of $0.5 million as of January 1, 2017. Total remaining borrowing availability, after subtracting letters of credit, was $93.1 million and $129.5 million as of October 1, 2017 and January 1, 2017, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of October 1, 2017 and January 1, 2017, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2014 and after, and state and local income tax returns are open for fiscal years 2012 and after.

The provision for income taxes for the 39 weeks ended October 2, 2016 reflects the write-off of deferred tax assets related to share-based compensation of $0.8 million.

As of October 1, 2017 and January 1, 2017, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of October 1, 2017 and January 1, 2017, the Company had no accrued interest or penalties.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands, except per share data)

Net income	$5,950	$8,187	$14,054	$9,192
Weighted-average shares of common stock outstanding:
Basic	21,324	21,593	21,584	21,607
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	31	139	168	183
Diluted	21,355	21,732	21,752	21,790
Basic earnings per share	$0.28	$0.38	$0.65	$0.43
Diluted earnings per share	$0.28	$0.38	$0.65	$0.42
Antidilutive share option awards excluded from diluted calculation	64	154	90	239
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	381	2	135	—

The computation of diluted earnings per share for the 13 and 39 weeks ended October 1, 2017 and October 2, 2016 excludes share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the periods presented excludes nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(9)	Related Party Transaction

In the third quarter of fiscal 2017, the Company recorded approximately $0.1 million related to the net recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds, net of $0.2 million of related legal fees and taxes, as an increase to additional paid-in capital in the accompanying interim unaudited condensed consolidated balance sheet as of October 1, 2017, as well as cash proceeds of approximately $0.3 million as cash provided by financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows for the 39 weeks ended October 1, 2017.

(10)	Commitments and Contingencies

In February 2008, the Company entered into a lease for a parcel of land with an existing building adjacent to its corporate headquarters location, including a parking lot currently used by the Company (the “premises”). The lease term commenced in 2009 and the primary term was originally scheduled to expire on February 28, 2019, subject to renewal for six successive periods of five years each. In accordance with terms of the lease agreement, the Company is committed to the construction of a new retail building on the premises before the primary term expires, regardless of whether or not any renewal options are exercised. In May 2017, the Company entered into an amendment to the lease to, among other things, extend the primary lease term, and consequently the construction deadline, to a date between February 29, 2020 and June 30, 2020, the exact date to be determined as described in more detail below. Such extension required a non-refundable payment of $40,000, which the Company made concurrently with execution of the amendment. The amendment further sets forth the Company’s intent to enter into a purchase and sale agreement, whereby the Company would have the right to purchase the premises for $4.5 million, subject to a 120-day due diligence period. If consummation of the sale fails to occur by June 30, 2018, then the Company’s lease would remain in full force and effect, including the construction deadline, which would be the later of (a) February 29, 2020, or (b) the earlier of (i) two (2) years after the date that the purchase and sale agreement is terminated, or (ii) June 30, 2020. The Company is currently in the process of negotiating the purchase and sale agreement with the owner of the premises.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “Amended 2007 Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $1.8 million in share-based compensation expense for the 13 and 39 weeks ended October 1, 2017, respectively, compared to $0.5 million and $1.8 million in share-based compensation expense for the 13 and 39 weeks ended October 2, 2016, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first 39 weeks of fiscal 2017 and 2016.

As of October 1, 2017, there was $0.1 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.5 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first 39 weeks of fiscal 2017 and 2016 was $2.0 million and $1.6 million, respectively. The total fair value of nonvested share unit awards which vested during the first 39 weeks of fiscal 2017 and 2016 was $0.2 million and $0.5 million, respectively.

The Company granted 191,000 and 166,980 nonvested share awards in the first 39 weeks of fiscal 2017 and 2016, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first 39 weeks of fiscal 2017 and 2016 was $14.88 and $11.35, respectively.

The Company granted 21,000 and 25,200 nonvested share unit awards in the first 39 weeks of fiscal 2017 and 2016, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the first 39 weeks of fiscal 2017 and 2016 was $13.90 and $8.87, respectively.

The following table details the Company’s nonvested share awards activity for the 39 weeks ended October 1, 2017:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2017	355,130	$12.86
Granted	191,000	14.88
Vested	(137,135)	13.46
Forfeited	(21,555)	13.47
Balance at October 1, 2017	387,440	$13.61

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first 39 weeks of fiscal 2017, the Company withheld 54,012 common shares with a total value of $0.8 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of October 1, 2017, there was $4.0 million and $0.2 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.6 years and 0.7 years for nonvested share awards and nonvested share unit awards, respectively.

(12)	Subsequent Event

In the fourth quarter of fiscal 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on December 15, 2017 to stockholders of record as of December 1, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of October 1, 2017, and the related condensed consolidated statements of operations for the 13 and 39 weeks ended October 1, 2017 and October 2, 2016, and of stockholders’ equity and cash flows for the 39 weeks ended October 1, 2017 and October 2, 2016. These interim financial statements are the responsibility of the Company’s management.

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

November 1, 2017

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

Overview

We are a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of October 1, 2017. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Executive Summary

Our earnings for the third quarter of fiscal 2017 decreased compared to the third quarter of fiscal 2016 primarily due to the unfavorable impact of lower net sales and higher selling and administrative expense, partially offset by improved merchandise margins and lower distribution expense. Same store sales decreased 2.9% for the 13 weeks ended October 1, 2017, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 6.8% increase in same store sales for the third quarter of fiscal 2016.

•

Net sales for the third quarter of fiscal 2017 decreased 3.0% to $270.5 million compared to $279.0 million for the third quarter of fiscal 2016. The decrease in net sales was primarily attributable to a decrease in same store sales and a reduction in sales from closed stores, partially offset by added sales from new stores opened since July 3, 2016. For the third quarter of fiscal 2017, same store sales decreased in each of our major merchandise categories of hardgoods, apparel and footwear, and reflected lower demand for certain hardgoods categories, primarily firearms and related products. Net and same store sales comparisons to the prior year reflect cycling higher sales during the third quarter of fiscal 2016 following the liquidation and closure of certain major competitors in our markets, along with the current challenging and competitive retail environment. Net and same store sales comparisons to the prior year were favorably impacted by a calendar shift related to the July 4th holiday.

•

Net income for the third quarter of fiscal 2017 was $6.0 million, or $0.28 per diluted share, compared to net income of $8.2 million, or $0.38 per diluted share, for the third quarter of fiscal 2016. The lower net income was driven primarily by lower net sales and higher selling and administrative expense, partially offset by improved merchandise margins and lower distribution expense.

•

Gross profit for the third quarter of fiscal 2017 represented 32.4% of net sales, compared with 32.2% in the third quarter of the prior year. The increase in gross profit margin resulted mainly from higher merchandise margins as well as lower distribution expense as a percentage of net sales.

•

Selling and administrative expense for the third quarter of fiscal 2017 increased 1.4% to $77.4 million, or 28.6% of net sales, compared to $76.3 million, or 27.3% of net sales, for the third quarter of fiscal 2016. The increase in selling and administrative expense was primarily attributable to higher employee labor and benefit-related expense and expense associated with various IT-related systems and services.

•

Operating cash flow for the first 39 weeks of fiscal 2017 was a negative $5.6 million compared to operating cash flow in the first 39 weeks of fiscal 2016 of a positive $55.0 million, due primarily to increased funding of merchandise inventory.

•	Capital expenditures for the first 39 weeks of fiscal 2017 increased to $11.4 million from $10.2 million for the first 39 weeks of fiscal 2016.
•	The balance under our revolving credit facility was $46.4 million as of October 1, 2017, compared with $22.9 million as of October 2, 2016 and $10.0 million as of January 1, 2017.
•	We paid cash dividends in the first 39 weeks of fiscal 2017 of $9.8 million, or $0.45 per share, compared with $8.2 million, or $0.375 per share, in the first 39 weeks of fiscal 2016.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended October 1, 2017 Compared to 13 Weeks Ended October 2, 2016

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	October 1, 2017		October 2, 2016
	(Dollars in thousands)
Net sales	$270,471	100.0%	$279,015	100.0%
Cost of sales (1)	182,923	67.6	189,126	67.8
Gross profit	87,548	32.4	89,889	32.2
Selling and administrative expense (2)	77,358	28.6	76,296	27.3
Operating income	10,190	3.8	13,593	4.9
Interest expense	447	0.2	323	0.1
Income before income taxes	9,743	3.6	13,270	4.8
Income taxes	3,793	1.4	5,083	1.8
Net income	$5,950	2.2%	$8,187	3.0%

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

Net Sales. Net sales decreased by $8.5 million, or 3.0%, to $270.5 million in the third quarter ended October 1, 2017 from $279.0 million in the third quarter last year. The change in net sales reflected the following:

•

Same store sales decreased by $7.9 million, or 2.9%, for the 13 weeks ended October 1, 2017, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 6.8% increase in same store sales for the third quarter of fiscal 2016. For the third quarter of fiscal 2017, same store sales decreased in each of our major merchandise categories of hardgoods, apparel and footwear, and reflected lower demand for certain hardgoods categories, primarily firearms and related products. Net and same store sales comparisons to the prior year reflect cycling higher sales during the third quarter of fiscal 2016 following the liquidation and closure of certain major competitors in our markets, along with the current challenging and competitive retail environment. We expect these unfavorable year-over-year sales comparisons to continue for the remainder of fiscal 2017. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•	A reduction in sales from closed stores was partially offset by added sales from new stores opened since July 3, 2016.
•	We experienced decreased customer transactions and a higher average sale per transaction in the third quarter of fiscal 2017 compared to the same period last year.
•	Net and same store sales comparisons year over year reflected the favorable impact of a calendar shift related to the July 4th holiday.

Store count was 432 as of October 1, 2017, which was unchanged from October 2, 2016. We closed one store in the 13 weeks ended October 1, 2017. We opened two new stores and closed five stores in the 13 weeks ended October 2, 2016. For fiscal 2017, we anticipate opening six new stores and closing three stores.

Gross Profit. Gross profit decreased by $2.4 million, or 2.7%, to $87.5 million, or 32.4% of net sales, in the 13 weeks ended October 1, 2017, from $89.9 million, or 32.2% of net sales, in the 13 weeks ended October 2, 2016. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $8.5 million, or 3.0%, compared with the third quarter of last year.

•

Store occupancy expense increased by $0.5 million, or an unfavorable 43 basis points, year over year in the third quarter of fiscal 2017 due primarily to leases for new stores and lease renewals for existing stores.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 51 basis points compared with the third quarter of last year. This increase primarily reflected a shift in sales mix towards higher-margin products and away from lower-margin products such as firearms.

•

Distribution expense, including costs capitalized into inventory, decreased by $0.5 million, or a favorable 3 basis points, in the third quarter of fiscal 2017 compared to the prior year. The favorable impact from costs capitalized into inventory was partially offset by higher expense primarily related to employee labor and benefit-related expense, as well as increased freight costs.

Selling and Administrative Expense. Selling and administrative expense increased by $1.1 million to $77.4 million, or 28.6% of net sales, in the 13 weeks ended October 1, 2017 from $76.3 million, or 27.3% of net sales, in the third quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $0.9 million due primarily to higher employee labor and benefit-related expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. In April 2016, California passed legislation to enact minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2017 caused our labor expense to increase by approximately $0.3 million for the third quarter of fiscal 2017.

•

Administrative expense increased by $0.2 million, primarily attributable to higher employee labor and benefit-related expense and higher expense associated with various IT-related systems and services, partially offset by a pre-tax charge of $1.1 million related to store closing costs in the third quarter of fiscal 2016.

Interest Expense. Interest expense increased by $0.1 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.

Income Taxes. The provision for income taxes declined to $3.8 million for the 13 weeks ended October 1, 2017 from $5.1 million for the 13 weeks ended October 2, 2016, primarily as a result of lower pre-tax income in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Our effective tax rate was 38.9% for the third quarter of fiscal 2017 and 38.3% for the third quarter of fiscal 2016.

39 Weeks Ended October 1, 2017 Compared to 39 Weeks Ended October 2, 2016

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	October 1, 2017		October 2, 2016
	(Dollars in thousands)
Net sales	$766,746	100.0%	$754,952	100.0%
Cost of sales (1)	516,268	67.3	517,841	68.6
Gross profit	250,478	32.7	237,111	31.4
Selling and administrative expense (2)	226,190	29.5	219,774	29.1
Operating income	24,288	3.2	17,337	2.3
Interest expense	1,095	0.1	1,204	0.2
Income before income taxes	23,193	3.1	16,133	2.1
Income taxes	9,139	1.2	6,941	0.9
Net income	$14,054	1.9%	$9,192	1.2%

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

Net Sales. Net sales increased by $11.7 million, or 1.5%, to $766.7 million in the 39 weeks ended October 1, 2017 from $755.0 million in the first 39 weeks last year. The change in net sales reflected the following:

•

Same store sales increased by $12.2 million, or 1.6%, for the 39 weeks ended October 1, 2017, versus the comparable 39-week period in the prior year. Our higher same store sales for the 39 weeks ended October 1, 2017 reflected increases in our major merchandise categories of apparel and footwear and a decrease in sales for hardgoods, which reflected lower demand for certain hardgoods categories such as firearms and related products. Our higher same store sales reflected the benefit experienced during the first and second fiscal quarters of this year from the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016, along with more favorable weather conditions in the first fiscal quarter of this year. We cycled the benefit of the competitive rationalization in the third quarter of fiscal 2017, which, along with the current challenging and competitive retail environment, contributed to negative sales comparisons for the third fiscal quarter. We expect unfavorable year-over-year sales comparisons to continue for the remainder of fiscal 2017. Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•	A reduction in sales from closed stores was partially offset by added sales from new stores opened since January 3, 2016.
•

We experienced increased customer transactions that reflected the liquidation and closure of certain major competitors that concluded in the third quarter of fiscal 2016. We also achieved a higher average sale per transaction in the first 39 weeks of fiscal 2017 compared to the same period last year.

Store count was 432 as of October 1, 2017, which was unchanged from October 2, 2016. We opened three new stores, one of which was a relocation, and closed three stores, one of which was a relocation, in the 39 weeks ended October 1, 2017. We opened four new stores and closed ten stores, one of which was a relocation, in the 39 weeks ended October 2, 2016. For fiscal 2017, we anticipate opening six new stores and closing three stores.

Gross Profit. Gross profit increased by $13.4 million, or 5.7%, to $250.5 million, or 32.7% of net sales, in the 39 weeks ended October 1, 2017, from $237.1 million, or 31.4% of net sales, in the 39 weeks ended October 2, 2016. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $11.7 million, or 1.5%, compared with the first 39 weeks of last year.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 103 basis points compared with the first 39 weeks of last year. This increase reflected a shift in sales mix driven primarily by strong demand for winter products as a result of favorable weather conditions and reduced demand for lower-margin products such as firearms, combined with the positive impact of lower clearance activity and reduced promotional activities that resulted from competitive store closures in our markets in fiscal 2016.

•

Distribution expense, including costs capitalized into inventory, decreased by $2.2 million, or a favorable 35 basis points, in the first 39 weeks of fiscal 2017 compared to the prior year. Increased costs capitalized into inventory were partially offset by higher employee labor and benefit-related expense.

•	Store occupancy expense increased by $1.4 million, or an unfavorable 4 basis points, year over year in the first 39 weeks of fiscal 2017, due primarily to lease renewals for existing stores.

Selling and Administrative Expense. Selling and administrative expense increased by $6.4 million to $226.2 million, or 29.5% of net sales, in the 39 weeks ended October 1, 2017, from $219.8 million, or 29.1% of net sales, in the first 39 weeks of last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $3.7 million due primarily to higher employee labor and benefit-related expense, as well as expense for IT-related systems and services and credit card fees. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. In April 2016, California passed legislation to enact minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2017 caused our labor expense to increase by approximately $0.9 million for the first 39 weeks of fiscal 2017.

•

Administrative expense increased by $3.3 million, primarily attributable to higher expense associated with various IT-related systems and services of $2.6 million and higher employee labor and benefit-related expense of $1.5 million, partially offset by a pre-tax charge of $1.2 million related to store closing costs in the prior year.

•	Advertising expense for the first 39 weeks of fiscal 2017 decreased by $0.6 million.

Interest Expense. Interest expense decreased by $0.1 million in the 39 weeks ended October 1, 2017 compared to the 39 weeks ended October 2, 2016.

Income Taxes. The provision for income taxes was $9.1 million for the 39 weeks ended October 1, 2017 and $6.9 million for the 39 weeks ended October 2, 2016. The increase was primarily due to higher pre-tax income in the first 39 weeks of fiscal 2017. Our effective tax rate was 39.4% for the 39 weeks ended October 1, 2017 and 43.0% for the 39 weeks ended October 2, 2016. The provision for income taxes for the 39 weeks ended October 2, 2016 reflected the write-off of deferred tax assets related to share-based compensation of $0.8 million.

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

As of October 1, 2017, we had $5.3 million of cash compared with $5.5 million as of October 2, 2016. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	October 1, 2017	October 2, 2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(5,551)	$55,037
Investing activities	(11,374)	(10,215)
Financing activities	14,374	(46,462)
Net decrease in cash	$(2,551)	$(1,640)

Operating Activities. Net cash used in operating activities for the 39 weeks ended October 1, 2017 was $5.6 million, and net cash provided by operating activities for the 39 weeks ended October 2, 2016 was $55.0 million. The decrease in cash flow from operating activities for the 39 weeks ended October 1, 2017 compared to the same period last year primarily reflects an increase in merchandise inventory for the first 39 weeks of fiscal 2017 compared with a decrease in the prior year, combined with the timing of payments for purchases of merchandise inventory resulting in a decrease in accounts payable balances during the first 39 weeks of fiscal 2017 compared with an increase in the prior year, as well as reductions in accrued expense primarily related to income taxes.

Investing Activities. Net cash used in investing activities for the 39 weeks ended October 1, 2017 and October 2, 2016 was $11.4 million and $10.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods reflect new store investments, store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Net cash provided by financing activities for the 39 weeks ended October 1, 2017 was $14.4 million, and net cash used in financing activities for the 39 weeks ended October 2, 2016 was $46.5 million. For the 39 weeks ended October 1, 2017, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments and treasury stock purchases. For the 39 weeks ended October 2, 2016, net cash was used primarily to fund debt payments, dividends and treasury stock purchases.

As of October 1, 2017, we had revolving credit borrowings of $46.4 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $10.0 million and letter of credit commitments of $0.5 million outstanding as of January 1, 2017 and revolving credit borrowings of $22.9 million and letter of credit commitments of $0.5 million outstanding as of October 2, 2016. We have increased our purchases of merchandise inventory in fiscal 2017 compared with the prior year to support anticipated customer demand resulting from competitive closures in our markets. Such increased purchases resulted in increased borrowings under our revolving credit facility in the 39 weeks ended October 1, 2017.

In the first nine months of fiscal 2016 we paid quarterly cash dividends of $0.125 per share of outstanding common stock, and in the fourth quarter of fiscal 2016 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock, for an annual rate of $0.525 per share. In the first nine months of fiscal 2017 we paid quarterly cash dividends of $0.15 per share of outstanding common stock, for an annual rate of $0.60 per share. In the fourth quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on December 15, 2017 to stockholders of record as of December 1, 2017.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. This program replaced the previous share repurchase program, under which $2.9 million remained available for repurchases. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. In the first nine months of fiscal 2017, we repurchased 677,109 shares of common stock for $6.9 million. In the first nine months of fiscal 2016, we repurchased 126,899 shares of common stock for $1.6 million. Since the inception of our initial share repurchase program in May 2006 through October 1, 2017, we have repurchased a total of 3,334,615 shares for $40.6 million. As of October 1, 2017, a total of $16.5 million remained available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011 and December 19, 2013 (as so amended, the “Credit Agreement”). On September 29, 2017, the parties amended certain provisions of the Credit Agreement (such amendment, the “Third Amendment”), as further discussed below.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Third Amendment includes a provision which permits us to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. Prior to the Third Amendment, the Credit Facility included a $50.0 million sublimit for issuances of letters of credit. The Third Amendment reduced the letter of credit sublimit to $25.0 million. The Credit Facility includes a $20.0 million sublimit for swingline loans. The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $93.1 million and $129.5 million as of October 1, 2017 and January 1, 2017, respectively.

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

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Prior to the Third Amendment, those loans designated as LIBO rate loans bore interest at a rate equal to the then applicable LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, as adjusted to account for statutory reserves, plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate.” Prior to the Third Amendment, the applicable margin for all loans under the existing Credit Agreement was as set forth below as a function of Average Daily Availability for the preceding fiscal quarter.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $100,000,000	1.25%	0.25%
II	Less than $100,000,000 but greater than or equal to $40,000,000	1.50%	0.50%
III	Less than $40,000,000	1.75%	0.75%

Prior to the Third Amendment, the commitment fee assessed on the unused portion of the Credit Facility was 0.25% per annum.

After giving effect to the Third Amendment, those loans designated as LIBO rate loans will bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within Wells Fargo as its “prime rate.” The applicable margin for all loans will be a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.25%	0.25%
II	Less than $70,000,000	1.375%	0.50%

After giving effect to the Third Amendment, the commitment fee assessed on the unused portion of the Credit Facility is 0.20% per annum.

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

Future Capital Requirements. We had cash on hand of $5.3 million as of October 1, 2017. We expect capital expenditures for fiscal 2017, excluding non-cash acquisitions, to range from approximately $16.0 million to $20.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases, including amounts related to the development of a new point-of-sale system. As more fully described in Note 10 to the Interim Financial Statements included in Part 1, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, we may also acquire for $4.5 million a parcel of land that we currently lease. This parcel of land with an existing building is adjacent to our corporate headquarters location and includes a parking lot currently used by us. For fiscal 2017, we anticipate opening six new stores and closing three stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the fourth quarter of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on December 15, 2017 to stockholders of record as of December 1, 2017.

In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock. As of October 1, 2017, a total of $16.5 million remained available under the current share repurchase program.

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

Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate office. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. We intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of IT systems hardware and distribution center delivery tractors.

Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, capital lease obligations, borrowings under our Credit Facility and other liabilities.

Issued and outstanding letters of credit were $0.5 million as of October 1, 2017, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, is a discussion of our future obligations and commitments as of January 1, 2017. In the first nine months of fiscal 2017, our revolving credit borrowings increased by $36.4 million from the end of fiscal 2016. We entered into new operating lease agreements in relation to our business operations during the first nine months of fiscal 2017. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of January 1, 2017.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended October 1, 2017.

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

In fiscal 2016, and during the first nine months of fiscal 2017, the impact of inflation was minimal. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, worsening of the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, disruption in product flow, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of October 1, 2017, our interest expense would change approximately $0.5 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of October 1, 2017.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 1, 2017, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended October 1, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
July 3 – July 30	343,847	$11.54	343,847	$19,324,000
July 31 – August 27	201,700	$9.29	201,700	$17,449,000
August 28 – October 1	121,062	$7.65	121,062	$16,523,000
Total	666,609		666,609	$16,523,000

(1)

In the third quarter of fiscal 2016, the Company’s Board of Directors authorized the current share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $2.9 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s current share repurchase program. Under the current authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through October 1, 2017, the Company has repurchased a total of 3,334,615 shares for $40.6 million. As of October 1, 2017, a total of $16.5 million remained available for share repurchases under the current share repurchase program.

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the third quarter of fiscal 2017, the Company commenced negotiations on new collective bargaining agreements with General Teamsters, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”), representing certain hourly employees in the Company’s distribution center and select stores. The current collective bargaining agreements expired on August 31, 2017. Pending negotiations, the Company has agreed with Local 986 to extend the existing agreements, subject to termination by either party on ten (10) days’ written notice. The Company has not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results.

Item 6.  Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1

Third Amendment to Credit Agreement, dated as of September 29, 2017 among Big 5 Corp., Big 5 Services Corp., Big 5 Sporting Goods Corporation, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swingline Lender, and the other lenders party thereto. (1)

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements. (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (2)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (2)

32.1	Section 1350 Certification of Chief Executive Officer. (2)

32.2	Section 1350 Certification of Chief Financial Officer. (2)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (2)

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on October 5, 2017.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 1, 2017	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 1, 2017	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)