Form 10-Q
period 2018-04-01
BIG 5 SPORTING GOODS Corp
filed 2018-05-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

There were 21,415,958 shares of common stock, with a par value of $0.01 per share outstanding as of April 24, 2018.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$4,901	$7,170
Accounts receivable, net of allowances of $86 and $79, respectively	9,222	10,886
Merchandise inventories, net	321,468	313,905
Prepaid expenses	16,462	18,930
Total current assets	352,053	350,891
Property and equipment, net	74,004	77,265
Deferred income taxes	13,258	14,172
Other assets, net of accumulated amortization of $1,598 and $1,575, respectively	3,375	2,732
Total assets	$442,690	$445,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,161	$113,740
Accrued expenses	59,700	68,226
Current portion of capital lease obligations	1,683	1,754
Total current liabilities	162,544	183,720
Deferred rent, less current portion	15,410	15,948
Capital lease obligations, less current portion	2,509	2,800
Long-term debt	68,901	45,000
Other long-term liabilities	10,341	10,523
Total liabilities	259,705	257,991
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,065,971 and 24,919,624 shares, respectively; outstanding 21,415,758 and 21,345,159 shares, respectively	250	249
Additional paid-in capital	116,761	116,495
Retained earnings	108,501	112,424
Less: Treasury stock, at cost; 3,650,213 and 3,574,465 shares, respectively	(42,527)	(42,099)
Total stockholders' equity	182,985	187,069
Total liabilities and stockholders' equity	$442,690	$445,060

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	April 1, 2018	April 2, 2017
Net sales	$234,178	$252,604
Cost of sales	161,452	168,982
Gross profit	72,726	83,622
Selling and administrative expense	73,488	74,644
Operating (loss) income	(762)	8,978
Interest expense	656	268
(Loss) income before income taxes	(1,418)	8,710
Income taxes	(109)	3,384
Net (loss) income	$(1,309)	$5,326
Earnings per share:
Basic	$(0.06)	$0.25
Diluted	$(0.06)	$0.24
Dividends per share	$0.15	$0.15
Weighted-average shares of common stock outstanding:
Basic	20,942	21,683
Diluted	20,942	21,916

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037
Net income	—	—	—	5,326	—	5,326
Dividends on common stock ($0.15 per share)	—	—	—	(3,299)	—	(3,299)
Issuance of nonvested share awards	198,912	2	(2)	—	—	—
Exercise of share option awards	2,650	—	14	—	—	14
Share-based compensation	—	—	584	—	—	584
Forfeiture of nonvested share awards	(2,275)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(54,012)	(1)	(804)	—	—	(805)
Purchases of treasury stock	(4,100)	—	—	—	(53)	(53)
Balance as of April 2, 2017	22,153,826	$249	$114,589	$126,390	$(34,424)	$206,804

Balance as of December 31, 2017	21,345,159	$249	$116,495	$112,424	$(42,099)	$187,069
Net loss	—	—	—	(1,309)	—	(1,309)
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	575	—	575
Dividends on common stock ($0.15 per share)	—	—	—	(3,189)	—	(3,189)
Issuance of nonvested share awards	195,620	2	(2)	—	—	—
Exercise of share option awards	6,500	—	32	—	—	32
Share-based compensation	—	—	601	—	—	601
Forfeiture of nonvested share awards	(2,430)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of April 1, 2018	21,415,758	$250	$116,761	$108,501	$(42,527)	$182,985

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net (loss) income	$(1,309)	$5,326
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,759	4,743
Share-based compensation	601	584
Amortization of debt issuance costs	23	44
Deferred income taxes	707	1,786
Changes in operating assets and liabilities:
Accounts receivable, net	1,664	1,716
Merchandise inventories, net	(6,251)	(2,210)
Prepaid expenses and other assets	2,204	198
Accounts payable	(2,169)	(3,926)
Accrued expenses and other long-term liabilities	(9,156)	(9,338)
Net cash used in operating activities	(8,927)	(1,077)

Cash flows from investing activities:
Purchases of property and equipment	(2,398)	(4,369)
Net cash used in investing activities	(2,398)	(4,369)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	63,864	70,108
Principal payments under revolving credit facility	(39,963)	(58,299)
Changes in book overdraft	(10,319)	(3,744)
Principal payments under capital lease obligations	(456)	(370)
Proceeds from exercise of share option awards	32	14
Purchases of treasury stock	(428)	(53)
Tax withholding payments for share-based compensation	(366)	(805)
Dividends paid	(3,308)	(3,391)
Net cash provided by financing activities	9,056	3,460

Net decrease in cash	(2,269)	(1,986)

Cash at beginning of period	7,170	7,895

Cash at end of period	$4,901	$5,909

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$160	$378
Property and equipment additions unpaid	$879	$765

Supplemental disclosures of cash flow information:
Interest paid	$563	$234
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 435 stores and an e-commerce platform as of April 1, 2018. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2018 is comprised of 52 weeks and ends on December 30, 2018. Fiscal year 2017 was comprised of 52 weeks and ended on December 31, 2017. The fiscal interim periods in fiscal 2018 and 2017 are each comprised of 13 weeks.

Recently Adopted Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further clarified and amended in 2015 and 2016, and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard on January 1, 2018 using the modified retrospective approach. Further disclosures relative to the adoption of this standard are provided in the Revenue Recognition policy section of this Note 2 to the Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply, including an election to use certain transition relief. The Company is evaluating proposed guidance to allow companies not to restate prior comparative periods. The Company plans to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize on the balance sheet all leases with lease terms greater than 12 months. It is expected that this standard will have a material impact on the Company’s consolidated financial statements. The Company’s project team continues to evaluate the standard, along with the practical expedients offered and enhanced disclosures required in the ASU, in addition to implementing a recently-selected lease administration and accounting software and evaluating existing contracts for lease elements, among other activities, to account for this standard upon adoption.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities as of the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, and property and equipment; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift cards and returned merchandise credits (collectively, “stored value cards”) and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, the Company recorded an increase to retained earnings of $0.6 million, net of tax, as of January 1, 2018, due to the cumulative effect related to the change in accounting for stored value card breakage. In addition, the Company recorded merchandise inventory cost of $1.3 million related to estimated sales returns, with a corresponding increase to the sales return reserve recorded in accrued expenses; and revenues related to online sales were recognized upon shipment rather than delivery to the customer, with the cumulative effect related to this change determined to be immaterial.

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectibility is reasonably assured since the Company only extends immaterial credit purchases to certain municipalities and local school districts.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As noted in the segment information in the notes to the consolidated financial statements of the Company’s recently-filed Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 1 to these Interim Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Hard goods	$104,452	$110,754
Athletic and sport apparel	58,446	65,129
Athletic and sport footwear	69,352	74,168
Other sales	1,928	2,553
Net sales	$234,178	$252,604

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the products are tendered for delivery to the common carrier. For performance obligations related to stored value cards, the Company typically transfers control at a point in time upon redemption of the stored value card through consummation of a future sales transaction.

The transaction price for each contract is the stated price on the product, reduced by any stated discounts at that point in time. The Company does not engage in sales of products that attach a future material right which could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit point-of-sale contract with the customer, as reflected in the transaction receipt, states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for the Company’s contracts is due in full upon delivery. The customer agrees to a stated price implicit in the contract that does not vary over the contract.

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated merchandise inventory cost related to the sales returns is recorded in merchandise inventory. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

The Company has elected to apply the practical expedient, relative to e-commerce sales, which allows an entity to account for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales is not material.

Contract liabilities are recognized primarily for stored value card sales. Cash received from the sale of stored value cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the stored value card. Stored value card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 5% when it is determined that the likelihood of redemption is remote and no liability to relevant jurisdictions exists. The Company does not sell or provide stored value cards that carry expiration dates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company recognized approximately $2.3 million and $2.2 million in stored value card redemption revenue for the 13 weeks ended April 1, 2018 and April 2, 2017, respectively, and recognized approximately $119,000 and $111,000 in stored value card breakage revenue for the 13 weeks ended April 1, 2018 and April 2, 2017, respectively. The Company had outstanding stored value card liabilities of $5.8 million and $7.4 million as of April 1, 2018 and December 31, 2017, respectively, which are included in accrued expenses. Stored value card redemption and breakage revenue for the 13 weeks ended April 1, 2018 and stored value card liability as of April 1, 2018 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605. The Company will continue to monitor future quarters for materiality. Based upon historical experience, stored value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded merchandise inventory cost of $0.9 million related to estimated sales returns and an allowance for sales returns reserve of $1.8 million as of April 1, 2018 under ASC 606, which would have been reported as a net liability of $0.9 million with no merchandise inventory recorded as of April 1, 2018 under ASC 605.

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

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are made up of finished goods and are valued at the lower of cost or net realizable value using the weighted-average cost method, which approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of certain vendor allowances and cash discounts, in-bound freight-related expense and allocated overhead expense associated with the Company’s distribution center.

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired.

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

The Company recognized no impairment charges in the first 13 weeks of fiscal 2018 or 2017.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	April 1, 2018	December 31, 2017
	(In thousands)
Payroll and related expense	$19,806	$23,670
Occupancy expense	10,798	10,005
Sales tax	8,677	9,674
Other	20,419	24,877
Accrued expenses	$59,700	$68,226

(5)	Long-Term Debt

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

After giving effect to the Third Amendment, those loans designated as LIBO rate loans bear interest at a rate equal to the applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within Wells Fargo as its “prime rate.” The applicable margin for all loans are a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

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

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022.  As of April 1, 2018, the Company had long-term revolving credit borrowings of $68.9 million and letter of credit commitments of $0.4 million outstanding, compared with borrowings of $45.0 million and letter of credit commitments of $0.5 million as of December 31, 2017. Total remaining borrowing availability, after subtracting letters of credit, was $70.7 million and $94.5 million as of April 1, 2018 and December 31, 2017, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of April 1, 2018 and December 31, 2017, the Company had a valuation allowance for deferred income tax assets of $0.9 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2014 and after, and state and local income tax returns are open for fiscal years 2013 and after.

The provision for income taxes for the first quarter of fiscal 2018 reflects the write-off of deferred tax assets of $0.2 million related to share-based compensation. Also related to the provision for income taxes was approximately $0.8 million recorded in accounts receivable as of April 1, 2018, which is expected to offset income tax payable during fiscal 2018.

As of April 1, 2018 and December 31, 2017, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of April 1, 2018 and December 31, 2017, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 1, 2018	April 2, 2017
	(In thousands, except per share data)
Net (loss) income	$(1,309)	$5,326
Weighted-average shares of common stock outstanding:
Basic	20,942	21,683
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	—	233
Diluted	20,942	21,916
Basic earnings per share	$(0.06)	$0.25
Diluted earnings per share	$(0.06)	$0.24
Antidilutive share option awards excluded from diluted calculation	183	89
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	387	—

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The computation of diluted earnings per share for the 13 weeks ended April 1, 2018 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for the 13 weeks ended April 2, 2017 excludes share option awards that were outstanding and antidilutive, since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the first quarter of fiscal 2018 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for the first quarter of fiscal 2017 excludes nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(8)	Commitments and Contingencies

In February 2008, the Company entered into a lease for a parcel of land with an existing building adjacent to its corporate headquarters location, including a parking lot currently used by the Company (the “premises”). The lease term commenced in 2009 and the primary term was originally scheduled to expire on February 28, 2019, subject to renewal for six successive periods of five years each. In accordance with terms of the lease agreement, the Company is committed to the construction of a new retail building on the premises before the primary term expires, regardless of whether or not any renewal options are exercised. In May 2017, the Company entered into an amendment to the lease to, among other things, extend the primary lease term, and consequently the construction deadline, to a date between February 29, 2020 and June 30, 2020. Such extension required a non-refundable payment of $40,000, which the Company made concurrently with execution of the amendment. In November 2017, the Company entered into an additional amendment to the lease concurrently with entering into a purchase and sale agreement. Pursuant to the purchase and sale agreement, the Company has the right to purchase the premises for $4.5 million. The purchase and sale agreement’s due diligence period expired on March 2, 2018, and in connection therewith, the Company paid an escrow deposit of $300,000 to be applied towards the purchase price of the property. The closing of the sale is scheduled to occur on or before November 27, 2018, subject to seller’s right to elect an earlier closing date. Pursuant to the amended lease, if consummation of the sale fails to occur by November 27, 2018, then the Company’s lease would remain in full force and effect, including the construction deadline, which would be the later of (a) February 29, 2020, or (b) the earlier of (i) two (2) years after the date that the purchase and sale agreement is terminated, or (ii) November 27, 2020.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(9)	Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “Amended 2007 Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $0.6 million in share-based compensation expense for the 13 weeks ended April 1, 2018 and April 2, 2017, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first quarter of fiscal 2018, the Company granted 252,400 share option awards with a weighted-average grant-date fair value of $1.23 per option. No share option awards were granted in the first quarter of fiscal 2017.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Quarter Ended
	April 1, 2018	April 2, 2017
Risk-free interest rate	2.6%	—
Expected term	5.1 years	—
Expected volatility	48.0%	—
Expected dividend yield	9.6%	—

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	144,293	$10.11
Granted	252,400	6.21
Exercised	(6,500)	4.82
Forfeited or Expired	(23,319)	8.95
Outstanding at April 1, 2018	366,874	$7.59	7.89	$386,654
Exercisable at April 1, 2018	101,244	$10.22	2.98	$123,805
Vested and Expected to Vest at April 1, 2018	357,403	$7.63	7.84	$376,844

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $7.25 as of April 1, 2018, which would have been received by the option holders had all option holders exercised their option awards as of that date.

As of April 1, 2018, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.8 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2018 and 2017 was $0.9 million and $1.9 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2018 or 2017.

The Company granted 195,620 and 186,800 nonvested share awards in the first quarter of fiscal 2018 and 2017, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2018 and 2017 was $6.85 and $14.90, respectively. No nonvested share unit awards were granted during the first quarter of fiscal 2018 or 2017.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share awards activity for the 13 weeks ended April 1, 2018:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2017	377,035	$13.61
Granted	195,620	6.85
Vested	(138,505)	13.67
Forfeited	(2,430)	13.62
Balance at April 1, 2018	431,720	$10.53

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2018, the Company withheld 53,343 common shares with a total value of $0.4 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of April 1, 2018, there was $4.2 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 3.1 years and 0.2 years for nonvested share awards and nonvested share unit awards, respectively.

(10)	Subsequent Event

In the second quarter of fiscal 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on June 15, 2018 to stockholders of record as of June 1, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Big 5 Sporting Goods Corporation

El Segundo, California

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of April 1, 2018, and the related condensed consolidated statements of operations for the 13 weeks ended April 1, 2018 and April 2, 2017, and of stockholders’ equity and cash flows for the 13 weeks ended April 1, 2018 and April 2, 2017. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Los Angeles, California

May 2, 2018

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2018 includes 52 weeks and ends on December 30, 2018. Fiscal 2017 included 52 weeks and ended on December 31, 2017. The fiscal interim periods in fiscal 2018 and 2017 are each comprised of 13 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 435 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of April 1, 2018. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Throughout our history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	13 Weeks Ended April 1, 2018	13 Weeks Ended April 2, 2017
Beginning stores	435	432
New stores opened	—	—
Relocated stores opened	—	1
Stores closed	—	(1)
Relocated stores closed	—	(1)
Ending stores	435	431

For fiscal 2018, we anticipate opening approximately eight new stores and closing approximately three stores.

Executive Summary

Our net loss of $1.3 million for the first quarter of fiscal 2018 compared to net income of $5.3 million for the first quarter of fiscal 2017 primarily reflected the unfavorable impact of lower net sales and lower merchandise margins, partially offset by lower selling and administrative expense. Same store sales decreased 7.5% for the 13 weeks ended April 1, 2018, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 7.9% increase in same store sales for the first quarter of fiscal 2017.

•

Net sales for the first quarter of fiscal 2018 decreased 7.3% to $234.2 million compared to $252.6 million for the first quarter of fiscal 2017. The decrease in net sales was primarily attributable to a decrease in same store sales and a reduction in sales from closed stores, partially offset by added sales from new stores opened since January 1, 2017. Same store sales decreased in each of our major merchandise categories of hardgoods, apparel and footwear, and primarily reflected lower demand for winter-related products during the first half of the quarter and lower demand for non-winter-related products during the remainder of the quarter as generally cooler and wetter weather was experienced in most of our markets. The decline in winter-related product sales reflected unseasonably dry and warm weather conditions in most of our major markets compared to the first quarter of fiscal 2017, which experienced more favorable winter-weather conditions. Net and same store sales comparisons to the prior year were also unfavorably impacted by a calendar shift related to the Easter holiday.

•

Gross profit for the first quarter of fiscal 2018 represented 31.1% of net sales, compared with 33.1% in the first quarter of the prior year. The decrease in gross profit margin resulted mainly from lower merchandise margins and higher store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for the first quarter of fiscal 2018 decreased 1.5% to $73.5 million, or 31.4% of net sales, compared to $74.6 million, or 29.5% of net sales, for the first quarter of fiscal 2017. The decrease in selling and administrative expense was primarily attributable to reductions in print advertising and employee incentive compensation, partially offset by higher wage-related costs.

•

Net loss for the first quarter of fiscal 2018 was $1.3 million, or $0.06 per share, compared to net income of $5.3 million, or $0.24 per diluted share, for the first quarter of fiscal 2017. The lower earnings were driven primarily by lower net sales and lower merchandise margins, partially offset by lower selling and administrative expense.

•

Operating cash flow for the first quarter of fiscal 2018 was a negative $8.9 million compared to operating cash flow in the first quarter of fiscal 2017 of a negative $1.1 million, due primarily to decreased net income and increased funding of merchandise inventory.

•	Capital expenditures for the first quarter of fiscal 2018 decreased to $2.4 million from $4.4 million for the first quarter of fiscal 2017.
•	The balance under our revolving credit facility was $68.9 million as of April 1, 2018, compared with $21.8 million as of April 2, 2017 and $45.0 million as of December 31, 2017.
•	We paid cash dividends in the first quarter of fiscal 2018 of $3.3 million, or $0.15 per share, compared with $3.4 million, or $0.15 per share, in the first quarter of fiscal 2017.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended April 1, 2018 Compared to 13 Weeks Ended April 2, 2017

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 1, 2018		April 2, 2017
	(Dollars in thousands)
Net sales	$234,178	100.0%	$252,604	100.0%
Cost of sales (1)	161,452	68.9	168,982	66.9
Gross profit	72,726	31.1	83,622	33.1
Selling and administrative expense (2)	73,488	31.4	74,644	29.5
Operating (loss) income	(762)	(0.3)	8,978	3.6
Interest expense	656	0.3	268	0.1
(Loss) income before income taxes	(1,418)	(0.6)	8,710	3.5
Income taxes	(109)	0.0	3,384	1.3
Net (loss) income	$(1,309)	(0.6)%	$5,326	2.2%

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

Net Sales. Net sales decreased by $18.4 million, or 7.3%, to $234.2 million in the first quarter of fiscal 2018 from $252.6 million in the first quarter last year. The change in net sales reflected the following:

•

Same store sales decreased by $18.7 million, or 7.5%, for the 13 weeks ended April 1, 2018, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 7.9% increase in same store sales for the first quarter of fiscal 2017. Same store sales in the first quarter of fiscal 2018 decreased in each of our major merchandise categories of hardgoods, apparel and footwear, and primarily reflected lower demand for winter-related products during the first half of the quarter and lower demand for non-winter-related products during the remainder of the quarter as generally cooler and wetter weather was experienced in most of our markets. The decline in winter-related product sales reflected unseasonably dry and warm weather conditions in most of our major markets compared to the first quarter of fiscal 2017, which experienced more favorable winter-weather conditions. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period. Same store sales comparisons exclude sales from stores closed during the comparable periods. Beginning in fiscal 2018, we included sales from e-commerce in the same store sales calculation for both the current period and comparable prior year period. Sales from e-commerce in the first quarter of fiscal 2018 and the first quarter of fiscal 2017 were not material and had an insignificant effect on the percentage change in same store sales for the periods reported.

•	Added sales from new stores opened since January 1, 2017 were partially offset by a reduction in sales from closed stores.
•	We experienced decreased customer transactions and a higher average sale per transaction in the first quarter of fiscal 2018 compared to the same period last year.
•

Net and same store sales comparisons year over year reflected the unfavorable impact of a calendar shift related to the Easter holiday, when our stores are closed, into the first quarter of fiscal 2018 from the second quarter of fiscal 2017.

Gross Profit. Gross profit decreased by $10.9 million, or 13.0%, to $72.7 million, or 31.1% of net sales, in the 13 weeks ended April 1, 2018, from $83.6 million, or 33.1% of net sales, in the 13 weeks ended April 2, 2017. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $18.4 million, or 7.3%, compared with the first quarter of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 58 basis points compared with the first quarter of last year when merchandise margins increased by a favorable 228 basis points. This decrease primarily reflected a shift in sales mix away from higher-margin winter products resulting from unseasonably dry and warm winter weather conditions.

•

Store occupancy expense increased by $0.8 million, or an unfavorable 108 basis points, year over year in the first quarter of fiscal 2018 due primarily to lease renewals for existing stores and leases for new stores, and higher expenses associated with the increase in store count.

•

Distribution expense, including costs capitalized into inventory, decreased by $0.1 million in the first quarter of fiscal 2018 compared to the prior year, but increased by an unfavorable 29 basis points as a percentage of net sales. The favorable impact from increased costs capitalized into inventory was partially offset by higher expense primarily related to employee labor and benefits, as well as increased freight costs.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.1 million to $73.5 million, or 31.4% of net sales, in the 13 weeks ended April 1, 2018 from $74.6 million, or 29.5% of net sales, in the first quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $1.0 million due primarily to lower newspaper advertising.
•

Store-related expense, excluding occupancy, decreased by $0.1 million due primarily to a year-over-year reduction in store labor hours, partially offset by increased employee wage rates, as well as increased benefit-related expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2018 caused our labor expense to increase by approximately $0.3 million for the first quarter of fiscal 2018.

Interest Expense. Interest expense increased by $0.4 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Interest expense reflects an increase in average debt levels of $49.2 million to $68.5 million in the first quarter of fiscal 2018 from $19.2 million in the first quarter of fiscal 2017, as well as an increase in average interest rates of approximately 50 basis points to 3.0% in the first quarter of fiscal 2018 from 2.5% in the first quarter of fiscal 2017.

Income Taxes. The provision for income taxes decreased to a negative $0.1 million for the first quarter of fiscal 2018 from a positive $3.4 million for the first quarter of fiscal 2017, primarily as a result of a pre-tax loss in the first quarter of fiscal 2018 compared to pre-tax income in the first quarter of fiscal 2017. Our effective tax rate was 7.7% for the first quarter of fiscal 2018 and 38.9% for the first quarter of fiscal 2017, primarily reflecting a reduction in the federal corporate income tax rate resulting from enactment of the Tax Cuts and Jobs Act in fiscal 2017 and the write-off of $0.2 million of deferred tax assets related to share-based compensation.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of April 1, 2018, we had $4.9 million of cash compared with $5.9 million as of April 2, 2017. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(8,927)	$(1,077)
Investing activities	(2,398)	(4,369)
Financing activities	9,056	3,460
Net decrease in cash	$(2,269)	$(1,986)

Operating Activities. Operating cash flows for the first quarter of fiscal 2018 and 2017 were a negative $8.9 million and a negative $1.1 million, respectively. The decreased cash flow from operating activities for the first quarter of fiscal 2018 compared to the same period last year primarily reflects the decrease in net income as well as a larger increase in merchandise inventory in the first quarter of fiscal 2018 than we experienced in the first quarter of fiscal 2017, due primarily to lower-than-anticipated net sales in the first quarter of fiscal 2018 compared to the prior year.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2018 and 2017 was $2.4 million and $4.4 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The decrease primarily reflects lower required investment in certain computer hardware, software and infrastructure improvements. Capital expenditures for both periods reflect store-related remodeling, distribution center investments and computer hardware and software purchases. Capital expenditures for the first quarter of fiscal 2017 also reflect new store investments.

Financing Activities. Financing cash flows for the first quarter of fiscal 2018 and 2017 were a positive $9.1 million and a positive $3.5 million, respectively. For the first quarter of fiscal 2018, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by an increase in outstanding checks and dividend payments. For the first quarter of fiscal 2017, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments.

As of April 1, 2018, we had revolving credit borrowings of $68.9 million and letter of credit commitments of $0.4 million outstanding. These balances compare to revolving credit borrowings of $45.0 million and letter of credit commitments of $0.5 million outstanding as of December 31, 2017 and revolving credit borrowings of $21.8 million and letter of credit commitments of $0.5 million outstanding as of April 2, 2017. Our higher debt levels in fiscal 2018 compared with the prior year largely reflect our higher merchandise inventory levels as a result of lower-than-anticipated demand for winter-related products in the first quarter of fiscal 2018.

In fiscal 2017 we paid quarterly cash dividends of $0.15 per share of outstanding common stock, for an annual rate of $0.60 per share. In the first quarter of fiscal 2018 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock. In the second quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on June 15, 2018 to stockholders of record as of June 1, 2018.

Pursuant to our current share repurchase program, in the first quarter of fiscal 2018, we repurchased 75,748 shares of common stock for $0.4 million. In the first quarter of fiscal 2017, we repurchased 4,100 shares of common stock for $0.1 million. Since the inception of our initial share repurchase program in May 2006 through April 1, 2018, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

After giving effect to the Third Amendment, those loans designated as LIBO rate loans will bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within Wells Fargo as its “prime rate.” The applicable margin for all loans are a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

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

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022.  As of April 1, 2018, we had long-term revolving credit borrowings of $68.9 million and letter of credit commitments of $0.4 million outstanding, compared with borrowings of $45.0 million and letter of credit commitments of $0.5 million as of December 31, 2017. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $70.7 million and $94.5 million as of April 1, 2018 and December 31, 2017, respectively.

Future Capital Requirements. We had cash on hand of $4.9 million as of April 1, 2018. We expect capital expenditures for fiscal 2018, excluding non-cash acquisitions, to range from approximately $16.0 million to $20.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. As more fully described in Note 8 to the Interim Financial Statements included in Part 1, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, we have the right to acquire for $4.5 million a parcel of land that we currently lease. This parcel of land with an existing building is adjacent to our corporate headquarters location and includes a parking lot currently used by us. For fiscal 2018, we anticipate opening approximately eight new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the second quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on June 15, 2018 to stockholders of record as of June 1, 2018.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Our decision to repurchase our common stock may be influenced by a variety of factors, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend upon market conditions and other considerations. As of April 1, 2018, a total of $15.3 million remained available for share repurchases under our current share repurchase program.

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

Issued and outstanding letters of credit were $0.4 million as of April 1, 2018, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, is a discussion of our future obligations and commitments as of December 31, 2017. In the first quarter of fiscal 2018, our revolving credit borrowings increased by $23.9 million from the end of fiscal 2017. We entered into new operating lease agreements in relation to our business operations during the first quarter of fiscal 2018. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 31, 2017.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the first quarter of fiscal 2018.

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

In fiscal 2017, and during the first quarter of fiscal 2018, the impact of inflation was minimal. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of April 1, 2018, our interest expense would change approximately $0.7 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of April 1, 2018.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 1, 2018, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A.  Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended April 1, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
January 1 – January 28	11,474	$6.22	11,474	$15,629,000
January 29 – February 25	64,274	$5.57	64,274	$15,271,000
February 26 – April 1	53,343	$—	—	$15,271,000
Total	129,091		75,748	$15,271,000

(1)

The Company withheld 53,343 shares of Company common stock at an average price of $6.85 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s Amended and Restated 2007 Equity and Performance Incentive Plan.

(2)

In the third quarter of fiscal 2016, the Company’s Board of Directors authorized the current share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. All share repurchases shown in this table, except for shares withheld, were made under the Company’s current share repurchase program. Under the current authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through April 1, 2018, the Company has repurchased a total of 3,528,972 shares for $41.8 million. As of April 1, 2018, a total of $15.3 million remained available for share repurchases under the current share repurchase program.

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (1)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (1)

32.1	Section 1350 Certification of Chief Executive Officer. (1)

32.2	Section 1350 Certification of Chief Financial Officer. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (1)

101.LAB	XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 2, 2018	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 2, 2018	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)