Form 10-Q
period 2018-07-01
BIG 5 SPORTING GOODS Corp
filed 2018-08-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 21,431,124 shares of common stock, with a par value of $0.01 per share outstanding as of July 24, 2018.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$5,898	$7,170
Accounts receivable, net of allowances of $62 and $79, respectively	12,024	10,886
Merchandise inventories, net	345,622	313,905
Prepaid expenses	19,668	18,930
Total current assets	383,212	350,891
Property and equipment, net	73,053	77,265
Deferred income taxes	13,444	14,172
Other assets, net of accumulated amortization of $1,622 and $1,575, respectively	3,578	2,732
Total assets	$473,287	$445,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$112,594	$113,740
Accrued expenses	59,947	68,226
Current portion of capital lease obligations	1,784	1,754
Total current liabilities	174,325	183,720
Deferred rent, less current portion	15,512	15,948
Capital lease obligations, less current portion	2,452	2,800
Long-term debt	90,651	45,000
Other long-term liabilities	10,259	10,523
Total liabilities	293,199	257,991
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,081,337 and 24,919,624 shares, respectively; outstanding 21,431,124 and 21,345,159 shares, respectively	250	249
Additional paid-in capital	117,323	116,495
Retained earnings	105,042	112,424
Less: Treasury stock, at cost; 3,650,213 and 3,574,465 shares, respectively	(42,527)	(42,099)
Total stockholders' equity	180,088	187,069
Total liabilities and stockholders' equity	$473,287	$445,060

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$239,951	$243,671	$474,129	$496,275
Cost of sales	164,680	164,363	326,132	333,345
Gross profit	75,271	79,308	147,997	162,930
Selling and administrative expense	74,656	74,188	148,144	148,832
Operating income (loss)	615	5,120	(147)	14,098
Interest expense	793	380	1,449	648
(Loss) income before income taxes	(178)	4,740	(1,596)	13,450
Income taxes	70	1,962	(39)	5,346
Net (loss) income	$(248)	$2,778	$(1,557)	$8,104
Earnings per share:
Basic	$(0.01)	$0.13	$(0.07)	$0.37
Diluted	$(0.01)	$0.13	$(0.07)	$0.37
Dividends per share	$0.15	$0.15	$0.30	$0.30
Weighted-average shares of common stock outstanding:
Basic	20,985	21,746	20,964	21,715
Diluted	20,985	21,871	20,964	21,923

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037
Net income	—	—	—	8,104	—	8,104
Dividends on common stock ($0.30 per share)	—	—	—	(6,616)	—	(6,616)
Issuance of nonvested share awards	203,112	2	(2)	—	—	—
Exercise of share option awards	4,150	—	28	—	—	28
Share-based compensation	—	—	1,170	—	—	1,170
Forfeiture of nonvested share awards	(15,945)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(54,012)	(1)	(804)	—	—	(805)
Purchases of treasury stock	(10,500)	—	—	—	(136)	(136)
Balance as of July 2, 2017	22,139,456	$249	$115,189	$125,851	$(34,507)	$206,782

Balance as of December 31, 2017	21,345,159	$249	$116,495	$112,424	$(42,099)	$187,069
Net loss	—	—	—	(1,557)	—	(1,557)
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	575	—	575
Dividends on common stock ($0.30 per share)	—	—	—	(6,400)	—	(6,400)
Issuance of nonvested share awards	213,062	2	(2)	—	—	—
Exercise of share option awards	6,564	—	31	—	—	31
Share-based compensation	—	—	1,164	—	—	1,164
Forfeiture of nonvested share awards	(4,570)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of July 1, 2018	21,431,124	$250	$117,323	$105,042	$(42,527)	$180,088

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net (loss) income	$(1,557)	$8,104
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,553	9,473
Share-based compensation	1,164	1,170
Amortization of debt issuance costs	46	88
Deferred income taxes	521	2,059
Changes in operating assets and liabilities:
Accounts receivable, net	(1,138)	75
Merchandise inventories, net	(31,717)	(34,397)
Prepaid expenses and other assets	84	(1,662)
Accounts payable	10,747	11,361
Accrued expenses and other long-term liabilities	(9,583)	(15,673)
Net cash used in operating activities	(21,880)	(19,402)

Cash flows from investing activities:
Purchases of property and equipment	(5,160)	(7,153)
Net cash used in investing activities	(5,160)	(7,153)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	136,796	135,281
Principal payments under revolving credit facility	(91,145)	(97,361)
Changes in book overdraft	(11,771)	(4,311)
Principal payments under capital lease obligations	(893)	(746)
Proceeds from exercise of share option awards	31	28
Purchases of treasury stock	(428)	(136)
Tax withholding payments for share-based compensation	(366)	(805)
Dividends paid	(6,456)	(6,662)
Net cash provided by financing activities	25,768	25,288

Net decrease in cash	(1,272)	(1,267)

Cash at beginning of period	7,170	7,895

Cash at end of period	$5,898	$6,628

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$644	$2,009
Property and equipment additions unpaid	$1,471	$1,505

Supplemental disclosures of cash flow information:
Interest paid	$1,275	$469
Income taxes paid	$20	$8,309

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 435 stores and an e-commerce platform as of July 1, 2018. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply, including an election to use certain transition relief. The Company is evaluating proposed guidance to allow companies not to restate prior comparative periods. The Company plans to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize on the balance sheet right-of-use assets and lease obligations for all leases with lease terms greater than 12 months. It is expected that this standard will have a material impact on the Company’s consolidated financial statements. The Company’s project team continues to evaluate the standard, along with the practical expedients offered and enhanced disclosures required in the ASU, in addition to implementing new lease administration and accounting software, including data conversion, identifying arrangements that contain embedded leases and evaluating and mapping new and existing controls, among other activities, to account for this standard upon adoption.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities as of the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, and property and equipment; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift cards and returned merchandise credits (collectively, “stored-value cards”) and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, the Company recorded an increase to retained earnings of $0.6 million, net of tax, as of January 1, 2018, due to the cumulative effect related to the change in accounting for stored-value card breakage. In addition, the Company recorded estimated right-of-return merchandise cost of $1.3 million related to estimated sales returns, with a corresponding increase to the sales return reserve recorded in accrued expenses; and revenues related to online sales were recognized upon shipment rather than delivery to the customer, with the cumulative effect related to this change determined to be immaterial.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As noted in the segment information in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Note 1 to these Interim Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Hard goods	$129,013	$132,958	$233,464	$243,712
Athletic and sport apparel	42,590	41,949	101,036	107,078
Athletic and sport footwear	67,199	67,803	136,552	141,971
Other sales	1,149	961	3,077	3,514
Net sales	$239,951	$243,671	$474,129	$496,275

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control at a point in time upon redemption of the stored-value card through consummation of a future sales transaction.

The transaction price for each contract is the stated price on the product, reduced by any stated discounts at that point in time. The Company does not engage in sales of products that attach a future material right which could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit point-of-sale contract with the customer, as reflected in the transaction receipt, states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for the Company’s contracts is due in full upon delivery. The customer agrees to a stated price implicit in the contract.

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s interim unaudited condensed consolidated balance sheet as of July 1, 2018. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

Contract liabilities are recognized primarily for stored-value card sales. Cash received from the sale of stored-value cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the stored-value card. Stored-value card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of five percent. The Company does not sell or provide stored-value cards that carry expiration dates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company recognized approximately $1.7 million and $3.9 million in stored-value card redemption revenue for the 13 and 26 weeks ended July 1, 2018, respectively, and for the 13 and 26 weeks ended July 2, 2017, respectively. The Company also recognized approximately $88,000 and $206,000 in stored-value card breakage revenue for the 13 and 26 weeks ended July 1, 2018, respectively, compared to approximately $111,000 and $223,000 in stored-value card breakage revenue for the 13 and 26 weeks ended July 2, 2017, respectively. The Company had outstanding stored-value card liabilities of $5.7 million and $7.4 million as of July 1, 2018 and December 31, 2017, respectively, which are included in accrued expenses. Stored-value card redemption and breakage revenue for the 13 and 26 weeks ended July 1, 2018 and stored-value card liability as of July 1, 2018 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605. The Company will continue to monitor future quarters for materiality. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.9 million related to estimated sales returns and an allowance for sales returns reserve of $1.8 million as of July 1, 2018 under ASC 606, which would have been reported as a net liability of $0.9 million with no estimated right-of-return merchandise cost recorded as of July 1, 2018 under ASC 605.

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

The Company recognized no impairment charges in the first half of fiscal 2018 or 2017.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	July 1, 2018	December 31, 2017
	(In thousands)
Payroll and related expense	$21,228	$23,670
Occupancy expense	9,698	10,005
Sales tax	6,458	9,674
Other	22,563	24,877
Accrued expenses	$59,947	$68,226

(5)	Long-Term Debt

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

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022.  As of July 1, 2018, the Company had long-term revolving credit borrowings of $90.7 million and letter of credit commitments of $0.4 million outstanding, compared with borrowings of $45.0 million and letter of credit commitments of $0.5 million as of December 31, 2017. Total remaining borrowing availability, after subtracting letters of credit, was $48.9 million and $94.5 million as of July 1, 2018 and December 31, 2017, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of July 1, 2018 and December 31, 2017, the Company had a valuation allowance for deferred income tax assets of $0.9 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2014 and after, and state and local income tax returns are open for fiscal years 2013 and after.

The provision for income taxes for the 26 weeks ended July 1, 2018 reflects the write-off of deferred tax assets of $0.2 million related to share-based compensation.

As of July 1, 2018 and December 31, 2017, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of July 1, 2018 and December 31, 2017, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except per share data)
Net (loss) income	$(248)	$2,778	$(1,557)	$8,104
Weighted-average shares of common stock outstanding:
Basic	20,985	21,746	20,964	21,715
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	—	125	—	208
Diluted	20,985	21,871	20,964	21,923
Basic earnings per share	$(0.01)	$0.13	$(0.07)	$0.37
Diluted earnings per share	$(0.01)	$0.13	$(0.07)	$0.37
Antidilutive share option awards excluded from diluted calculation	110	71	261	84
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	301	3	280	—

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The computation of diluted earnings per share for the 13 and 26 weeks ended July 1, 2018 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for the 13 and 26 weeks ended July 2, 2017 excludes share option awards that were outstanding and antidilutive, since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for the 13 and 26 weeks ended July 1, 2018 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for the 13 and 26 weeks ended July 2, 2017 excludes nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “Amended 2007 Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million and $1.2 million in share-based compensation expense for the 13 and 26 weeks ended July 1, 2018, respectively, compared to $0.6 million and $1.2 million in share-based compensation expense recognized for the 13 and 26 weeks ended July 2, 2017, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first half of fiscal 2018, the Company granted 254,900 share option awards with a weighted-average grant-date fair value of $1.23 per option. No share option awards were granted in the first half of fiscal 2017.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	144,293	$10.11
Granted	254,900	6.22
Exercised	(6,564)	4.82
Forfeited or Expired	(23,319)	8.95
Outstanding at July 1, 2018	369,310	$7.60	7.66	$492,570
Exercisable at July 1, 2018	108,993	$10.32	3.04	$143,751
Vested and Expected to Vest at July 1, 2018	360,672	$7.63	7.61	$480,840

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $7.60 as of July 1, 2018, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The total intrinsic value of share option awards exercised for the 26 weeks ended July 1, 2018 and July 2, 2017 was approximately $10,000 and $34,000, respectively. The total cash received from employees as a result of employee share option award exercises for the 26 weeks ended July 1, 2018 and July 2, 2017 was approximately $31,000 and $28,000, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in the 26 weeks ended July 1, 2018 and July 2, 2017 totaled $3,000 and $13,000, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Risk-free interest rate	2.9%	—	2.6%	—
Expected term	5.1 years	—	5.1 years	—
Expected volatility	48.0%	—	48.0%	—
Expected dividend yield	7.5%	—	9.5%	—

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

As of July 1, 2018, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.6 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first half of fiscal 2018 and 2017 was $1.0 million and $2.0 million, respectively. The total fair value of nonvested share unit awards which vested during the first half of fiscal 2018 and 2017 was $0.3 million and $0.3 million, respectively.

The Company granted 213,062 and 191,000 nonvested share awards in the first half of fiscal 2018 and 2017, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2018 and 2017 was $6.99 and $14.88, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2017	377,035	$13.61
Granted	213,062	6.99
Vested	(144,205)	13.66
Forfeited	(4,570)	12.10
Balance at July 1, 2018	441,322	$10.42

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2018, the Company withheld 53,343 common shares with a total value of $0.4 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

The Company granted 34,884 and 21,000 nonvested share unit awards in the first half of fiscal 2018 and 2017, respectively. The weighted-average grant-date fair value of the Company’s nonvested share unit awards granted in the first half of fiscal 2018 and 2017 was $8.60 and $13.90, respectively.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2017	23,250	$12.82
Granted	34,884	8.60
Vested	(23,250)	13.71
Forfeited	—	—
Balance at July 1, 2018	34,884	$8.01

As of July 1, 2018, there was $3.9 million and $0.3 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.8 years and 0.9 years for nonvested share awards and nonvested share unit awards, respectively.

(10)	Subsequent Event

In the third quarter of fiscal 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on September 14, 2018 to stockholders of record as of August 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Big 5 Sporting Goods Corporation
El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the "Company") as of July 1, 2018, the related condensed consolidated statements of operations for the 13 and 26 weeks ended July 1, 2018 and July 2, 2017, and of stockholders’ equity and cash flows for the 26 weeks ended July 1, 2018 and July 2, 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

August 1, 2018

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

Overview

We are a leading sporting goods retailer in the western United States, operating 435 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of July 1, 2018. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Throughout our history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Beginning stores	435	431	435	432
New stores opened	2	2	2	2
Relocated stores opened	—	—	—	1
Stores closed	(1)	—	(1)	(1)
Relocated stores closed	(1)	—	(1)	(1)
Ending stores	435	433	435	433

For fiscal 2018, we anticipate opening approximately five new stores and closing approximately three stores.

Executive Summary

Our net loss of $0.2 million for the second quarter of fiscal 2018 compared to net income of $2.8 million for the second quarter of fiscal 2017 primarily reflected the unfavorable impact of lower net sales and higher distribution and occupancy expense, partially offset by higher merchandise margins. Same store sales decreased 2.1% for the 13 weeks ended July 1, 2018, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 0.9% increase in same store sales for the second quarter of fiscal 2017.

•

Net sales for the second quarter of fiscal 2018 decreased 1.5% to $240.0 million compared to $243.7 million for the second quarter of fiscal 2017. The decrease in net sales was primarily attributable to a decrease in same store sales and a reduction in sales from closed stores, partially offset by added sales from new stores opened since April 2, 2017. Same store sales for our major merchandise categories of hardgoods and footwear declined, partially offset by an increase in same store sales for our apparel category. Net and same store sales comparisons to the prior year reflected the unfavorable impact of generally cooler spring and summer weather conditions across many of our markets during key selling periods, including the Memorial Day and Father’s Day weekends and the lead-up to the July 4th holiday, as well as offsetting impacts of calendar shifts related to the Easter and July 4th holidays.

•

Gross profit for the second quarter of fiscal 2018 represented 31.4% of net sales, compared with 32.5% in the second quarter of the prior year. The decrease in gross profit margin resulted mainly from higher distribution and store occupancy expense as a percentage of net sales, partially offset by higher merchandise margins.

•

Selling and administrative expense for the second quarter of fiscal 2018 increased 0.7% to $74.7 million, or 31.1% of net sales, compared to $74.2 million, or 30.4% of net sales, for the second quarter of fiscal 2017. The increase in selling and administrative expense was primarily attributable to higher employee labor and benefit-related expense, partially offset by lower print advertising expense.

•

Net loss for the second quarter of fiscal 2018 was $0.2 million, or $0.01 per share, compared to net income of $2.8 million, or $0.13 per diluted share, for the second quarter of fiscal 2017. The lower earnings were driven primarily by lower net sales, higher distribution and occupancy expense, partially offset by higher merchandise margins.

•

Operating cash flow for the first half of fiscal 2018 was a negative $21.9 million compared to operating cash flow in the first half of fiscal 2017 of a negative $19.4 million, due primarily to decreased net income, partially offset by smaller reductions in accrued expense largely related to income taxes.

•	Capital expenditures for the first half of fiscal 2018 decreased to $5.2 million from $7.2 million for the first half of fiscal 2017.
•	The balance under our revolving credit facility was $90.7 million as of July 1, 2018, compared with $47.9 million as of July 2, 2017 and $45.0 million as of December 31, 2017.
•	We paid cash dividends in the first half of fiscal 2018 of $6.5 million, or $0.30 per share, compared with $6.7 million, or $0.30 per share, in the first half of fiscal 2017.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended July 1, 2018 Compared to 13 Weeks Ended July 2, 2017

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 1, 2018		July 2, 2017
	(Dollars in thousands)
Net sales	$239,951	100.0%	$243,671	100.0%
Cost of sales (1)	164,680	68.6	164,363	67.5
Gross profit	75,271	31.4	79,308	32.5
Selling and administrative expense (2)	74,656	31.1	74,188	30.4
Operating income	615	0.3	5,120	2.1
Interest expense	793	0.3	380	0.2
(Loss) income before income taxes	(178)	(0.0)	4,740	1.9
Income taxes	70	0.0	1,962	0.8
Net (loss) income	$(248)	(0.0)%	$2,778	1.1%

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

Net Sales. Net sales decreased by $3.7 million, or 1.5%, to $240.0 million in the second quarter of fiscal 2018 from $243.7 million in the second quarter last year. The change in net sales reflected the following:

•

Same store sales decreased by $5.1 million, or 2.1%, for the 13 weeks ended July 1, 2018, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 0.9% increase in same store sales for the second quarter of fiscal 2017. Same store sales in the second quarter of fiscal 2018 for our major merchandise categories of hardgoods and footwear declined, partially offset by an increase in same store sales for our apparel category. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period. Same store sales comparisons exclude sales from stores closed during the comparable periods. Beginning in fiscal 2018, we included sales from e-commerce in the same store sales calculation for both the current period and comparable prior year period. Sales from e-commerce in the second quarter of fiscal 2018 and the second quarter of fiscal 2017 were not material and had an insignificant effect on the percentage change in same store sales for the periods reported.

•	Added sales from new stores opened since April 2, 2017 were partially offset by a reduction in sales from closed stores.
•	We experienced decreased customer transactions and a higher average sale per transaction in the second quarter of fiscal 2018 compared to the same period last year.

•

Net and same store sales comparisons year over year reflected the unfavorable impact of generally cooler spring and summer weather conditions across many of our markets during key selling periods, including the Memorial Day and Father’s Day weekends and the lead-up to the July 4th holiday, as well as the favorable impact of a calendar shift related to the Easter holiday, when our stores are closed, into the first quarter of fiscal 2018 from the second quarter of fiscal 2017, offset by the unfavorable impact of a calendar shift of the July 4th holiday one day further into the third quarter this year.

Gross Profit. Gross profit decreased by $4.0 million, or 5.0%, to $75.3 million, or 31.4% of net sales, in the 13 weeks ended July 1, 2018, from $79.3 million, or 32.5% of net sales, in the 13 weeks ended July 2, 2017. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $3.7 million, or 1.5%, compared with the second quarter of last year.
•

Distribution expense, including costs capitalized into inventory, increased by $1.9 million, or an unfavorable 84 basis points, in the second quarter of fiscal 2018 compared to the prior year. The increase reflected decreased costs capitalized into inventory as well as higher expense primarily related to employee labor and benefits, and higher freight costs.

•	Store occupancy expense increased by $1.1 million, or an unfavorable 60 basis points, year over year in the second quarter of fiscal 2018 due primarily to lease renewals for existing stores.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 42 basis points compared with the second quarter of last year when merchandise margins increased by a favorable 37 basis points. This increase primarily reflected a shift in our sales mix towards higher-margin products, such as apparel, and away from lower-margin products, such as firearms, as well as reduced promotional activities.

Selling and Administrative Expense. Selling and administrative expense increased by $0.5 million to $74.7 million, or 31.1% of net sales, in the 13 weeks ended July 1, 2018 from $74.2 million, or 30.4% of net sales, in the second quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $1.4 million due primarily to increased employee labor and benefit-related expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2018 caused our labor expense to increase by approximately $0.3 million for the second quarter of fiscal 2018.

•	Administrative expense increased by $0.4 million, primarily attributable to higher expense related to employee labor and benefits.
•	Advertising expense decreased by $1.3 million due mainly to lower newspaper advertising.

Interest Expense. Interest expense increased by $0.4 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Interest expense reflects an increase in average debt levels of $42.9 million to $83.0 million in the second quarter of fiscal 2018 from $40.1 million in the second quarter of fiscal 2017, as well as an increase in average interest rates of approximately 80 basis points to 3.3% in the second quarter of fiscal 2018 from 2.5% in the second quarter of fiscal 2017.

Income Taxes. The provision for income taxes decreased to $0.1 million for the second quarter of fiscal 2018 from $2.0 million for the second quarter of fiscal 2017. The tax provision for the second quarter of fiscal 2018 reflects lower-than-anticipated income for the period. The larger tax provision for the second quarter of fiscal 2017 reflects increased pre-tax income and a higher federal corporate income tax rate prior to enactment of the Tax Cuts and Jobs Act in December 2017.

26 Weeks Ended July 1, 2018 Compared to 26 Weeks Ended July 2, 2017

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 1, 2018		July 2, 2017
	(Dollars in thousands)
Net sales	$474,129	100.0%	$496,275	100.0%
Cost of sales (1)	326,132	68.8	333,345	67.2
Gross profit	147,997	31.2	162,930	32.8
Selling and administrative expense (2)	148,144	31.2	148,832	30.0
Operating (loss) income	(147)	0.0	14,098	2.8
Interest expense	1,449	0.3	648	0.1
(Loss) income before income taxes	(1,596)	(0.3)	13,450	2.7
Income taxes	(39)	0.0	5,346	1.1
Net (loss) income	$(1,557)	(0.3)%	$8,104	1.6%

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

Net Sales. Net sales decreased by $22.2 million, or 4.5%, to $474.1 million in the first half of fiscal 2018 from $496.3 million in the first half last year. The change in net sales reflected the following:

•

Same store sales decreased by $23.8 million, or 4.9%, for the 26 weeks ended July 1, 2018, versus the comparable 26-week period in the prior year. This decrease in same store sales compares to a 4.3% increase in same store sales for the comparable 26-week period in the prior year. Same store sales in the first half of fiscal 2018 decreased in each of our major merchandise categories of hardgoods, apparel and footwear, and primarily reflected lower demand for winter-related products during the first quarter of fiscal 2018 resulting from unseasonably dry and warm weather conditions in most of our major markets compared to the first quarter of fiscal 2017, which experienced more favorable winter-weather conditions. Generally cooler spring and summer weather conditions across many of our markets during key selling periods, including the Memorial Day and Father’s Day weekends and the lead-up to the July 4th holiday, contributed to lower sales of warm weather products in the second quarter of fiscal 2018. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period. Same store sales comparisons exclude sales from stores closed during the comparable periods. Beginning in fiscal 2018, we included sales from e-commerce in the same store sales calculation for both the current period and comparable prior year period. Sales from e-commerce in the first half of fiscal 2018 and the first half of fiscal 2017 were not material and had an insignificant effect on the percentage change in same store sales for the periods reported.

•	Added sales from new stores opened since January 1, 2017 were partially offset by a reduction in sales from closed stores.
•	We experienced decreased customer transactions and a higher average sale per transaction in the first half of fiscal 2018 compared to the same period last year.

Gross Profit. Gross profit decreased by $14.9 million, or 9.1%, to $148.0 million, or 31.2% of net sales, in the 26 weeks ended July 1, 2018, from $162.9 million, or 32.8% of net sales, in the 26 weeks ended July 2, 2017. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $22.2 million, or 4.5%, compared with the first half of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 9 basis points compared with the first half of last year when merchandise margins increased by a favorable 132 basis points. This decrease primarily reflected a shift in our sales mix away from higher-margin winter products in the first quarter of fiscal 2018, resulting from unseasonably dry and warm winter weather conditions, partially offset by the increase in merchandise margins experienced in the second quarter of fiscal 2018.

•

Store occupancy expense increased by $1.9 million, or an unfavorable 85 basis points, year over year in the first half of fiscal 2018 due primarily to lease renewals for existing stores, and higher expenses associated with the increase in store count.

•

Distribution expense, including costs capitalized into inventory, increased by $1.8 million, or an unfavorable 55 basis points, in the first half of fiscal 2018 compared to the prior year. The increase reflected decreased costs capitalized into inventory as well as higher expense primarily related to employee labor and benefits, and higher freight costs.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.7 million to $148.1 million, or 31.2% of net sales, in the first half of fiscal 2018 from $148.8 million, or 30.0% of net sales, in the first half last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $2.3 million due primarily to lower newspaper advertising.
•

Store-related expense, excluding occupancy, increased by $1.3 million due primarily to increased employee labor and benefit-related expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our store operations are located. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. We estimate that the impact of the California minimum wage rate increase of $0.50 per hour effective in January 2018 caused our labor expense to increase by approximately $0.6 million for the first half of fiscal 2018.

Interest Expense. Interest expense increased by $0.8 million in the first half of fiscal 2018 compared to the first half of fiscal 2017. Interest expense reflects an increase in average debt levels of $46.1 million to $75.8 million in the first half of fiscal 2018 from $29.7 million in the first half of fiscal 2017, as well as an increase in average interest rates of approximately 70 basis points to 3.2% in the first half of fiscal 2018 from 2.5% in the first half of fiscal 2017.

Income Taxes. The provision for income taxes decreased to an income tax benefit of $39,000 for the first half of fiscal 2018 from an income tax expense of $5.3 million for the first half of fiscal 2017, primarily as a result of a pre-tax loss in the first half of fiscal 2018 compared to pre-tax income in the first half of fiscal 2017. Our effective tax rate was 2.4% for the first half of fiscal 2018 and 39.7% for the first half of fiscal 2017, primarily reflecting a reduction in the federal corporate income tax rate resulting from enactment of the Tax Cuts and Jobs Act in December 2017 and the write-off of $0.2 million of deferred tax assets related to share-based compensation in the first half of fiscal 2018.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of July 1, 2018, we had $5.9 million of cash compared with $6.6 million as of July 2, 2017. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(21,880)	$(19,402)
Investing activities	(5,160)	(7,153)
Financing activities	25,768	25,288
Net decrease in cash	$(1,272)	$(1,267)

Operating Activities. Operating cash flows for the first half of fiscal 2018 and 2017 were a negative $21.9 million and a negative $19.4 million, respectively. The decreased cash flow from operating activities for the first half of fiscal 2018 compared to the same period last year primarily reflects the decrease in net income, partially offset by smaller reductions in accrued expense largely related to income taxes.

Investing Activities. Net cash used in investing activities for the first half of fiscal 2018 and 2017 was $5.2 million and $7.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The decrease primarily reflects lower required investment in computer hardware, software and infrastructure improvements. Capital expenditures for both periods include store-related remodeling, distribution center investments, new store investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first half of fiscal 2018 and 2017 were a positive $25.8 million and a positive $25.3 million, respectively. For both periods, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments.

As of July 1, 2018, we had revolving credit borrowings of $90.7 million and letter of credit commitments of $0.4 million outstanding. These balances compare to revolving credit borrowings of $45.0 million and letter of credit commitments of $0.5 million outstanding as of December 31, 2017 and revolving credit borrowings of $47.9 million and letter of credit commitments of $0.5 million outstanding as of July 2, 2017. Our higher debt levels in fiscal 2018 compared with the prior year largely reflect our higher merchandise inventory levels as a result of lower-than-anticipated demand for winter-related products in the first quarter of fiscal 2018.

In fiscal 2017 we paid quarterly cash dividends of $0.15 per share of outstanding common stock, for an annual rate of $0.60 per share. In the first two quarters of fiscal 2018 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock in each quarter. In the third quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on September 14, 2018 to stockholders of record as of August 31, 2018.

Pursuant to our current share repurchase program, in the first half of fiscal 2018, we repurchased 75,748 shares of common stock for $0.4 million. In the first half of fiscal 2017, we repurchased 10,500 shares of common stock for $0.1 million. Since the inception of our initial share repurchase program in May 2006 through July 1, 2018, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

After giving effect to the Third Amendment, those loans designated as LIBO rate loans bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within Wells Fargo as its “prime rate.” The applicable margin for all loans are a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

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

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022.  As of July 1, 2018, we had long-term revolving credit borrowings of $90.7 million and letter of credit commitments of $0.4 million outstanding, compared with borrowings of $45.0 million and letter of credit commitments of $0.5 million as of December 31, 2017. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $48.9 million and $94.5 million as of July 1, 2018 and December 31, 2017, respectively.

Future Capital Requirements. We had cash on hand of $5.9 million as of July 1, 2018. We expect capital expenditures for fiscal 2018, excluding non-cash acquisitions, to range from approximately $14.0 million to $18.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. Included in the range above, and as more fully described in Note 8 to the Interim Financial Statements included in Part 1, Item 1,

Financial Statements, of this Quarterly Report on Form 10-Q, we have the right to acquire for $4.5 million a parcel of land that we currently lease. This parcel of land with an existing building is adjacent to our corporate headquarters location and includes a parking lot currently used by us. For fiscal 2018, we anticipate opening approximately five new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the third quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on September 14, 2018 to stockholders of record as of August 31, 2018.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Our decision to repurchase our common stock may be influenced by a variety of factors, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend upon market conditions and other considerations. As of July 1, 2018, a total of $15.3 million remained available for share repurchases under our current share repurchase program.

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

Issued and outstanding letters of credit were $0.4 million as of July 1, 2018, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, is a discussion of our future obligations and commitments as of December 31, 2017. In the first half of fiscal 2018, our revolving credit borrowings increased by $45.7 million from the end of fiscal 2017. Our higher debt levels in fiscal 2018 compared with the prior year largely reflect our higher merchandise inventory levels as a result of lower-than-anticipated demand for winter-related products in the first quarter of fiscal 2018. We entered into new operating lease agreements in relation to our business operations during the first half of fiscal 2018. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 31, 2017.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 1, 2018.

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

In fiscal 2017, and during the first half of fiscal 2018, the impact of inflation was minimal. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in these reports are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of July 1, 2018, our interest expense would change approximately $0.9 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of July 1, 2018.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 1, 2018, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Not applicable.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: August 1, 2018	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 1, 2018	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)