Form 10-Q
period 2018-09-30
BIG 5 SPORTING GOODS Corp
filed 2018-10-31
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 21,428,274 shares of common stock, with a par value of $0.01 per share outstanding as of October 23, 2018.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$5,018	$7,170
Accounts receivable, net of allowances of $38 and $79, respectively	14,835	10,886
Merchandise inventories, net	314,837	313,905
Prepaid expenses	13,099	18,930
Total current assets	347,789	350,891
Property and equipment, net	75,587	77,265
Deferred income taxes	13,306	14,172
Other assets, net of accumulated amortization of $1,715 and $1,575, respectively	4,402	2,732
Total assets	$441,084	$445,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,340	$113,740
Accrued expenses	61,475	68,226
Current portion of capital lease obligations	2,294	1,754
Total current liabilities	147,109	183,720
Deferred rent, less current portion	15,218	15,948
Capital lease obligations, less current portion	4,932	2,800
Long-term debt	83,523	45,000
Other long-term liabilities	9,772	10,523
Total liabilities	260,554	257,991
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,078,487 and 24,919,624 shares, respectively; outstanding 21,428,274 and 21,345,159 shares, respectively	250	249
Additional paid-in capital	117,863	116,495
Retained earnings	104,944	112,424
Less: Treasury stock, at cost; 3,650,213 and 3,574,465 shares, respectively	(42,527)	(42,099)
Total stockholders' equity	180,530	187,069
Total liabilities and stockholders' equity	$441,084	$445,060

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$266,351	$270,471	$740,480	$766,746
Cost of sales	183,852	182,923	509,984	516,268
Gross profit	82,499	87,548	230,496	250,478
Selling and administrative expense	77,680	77,358	225,824	226,190
Operating income	4,819	10,190	4,672	24,288
Interest expense	860	447	2,309	1,095
Income before income taxes	3,959	9,743	2,363	23,193
Income taxes	844	3,793	805	9,139
Net income	$3,115	$5,950	$1,558	$14,054
Earnings per share:
Basic	$0.15	$0.28	$0.07	$0.65
Diluted	$0.15	$0.28	$0.07	$0.65
Dividends per share	$0.15	$0.15	$0.45	$0.45
Weighted-average shares of common stock outstanding:
Basic	20,990	21,324	20,972	21,584
Diluted	21,000	21,355	21,021	21,752

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037
Net income	—	—	—	14,054	—	14,054
Dividends on common stock ($0.45 per share)	—	—	—	(9,849)	—	(9,849)
Issuance of nonvested share awards	203,112	2	(2)	—	—	—
Exercise of share option awards	11,086	—	67	—	—	67
Share-based compensation	—	—	1,750	—	—	1,750
Forfeiture of nonvested share awards	(21,555)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(54,012)	(1)	(804)	—	—	(805)
Net disgorgement of stockholder's short-swing profits	—	—	136	—	—	136
Purchases of treasury stock	(677,109)	—	—	—	(6,904)	(6,904)
Balance as of October 1, 2017	21,474,173	$249	$115,944	$128,568	$(41,275)	$203,486

Balance as of December 31, 2017	21,345,159	$249	$116,495	$112,424	$(42,099)	$187,069
Net income	—	—	—	1,558	—	1,558
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	575	—	575
Dividends on common stock ($0.45 per share)	—	—	—	(9,613)	—	(9,613)
Issuance of nonvested share awards	213,062	2	(2)	—	—	—
Exercise of share option awards	6,564	—	31	—	—	31
Share-based compensation	—	—	1,704	—	—	1,704
Forfeiture of nonvested share awards	(7,420)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of September 30, 2018	21,428,274	$250	$117,863	$104,944	$(42,527)	$180,530

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net income	$1,558	$14,054
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,374	14,324
Share-based compensation	1,704	1,750
Amortization of other assets	141	130
Deferred income taxes	659	2,140
Changes in operating assets and liabilities:
Accounts receivable, net	1,404	3,599
Merchandise inventories, net	(932)	(15,012)
Prepaid expenses and other assets	381	(1,701)
Accounts payable	(18,029)	(12,033)
Accrued expenses and other long-term liabilities	(9,319)	(12,802)
Net cash used in operating activities	(8,059)	(5,551)

Cash flows from investing activities:
Purchases of property and equipment	(8,448)	(11,374)
Net cash used in investing activities	(8,448)	(11,374)

Cash flows from financing activities:
Borrowings under revolving credit facility	167,213	177,785
Payments under revolving credit facility	(128,690)	(141,358)
Changes in book overdraft	(12,382)	(3,671)
Debt issuance costs paid	—	(140)
Principal payments under capital lease obligations	(1,413)	(1,181)
Proceeds from exercise of share option awards	31	67
Proceeds from disgorgement of stockholder's short-swing profits	—	346
Purchases of treasury stock	(428)	(6,829)
Tax withholding payments for share-based compensation	(366)	(805)
Dividends paid	(9,610)	(9,840)
Net cash provided by financing activities	14,355	14,374

Net decrease in cash	(2,152)	(2,551)

Cash at beginning of period	7,170	7,895

Cash at end of period	$5,018	$5,344

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$4,146	$2,666
Property and equipment additions unpaid	$2,036	$1,734

Supplemental disclosures of cash flow information:
Interest paid	$2,130	$972
Income taxes paid	$20	$10,003

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 436 stores and an e-commerce platform as of September 30, 2018. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards.

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

Recently Adopted Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further clarified and amended in 2015 and 2016 and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard on January 1, 2018 using the modified retrospective approach. Further disclosures relative to the adoption of this standard are provided in the Revenue Recognition policy section of this Note 2 to the Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Recently Issued Accounting Updates

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840. The Company plans to adopt this standard using the modified retrospective approach in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU and related updates, the Company has determined that the primary impact will be to recognize on the balance sheet material right-of-use assets and material lease obligations for all leases with lease terms greater than 12 months. The Company’s project team is finalizing the implementation of a new lease administration and accounting software. As part of this implementation, the project team is developing and mapping new and existing controls in the context of the Company’s control environment. In addition, the project team continues to evaluate the practical expedients offered and enhanced disclosures required in the ASU, as well as to identify arrangements that contain embedded leases, among other activities, to account for this standard upon adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. While the Company is currently in the process of evaluating the effects of this standard on its consolidated financial statements, the Company plans to adopt ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. Except for the updated disclosure requirements, the Company’s current accounting for the service element of a hosting arrangement that is a service contract is consistent with the prescribed treatment in this standard. The Company plans to adopt ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, the Company recorded an increase to retained earnings of $0.6 million, net of tax, as of January 1, 2018, due to the cumulative effect related to the change in accounting for stored-value card breakage. In addition, the Company recorded estimated right-of-return merchandise cost of $1.3 million related to estimated sales returns, with a corresponding increase to the sales return reserve recorded in accrued expenses; and revenues related to online sales were recognized upon shipment rather than delivery to the customer, with the cumulative effect related to this change determined to be immaterial.

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

	13 Weeks Ended		39 Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Hard goods	$145,822	$147,525	$379,288	$391,236
Athletic and sport apparel	45,111	44,425	146,147	151,503
Athletic and sport footwear	74,128	77,124	210,679	219,095
Other sales	1,290	1,397	4,366	4,912
Net sales	$266,351	$270,471	$740,480	$766,746

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s interim unaudited condensed consolidated balance sheet as of September 30, 2018. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

The Company recognized approximately $1.6 million and $5.5 million in stored-value card redemption revenue for the 13 and 39 weeks ended September 30, 2018, respectively, and $1.6 million and $5.6 million for the 13 and 39 weeks ended October 1, 2017, respectively. The Company also recognized approximately $83,000 and $289,000 in stored-value card breakage revenue for the 13 and 39 weeks ended September 30, 2018, respectively, compared to approximately $111,000 and $334,000 in stored-value card breakage revenue for the 13 and 39 weeks ended October 1, 2017, respectively. The Company had outstanding stored-value card liabilities of $5.5 million and $7.4 million as of September 30, 2018 and December 31, 2017, respectively, which are included in accrued expenses. Stored-value card redemption and breakage revenue for the 13 and 39 weeks ended September 30, 2018 and stored-value card liability as of September 30, 2018 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605. The Company will continue to monitor future quarters for materiality. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.9 million related to estimated sales returns and recorded, as accrued expense, an allowance for sales returns reserve of $1.6 million as of September 30, 2018 under ASC 606, which would have been reported as a net liability of $0.7 million with no estimated right-of-return merchandise cost recorded as of September 30, 2018 under ASC 605.

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

The Company recognized no impairment charges in the first nine months of fiscal 2018 or 2017.

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

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Payroll and related expense	$20,961	$23,670
Occupancy expense	11,462	10,005
Sales tax	7,581	9,674
Other	21,471	24,877
Accrued expenses	$61,475	$68,226

(5)	Long-Term Debt

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

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022.  As of September 30, 2018, the Company had long-term revolving credit borrowings of $83.5 million and letter of credit commitments of $0.4 million outstanding, compared with borrowings of $45.0 million and letter of credit commitments of $0.5 million as of December 31, 2017. Total remaining borrowing availability, after subtracting letters of credit, was $56.1 million and $94.5 million as of September 30, 2018 and December 31, 2017, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of September 30, 2018 and December 31, 2017, the Company had a valuation allowance for deferred income tax assets of $0.9 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2015 and after, and state and local income tax returns are open for fiscal years 2013 and after.

The provision for income taxes for the 39 weeks ended September 30, 2018 reflects the write-off of deferred tax assets of $0.2 million related to share-based compensation.

As of September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except per share data)
Net income	$3,115	$5,950	$1,558	$14,054
Weighted-average shares of common stock outstanding:
Basic	20,990	21,324	20,972	21,584
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	10	31	49	168
Diluted	21,000	21,355	21,021	21,752
Basic earnings per share	$0.15	$0.28	$0.07	$0.65
Diluted earnings per share	$0.15	$0.28	$0.07	$0.65
Antidilutive share option awards excluded from diluted calculation	316	64	268	90
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	466	381	239	135

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The computation of diluted earnings per share for the 13 and 39 weeks ended September 30, 2018 and October 1, 2017 excludes share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the periods presented excludes nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(8)	Related Party Transaction

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

(9)	Commitments and Contingencies

As disclosed in previous filings, in November 2017 the Company entered into an amendment to a lease for a parcel of land with an existing building adjacent to its corporate headquarters location, including a parking lot currently used by the Company (the “premises”), concurrently with entering into a purchase and sale agreement. Pursuant to the purchase and sale agreement, the Company had the right to purchase the premises for $4.5 million. The purchase and sale agreement’s due diligence period expired on March 2, 2018, and in connection therewith, the Company paid an escrow deposit of $300,000 applied towards the purchase price of the property. The closing of the sale was scheduled to occur on or before November 27, 2018, subject to seller’s right to elect an earlier closing date. On October 11, 2018, the Company completed the purchase of the premises for $4.5 million and terminated the lease concurrently therewith.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “Amended 2007 Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.7 million in share-based compensation expense for the 13 and 39 weeks ended September 30, 2018, respectively, compared to $0.6 million and $1.8 million in share-based compensation expense recognized for the 13 and 39 weeks ended October 1, 2017, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first nine months of fiscal 2018, the Company granted 254,900 share option awards with a weighted-average grant-date fair value of $1.23 per option. No share option awards were granted in the first nine months of fiscal 2017.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	144,293	$10.11
Granted	254,900	6.22
Exercised	(6,564)	4.82
Forfeited or Expired	(25,819)	9.50
Outstanding at September 30, 2018	366,810	$7.55	7.33	$14,185
Exercisable at September 30, 2018	112,535	$10.37	2.68	$14,185
Vested and Expected to Vest at September 30, 2018	359,164	$7.58	7.29	$14,185

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $5.10 as of September 30, 2018, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The total intrinsic value of share option awards exercised for the 39 weeks ended September 30, 2018 and October 1, 2017 was approximately $10,000 and $79,000, respectively. The total cash received from employees as a result of employee share option award exercises for the 39 weeks ended September 30, 2018 and October 1, 2017 was approximately $31,000 and $67,000, respectively. The actual tax benefit realized for the tax deduction from share option award exercises of share-based compensation awards in the 39 weeks ended September 30, 2018 and October 1, 2017 totaled $3,000 and $31,000, respectively.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	39 Weeks Ended
	September 30, 2018	October 1, 2017
Risk-free interest rate	2.6%	—
Expected term	5.1 years	—
Expected volatility	48.0%	—
Expected dividend yield	9.5%	—

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

As of September 30, 2018, there was $0.3 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.4 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest for employees from the date of grant in four equal annual installments of 25% per year. Nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors for their service as directors, as defined by ASC 718, vest 100% on the earlier of (a) the date of the Company’s next annual stockholders meeting following the grant date or (b) the first anniversary of the grant date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares, including any dividend reinvestments, will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first nine months of fiscal 2018 and 2017 was $1.0 million and $2.0 million, respectively. The total fair value of nonvested share unit awards which vested during the first nine months of fiscal 2018 and 2017 was $0.3 million and $0.3 million, respectively.

The Company granted 213,062 and 191,000 nonvested share awards in the first nine months of fiscal 2018 and 2017, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first nine months of fiscal 2018 and 2017 was $6.99 and $14.88, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2017	377,035	$13.61
Granted	213,062	6.99
Vested	(144,205)	13.66
Forfeited	(7,420)	11.42
Balance at September 30, 2018	438,472	$10.42

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first nine months of fiscal 2018, the Company withheld 53,343 common shares with a total value of $0.4 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

The Company granted 34,884 and 21,000 nonvested share unit awards in the first nine months of fiscal 2018 and 2017, respectively. The weighted-average grant-date fair value of the Company’s nonvested share unit awards granted in the first nine months of fiscal 2018 and 2017 was $8.60 and $13.90, respectively.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2017	23,250	$12.82
Granted	34,884	8.60
Vested	(23,250)	13.71
Forfeited	(8,721)	8.60
Balance at September 30, 2018	26,163	$7.81

As of September 30, 2018, there was $3.5 million and $0.2 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.5 years and 0.7 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

On October 11, 2018, the Company completed the purchase of a previously-leased parcel of land located adjacent to its corporate headquarters, which includes a parking lot currently used by the Company and an existing building, for $4.5 million.

In the fourth quarter of fiscal 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 14, 2018 to stockholders of record as of November 30, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Big 5 Sporting Goods Corporation
El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of operations for the 13 and 39 weeks ended September 30, 2018 and October 1, 2017, and of stockholders’ equity and cash flows for the 39 weeks ended September 30, 2018 and October 1, 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

October 31, 2018

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

Overview

We are a leading sporting goods retailer in the western United States, operating 436 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of September 30, 2018. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Throughout our history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Beginning stores	435	433	435	432
New stores opened	1	—	3	2
Relocated stores opened	—	—	—	1
Stores closed	—	(1)	(1)	(2)
Relocated stores closed	—	—	(1)	(1)
Ending stores	436	432	436	432

For fiscal 2018, we anticipate opening four new stores and closing two stores.

Executive Summary

Our net income of $3.1 million for the third quarter of fiscal 2018 decreased compared to net income of $6.0 million for the third quarter of fiscal 2017 primarily due to the unfavorable impact of lower net sales and higher distribution and occupancy expense. Same store sales decreased 2.0% for the 13 weeks ended September 30, 2018, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 2.7% decrease in same store sales for the third quarter of fiscal 2017.

•

Net sales for the third quarter of fiscal 2018 decreased 1.5% to $266.4 million compared to $270.5 million for the third quarter of fiscal 2017. The decrease in net sales was primarily attributable to a decrease in same store sales and a reduction in sales from closed stores, partially offset by added sales from new stores opened since July 2, 2017. Same store sales for our major merchandise categories of footwear and hardgoods declined, partially offset by an increase in same store sales for our apparel category.

•

Gross profit for the third quarter of fiscal 2018 represented 31.0% of net sales, compared with 32.4% in the third quarter of the prior year. The decrease in gross profit margin resulted mainly from higher distribution and store occupancy expense as a percentage of net sales, as well as lower merchandise margins.

•

Selling and administrative expense for the third quarter of fiscal 2018 increased 0.4% to $77.7 million, or 29.2% of net sales, compared to $77.4 million, or 28.6% of net sales, for the third quarter of fiscal 2017. The increase in selling and administrative expense was primarily attributable to higher employee labor and benefit-related expense, partially offset by lower print advertising expense.

•

Net income for the third quarter of fiscal 2018 was $3.1 million, or $0.15 per diluted share, compared to net income of $6.0 million, or $0.28 per diluted share, for the third quarter of fiscal 2017. The lower earnings were driven primarily by lower net sales and higher distribution and store occupancy expense.

•

Operating cash flow for the first nine months of fiscal 2018 was a negative $8.1 million compared to operating cash flow in the first nine months of fiscal 2017 of a negative $5.6 million, due primarily to decreased net income, partially offset by reduced funding of merchandise inventory, smaller reductions in accrued expense largely related to income taxes and reductions in prepaid expense largely related to the timing of rent payments.

•	Capital expenditures for the first nine months of fiscal 2018 decreased to $8.4 million from $11.4 million for the first nine months of fiscal 2017.
•	The borrowings under our revolving credit facility were $83.5 million as of September 30, 2018, compared with $46.4 million as of October 1, 2017 and $45.0 million as of December 31, 2017.
•	We paid cash dividends in the first nine months of fiscal 2018 of $9.6 million, or $0.45 per share, compared with $9.8 million, or $0.45 per share, in the first nine months of fiscal 2017.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 30, 2018 Compared to 13 Weeks Ended October 1, 2017

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 30, 2018		October 1, 2017
	(Dollars in thousands)
Net sales	$266,351	100.0%	$270,471	100.0%
Cost of sales (1)	183,852	69.0	182,923	67.6
Gross profit	82,499	31.0	87,548	32.4
Selling and administrative expense (2)	77,680	29.2	77,358	28.6
Operating income	4,819	1.8	10,190	3.8
Interest expense	860	0.3	447	0.2
Income before income taxes	3,959	1.5	9,743	3.6
Income taxes	844	0.3	3,793	1.4
Net income	$3,115	1.2%	$5,950	2.2%

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

Net Sales. Net sales decreased by $4.1 million, or 1.5%, to $266.4 million in the third quarter of fiscal 2018 from $270.5 million in the third quarter last year. The change in net sales reflected the following:

•

Same store sales decreased by $5.4 million, or 2.0%, for the 13 weeks ended September 30, 2018, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 2.7% decrease in same store sales for the third quarter of fiscal 2017. Same store sales in the third quarter of fiscal 2018 in our major merchandise categories of footwear and hardgoods declined, partially offset by an increase in same store sales for our apparel category. Hardgoods were negatively impacted primarily by lower demand for firearms and related products. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period. Same store sales comparisons exclude sales from stores closed during the comparable periods. Beginning in fiscal 2018, we included sales from e-commerce in the same store sales calculation for both the current period and comparable prior year period. Sales from e-commerce in the third quarter of fiscal 2018 and 2017 were not material and had an insignificant effect on the percentage change in same store sales for the periods reported.

•	Added sales from new stores opened since July 2, 2017 were partially offset by a reduction in sales from closed stores.
•	We experienced decreased customer transactions and a higher average sale per transaction in the third quarter of fiscal 2018 compared to the same period last year.

•	Net and same store sales comparisons year over year reflected the favorable impact of a calendar shift of the July 4th holiday one day further into the third quarter this year.

Gross Profit. Gross profit decreased by $5.0 million, or 5.7%, to $82.5 million, or 31.0% of net sales, in the 13 weeks ended September 30, 2018, from $87.5 million, or 32.4% of net sales, in the 13 weeks ended October 1, 2017. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $4.1 million, or 1.5%, compared with the third quarter of last year.
•

Distribution expense, including costs capitalized into inventory, increased by $1.7 million, or an unfavorable 73 basis points, in the third quarter of fiscal 2018 compared to the prior year. The increase reflected decreased costs capitalized into inventory and higher freight costs.

•	Store occupancy expense increased by $0.8 million, or an unfavorable 42 basis points, year over year in the third quarter of fiscal 2018 due primarily to lease renewals for existing stores.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 10 basis points compared with the third quarter of last year when merchandise margins increased by a favorable 51 basis points. This decrease primarily reflected increased promotional activities, due in part to the calendar shift of the July 4th holiday.

Selling and Administrative Expense. Selling and administrative expense increased by $0.3 million to $77.7 million, or 29.2% of net sales, in the 13 weeks ended September 30, 2018 from $77.4 million, or 28.6% of net sales, in the third quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $2.0 million due primarily to increased employee labor and benefit-related expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, are implementing their own scheduled increases, the most recent of which occurred on July 1, 2018. We estimate that the impact of the California state-wide minimum wage rate increase of $0.50 per hour effective in January 2018, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California on July 1, 2018, caused our labor expense to increase by approximately $0.4 million for the third quarter of fiscal 2018.

•	Advertising expense decreased by $1.2 million due mainly to lower newspaper advertising.
•	Administrative expense decreased by $0.5 million, primarily attributable to reduced expense associated with various IT-related systems and services.

Interest Expense. Interest expense increased by $0.4 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Interest expense reflects an increase in average debt levels of $37.3 million to $84.6 million in the third quarter of fiscal 2018 from $47.3 million in the third quarter of fiscal 2017, as well as an increase in average interest rates of approximately 100 basis points to 3.6% in the third quarter of fiscal 2018 from 2.6% in the third quarter of fiscal 2017.

Income Taxes. The provision for income taxes decreased to $0.8 million for the third quarter of fiscal 2018 from $3.8 million for the third quarter of fiscal 2017, primarily reflecting lower pre-tax income in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Our effective tax rate was 21.3% for the third quarter of fiscal 2018 and 38.9% for the third quarter of fiscal 2017, primarily reflecting a reduction in the federal corporate income tax rate resulting from enactment of the Tax Cuts and Jobs Act in December 2017.

39 Weeks Ended September 30, 2018 Compared to 39 Weeks Ended October 1, 2017

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 30, 2018		October 1, 2017
	(Dollars in thousands)
Net sales	$740,480	100.0%	$766,746	100.0%
Cost of sales (1)	509,984	68.9	516,268	67.3
Gross profit	230,496	31.1	250,478	32.7
Selling and administrative expense (2)	225,824	30.5	226,190	29.5
Operating income	4,672	0.6	24,288	3.2
Interest expense	2,309	0.3	1,095	0.1
Income before income taxes	2,363	0.3	23,193	3.1
Income taxes	805	0.1	9,139	1.2
Net income	$1,558	0.2%	$14,054	1.9%

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

Net Sales. Net sales decreased by $26.2 million, or 3.4%, to $740.5 million in the first nine months of fiscal 2018 from $766.7 million in the first nine months last year. The change in net sales reflected the following:

•

Same store sales decreased by $29.0 million, or 3.9%, for the 39 weeks ended September 30, 2018, versus the comparable 39-week period in the prior year. This decrease in same store sales compares to a 1.7% increase in same store sales for the comparable 39-week period in the prior year. Same store sales in the first nine months of fiscal 2018 decreased in each of our major merchandise categories of hardgoods, apparel and footwear, and primarily reflected lower demand for winter-related products during the first quarter of fiscal 2018 resulting from unseasonably dry and warm weather conditions in most of our major markets compared to the first quarter of fiscal 2017, which experienced more favorable winter-weather conditions. Generally cooler spring and summer weather conditions across many of our markets during key holiday selling periods contributed to lower sales of warm weather products in the second and third quarter of fiscal 2018. Additionally, lower sales in our hardgoods category primarily reflected reduced demand for firearms and related products. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period. Same store sales comparisons exclude sales from stores closed during the comparable periods. Beginning in fiscal 2018, we included sales from e-commerce in the same store sales calculation for both the current period and comparable prior year period. Sales from e-commerce in the first nine months of fiscal 2018 and 2017 were not material and had an insignificant effect on the percentage change in same store sales for the periods reported.

•	Added sales from new stores opened since January 1, 2017 were partially offset by a reduction in sales from closed stores.
•	We experienced decreased customer transactions and a higher average sale per transaction in the first nine months of fiscal 2018 compared to the same period last year.

Gross Profit. Gross profit decreased by $20.0 million, or 8.0%, to $230.5 million, or 31.1% of net sales, in the 39 weeks ended September 30, 2018, from $250.5 million, or 32.7% of net sales, in the 39 weeks ended October 1, 2017. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $26.2 million, or 3.4%, compared with the first nine months of last year.
•

Distribution expense, including costs capitalized into inventory, increased by $3.6 million, or an unfavorable 63 basis points, in the first nine months of fiscal 2018 compared to the prior year. The increase reflected decreased costs capitalized into inventory and higher expense primarily related to freight, as well as higher employee labor and benefit-related costs.

•

Store occupancy expense increased by $2.7 million, or an unfavorable 68 basis points, year over year in the first nine months of fiscal 2018 due primarily to lease renewals for existing stores, and higher expenses associated with the increase in store count.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 10 basis points compared with the first nine months of last year when merchandise margins increased by a favorable 103 basis points. This decrease primarily reflected increased promotional activities and a shift in our sales mix away from higher-margin winter products in the first quarter of fiscal 2018, resulting from unseasonably dry and warm winter weather conditions.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.4 million to $225.8 million, or 30.5% of net sales, in the first nine months of fiscal 2018 from $226.2 million, or 29.5% of net sales, in the first nine months last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $3.5 million due primarily to lower newspaper advertising, partially offset by increases to digital and other advertising expense.
•

Store-related expense, excluding occupancy, increased by $3.3 million due primarily to increased employee labor and benefit-related expense, reflecting higher employee medical costs. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, are implementing their own scheduled increases, the most recent of which occurred on July 1, 2018. We estimate that the impact of the California state-wide minimum wage rate increase of $0.50 per hour effective in January 2018, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California on July 1, 2018, caused our labor expense to increase by approximately $1.0 million for the first nine months of fiscal 2018.

Interest Expense. Interest expense increased by $1.2 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. Interest expense reflects an increase in average debt levels of $43.2 million to $78.7 million in the first nine months of fiscal 2018 from $35.5 million in the first nine months of fiscal 2017, as well as an increase in average interest rates of approximately 80 basis points to 3.3% in the first nine months of fiscal 2018 from 2.5% in the first nine months of fiscal 2017.

Income Taxes. The provision for income taxes decreased to $0.8 million for the first nine months of fiscal 2018 from $9.1 million for the first nine months of fiscal 2017, primarily reflecting lower pre-tax income in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. Our effective tax rate was 34.1% for the first nine months of fiscal 2018 and 39.4% for the first nine months of fiscal 2017, primarily reflecting a reduction in the federal corporate income tax rate resulting from enactment of the Tax Cuts and Jobs Act in December 2017 and the write-off of $0.2 million of deferred tax assets related to share-based compensation in the first nine months of fiscal 2018.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of September 30, 2018, we had $5.0 million of cash compared with $5.3 million as of October 1, 2017. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(8,059)	$(5,551)
Investing activities	(8,448)	(11,374)
Financing activities	14,355	14,374
Net decrease in cash	$(2,152)	$(2,551)

Operating Activities. Operating cash flows for the first nine months of fiscal 2018 and 2017 were a negative $8.1 million and a negative $5.6 million, respectively. The decreased cash flow from operating activities for the first nine months of fiscal 2018 compared to the same period last year primarily reflects decreased net income, partially offset by reduced funding of merchandise inventory, smaller reductions in accrued expense largely related to income taxes and reductions in prepaid expense largely related to the timing of rent payments.

Investing Activities. Net cash used in investing activities for the first nine months of fiscal 2018 and 2017 was $8.4 million and $11.4 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. The decrease primarily reflects lower required investment in computer hardware, software and infrastructure improvements. Capital expenditures for both periods include store-related remodeling, distribution center investments, new store investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first nine months of fiscal 2018 and 2017 were a positive $14.4 million in each period, respectively. For both periods, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments and treasury stock purchases.

As of September 30, 2018, we had revolving credit borrowings of $83.5 million and letter of credit commitments of $0.4 million outstanding. These balances compare to revolving credit borrowings of $45.0 million and letter of credit commitments of $0.5 million outstanding as of December 31, 2017 and revolving credit borrowings of $46.4 million and letter of credit commitments of $0.5 million outstanding as of October 1, 2017. Our higher debt levels as of September 30, 2018 compared with October 1, 2017 largely reflect our higher merchandise inventory levels resulting from weak demand for winter-related products in the fourth quarter of fiscal 2017 and first quarter of fiscal 2018, as well as lower-than-anticipated sales in fiscal 2018.

In fiscal 2017 we paid quarterly cash dividends of $0.15 per share of outstanding common stock, for an annual rate of $0.60 per share. In the first three quarters of fiscal 2018 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock in each quarter. In the fourth quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 14, 2018 to stockholders of record as of November 30, 2018. This reduction of the dividend from the previous rate of $0.15 per share reflects our intent to utilize our capital to maintain a healthy financial condition.

Pursuant to our current share repurchase program, in the first nine months of fiscal 2018, we repurchased 75,748 shares of common stock for $0.4 million. In the first nine months of fiscal 2017, we repurchased 677,109 shares of common stock for $6.9 million. Since the inception of our initial share repurchase program in May 2006 through September 30, 2018, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022.  As of September 30, 2018, we had long-term revolving credit borrowings of $83.5 million and letter of credit commitments of $0.4 million outstanding, compared with borrowings of $45.0 million and letter of credit commitments of $0.5 million as of December 31, 2017. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $56.1 million and $94.5 million as of September 30, 2018 and December 31, 2017, respectively.

Future Capital Requirements. We had cash on hand of $5.0 million as of September 30, 2018. We expect capital expenditures for fiscal 2018, excluding non-cash acquisitions, to range from approximately $15.0 million to $17.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. Included in the range above, and as more fully described in Note 11 to the Interim Financial Statements included in Part 1, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, in October 2018, we acquired for $4.5 million a parcel of land that we previously leased. This parcel of land with an existing building is adjacent to our corporate headquarters location and includes a parking lot currently used by us. For fiscal 2018, we anticipate opening four new stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the fourth quarter of fiscal 2018, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 14, 2018 to stockholders of record as of November 30, 2018.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. Our decision to repurchase our common stock may be influenced by a variety of factors, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the third quarter of fiscal 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $25.0 million of our common stock. Under the current authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend upon market conditions and other considerations. As of September 30, 2018, a total of $15.3 million remained available for share repurchases under our current share repurchase program.

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

Issued and outstanding letters of credit were $0.4 million as of September 30, 2018, and were related to securing insurance program liabilities.

Included in the Liquidity and Capital Resources section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, is a discussion of our future obligations and commitments as of December 31, 2017. In the first nine months of fiscal 2018, our revolving credit borrowings increased by $38.5 million from the end of fiscal 2017. Our higher debt levels in fiscal 2018 compared with the prior year largely reflect our lower-than-anticipated sales in fiscal 2018. We entered into new operating lease agreements in relation to our business operations during the first nine months of fiscal 2018. We do not believe that these operating leases or the changes to our revolving credit borrowings materially impact our contractual obligations or commitments presented as of December 31, 2017.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 30, 2018.

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

In fiscal 2017, and during the first nine months of fiscal 2018, the impact of inflation was minimal. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Credit Facility is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. If the interest rate on our debt was to change 1.0% as compared to the rate as of September 30, 2018, our interest expense would change approximately $0.8 million on an annual basis based on the outstanding balance of borrowings under our Credit Facility as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2018, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: October 31, 2018	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 31, 2018	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)