Form 10-K
period 2018-12-30
BIG 5 SPORTING GOODS Corp
filed 2019-02-27
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 on Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $94,879,160 as of July 1, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 29, 2018.  Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,450,951 shares of common stock outstanding at February 19, 2019.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2019 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

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

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 436 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of December 30, 2018. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 64-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing programs designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations, store development and overall cost management have enabled us to historically generate profitable results. We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience,” of this Annual Report on Form 10-K.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has typically been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 36 stores including relocations, of which 58% were in California. Over the past four fiscal years, we have reduced our store openings to an average of five new stores annually, including relocations, as we have maintained a cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets in fiscal 2016. The following table reflects our store opening, closing and relocation activity during the periods indicated:

	Stores Opened			Stores	Stores	Number of Stores
Year	California	Other Markets	Total	Relocated	Closed	at Period End
2014	9	7	16	(4)	(2)	439
2015	3	2	5	(3)	(3)	438
2016	3	2	5	(1)	(10)	432
2017	2	4	6	(1)	(2)	435
2018	4	—	4	(1)	(2)	436

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

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of December 30, 2018:

	Number of Employees	Average Number of Years With Us
Executive Management	9	32
Vice Presidents	7	29
Buyers	21	18
Store District / Regional Supervisors	52	24
Store Managers	438	13

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

Through our 64 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer. We have not made wholesale changes to our model, but rather have adjusted the model in an effort to broaden both our product offering and customer base. We have selectively refined our purchase strategy for certain product categories, and have expanded our assortment of branded products and introduced new products, some at higher price points.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales:

	Fiscal Year
	2018	2017	2016	2015	2014
Soft goods
Athletic and sport apparel	21.0%	20.6%	19.7%	19.4%	18.6%
Athletic and sport footwear	28.6	28.7	28.2	28.4	28.2
Total soft goods	49.6	49.3	47.9	47.8	46.8
Hard goods	50.4	50.7	52.1	52.2	53.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

In order to complement our branded product offerings, we offer a variety of private label merchandise, which represents approximately 2% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the potential to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, camping equipment, fishing supplies and snowsport equipment. Private label merchandise is sold under trademarks owned by us or licensed by us from third parties. Our owned trademarks include Golden Bear, Harsh, Pacifica and Rugged Exposure, all of which are registered as federal trademarks. The renewal dates for these trademark registrations range from 2026 to 2028. Our licensed trademarks include Bearpaw, Body Glove and The Realm. One of the license agreements for these trademarks expires in 2021 and the other license agreements renew automatically on an annual basis unless terminated by either party upon prior written notice. We intend to renew these trademark registrations and license agreements if we are still using the trademarks in commerce and they continue to provide value to us at the time of renewal.

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

Our buyers, who average 18 years of experience with us, work in collaboration with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, business intelligence analytics, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We have advertised predominantly through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We believe our print advertising, which includes an average weekly distribution of approximately 9.0 million newspaper inserts or mailers, consistently reaches more households in our established markets than that of our full-line sporting goods competitors. For non-subscribers of newspapers, we provide our print advertisements through carrier delivery and direct mail. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

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

We have developed a strong cause marketing platform through our 19-year support of the March of Dimes annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor.

Vendor Relationships

We have developed strong vendor relationships over the past 64 years. We currently purchase merchandise from over 700 vendors. In fiscal 2018, only one vendor represented greater than 5% of total purchases, at 11.6%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

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

Distribution

We operate a distribution center located in Riverside, California, that services all of our stores. The facility has 953,000 square feet of storage and office space, along with an additional 172,000 square foot distribution space adjacent to our distribution center that enables us to more efficiently fulfill our expanding distribution requirements. The distribution center warehouse management system is fully integrated with our enterprise-level IT systems and provides comprehensive warehousing and distribution capabilities. We generally distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers.

We also operate a small distribution hub in Oregon to help mitigate fuel costs. This 12,000 square-foot facility enables us to ship full trailers of product from our Riverside distribution center to the Pacific Northwest, where we separate products for regional delivery. This distribution hub has greatly reduced the number of transportation miles logged to distribute our product to the Pacific Northwest.

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

Mass Merchandisers. This category includes discount retailers such as Walmart, Target and Kmart and department stores such as JC Penney, Kohl’s and Sears. These stores range in size from 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or on free-standing sites.  Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers.

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

Employees

As of December 30, 2018, we had approximately 8,700 active employees, of which approximately 2,700 were full-time. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 450 hourly employees in our distribution center and select stores. In December 2017, we negotiated a new five-year contract with Local 986 for the covered distribution center employees, and in January 2018, we negotiated a new five-year contract with Local 986 for the covered store employees. Both contracts are retroactive to September 1, 2017, and expire on August 31, 2022. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

Employee Training

We utilize an automated Learning Management System (“LMS”) and have developed comprehensive training that can be expressly tailored for each store and corporate position. Our LMS allows us to rapidly convey and track the dissemination of important information as it develops, such as product merchandising strategies, policy changes, safety rules, cash handling procedures, systems resolution and utilization, loss prevention updates and inventory control guidelines. All new store employees are assigned introductory LMS learning material as well as provided with a live orientation highlighting basic policies and responsibilities and our expectation that each employee strives to deliver excellence in customer service, product knowledge and salesmanship. New full-time store salespeople, cashiers and manager trainees receive supplementary training and evaluations specific to their job responsibilities and their ongoing development. The versatility of the LMS provides us with the ability to track and monitor many different types of training and the flexibility we need to deliver our message to widely dispersed personnel within the structure of our on-the-go work environment. Our employee training programs include self-directed online courses, live webinars, production of soft and hard copy reference materials, one-on-one training, hands-on training and progressive developmental training. In the stores, manager trainees are expected to complete a progressive series of outlines and evaluations in order to be considered for each successive level of advancement. Experienced store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment and discrimination prevention and loss prevention. Our overall training strategy and LMS enable us to efficiently manage, monitor, assign and report employee training results online and in real time.

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks.  The renewal dates for these service mark registrations are in 2025 and 2023, respectively. We have also registered the names Golden Bear, Harsh, Pacifica and Rugged Exposure as federal trademarks under which we sell a variety of merchandise.  The renewal dates for these trademark registrations range from 2026 to 2028. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

The retail market for sporting goods is highly fragmented and intensely competitive.  We compete directly or indirectly with the following categories of companies, through traditional retail and e-commerce channels:

•	sporting goods superstores, such as Academy Sports & Outdoors and Dick’s Sporting Goods;
•	traditional sporting goods stores and chains, such as Hibbett Sports and Modell’s;
•	specialty sporting goods shops and pro shops, such as Bass Pro Shops, Cabela’s, Foot Locker, Sportsman’s Warehouse and REI;
•	mass merchandisers, discount stores and department stores, such as Walmart, Target, Kohl’s, JC Penney, Kmart and Sears;
•	e-commerce retailers, such as Amazon.com; and
•	athletic and sporting goods brands that engage in direct-to-consumer sales, such as Nike, adidas and Under Armour.

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

Our net and same store sales and results of operations, reported and expected, have fluctuated in the past and will vary from quarter to quarter in the future.  These fluctuations may adversely affect our financial condition and the market price of our common stock.  A number of factors, many of which are outside our control, have historically caused and will continue to cause variations in our quarterly net and same store sales and operating results, including changes in consumer demand for our products, competition in our markets, inflation, increases in operating expense, changes in pricing or other actions taken by our competitors, weather conditions in our markets, natural disasters, litigation, political events, government regulation, changes in accounting standards, changes in management’s accounting estimates or assumptions and economic conditions, including those specific to our western United States markets.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather and climate conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in California where we have a high concentration of stores, seasonal factors such as unfavorable weather conditions or other localized conditions such as flooding, drought, fires (such as the wildfires of 2018 that destroyed our store located in Paradise, CA), earthquakes or electricity blackouts could impact our sales and harm our operations. State and local regulatory compliance, such as with recent minimum wage increases in our market areas, also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

Additionally, California is subject to a property tax law commonly referred to as Proposition 13, which allows properties to be reassessed only at the time of change in ownership or completion of construction, and annual property reassessments are limited to a 2% increase from previously-assessed values thereafter. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, and recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. Since we lease all of our store locations, as well as our corporate offices and distribution center facilities in California, and are required under the terms of our leases to pay property taxes thereon, any repeal of Proposition 13 could substantially increase the assessed values and property taxes we pay for our leased properties in California.

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

Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel with longstanding tenure who are not obligated to stay with us.  The loss of the services of any of these individuals for any reason could harm our business and operations.  In addition, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees and increases in the cost of living in our market areas could require us to pay higher wages and benefits to attract a sufficient number of qualified employees, and increases in the minimum wage or other employee benefit costs could increase our operating expense.  If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

All of our stores rely on a single distribution center. Any disruption or other operational difficulties at this distribution center could reduce our net sales or increase our operating expense.

We rely on a single distribution center facility located in Riverside, California to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross profit may significantly decrease. Our distribution center is staffed in part by employees represented by Local 986. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

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

In the past four fiscal years, we have slowed our store openings and strategically closed certain stores as we maintained a cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets.  If we are unable to resume our store expansion efforts for any of the reasons discussed above, our operating results could suffer.

In addition, our expansion in new and existing markets may present competitive, merchandising, marketing and distribution challenges that differ from our current challenges.  These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our information technology (“IT”) systems, diversion of management attention from ongoing operations and challenges associated with managing a larger enterprise. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes, responsiveness to print advertising and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating expense could increase.

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

•	earthquake, fire, flood and other natural disasters;
•	failed system implementations;
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

The protection of our customer, employee and business data is critical to us. Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, data theft, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of regulatory enforcement, litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

We purchase merchandise from over 700 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2018, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 41.7% of our total purchases during fiscal 2018. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. In recent years, athletic and sporting goods brands have been increasingly developing the direct-to-consumer segments of their businesses, and this shift could result in restrictions on the products available for us to purchase and sell. Our net sales and profitability could decline if we are unable to promptly replace a product vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

To the extent that any foreign manufacturers which supply products to us directly or indirectly utilize quality control standards, labor practices or other practices that vary from those legally mandated or commonly accepted in the United States, we could be hurt by any resulting negative publicity or increases in operating costs or, in some cases, face potential liability.

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

As of December 30, 2018, the aggregate amount of our outstanding indebtedness, including capital lease obligations, was $72.1 million. We have historically maintained a leveraged financial position. This means:

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

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as regulations administered by various youth sports leagues and organizations. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events.  Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities.  Some of these laws and regulations include:

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

The insurance coverage under policies that we maintain or that our product vendors maintain and under which we may be insured may not be adequate to cover claims that could be asserted against us. If a successful claim was to be brought against us in excess of our insurance coverage, or for which we have no insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of substantial funds and management time and could have a negative impact on our business.

The sale of firearm-related products is subject to strict regulation, which could affect our operating results.

Because we sell firearm-related products, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us to, among other things, obtain and maintain federal, state or local permits or licenses in order to sell firearms or ammunition, ensure that certain employees obtain licenses to sell firearms or ammunition, ensure that all purchasers of firearms are subjected to a pre-sale background check and other requirements, record the details of each firearm sale on appropriate government-issued forms, record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and maintain these records for a specified period of time. Additionally, in certain jurisdictions we are required to obtain a license to sell ammunition or record the details of each ammunition sale and maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies.  Over the past several years, the purchase and sale of firearm-related products has been the subject of increased federal, state and local regulation, such as recently enacted requirements related to performing a safe-handling demonstration of firearms in California, new minimum age restriction laws and ammunition sales laws. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearm-related products that we are permitted to purchase and sell, impose new restrictions and requirements on the manner in which we purchase, sell and store these products, and impact our ability to offer these products in certain retail locations or markets. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearm-related products, our permits or licenses to sell firearm-related products at our stores or maintain inventory of firearm-related products at our distribution center may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearm-related products could cause our operating expense to increase and this could adversely affect our results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Accounting principles generally accepted in the United States of America and related accounting standards, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; income taxes; the carrying amount of merchandise inventories and property and equipment; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits are highly complex and may involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. The provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law that could discourage, delay or prevent a merger, acquisition or other change in control include:

•	a Board of Directors that is classified such that only one-third of the board members, depending on classification, are elected each year and each director is elected for a three-year term;
•	limitations on the ability of stockholders to call special meetings of stockholders;
•	prohibition of stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders;
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

In the fourth quarter of fiscal 2018, we completed the purchase of a parcel of land with an existing building adjacent to our corporate headquarters location, including a parking lot we currently use. See Note 3 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a further discussion of the purchase.

Our distribution facility is located in Riverside, California and has 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2020, and includes two additional five-year renewal options. We lease 172,000 square feet of additional distribution space adjacent to our distribution center in Riverside, California that enables us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2020, and includes four additional five-year renewal options. We have a distribution hub located in Salem, Oregon, utilizing 12,000 square feet of space to separate consolidated truckloads of product for delivery to our regional markets. Our lease for the hub is scheduled to expire on January 31, 2024, and includes three additional five-year renewal options.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of December 30, 2018, of our total store leases, 53 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 25.9 million sales transactions and an average transaction size of approximately $38 in fiscal 2018. The following table details our store locations by state as of December 30, 2018:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	227	52.1%
Washington	1984	47	10.8
Arizona	1993	42	9.6
Oregon	1995	29	6.7
Colorado	2001	22	5.0
New Mexico	1995	19	4.4
Nevada	1978	18	4.1
Utah	1997	17	3.9
Idaho	1994	11	2.5
Texas	1995	3	0.7
Wyoming	2010	1	0.2
Total		436	100.0%

Our same store sales per square foot were approximately $199 for fiscal 2018. Our same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

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

As of February 19, 2019, there were 21,450,951 shares of common stock outstanding held by 418 holders of record.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In fiscal 2018 and 2017 we paid annual cash dividends of $0.50 and $0.60 per share, respectively, of outstanding common stock. In the fourth quarter of fiscal 2018, we reduced our quarterly cash dividend rate from $0.15 per share of outstanding common stock to $0.05 per share of outstanding common stock, reflecting our intent to utilize capital to maintain a healthy financial condition. In the first quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2019 to stockholders of record as of March 8, 2019.

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

We became a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2018 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended December 30, 2018 and December 31, 2017 are referred to as fiscal 2018 and 2017, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2018 and 2017 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2018 and 2017 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 436 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of December 30, 2018.  We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Through our e-commerce platform, we also offer selected products online. E-commerce sales for fiscal 2018 and 2017 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

We believe that over our 64-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise.  Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing designed to generate customer traffic, drive sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. In fiscal 2018, we opened four new stores and closed three stores, one of which was a relocation. In fiscal 2017, we opened six new stores, two of which were relocations, and closed three stores, one of which was a relocation. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2018	2017
Big 5 Sporting Goods stores:
Beginning of period	435	432
New stores (1)	4	6
Stores relocated	(1)	(1)
Stores closed	(2)	(2)
End of period	436	435
Stores opened per year, net	1	3

_________________________

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

For fiscal 2019, we anticipate opening five new stores and closing four stores.

Executive Summary

Our net loss for fiscal 2018 compared to net income for fiscal 2017 was mainly attributable to lower net sales in fiscal 2018. Our lower net sales in fiscal 2018 primarily reflected lower demand for winter-related products during the first quarter of fiscal 2018 resulting from unseasonably dry and warm weather conditions in most of our major markets. Generally cooler spring and summer weather conditions across many of our markets during key holiday selling periods contributed to lower sales of warm weather products in the second and third quarters of fiscal 2018.

•

Net sales for fiscal 2018 decreased 2.2% to $987.6 million compared to fiscal 2017. The decrease in net sales was primarily attributable to a reduction in sales from same stores and closed stores, partially offset by added sales from new stores.

•

Our same store sales decreased 2.7% for fiscal 2018 versus the comparable period in fiscal 2017. Same store sales in fiscal 2018 decreased in each of our major merchandise categories of hardgoods, footwear and apparel. Same store sales for a period reflect sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•

Gross profit for fiscal 2018 represented 30.5% of net sales, compared with 32.0% in the prior year. Merchandise margins were 12 basis points lower than the prior year while occupancy and distribution expense as a percentage of net sales in fiscal 2018 were higher compared with the prior year.

•

Selling and administrative expense for fiscal 2018 decreased 1.6% to $302.1 million, or 30.6% of net sales, compared to $307.0 million, or 30.4% of net sales, for fiscal 2017. The decrease in selling and administrative expense primarily reflects lower print advertising, partially offset by higher employee labor and benefit-related expense in fiscal 2018. The decrease in fiscal 2018 also reflects a non-cash goodwill impairment charge recorded in the prior year.

•

Net loss for fiscal 2018 was $3.5 million, or $0.17 per basic share, compared to net income of $1.1 million, or $0.05 per diluted share, for fiscal 2017. The decrease was driven primarily by lower net sales, partially offset by decreased selling and administrative expense in fiscal 2018. The decrease in fiscal 2018 also reflects a higher income tax provision recorded in the prior year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December 2017.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

•

Operating cash flow for fiscal 2018 was a positive $24.5 million compared to a negative $4.4 million last year. The increase in operating cash flow primarily reflects decreased funding for merchandise inventory purchases.

•	Capital expenditures for fiscal 2018 decreased to $15.5 million from $16.5 million in fiscal 2017.
•	We ended fiscal 2018 with a balance under our revolving credit facility of $65.0 million compared with $45.0 million at the end of fiscal 2017.
•	We paid cash dividends in fiscal 2018 of $10.7 million, or $0.50 per share, compared with $13.0 million, or $0.60 per share, in fiscal 2017.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales, and other financial data, for the periods indicated:

	Fiscal Year (1)
	2018		2017
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$987,581	100.0%	$1,009,635	100.0%
Cost of sales (2)	686,732	69.5	686,303	68.0
Gross profit	300,849	30.5	323,332	32.0
Selling and administrative expense (3)	302,076	30.6	306,990	30.4
Operating (loss) income	(1,227)	(0.1)	16,342	1.6
Interest expense	3,374	0.3	1,644	0.2
(Loss) income before income taxes	(4,601)	(0.4)	14,698	1.4
Income tax (benefit) expense	(1,070)	(0.1)	13,594	1.3
Net (loss) income	$(3,531)	(0.3)%	$1,104	0.1%
Other Financial Data:
Net sales change		(2.2)%		(1.1)%
Same store sales change (4)		(2.7)%		(1.2)%

(1)	Fiscal 2018 and 2017 each included 52 weeks.
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

(4)

Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period. For purposes of reporting same store sales comparisons to the prior year for fiscal 2018 and 2017, we used comparable 52-week periods.

Net Sales.  Net sales decreased by $22.0 million, or 2.2%, to $987.6 million for fiscal 2018 from $1,009.6 million for fiscal 2017. The change in net sales was primarily attributable to the following:

•

Same store sales decreased 2.7% for fiscal 2018 versus fiscal 2017. Same store sales comparisons to the prior year largely reflected lower demand for winter-related products during the first quarter of fiscal 2018 resulting from unseasonably dry and warm weather conditions in most of our major markets compared to the first quarter of fiscal 2017, which experienced more favorable winter-weather conditions. Generally cooler spring and summer weather conditions across many of our markets during key holiday selling periods contributed to lower sales of warm weather products in the second and third quarter of fiscal 2018. Strong demand for winter products following Christmas resulting from favorable winter-weather conditions in many of our markets led to an increase in same store sales in the fourth quarter of fiscal 2018. Same store sales in fiscal 2018 decreased in each of our major merchandise categories of hardgoods, footwear and apparel. Lower sales in our hardgoods category primarily reflected reduced demand for firearms and related products. Same store sales for a period reflect sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods. Beginning in fiscal 2018, we included sales from e-commerce in the same store sales calculation for both the current period and comparable prior year period. Sales from e-commerce in fiscal 2018 and 2017 were not material and had an insignificant effect on the percentage change in same store sales for the periods reported.

•	Added sales from new stores that reflected the opening of 10 new stores since January 1, 2017 were partially offset by a reduction in sales from closed stores.
•	Although we experienced decreased customer transactions in our retail stores, the average sale per transaction increased in fiscal 2018 compared to fiscal 2017.

Gross Profit.  Gross profit decreased by $22.5 million to $300.8 million, or 30.5% of net sales, in fiscal 2018 from $323.3 million, or 32.0% of net sales, in fiscal 2017. The change in gross profit was primarily attributable to the following:

•	Net sales decreased by $22.0 million, or 2.2%, in fiscal 2018 compared to the prior year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 12 basis points compared with last year when merchandise margins increased by a favorable 47 basis points. This decrease primarily reflected increased promotional activities and a shift in our sales mix away from higher-margin winter products in the first quarter of fiscal 2018, resulting from unseasonably dry and warm winter weather conditions.

•

Distribution expense, including costs capitalized into inventory, increased $6.2 million, or an unfavorable 73 basis points, compared to the prior year. The increase reflected lower costs capitalized into inventory and higher freight costs.

•	Store occupancy expense for fiscal 2018 increased by $3.5 million, or an unfavorable 56 basis points, year over year due primarily to lease renewals for existing stores.

Selling and Administrative Expense. Selling and administrative expense decreased by $4.9 million, or 1.6%, to $302.1 million, or 30.6% of net sales, in fiscal 2018 from $307.0 million, or 30.4% of net sales, in fiscal 2017. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $5.1 million, primarily related to a reduction in print advertising.
•	Administrative expense decreased by $2.9 million, primarily attributable to a non-cash goodwill impairment charge of $4.4 million in the prior year.
•

Store-related expense, excluding occupancy, increased by $3.1 million, primarily reflecting increased employee labor and benefit-related expense of $2.9 million. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, have implemented their own scheduled increases effective in fiscal 2018. We estimate that the impact of the California state-wide minimum wage rate increase of $0.50 per hour effective in January 2018, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California in fiscal 2018, caused our overall labor expense to increase by approximately $1.1 million for fiscal 2018.

Interest Expense. Interest expense increased to $3.4 million in fiscal 2018 compared with $1.6 million in fiscal 2017. Interest expense reflects an increase in average debt levels of $40.0 million to $82.7 million in fiscal 2018 from $42.7 million in fiscal 2017, as well as an increase in average interest rates of approximately 80 basis points to 3.4% in fiscal 2018 from 2.6% in fiscal 2017.

Income Taxes. The provision for income taxes decreased to a benefit of $1.1 million for fiscal 2018 compared with an expense of $13.6 million for fiscal 2017. Our effective tax rate was 23.3% for fiscal 2018 compared with 92.5% for fiscal 2017. The lower effective tax rate year over year primarily reflects comparison to a charge of $5.5 million in fiscal 2017 to revalue existing net deferred tax assets resulting from the enactment of the TCJA in December 2017, which reduced the federal corporate income tax rate from 35.0% to 21.0%, as well as the one-time impact of a non-deductible goodwill impairment charge of $4.4 million in fiscal 2017, as further discussed in Note 4 to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Additionally, the provision for income taxes for fiscal 2018 and 2017 included charges of $0.3 million and $0.6 million, respectively, net of the federal income tax benefit, to record a valuation allowance related to unused California Enterprise Zone Tax Credits.

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

We ended fiscal 2018 with $6.8 million of cash compared with $7.2 million in fiscal 2017. We increased our long-term debt by $20.0 million during fiscal 2018 to $65.0 million from $45.0 million at the end of fiscal 2017. The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	Fiscal Year
	2018	2017
	(In thousands)
Total cash provided by (used in):
Operating activities	$24,519	$(4,384)
Investing activities	(15,460)	(16,462)
Financing activities	(9,464)	20,121
Net decrease in cash	$(405)	$(725)

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

For fiscal 2018, we decreased our purchases of merchandise inventory compared to fiscal 2017 initially as a response to lower customer demand for winter-related products during the first quarter of fiscal 2018 resulting from unseasonably dry and warm weather conditions in most of our major markets, and then continued lower demand in the second and third quarters of fiscal 2018. Lower purchases of merchandise inventory in the fourth quarter contributed to substantially lower accounts payable at the end of fiscal 2018 compared to fiscal 2017, although debt was higher year-over year. Reduced funding of merchandise inventory purchases combined with sales in fiscal 2018 resulted in reduced merchandise inventory levels at the end of fiscal 2018 versus fiscal 2017 and improved cash flow from operations year over year.

For fiscal 2017, we increased our purchases of merchandise inventory to support anticipated customer demand resulting from the closure of certain major competitors in our markets that concluded in the third quarter of fiscal 2016. The increased purchases of merchandise inventory, combined with lower-than-anticipated sales in the fourth quarter of fiscal 2017 resulting from unseasonably dry and warm weather conditions that had a significant negative effect on sales of our winter-related products, contributed to the net cash used in operating activities in fiscal 2017 and a higher debt balance at the end of fiscal 2017.

Operating Activities. Operating cash flows for fiscal 2018 and 2017 were a positive $24.5 million and a negative $4.4 million, respectively. The increase in cash flow from operating activities for fiscal 2018 compared to fiscal 2017 primarily reflects decreased funding for merchandise inventory and prepaid expense, largely related to rent, as well as a smaller decrease in accrued expense primarily related to lower income taxes. These favorable impacts were partially offset by the effect of a decrease in deferred income taxes in fiscal 2017.

Investing Activities. Net cash used in investing activities for fiscal 2018 and 2017 was $15.5 million and $16.5 million, respectively. Our capital spending is primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. Capital expenditures by category for each of the last two fiscal years are as follows:

	Fiscal Year
	2018	2017
	(In thousands)
New stores	$3,079	$4,193
Store-related remodels	5,824	7,456
Land	2,750	—
Building	1,705	—
Distribution center	766	2,321
Computer hardware, software and other	1,336	2,492
Total	$15,460	$16,462

Our capital expenditures included four new stores in fiscal 2018 and six new stores in fiscal 2017. Capital expenditures in both fiscal years presented included increased investment in existing store remodeling to support our merchandising initiatives, enhanced information security measures to support our infrastructure and amounts related to the development of a new point-of-sale system. Capital expenditures in fiscal 2018 also included the purchase of a parcel of land with an existing building adjacent to our corporate headquarters location, including a parking lot currently used by the Company.

Financing Activities. Financing cash flows for fiscal 2018 and 2017 were a negative $9.5 million and a positive $20.1 million, respectively. For fiscal 2018, net cash was used primarily for dividend payments and capital lease payments, partially offset by increased borrowings under our revolving credit facility. For fiscal 2017, net cash was provided from borrowings under our revolving credit facility, partially offset by dividend payments, treasury stock repurchases and capital lease payments.

As of December 30, 2018, we had revolving credit borrowings of $65.0 million and letter of credit commitments of $0.5 million outstanding. These balances compare to borrowings of $45.0 million and letter of credit commitments of $0.5 million outstanding as of December 31, 2017.

Our revolving credit facility balances have historically increased from the end of the first quarter to the end of the second quarter and from the end of the third quarter to the week of Thanksgiving.  The historical increases in our revolving credit facility balances reflect the build-up of inventory in anticipation of our summer selling season and our winter and holiday selling seasons.  Revolving credit facility balances typically fall from the week of Thanksgiving to the end of the fourth quarter, reflecting inventory sales during the holiday and winter selling season. The increase in our revolving credit borrowings at the end of fiscal 2018 compared to the end of fiscal 2017 primarily reflects lower-than-anticipated sales along with lower accounts payable year-over-year at the end of fiscal 2018, due primarily to lower merchandise inventory purchases in the fourth quarter.

In fiscal 2017 we paid quarterly cash dividends of $0.15 per share of outstanding common stock. In the first three quarters of fiscal 2018 we paid quarterly cash dividends of $0.15 per share of outstanding common stock, and in the fourth quarter of fiscal 2018 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In the first quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2019 to stockholders of record as of March 8, 2019.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 75,748 shares of common stock for $0.4 million in fiscal 2018 and we repurchased 795,718 shares of common stock for $7.7 million in fiscal 2017. Since the inception of our initial share repurchase program in May 2006 through December 30, 2018, we have repurchased a total of 3,528,972 shares for $41.8 million. As of December 30, 2018, a total of $15.3 million remained available for share repurchases under our current share repurchase program.

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

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Third Amendment includes a provision which permits us to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. Prior to the Third Amendment, the Credit Facility included a $50.0 million sublimit for issuances of letters of credit. The Third Amendment reduced the letter of credit sublimit to $25.0 million. The Credit Facility includes a $20.0 million sublimit for swingline loans. As of December 30, 2018 and January 1, 2017, our total remaining borrowing availability under the $140.0 million Credit Facility, after subtracting letters of credit, was $74.5 million and $94.5 million, respectively.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2018	2017
	(Dollars in thousands)
Fiscal year-end balance	$65,000	$45,000
Average interest rate	3.4%	2.6%
Maximum outstanding during the year	$108,889	$85,841
Average outstanding during the year	$82,671	$42,728

Future Capital Requirements.  We had cash on hand of $6.8 million as of December 30, 2018. We expect capital expenditures for fiscal 2019, excluding non-cash acquisitions, to range from approximately $12.0 million to $16.0 million, primarily for the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2019, we anticipate opening five new stores and closing four stores.

In fiscal 2018 and 2017 we paid annual cash dividends of $0.50 per share and $0.60 per share, respectively, of outstanding common stock. In the first quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2019 to stockholders of record as of March 8, 2019.

As of December 30, 2018, a total of $15.3 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not considered as outstanding contractual obligations.

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

We record valuation reserves on a quarterly basis for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $3.6 million and $3.4 million as of December 30, 2018 and December 31, 2017, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories at our distribution center throughout the year.  The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $2.8 million and $2.4 million as of December 30, 2018 and December 31, 2017, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total as of December 30, 2018, would result in a change in reserves of $0.6 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires net investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as defined in the impairment provisions of Financial Accounting Standards Board Accounting Standards Codification 360, Property, Plant, and Equipment.

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

Our evaluation resulted in impairment charges of $0.2 million and $0.6 million recognized in fiscal 2018 and 2017, respectively, related to certain underperforming stores.

A 10% change in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 30, 2018 for those asset groups included in our evaluation would not result in a material change in long-lived asset impairment for fiscal 2018.

Self-Insurance Liabilities

We are self-insured for various risks and, in certain states, our estimated workers’ compensation liability risk. In addition, we have a self-insurance program for a portion of our employee medical benefits. Under these programs, we maintain insurance coverage for losses in excess of specified per-occurrence amounts. Estimated costs under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from our estimates, our financial results may be significantly impacted. Our estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified in our balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond our normal operating cycle of 12 months from the date of our consolidated financial statements. As of December 30, 2018 and December 31, 2017, our self-insurance liabilities totaled $11.7 million and $11.6 million, respectively.

A 10% change in our estimated self-insurance liabilities estimate as of December 30, 2018, would result in a change in our liability of $1.1 million and a change in pre-tax earnings by the same amount.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results, which can suffer when weather does not conform to seasonal norms. Seasonality in our net sales influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful. In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the consumer demand for our products generally or for our product mix in advance of a season, particularly the fourth quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly during the fourth quarter, can negatively impact our annual operating results.

In fiscal 2018 and 2017, the impact of inflation was minimal. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

We became a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2018 and are not required to provide the information under this item.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2018. Based on such evaluation, our CEO and CFO have concluded that, as of December 30, 2018, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2018, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 30, 2018, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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

February 27, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2018.

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

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (16)

4.1	Specimen of Common Stock Certificate. (2)

10.1	Form of Amended and Restated Employment Agreement between Robert W. Miller and Big 5 Sporting Goods Corporation. (3)

10.2	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (14)

10.3	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)

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

10.13	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp. (8)

10.14	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp. (10)

10.15	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (11)

10.16	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2016). (18)

10.17	Amendment No. 1 to Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan, effective as of January 12, 2018. (19)

10.18	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan. (12)

10.19	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan. (13)

Exhibit Number	Exhibit Description

10.20

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan. (15)

10.21	Form of Change of Control Severance Agreement, dated as of August 5, 2015. (17)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (20)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (20)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (20)

32.1	Section 1350 Certification of Chief Executive Officer. (20)

32.2	Section 1350 Certification of Chief Financial Officer. (20)

101.INS	XBRL Instance Document. (20)

101.SCH	XBRL Taxonomy Extension Schema Document. (20)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (20)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (20)

101.LAB	XBRL Taxonomy Label Linkbase Document. (20)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (20)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 20, 2013.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on October 5, 2017.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.
(13)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on July 10, 2015.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on October 28, 2015.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 14, 2016.
(19)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on February 28, 2018.
(20)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: February 27, 2019	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	February 27, 2019
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Senior Vice President,	February 27, 2019
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Sandra N. Bane	Director of the Company	February 27, 2019
Sandra N. Bane

/s/ Jennifer H. Dunbar	Director of the Company	February 27, 2019
Jennifer H. Dunbar

/s/ Van B. Honeycutt	Director of the Company	February 27, 2019
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	February 27, 2019
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 30, 2018 and December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the fiscal years ended December 30, 2018 and December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 27, 2019

We have served as the Company’s auditor since 2007.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$6,765	$7,170
Accounts receivable, net of allowances of $28 and $79, respectively	14,184	10,886
Merchandise inventories, net	294,900	313,905
Prepaid expenses	9,224	18,930
Total current assets	325,073	350,891
Property and equipment, net	76,488	77,265
Deferred income taxes	14,543	14,172
Other assets, net of accumulated amortization of $1,772 and $1,575, respectively	3,457	2,732
Total assets	$419,561	$445,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,613	$113,740
Accrued expenses	67,659	68,226
Current portion of capital lease obligations	2,322	1,754
Total current liabilities	150,594	183,720
Deferred rent, less current portion	14,615	15,948
Capital lease obligations, less current portion	4,823	2,800
Long-term debt	65,000	45,000
Other long-term liabilities	9,668	10,523
Total liabilities	244,700	257,991
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,074,307 and 24,919,624 shares, respectively; outstanding 21,424,094 and 21,345,159 shares, respectively	250	249
Additional paid-in capital	118,351	116,495
Retained earnings	98,787	112,424
Less: Treasury stock, at cost; 3,650,213 and 3,574,465 shares, respectively	(42,527)	(42,099)
Total stockholders' equity	174,861	187,069
Total liabilities and stockholders' equity	$419,561	$445,060

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 30, 2018	December 31, 2017
Net sales	$987,581	$1,009,635
Cost of sales	686,732	686,303
Gross profit	300,849	323,332
Selling and administrative expense	302,076	306,990
Operating (loss) income	(1,227)	16,342
Interest expense	3,374	1,644
(Loss) income before income taxes	(4,601)	14,698
Income tax (benefit) expense	(1,070)	13,594
Net (loss) income	$(3,531)	$1,104
(Loss) earnings per share:
Basic	$(0.17)	$0.05
Diluted	$(0.17)	$0.05
Dividends per share	$0.50	$0.60
Weighted-average shares of common stock outstanding:
Basic	20,977	21,439
Diluted	20,977	21,585

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2017	22,012,651	$248	$114,797	$124,363	$(34,371)	$205,037
Net income	—	—	—	1,104	—	1,104
Dividends on common stock ($0.60 per share)	—	—	—	(13,043)	—	(13,043)
Issuance of nonvested share awards	203,112	2	(2)	—	—	—
Exercise of share option awards	11,086	—	67	—	—	67
Share-based compensation	—	—	2,301	—	—	2,301
Forfeiture of nonvested share awards	(31,960)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(54,012)	(1)	(804)	—	—	(805)
Net disgorgement of stockholder's short- swing profits	—	—	136	—	—	136
Purchases of treasury stock	(795,718)	—	—	—	(7,728)	(7,728)
Balance as of December 31, 2017	21,345,159	249	116,495	112,424	(42,099)	187,069
Cumulative adjustment from change in accounting principle related to gift cards	—	—	—	575	—	575
Net loss	—	—	—	(3,531)	—	(3,531)
Dividends on common stock ($0.50 per share)	—	—	—	(10,681)	—	(10,681)
Issuance of nonvested share awards	213,062	2	(2)	—	—	—
Exercise of share option awards	6,564	—	31	—	—	31
Share-based compensation	—	—	2,192	—	—	2,192
Forfeiture of nonvested share awards	(11,600)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net (loss) income	$(3,531)	$1,104
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,538	19,222
Impairment of assets	848	602
Impairment of goodwill	—	4,433
Share-based compensation	2,192	2,301
Amortization of other assets	197	154
Deferred income taxes	(578)	9,527
Changes in operating assets and liabilities:
Accounts receivable, net	2,535	1,314
Merchandise inventories, net	18,525	(19,586)
Prepaid expenses and other assets	4,505	(8,955)
Accounts payable	(16,930)	(3,903)
Accrued expenses and other long-term liabilities	(2,782)	(10,597)
Net cash provided by (used in) operating activities	24,519	(4,384)

Cash flows from investing activities:
Purchases of property and equipment	(15,460)	(16,462)
Net cash used in investing activities	(15,460)	(16,462)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	211,434	252,459
Principal payments under revolving credit facility	(191,434)	(217,459)
Changes in book overdraft	(16,008)	8,367
Debt issuance costs paid	—	(248)
Principal payments under capital lease obligations	(2,033)	(1,683)
Proceeds from exercise of share option awards	31	67
Proceeds from disgorgement of stockholder's short-swing profits	—	136
Purchases of treasury stock	(428)	(7,728)
Tax withholding payments for share-based compensation	(366)	(805)
Dividends paid	(10,660)	(12,985)
Net cash (used in) provided by financing activities	(9,464)	20,121

Net decrease in cash	(405)	(725)

Cash at beginning of year	7,170	7,895

Cash at end of year	$6,765	$7,170

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$4,685	$2,912
Property and equipment additions unpaid	$758	$1,471

Supplemental disclosures of cash flow information:
Interest paid	$3,159	$1,193
Income taxes paid	$20	$14,288

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of December 30, 2018 and December 31, 2017 and for the years ended December 30, 2018 (“fiscal 2018”) and December 31, 2017 (“fiscal 2017”) represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its 100%-owned subsidiary, Big 5 Corp., and Big 5 Corp.’s 100%-owned subsidiary, Big 5 Services Corp.  The Company is a leading sporting goods retailer in the western United States, operating 436 stores and an e-commerce platform as of December 30, 2018. The Company operates as one reportable segment under the “Big 5 Sporting Goods” name and provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp.  Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2018 and 2017 each included 52 weeks.

Recently Adopted Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further clarified and amended in 2015 and 2016 and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard on January 1, 2018 using the modified retrospective approach. Further disclosures relative to the adoption of this standard are provided in the Revenue Recognition section of this Note 2 to the Consolidated Financial Statements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company plans to adopt ASU No. 2016-02 using the modified retrospective approach at the beginning of the first quarter of fiscal 2019, coinciding with the standard’s effective date. Adoption of the standard will result in the initial recognition of right-of-use (“ROU”) assets of approximately $263 million and lease liabilities for operating leases of approximately $280 million in the first quarter of fiscal 2019. These amounts are based on the present value of such commitments using the Company’s incremental borrowing rate, which was determined through the development of a synthetic credit rating. The adoption of this standard will not have a material impact on the Company’s consolidated statement of operations, shareholders’ equity and cash flows, with no material impact expected on beginning retained earnings in fiscal 2019. The Company has implemented new lease administration and accounting software and has developed and mapped new and existing controls in the context of the Company’s control environment. In addition, the Company has completed its evaluation of the practical expedients offered and enhanced disclosures required in the ASU, as well as identified arrangements that contain embedded leases, among other activities, to account for this standard upon adoption. The Company plans to elect the transition package of practical expedients permitted within the new standard which, among other things, allows it to carryforward the historical lease classification. The Company does not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. In accordance with ASU No. 2018-11, the Company will not restate comparative periods in transition to ASC 842 and instead will report comparative periods under ASC 840.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company plans to adopt the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, and property and equipment; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to gift card breakage and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Segment Reporting

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online, and whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage, with the stores and e-commerce platform offering a similar general product mix. The Company’s core customer demographic remains similar across all sales channels, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix for both the stores and e-commerce platform from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under ASC 605, Revenue Recognition. As a result of adopting ASC 606, the Company recorded an increase to retained earnings of $0.6 million, net of tax, as of January 1, 2018, related to the cumulative effect of the change in accounting for stored-value card breakage. In addition, the Company recorded estimated right-of-return merchandise cost of $1.3 million, as of January 1, 2018, related to estimated sales returns, with a corresponding increase to the sales return reserve recorded in accrued expenses; and revenue related to online sales were recognized upon shipment rather than delivery to the customer, with the cumulative effect related to this change determined to be immaterial.

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online. Generally, all revenue is recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectibility is reasonably assured since the Company only extends immaterial credit purchases to certain municipalities and local school districts.

As noted in the segment information elsewhere in this Note 2 to the Notes to Consolidated Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	Year Ended
	December 30, 2018	December 31, 2017
	(In thousands)
Hard goods	$495,846	$509,618
Athletic and sport apparel	206,934	206,816
Athletic and sport footwear	281,004	288,536
Other sales	3,797	4,665
Net sales	$987,581	$1,009,635

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s consolidated balance sheet as of December 30, 2018. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

The Company recognized $7.2 million and $7.5 million in stored-value card redemption revenue for fiscal 2018 and 2017, respectively. The Company also recognized $0.4 million in stored-value card breakage revenue for fiscal 2018 and 2017. The Company had outstanding stored-value card liabilities of $7.0 million and $7.4 million as of December 30, 2018 and December 31, 2017, respectively, which are included in accrued expenses. Stored-value card redemption and breakage revenue for fiscal 2018 and stored-value card liability as of December 30, 2018 reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $1.4 million related to estimated sales returns and recorded, as accrued expense, an allowance for sales returns reserve of $2.6 million as of December 30, 2018 under ASC 606, which would have been reported as a net liability of $1.2 million with no estimated right-of-return merchandise cost recorded as of December 30, 2018 under ASC 605.

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

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable. Amounts relating to the purchase of merchandise are treated as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction in selling and administrative expense. The Company performs detailed analyses to determine the appropriate amount of vendor allowances to be applied as a reduction of merchandise cost and selling and administrative expense.

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $32.8 million and $37.9 million for fiscal 2018 and 2017, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from certain product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising expense eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $5.1 million and $5.6 million for fiscal 2018 and 2017, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 15 to the Notes to Consolidated Financial Statements for a further discussion on share-based compensation.

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

The Company performed an annual impairment test as of the end of fiscal 2017, and determined that goodwill was fully impaired in fiscal 2017. See Note 4 to the Notes to Consolidated Financial Statements for a further discussion on goodwill.

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

In fiscal 2018 and 2017, the Company recognized non-cash impairment charges of $0.2 million and $0.6 million, respectively, related to certain underperforming stores. These impairment charges are included in selling and administrative expense in the consolidated statements of operations. See Note 5 to the Notes to Consolidated Financial Statements for a further discussion on impairment of assets.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Self-Insurance Liabilities

The Company is self-insured for its various insurance risks and, in certain states, its estimated workers’ compensation liability risk. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s actuarially-estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $11.7 million and $11.6 million as of December 30, 2018 and December 31, 2017, respectively, of which $5.3 million and $4.6 million were recorded as a component of accrued expenses as of December 30, 2018 and December 31, 2017, respectively, and $6.4 million and $7.0 million were recorded as a component of other long-term liabilities as of December 30, 2018 and December 31, 2017, respectively, in the accompanying consolidated balance sheets.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties.

Treasury Stock Purchases

The Company repurchases its common stock in the open market pursuant to programs approved by its Board of Directors. The Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Company may repurchase its common stock for a variety of reasons, including, among other things, its alternative cash requirements, existing business conditions and the current market price of its stock. However, the timing and amount of such purchases, if any, would be at the discretion of management and the Board of Directors. The Company repurchased 75,748 shares of common stock for $0.4 million in fiscal 2018 and repurchased 795,718 shares of common stock for $7.7 million in fiscal 2017. As of December 30, 2018, a total of $15.3 million remained available for share repurchases under its current share repurchase program.

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

A substantial amount of the Company’s inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 41.7% of total purchases in fiscal 2018. One vendor represented greater than 5% of total purchases, at 11.6%, in fiscal 2018. A significant portion of the Company’s inventory is manufactured abroad in China and other countries. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations and economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 30, 2018	December 31, 2017
	(In thousands)
Furniture and equipment	$137,881	$136,858
Leasehold improvements	165,979	160,945
Internal-use software	35,810	34,215
Land	2,750	—
Building	1,775	—
	344,195	332,018
Accumulated depreciation and amortization (1)	(268,544)	(256,005)
	75,651	76,013
Assets not placed into service	837	1,252
Property and equipment, net	$76,488	$77,265

_________________________

(1)	Includes accumulated amortization for internal-use software development costs of $26.3 million and $24.2 million as of December 30, 2018 and December 31, 2017, respectively.

Depreciation expense associated with property and equipment, including assets leased under capital leases, was $7.6 million and $7.1 million for fiscal 2018 and 2017, respectively. Amortization expense for leasehold improvements was $9.7 million and $9.6 million for fiscal 2018 and 2017, respectively. Amortization expense for internal-use software was $2.2 million and $2.5 million for fiscal 2018 and 2017, respectively. The gross cost of equipment under capital leases, included above, was $12.9 million and $11.9 million as of December 30, 2018 and December 31, 2017, respectively. The accumulated depreciation related to these capital leases was $5.9 million and $7.5 million as of December 30, 2018 and December 31, 2017, respectively.

In the fourth quarter of fiscal 2018, the Company completed the purchase of a parcel of land with an existing building adjacent to its corporate headquarters location, including a parking lot currently used by the Company, for $4.5 million, of which $2.7 million and $1.8 million were apportioned to land and building, respectively, based upon recent assessments.

(4)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, goodwill was not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable. In the fourth quarter of fiscal 2017 the Company early-adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires recognition of goodwill impairment in the amount of the excess of a reporting unit’s carrying value over its fair value, not to exceed the total goodwill balance of the reporting unit.

After performing its annual impairment test as of December 31, 2017, the Company determined that the carrying value of its reporting unit exceeded its estimated fair value by an amount that indicated a full impairment of the carrying value of goodwill. Consequently, the Company recorded a non-cash goodwill impairment charge of $4.4 million in selling and administrative expense in the accompanying consolidated statement of operations in the fourth quarter of fiscal 2017.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5)	Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In fiscal 2018 and 2017, the Company recognized non-cash impairment charges of $0.2 million and $0.6 million, respectively, related to certain underperforming stores. The lower-than-expected sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. When projecting the stream of future cash flows associated with an individual store for purposes of determining long-lived asset recoverability, management considers local market conditions and makes assumptions about key store variables including sales growth rates, gross margin and operating expense. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores. These impairment charges are included in selling and administrative expense for fiscal 2018 and 2017 in the accompanying consolidated statements of operations.

In the fourth quarter of fiscal 2018, the Company recognized an impairment charge of $0.6 million related to certain software as a service (“SaaS”) implementation costs for a project that the Company discontinued in December 2018, which coincided with the cease-use date. On the cease-use date, the Company recorded a liability of $1.1 million for contract termination costs associated with the continuance of costs to be incurred for the remainder of the software as a service contract term. Liabilities related to the termination of a contract are measured and recognized at fair value on the cease-use date when the contract does not have any future economic benefit, and the fair value of the liability is determined based on the present value of the remaining payment obligation. The impairment charge is included in selling and administrative expense in the accompanying consolidated statement of operations, and the corresponding write-down of capitalized SaaS implementation costs is recognized as a reduction to other assets in the accompanying consolidated balance sheet. The contract termination costs are included in selling and administrative expense in the accompanying consolidated statement of operations, the current portion of the liability for contract termination costs is included in accrued expenses and the non-current portion is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

As of December 30, 2018 and December 31, 2017, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores and a contract termination liability for the continuance of costs to be incurred under a contract without economic benefit related to a discontinued software project. As discussed in Note 5 to the Notes to Consolidated Financial Statements, the Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company estimated the fair value of the contract termination liability based on unobservable market data, including an internally-developed incremental borrowing rate. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820, Fair Value Measurement. After the impairment charges, the carrying values of the remaining assets of these stores were not material.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company recorded a goodwill impairment charge of $4.4 million in the fourth quarter of fiscal 2017. The fair value of the Company’s reporting unit was determined using level 3 inputs and valuation techniques discussed in Note 4.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)	Accrued Expenses

The major components of accrued expenses are as follows:

	December 30, 2018	December 31, 2017
	(In thousands)
Payroll and related expense	$22,348	$23,670
Occupancy expense	11,220	10,005
Sales tax	10,198	9,674
Other	23,893	24,877
Accrued expenses	$67,659	$68,226

(8)	Lease Commitments

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

Rent expense for operating leases consisted of the following:

	Year Ended
	December 30, 2018	December 31, 2017
	(In thousands)
Rent expense	$77,362	$75,250
Contingent rent	315	393
Total rent expense	$77,677	$75,643

Future minimum lease payments under non-cancelable leases as of December 30, 2018 are as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2019	$2,668	$81,876	$84,544
2020	2,179	70,657	72,836
2021	1,472	54,863	56,335
2022	1,057	42,267	43,324
2023	539	31,241	31,780
Thereafter	—	54,386	54,386
Total minimum lease payments (1)	7,915	$335,290	$343,205
Imputed interest	(770)
Present value of minimum lease payments	$7,145

_________________________

(1)	Minimum lease payments have not been reduced by sublease rentals of $0.5 million due in the future under non-cancelable subleases.

In the fourth quarter of fiscal 2016, the Company entered into an assignment agreement for a certain store lease. In consideration for the assignment, the Company received an assignment fee of $4.3 million. The assignment is accounted for as a sublease arrangement and the assignment fee has been deferred into accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets. The remaining balance of the deferred lease revenue as of the end of fiscal 2018 was $1.9 million, and $0.9 million per year will be recognized ratably into revenue over the remaining lease term of approximately two years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

As of December 30, 2018 and December 31, 2017, the one-month LIBO rate was 2.5% and 1.6%, respectively, and the Wells Fargo Bank prime lending rate was 5.5% and 4.5%, respectively. The average interest rate on the Company’s revolving credit borrowings during fiscal 2018 and 2017 was 3.4% and 2.6%, respectively. As of December 30, 2018 and December 31, 2017, the Company had long-term revolving credit borrowings outstanding of $65.0 million and $45.0 million, respectively, bearing interest at the one-month LIBO rate. As of December 30, 2018 and December 31, 2017, the Company had no long-term revolving credit borrowings outstanding bearing interest at the prime lending rate.

The Third Amendment extended the maturity date of the Credit Agreement from December 19, 2018 to September 29, 2022. Total remaining borrowing availability, after subtracting letters of credit, was $74.5 million and $94.5 million as of December 30, 2018 and December 31, 2017, respectively, and letter of credit commitments were $0.5 million and $0.5 million as of December 30, 2018 and December 31, 2017, respectively.

(10)	Income Taxes

Total income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2018:
Federal	$(371)	$(867)	$(1,238)
State	(122)	290	168
	$(493)	$(577)	$(1,070)
Fiscal 2017:
Federal	$3,231	$8,092	$11,323
State	836	1,435	2,271
	$4,067	$9,527	$13,594

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Year Ended
	December 30, 2018	December 31, 2017
	(In thousands)
Tax (benefit) expense at statutory rate	$(966)	$5,144
Tax credits	(333)	(276)
Change in valuation allowance	265	569
State tax (benefit) expense, net of federal tax effect	(249)	658
Write-offs related to nonvested share awards	227	103
Change in apportionment and other rate adjustments	(196)	29
Nondeductible expenses	141	88
Federal rate change	—	5,530
Goodwill impairment	—	1,750
Other	41	(1)
	$(1,070)	$13,594

The provision for income taxes for fiscal 2018 reflects a tax benefit that resulted from a pre-tax loss for the year. The provision for income taxes for fiscal 2018 and 2017 includes charges of $0.3 million and $0.9 million, respectively, excluding the federal income tax benefit, to record a valuation allowance related to unused California Enterprise Zone Tax Credits. The provision for income taxes for fiscal 2017 reflects a charge of $5.5 million to revalue existing net deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December 2017, which reduced the federal corporate income tax rate from 35.0% to 21.0%, as well as a provision of $1.7 million related to non-deductible goodwill impairment. See Note 4 to the Notes to Consolidated Financial Statements for a further discussion of goodwill. Certain prior period amounts were reclassified to conform with current period presentation requirements.

Deferred tax assets and liabilities as of December 30, 2018 and December 31, 2017 are tax-effected based on the 21.0% federal corporate income tax rate.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 30, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Deferred rent	$4,695	$5,076
Employee benefit-related liabilities	2,717	2,726
Insurance liabilities	2,673	2,762
Merchandise inventory	1,933	1,635
California Enterprise Zone Tax Credits	1,456	1,451
Gift card liability	1,009	1,033
Share-based compensation	930	891
Deferred lease revenue	542	803
Work Opportunity Tax Credit	422	—
Allowance for sales returns	323	294
Contract termination cost liability	300	—
Basis difference in fixed assets	252	—
Asset retirement obligation asset accrual	191	195
Net operating loss	138	—
Store closing liability	59	6
Other deferred tax assets	44	290
Gross deferred tax assets	17,684	17,162
Less: Valuation allowance	(1,212)	(876)
Deferred tax assets, net of valuation allowance	16,472	16,286
Deferred tax liabilities:
Federal liability on state deferred tax assets	(1,162)	(1,234)
Prepaid expense	(502)	(404)
SaaS accrual	(229)	—
Other deferred tax liabilities	(36)	—
Basis difference in fixed assets	—	(476)
Deferred tax liabilities	(1,929)	(2,114)
Net deferred tax assets	$14,543	$14,172

In fiscal 2018 and 2017, the Company maintained a valuation allowance of $1.2 million and $0.9 million, respectively, related to unused California Enterprise Zone Tax Credits, which the Company will not be able to carry forward beyond 2024 as a result of California’s termination of this program. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, except as noted above, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced. Certain prior period amounts were reclassified to conform with current period presentation requirements.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2015 and after, and state and local income tax returns are open for fiscal years 2014 and after.

As of December 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.  As of December 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(11)	Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 30, 2018	December 31, 2017
	(In thousands, except per share data)
Net (loss) income	$(3,531)	$1,104
Weighted-average shares of common stock outstanding:
Basic	20,977	21,439
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	—	146
Diluted	20,977	21,585
Basic (loss) earnings per share	$(0.17)	$0.05
Diluted (loss) earnings per share	$(0.17)	$0.05
Antidilutive share option awards excluded from diluted calculation	290	83
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	403	145

The computation of diluted earnings per share for fiscal 2018 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for fiscal 2017 does not include certain share option awards that were outstanding and antidilutive, since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

Additionally, the computation of diluted earnings per share for fiscal 2018 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for fiscal 2017 does not include certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(12)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees.  Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $1.5 million and $1.8 million for fiscal 2018 and 2017, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(13)	Related Party Transactions

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During each of fiscal 2018 and 2017, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million and $0.2 million in fiscal 2018 and 2017, respectively, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company had a recorded liability of $1.1 million and $1.2 million as of December 30, 2018 and December 31, 2017, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities in the accompanying consolidated balance sheets.

In the third quarter of fiscal 2017, the Company recorded $0.1 million related to the net recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds, net of $0.2 million of related legal fees and taxes, as an increase to additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2017 and as cash provided by financing activities in the accompanying consolidated statement of cash flows for fiscal 2017.

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

2007 Equity and Performance Incentive Plan

In June 2007, the Company adopted the 2007 Equity and Performance Incentive Plan (“2007 Plan”) and terminated a previous stock incentive plan (“2002 Plan”). The aggregate amount of shares authorized for issuance under the 2007 Plan is 2,399,250 shares of common stock of the Company. This amount represents the amount of shares that remained available for grant under the 2002 Plan as of April 24, 2007. Awards under the 2007 Plan may consist of share option awards (both incentive share option awards and non-qualified share option awards), stock appreciation rights, nonvested share awards, other stock unit awards, performance awards, or dividend equivalents. Any shares that are subject to awards of options or stock appreciation rights shall be counted against this limit (i.e., shares available for grant) as one share for every one share granted, regardless of the number of shares actually delivered pursuant to the awards. Any shares that are subject to awards other than share option awards or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit (i.e., shares available for grant) as 2.5 shares for every one share granted. The aggregate number of shares available under the 2007 Plan and the number of shares subject to outstanding share option awards will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction. Share option awards granted under the 2007 Plan generally vest and become exercisable at the rate of 25% per year with a maximum life of ten years. Share option awards, nonvested share awards and nonvested share unit awards provide for accelerated vesting if there is a change in control. The exercise price of the share option awards is equal to the quoted market price of the Company’s common stock on the date of grant.

Amendments and Restatements of 2007 Plan

On June 14, 2011 and June 10, 2016, the Company’s shareholders approved amendments and restatements of the 2007 Plan, and the Company adopted Amendment No. 1 to the 2007 Plan effective as of January 12, 2018 (the “2011 Amendment and Restatement,” the “2016 Amendment and Restatement” and “Amendment No. 1,” respectively, and collectively as so amended and restated, the “Amended 2007 Plan”). The amendments described above did not result in modifications to the Company’s then outstanding share-based payment awards.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

These principal features of the Amended 2007 Plan are not intended to be a complete discussion of all of the terms of the Amended 2007 Plan. Copies of the 2011 Amendment and Restatement and the 2016 Amendment and Restatement were filed in Current Reports on Form 8-K in the second quarter of fiscal 2011 and the second quarter of fiscal 2016, respectively, and Amendment No. 1 was filed in the Company’s Annual Report on Form 10-K for fiscal 2017.

In fiscal 2018, the Company granted 254,900 share option awards, 213,062 nonvested share awards and 34,884 nonvested share unit awards to directors and certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Amended 2007 Plan. As of December 30, 2018, 1,307,652 shares remained available for future grant and 362,310 share option awards, 434,292 nonvested share awards and 26,163 nonvested share unit awards remained outstanding under the Amended 2007 Plan.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2018 and 2017 was $2.2 million and $2.3 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million in fiscal 2018 and 2017 and compensation expense recognized in selling and administrative expense was $2.1 million and $2.2 million in fiscal 2018 and 2017, respectively. The recognized tax benefit related to compensation expense for fiscal 2018 and 2017 was $0.5 million and $0.9 million, respectively. Net loss for fiscal 2018 and net income for fiscal 2017 reflects the net-of-tax charge of $1.7 million and $1.4 million, respectively, or $0.08 and $0.06 per basic and diluted share, respectively.

Share Option Awards

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	December 30, 2018	December 31, 2017
Risk-free interest rate	2.6%	—
Expected term	5.1 years	—
Expected volatility	48.0%	—
Expected dividend yield	9.5%	—

No share option awards were granted in fiscal 2017.

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

The following table details the Company’s share option awards activity for fiscal 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	144,293	$10.11
Granted	254,900	6.22
Exercised	(6,564)	4.82
Forfeited or Expired	(30,319)	9.65
Outstanding at December 30, 2018	362,310	$7.51	6.94	$—
Exercisable at December 30, 2018	114,722	$10.29	2.13	$—
Vested and Expected to Vest at December 30, 2018	355,800	$7.53	6.90	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $2.56 per share as of December 30, 2018, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised for fiscal 2018 and 2017 was approximately $10,000 and $0.1 million, respectively. The total cash received from employees as a result of employee share option award exercises for fiscal 2018 and 2017 was approximately $31,000 and $0.1 million, respectively. The actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2018 and 2017 totaled $2,000 and $31,000, respectively.

As of December 30, 2018, there was $0.2 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.2 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest for employees from the date of grant in four equal annual installments of 25% per year. Nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors for their service as directors, as defined by ASC 718, vest 100% on the earlier of (a) the date of the Company’s next annual stockholders meeting following the grant date, or (b) the first anniversary of the grant date.

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during fiscal 2018 and 2017 was $1.0 million and $2.0 million, respectively. The total fair value of nonvested share unit awards which vested during fiscal 2018 and 2017 was $0.3 million and $0.3 million, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share awards activity for fiscal 2018:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2017	377,035	$13.61
Granted	213,062	6.99
Vested	(144,205)	13.66
Forfeited	(11,600)	11.04
Balance at December 30, 2018	434,292	$10.42

The following table details the Company’s nonvested share unit awards activity for fiscal 2018:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2017	23,250	$12.82
Granted	34,884	8.60
Vested	(23,250)	13.71
Forfeited	(8,721)	8.60
Balance at December 30, 2018	26,163	$7.81

 The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the tables above. The weighted-average grant-date fair value of nonvested share awards granted in fiscal 2018 and 2017 was $6.99 per share and $14.88 per share, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in fiscal 2018 and 2017 was $8.60 per share and $13.90 per share, respectively.

As of December 30, 2018, there was $3.0 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.3 years and 0.4 years for nonvested share awards and nonvested share unit awards, respectively.

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2018, the Company withheld 53,343 common shares with a total value of $0.4 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

As of December 30, 2018, dividends accrued but not paid related to nonvested share awards were $0.2 million.

(16)	Subsequent Event

In the first quarter of fiscal 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2019 to stockholders of record as of March 8, 2019.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period		Charged to Costs and Expenses		Deductions	Balance at End of Period
December 30, 2018
Allowance for doubtful receivables	$79		$20		$(71)	$28
Allowance for sales returns	$2,368	(1)	$208	(2)	$—	$2,576
Inventory reserves	$5,850		$5,102		$(4,520)	$6,432

December 31, 2017
Allowance for doubtful receivables	$42		$60		$(23)	$79
Allowance for sales returns	$1,334		$(278)	(2)	$—	$1,056
Inventory reserves	$5,680		$4,819		$(4,649)	$5,850

(1)

Beginning in fiscal 2018, the Company grossed up its sales return reserve by $1.3 million to separately record the amount of estimated right-of-return merchandise cost in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

(2)	Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II