Form 10-Q
period 2019-03-31
BIG 5 SPORTING GOODS Corp
filed 2019-05-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

There were 21,624,472 shares of common stock, with a par value of $0.01 per share outstanding as of April 23, 2019.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$5,299	$6,765
Accounts receivable, net of allowances of $41 and $28, respectively	10,743	14,184
Merchandise inventories, net	296,239	294,900
Prepaid expenses	7,168	9,224
Total current assets	319,449	325,073
Operating lease right-of-use assets, net	254,605	—
Property and equipment, net	73,566	76,488
Deferred income taxes	14,041	14,543
Other assets, net of accumulated amortization of $1,837 and $1,772, respectively	3,347	3,457
Total assets	$665,008	$419,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,273	$80,613
Accrued expenses	58,288	67,659
Current portion of operating lease liabilities	60,708	—
Current portion of finance lease liabilities	2,228	2,322
Total current liabilities	224,497	150,594
Operating lease liabilities, less current portion	205,491	—
Finance lease liabilities, less current portion	4,941	4,823
Long-term debt	45,411	65,000
Deferred rent, less current portion	—	14,615
Other long-term liabilities	9,233	9,668
Total liabilities	489,573	244,700
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,274,685 and 25,074,307 shares, respectively; outstanding 21,624,472 and 21,424,094 shares, respectively	252	250
Additional paid-in capital	118,666	118,351
Retained earnings	99,044	98,787
Less: Treasury stock, at cost; 3,650,213 and 3,650,213 shares, respectively	(42,527)	(42,527)
Total stockholders' equity	175,435	174,861
Total liabilities and stockholders' equity	$665,008	$419,561

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Net sales	$245,286	$234,178
Cost of sales	169,410	161,452
Gross profit	75,876	72,726
Selling and administrative expense	72,611	73,488
Operating income (loss)	3,265	(762)
Interest expense	776	656
Income (loss) before taxes	2,489	(1,418)
Income tax expense (benefit)	825	(109)
Net income (loss)	$1,664	$(1,309)
Earnings (loss) per share:
Basic	$0.08	$(0.06)
Diluted	$0.08	$(0.06)
Dividends per share	$0.05	$0.15
Weighted-average shares of common stock outstanding:
Basic	21,029	20,942
Diluted	21,054	20,942

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2017	21,345,159	$249	$116,495	$112,424	$(42,099)	$187,069
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	575	—	575
Net loss	—	—	—	(1,309)	—	(1,309)
Dividends on common stock ($0.15 per share)	—	—	—	(3,189)	—	(3,189)
Issuance of nonvested share awards	195,620	2	(2)	—	—	—
Exercise of share option awards	6,500	—	32	—	—	32
Share-based compensation	—	—	601	—	—	601
Forfeiture of nonvested share awards	(2,430)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of April 1, 2018	21,415,758	$250	$116,761	$108,501	$(42,527)	$182,985

Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	1,664	—	1,664
Dividends on common stock ($0.05 per share)	—	—	—	(1,068)	—	(1,068)
Issuance of nonvested share awards	265,792	3	(3)	—	—	—
Share-based compensation	—	—	538	—	—	538
Forfeiture of nonvested share awards	(6,320)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of March 31, 2019	21,624,472	$252	$118,666	$99,044	$(42,527)	$175,435

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net income (loss)	$1,664	$(1,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,932	4,759
Share-based compensation	538	601
Amortization of other assets	65	23
ROU asset gain on disposal	(110)	—
Noncash lease expense	13,911	—
Deferred income taxes	624	707
Changes in operating assets and liabilities:
Accounts receivable, net	3,441	1,664
Merchandise inventories, net	(1,339)	(6,251)
Prepaid expenses and other assets	1,853	2,204
Accounts payable	13,219	(2,169)
Operating lease liabilities	(19,001)	—
Accrued expenses and other long-term liabilities	(7,257)	(9,156)
Net cash provided by (used in) operating activities	12,540	(8,927)

Cash flows from investing activities:
Purchases of property and equipment	(1,522)	(2,398)
Net cash used in investing activities	(1,522)	(2,398)

Cash flows from financing activities:
Borrowings under revolving credit facility	43,826	63,864
Payments under revolving credit facility	(63,415)	(39,963)
Changes in book overdraft	9,413	(10,319)
Principal payments under finance lease liabilities	(866)	(456)
Proceeds from exercise of share option awards	—	32
Purchases of treasury stock	—	(428)
Tax withholding payments for share-based compensation	(221)	(366)
Dividends paid	(1,221)	(3,308)
Net cash (used in) provided by financing activities	(12,484)	9,056

Net decrease in cash	(1,466)	(2,269)

Cash at beginning of period	6,765	7,170

Cash at end of period	$5,299	$4,901

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$864	$160
Property and equipment additions unpaid	$761	$879

Supplemental disclosures of cash flow information:
Interest paid	$762	$563
Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 433 stores and an e-commerce platform as of March 31, 2019. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2019 is comprised of 52 weeks and ends on December 29, 2019. Fiscal year 2018 was comprised of 52 weeks and ended on December 30, 2018. The fiscal interim periods in fiscal 2019 and 2018 are each comprised of 13 weeks.

Recently Adopted Accounting Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company adopted ASC 842 using the modified retrospective approach at the beginning of the first quarter of fiscal 2019, coinciding with the standard’s effective date. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $262.9 million and operating lease liabilities of $279.7 million as of December 31, 2018. These amounts are based on the present value of such commitments using the Company’s incremental borrowing rate (“IBR”), which was determined through the development of a synthetic credit rating. The adoption of this standard did not have a material impact on the Company’s interim unaudited condensed consolidated statements of operations, shareholders’ equity or cash flows, and had no material impact on beginning retained earnings in fiscal 2019. The Company has implemented new lease administration and accounting software and has developed and mapped new and existing controls in the context of the Company’s control environment. In addition, the Company completed its evaluation of the practical expedients offered and enhanced disclosures required in ASC 842, as well as identified arrangements that contain embedded leases, among other activities, to account for the adoption of this standard. The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carryforward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets.

Recently Issued Accounting Updates

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. While the Company is currently in the process of evaluating the effects of this standard on the consolidated financial statements, the Company plans to adopt ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Actual results could differ significantly from these estimates under different assumptions and conditions.

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

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Hard goods	$103,436	$104,452
Athletic and sport footwear	71,213	69,352
Athletic and sport apparel	68,553	58,446
Other sales	2,084	1,928
Net sales	$245,286	$234,178

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control at a point in time upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales is not material.

The Company recognized $2.1 million and $2.3 million in stored-value card redemption revenue for the first quarter of fiscal 2019 and 2018, respectively. The Company also recognized $0.1 million in stored-value card breakage revenue for the first quarter of fiscal 2019 and 2018, respectively. The Company had outstanding stored-value card liabilities of $6.2 million and $7.0 million as of March 31, 2019 and December 30, 2018, respectively, which are included in accrued expenses. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.9 million and $1.4 million related to estimated sales returns as of March 31, 2019 and December 30, 2018, respectively, and the Company recorded, as accrued expense, an allowance for sales returns reserve of $1.7 million and $2.6 million as of March 31, 2019 and December 30, 2018, respectively.

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

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires net investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques, and an evaluation of current market value rentals for ROU assets, as defined in ASC 360, Property, Plant, and Equipment.

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

Except for a transitional asset impairment adjustment of $0.3 million recorded to equity as of December 31, 2018, as indicated in Note 5 to the Interim Financial Statements, the Company recognized no impairment charges in the first quarter of fiscal 2019 or 2018.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Leases

The Company adopted ASC 842 as of December 31, 2018, using the modified retrospective approach and applying transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, results and disclosures for the reporting periods beginning on December 31, 2018 are reported and presented under ASC 842, while prior period amounts and disclosures are not adjusted and continue to be reported and presented under ASC 840, Leases. Additionally, the Company elected:

1.	A package of practical expedients allowing the Company to:
a.	carry forward its historical lease classification (i.e., it is not necessary to reclassify any existing leases at the adoption date),
b.	avoid reassessing whether any expired or existing contracts are or contain leases, and
c.	avoid reassessing initial direct costs for any existing leases.
2.

A practical expedient allowing the Company to not separate lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) from nonlease components (e.g., common area maintenance costs), primarily impacting the Company’s real estate lease population. The election of this practical expedient eliminates the burden of separately estimating the real estate lease and nonlease costs on a relative stand-alone basis.

3.

A practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and eliminated the need to reassess existing lease contracts to determine if land easements are separate leases under ASC 842.

The Company did not elect a practical expedient which would allow the Company to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and to assess impairment of the entity’s ROU assets, since election of this expedient could make adoption more complex given that re-evaluation of the lease term and impairment consideration affect other aspects of lease accounting.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware and distribution center delivery tractors. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the interim unaudited condensed consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statement of operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses a collateralized IBR to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis at the measurement date, and which the Company adjusts quarterly with a yield curve that approximates the Company’s market risk profile. The operating lease ROU asset also includes any prepaid lease payments made and is reduced by lease incentives such as tenant improvement allowances. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For fiscal 2018, the Company evaluated and classified its leases as either operating or capital leases for financial reporting purposes, in accordance with ASC 840.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Certain of the leases for the Company’s retail store facilities provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. Under both ASC 840 and 842, these contingent rents are expensed as they accrue.

In accordance with ASC 840, deferred rent represents the difference between rent paid and the amounts expensed for operating leases. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognized rent expense for rent increases and rent holidays on a straight-line basis over the term of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent begins on the possession date and extends through the “reasonably assured” lease term as defined in ASC 840 and may exceed the initial non-cancelable lease term.

Additionally, in accordance with ASC 840, landlord allowances for tenant improvements, or lease incentives, were recorded as deferred rent and amortized on a straight-line basis over the “reasonably assured” lease term as a component of rent expense.

See Note 5 to the Notes to the Interim Financial Statements for a further discussion on leases.

(3)	Fair Value Measurements

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores, including ROU assets, are reduced to their estimated fair values.

As of March 31, 2019 and December 30, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores and a contract termination liability for the continuance of costs to be incurred under a contract without economic benefit related to a discontinued software project. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company estimated the fair value of the contract termination liability based on unobservable market data, including an internally-developed incremental borrowing rate. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820, Fair Value Measurement.

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	March 31, 2019	December 30, 2018
	(In thousands)
Payroll and related expense	$20,647	$22,348
Occupancy expense	9,143	11,220
Sales tax	8,102	10,198
Other	20,396	23,893
Accrued expenses	$58,288	$67,659

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5)	Leases

The Company’s operating leases have remaining reasonably certain lease terms of up to 12 years, which typically include options to extend the leases for up to 5 years. The Company’s finance leases have remaining reasonably certain lease terms of up to 4 years.

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to ROU assets and operating lease liabilities of $262.9 million and $279.7 million, respectively, as of December 31, 2018. The difference between the ROU assets and operating lease liabilities at transition primarily represented existing deferred rent and tenant improvement allowances, which were derecognized, and existing prepaid rent balances. The Company derecognized deferred rent and tenant improvement allowances of $9.2 million and $7.6 million, respectively, in connection with the non-cash transitional adjustment. As a result of adopting ASC 842, the Company also recorded a decrease to retained earnings, which the Company did not consider material, of $0.3 million, net of tax, as of December 31, 2018, reflecting the cumulative effect related to store asset impairment. The adoption of this standard did not materially impact the Company’s consolidated net earnings, shareholders’ equity or cash flows.

As of March 31, 2019, assets recorded under finance leases were $13.2 million and accumulated amortization associated with finance leases was $6.0 million, while ROU assets recorded as operating leases were $268.4 million and accumulated amortization associated with operating leases was $13.8 million. In the first quarter of fiscal 2019, the Company recorded a non-cash increase of $5.8 million to ROU assets and operating lease liabilities resulting from lease reassessments.

Certain of the leases for the Company’s retail store facilities provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease, and others include rental payments adjusted periodically for inflation. The Company expenses such variable amounts in the period incurred, which is the period in which it becomes probable that the specified target that triggers the variable lease payments will be achieved. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In the fourth quarter of fiscal 2016, the Company entered into an assignment agreement for a certain store lease. In consideration for the assignment, the Company received an assignment fee of $4.3 million. The assignment is accounted for as a sublease arrangement and the assignment fee has been deferred into accrued expenses and other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheets. The remaining balance of this deferred lease revenue as of the end of the first quarter of fiscal 2019 was $1.7 million, and $0.9 million per year will be recognized ratably into revenue over the remaining lease term of approximately two years.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, the components of lease expense were as follows:

13 Weeks Ended
March 31, 2019
(In thousands)
Lease expense:
Amortization of right-of-use assets	$680
Interest on lease liabilities	100
Finance lease expense	780
Operating lease expense	19,825
Short-term lease expense	—
Variable lease expense	102
Sublease income	(316)
Total lease expense	$20,391

In accordance with ASC 842, other information related to leases was as follows:

13 Weeks Ended
March 31, 2019
(Dollars In thousands)
Operating cash flows from operating leases	$24,914
Operating cash flows from finance leases	100
Financing cash flows from finance leases	866
Cash paid for amounts included in the measurement of lease liabilities	$25,880

Right-of-use assets obtained in exchange for new finance lease liabilities	$864
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,833
Weighted-average remaining lease term—finance leases	3.4 years
Weighted-average remaining lease term—operating leases	5.3 years
Weighted-average discount rate—finance leases	5.8%
Weighted-average discount rate—operating leases	6.5%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of March 31, 2019 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2019	$1,892	$57,032
2020	2,593	77,263
2021	1,669	54,720
2022	1,220	42,420
2023	495	28,962
Thereafter	—	57,434
Undiscounted cash flows	$7,869	$317,831
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.4 years	5.3 years
Weighted-average discount rate	5.8%	6.5%
Present values	$7,169	$266,199
Lease liabilities - current	2,228	60,708
Lease liabilities - long-term	4,941	205,491
Lease liabilities - total	$7,169	$266,199
Difference between undiscounted and discounted cash flows	$700	$51,632

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 840, rent expense for operating leases consisted of the following:

13 Weeks Ended
April 1, 2018
(In thousands)
Rent expense	$19,326
Contingent rent	111
Total rent expense	$19,437

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of December 30, 2018 were as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2019	$2,668	$81,876	$84,544
2020	2,179	70,657	72,836
2021	1,472	54,863	56,335
2022	1,057	42,267	43,324
2023	539	31,241	31,780
Thereafter	—	54,386	54,386
Total minimum lease payments (1)	7,915	$335,290	$343,205
Imputed interest	(770)
Present value of minimum lease payments	$7,145

_________________________

(1)	Minimum lease payments have not been reduced by sublease rentals of $0.3 million due in the future under non-cancelable subleases.

(6)	Long-Term Debt

On October 18, 2010, the Company, Big 5 Corp. and Big 5 Services Corp. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011, December 19, 2013 and September 29, 2017 (as so amended, the “Credit Agreement”), and has a maturity date of September 29, 2022.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at the Company’s option up to a maximum of $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Agreement includes a provision which permits the Company to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. The Credit Facility includes a $25.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans.

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

As of March 31, 2019, the Company had long-term revolving credit borrowings of $45.4 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $65.0 million and letter of credit commitments of $0.5 million as of December 30, 2018. Total remaining borrowing availability, after subtracting letters of credit, was $94.1 million and $74.5 million as of March 31, 2019 and December 30, 2018, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of March 31, 2019 and December 30, 2018, the Company had a valuation allowance for deferred income tax assets of $1.2 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

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

The provision for income taxes for the first quarter of fiscal 2019 and 2018 reflects the write-off of deferred tax assets of $0.3 million and $0.2 million, respectively, related to share-based compensation.

As of March 31, 2019 and December 30, 2018, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of March 31, 2019 and December 30, 2018, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per share data)
Net income (loss)	$1,664	$(1,309)
Weighted-average shares of common stock outstanding:
Basic	21,029	20,942
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	25	—
Diluted	21,054	20,942
Basic earnings (loss) per share	$0.08	$(0.06)
Diluted earnings (loss) per share	$0.08	$(0.06)
Antidilutive share option awards excluded from diluted calculation	422	183
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	406	387

The computation of diluted earnings per share for the 13 weeks ended March 31, 2019 does not include certain share option awards that were outstanding and antidilutive, since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks ended April 1, 2018 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share).

The computation of diluted earnings per share for the 13 weeks ended March 31, 2019 does not include certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for the 13 weeks ended April 1, 2018 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “Amended 2007 Plan”), and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $0.6 million in share-based compensation expense for the 13 weeks ended March 31, 2019 and April 1, 2018, respectively. As of March 31, 2019, 548,803 shares remained available for future grant under the Amended 2007 Plan.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first quarter of fiscal 2019, the Company granted 243,800 share option awards with a weighted-average grant-date fair value of $1.36 per option. In the first quarter of fiscal 2018, the Company granted 252,400 share option awards with a weighted-average grant-date fair value of $1.23 per option.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	362,310	$7.51
Granted	243,800	4.07
Exercised	—	—
Forfeited or Expired	(61,160)	6.01
Outstanding at March 31, 2019	544,950	$6.14	8.83	$—
Exercisable at March 31, 2019	113,850	$10.42	6.36	$—
Vested and Expected to Vest at March 31, 2019	530,483	$6.18	8.81	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $3.18 as of March 31, 2019, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Risk-free interest rate	2.6%	2.6%
Expected term	5.7 years	5.1 years
Expected volatility	53.0%	48.0%
Expected dividend yield	4.9%	9.6%

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

As of March 31, 2019, there was $0.5 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.5 years.

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

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares, including any dividend reinvestments, will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2019 and 2018 was $0.7 million and $0.9 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2019 or 2018.

The Company granted 236,120 and 195,620 nonvested share awards in the first quarter of fiscal 2019 and 2018, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2019 and 2018 was $3.73 and $6.85, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	434,292	$10.42
Granted	236,120	3.73
Vested	(153,730)	11.27
Forfeited	(6,320)	10.26
Balance at March 31, 2019	510,362	$7.07

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	26,163	$7.81
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2019	26,163	$7.81

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2019, the Company withheld 59,094 common shares with a total value of $0.2 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of March 31, 2019, there was $3.3 million and $28,000 of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 3.0 and 0.2 years for nonvested share awards and nonvested share unit awards, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(11)	Subsequent Event

In the second quarter of fiscal 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 14, 2019 to stockholders of record as of May 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Big 5 Sporting Goods Corporation
El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of March 31, 2019, the related condensed consolidated statements of operations and of stockholders’ equity and cash flows for the 13 week periods ended March 31, 2019 and April 1, 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 30, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

May 1, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2019 includes 52 weeks and ends on December 29, 2019. Fiscal 2018 included 52 weeks and ended on December 30, 2018. The fiscal interim periods in fiscal 2019 and 2018 are each comprised of 13 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 433 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of March 31, 2019. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

Throughout our history, we have emphasized controlled growth. The following table summarizes our store count for the periods presented:

	13 Weeks Ended
	March 31, 2019	April 1, 2018
Beginning stores	436	435
New stores opened	—	—
Relocated stores opened	—	—
Stores closed	(3)	—
Relocated stores closed	—	—
Ending stores	433	435

For fiscal 2019, we anticipate opening five new stores and closing four stores.

Executive Summary

Our net income of $1.7 million for the first quarter of fiscal 2019 compared to a net loss of $1.3 million for the first quarter of fiscal 2018 primarily reflected the favorable impact of higher net sales and lower selling and administrative expense, partially offset by higher distribution and store occupancy expense. Same store sales increased 4.6% for the 13 weeks ended March 31, 2019, versus the comparable 13-week period in the prior year. This increase in same store sales compares to a 7.5% decrease in same store sales for the first quarter of fiscal 2018.

•

Net sales for the first quarter of fiscal 2019 increased 4.7% to $245.3 million compared to $234.2 million for the first quarter of fiscal 2018. The increase in net sales was primarily attributable to an increase in same store sales and added sales from new stores opened since December 31, 2017, partially offset by a reduction in sales from closed stores. Same store sales for our major merchandise categories of apparel and footwear increased, partially offset by a decrease in same store sales for our hardgoods category.

•

Gross profit for the first quarter of fiscal 2019 represented 30.9% of net sales, compared with 31.1% in the first quarter of the prior year. The decrease in gross profit margin resulted mainly from higher distribution expense, including costs capitalized into inventory, as a percentage of net sales.

•

Selling and administrative expense for the first quarter of fiscal 2019 decreased 1.2% to $72.6 million, or 29.6% of net sales, compared to $73.5 million, or 31.4% of net sales, for the first quarter of fiscal 2018. The decrease in selling and administrative expense was primarily attributable to lower print advertising expense and employee benefit-related expense, partially offset by higher expense mainly related to wages and payment card fees reflecting higher sales volume versus the prior year.

•

Net income for the first quarter of fiscal 2019 was $1.7 million, or $0.08 per diluted share, compared to a net loss of $1.3 million, or $0.06 per share, for the first quarter of fiscal 2018. The higher earnings were driven primarily by higher net sales and lower selling and administrative expense, partially offset by higher distribution and store occupancy expense.

•

Operating cash flow for the first quarter of fiscal 2019 was a positive $12.5 million compared to operating cash flow in the first quarter of fiscal 2018 of a negative $8.9 million, due primarily to reduced funding of merchandise inventory and increased net income, partially offset by increases in prepaid expense largely related to the timing of rent payments.

•	Capital expenditures for the first quarter of fiscal 2019 decreased to $1.5 million from $2.4 million for the first quarter of fiscal 2018.
•	The borrowings under our revolving credit facility were $45.4 million as of March 31, 2019, compared with $68.9 million as of April 1, 2018 and $65.0 million as of December 30, 2018.
•	We paid cash dividends in the first quarter of fiscal 2019 of $1.2 million, or $0.05 per share, compared with $3.3 million, or $0.15 per share, in the first quarter of fiscal 2018.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 weeks ended March 31, 2019 Compared to 13 Weeks Ended April 1, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 31, 2019		April 1, 2018
	(Dollars in thousands)
Net sales	$245,286	100.0%	$234,178	100.0%
Cost of sales (1)	169,410	69.1	161,452	68.9
Gross profit	75,876	30.9	72,726	31.1
Selling and administrative expense (2)	72,611	29.6	73,488	31.4
Operating income (loss)	3,265	1.3	(762)	(0.3)
Interest expense	776	0.3	656	0.3
Income (loss) before income taxes	2,489	1.0	(1,418)	(0.6)
Income tax expense (benefit)	825	0.3	(109)	0.0
Net income (loss)	$1,664	0.7%	$(1,309)	(0.6)%

_________________________

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

Net Sales. Net sales increased by $11.1 million, or 4.7%, to $245.3 million in the first quarter of fiscal 2019 from $234.2 million in the first quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $10.7 million, or 4.6%, for the 13 weeks ended March 31, 2019, versus the comparable 13-week period in the prior year, primarily reflecting higher sales of winter-related products as a result of favorable cold weather conditions experienced in most of our markets in the first quarter of fiscal 2019 in contrast to the unseasonably dry and warm weather conditions experienced in the prior year. This increase in same store sales compares to a 7.5% decrease in same store sales for the first quarter of fiscal 2018. Same store sales in the first quarter of fiscal 2019 for our major merchandise categories of apparel and footwear increased, partially offset by a decrease in same store sales for our hardgoods category. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period and sales from e-commerce. Same store sales comparisons exclude sales from stores closed during the comparable periods. Sales from e-commerce in the first quarter of fiscal 2019 and 2018 were not material.

•	Added sales from new stores opened since December 31, 2017 were partially offset by a reduction in sales from closed stores.

•	We experienced increased customer transactions and a lower average sale per transaction in the first quarter of fiscal 2019 compared to the same period last year.
•

Net and same store sales comparisons year over year reflected the favorable impact of a calendar shift related to the Easter holiday, when our stores are closed, into the second quarter of fiscal 2019 from the first quarter of fiscal 2018.

Gross Profit. Gross profit increased by $3.2 million, or 4.4%, to $75.9 million, or 30.9% of net sales, in the 13 weeks ended March 31, 2019, from $72.7 million, or 31.1% of net sales, in the 13 weeks ended April 1, 2018. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $11.1 million, or 4.7%, compared with the first quarter of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by 1 basis point compared with the first quarter of last year when merchandise margins decreased by an unfavorable 58 basis points.

•

Distribution expense, including costs capitalized into inventory, increased by $1.8 million, or an unfavorable 54 basis points, in the first quarter of fiscal 2019 compared to the prior year. The increase primarily reflected lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the first quarter of last year.

•	Store occupancy expense increased by $0.2 million year over year in the first quarter of fiscal 2019. Store occupancy expense decreased by a favorable 38 basis points as a percentage of net sales.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.9 million to $72.6 million, or 29.6% of net sales, in the 13 weeks ended March 31, 2019 from $73.5 million, or 31.4% of net sales, in the first quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $1.7 million due mainly to lower newspaper advertising.
•

Store-related expense, excluding occupancy, increased by $0.8 million due primarily to increased employee labor expense of $1.0 million and higher payment card fees reflecting higher sales volume versus the prior year, partially offset by reductions in certain employee benefit-related expenses such as health and welfare expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases. We estimate that the impact of the California state-wide minimum wage rate increase of $1.00 per hour effective in January 2019, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.6 million for the first quarter of fiscal 2019.

Interest Expense. Interest expense increased by $0.1 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Interest expense reflects an increase in average interest rates of approximately 100 basis points to 4.0% in the first quarter of fiscal 2019 from 3.0% in the first quarter of fiscal 2018, largely offset by a decrease in average debt levels of $11.4 million to $57.1 million in the first quarter of fiscal 2019 from $68.5 million in the first quarter of fiscal 2018.

Income Taxes. The provision for income taxes increased to expense of $0.8 million for the first quarter of fiscal 2019 from a benefit of $0.1 million for the first quarter of fiscal 2018, primarily reflecting higher pre-tax income in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Our effective tax rate was 33.1% for the first quarter of fiscal 2019 and 7.7% for the first quarter of fiscal 2018, reflecting write-offs of deferred tax assets related to share-based compensation of $0.3 million and $0.2 million, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of March 31, 2019, we had $5.3 million of cash compared with $4.9 million as of April 1, 2018. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Net cash provided (used in) by:
Operating activities	$12,540	$(8,927)
Investing activities	(1,522)	(2,398)
Financing activities	(12,484)	9,056
Net decrease in cash	$(1,466)	$(2,269)

Operating Activities. Operating cash flows for the first quarter of fiscal 2019 and 2018 were a positive $12.5 million and a negative $8.9 million, respectively. The increased cash flow from operating activities for the first quarter of fiscal 2019 compared to the same period last year primarily reflects reduced funding of merchandise inventory and increased net income, partially offset by increases in prepaid expense largely related to the timing of rent payments.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2019 and 2018 was $1.5 million and $2.4 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods include store-related remodeling, distribution center investments, new store investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first quarter of fiscal 2019 and 2018 were a negative $12.5 million and a positive $9.1 million, respectively. For the first quarter of fiscal 2019, net cash was used primarily to pay down borrowings under our revolving credit facility and to fund dividend payments. For the first quarter of fiscal 2018, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments.

As of March 31, 2019, we had revolving credit borrowings of $45.4 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $65.0 million and letter of credit commitments of $0.5 million outstanding as of December 30, 2018 and revolving credit borrowings of $68.9 million and letter of credit commitments of $0.4 million outstanding as of April 1, 2018. Our lower debt levels as of March 31, 2019 compared with April 1, 2018 largely reflect higher net sales and lower merchandise inventory in the first quarter of fiscal 2019.

In each of the first three quarters of fiscal 2018 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock, and in the fourth quarter of fiscal 2018 and first quarter of fiscal 2019 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In the second quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 14, 2019 to stockholders of record as of May 31, 2019.

We did not repurchase any shares of common stock in the first quarter of fiscal 2019 pursuant to our current share repurchase program. In the first quarter of fiscal 2018, we repurchased 75,748 shares of common stock for $0.4 million pursuant to that program. Since the inception of our initial share repurchase program in May 2006 through March 31, 2019, we have repurchased a total of 3,528,972 shares for $41.8 million.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011, December 19, 2013 and September 29, 2017 (as so amended, the “Credit Agreement”), and has a maturity date of September 29, 2022.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a provision which permits us to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. The Credit Facility includes a $25.0 million sublimit for letters of credit and a $20.0 million sublimit for swingline loans.

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

As of March 31, 2019, we had long-term revolving credit borrowings of $45.4 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $65.0 million and letter of credit commitments of $0.5 million as of December 30, 2018. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $94.1 million and $74.5 million as of March 31, 2019 and December 30, 2018, respectively.

Future Capital Requirements. We had cash on hand of $5.3 million as of March 31, 2019. We expect capital expenditures for fiscal 2019, excluding non-cash acquisitions, to range from approximately $11.0 million to $15.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2019, we anticipate opening five new stores and closing four stores.

We currently pay quarterly dividends, subject to declaration by our Board of Directors. In the second quarter of fiscal 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 14, 2019 to stockholders of record as of May 31, 2019.

As of March 31, 2019, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under our Credit Facility and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of IT systems hardware and distribution center delivery tractors. Additional information regarding our operating and finance leases is available in Notes 2 and 5 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In the first quarter of fiscal 2019, our revolving credit borrowings decreased by $19.6 million from the end of fiscal 2018. Our lower debt levels in fiscal 2019 compared with the prior year largely reflect our higher sales in fiscal 2019.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended March 31, 2019.

Operating Lease Liabilities

We adopted Accounting Standards Codification (“ASC”) 842, Leases, as of December 31, 2018, coinciding with the standard’s effective date.

We have operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware and distribution center delivery tractors. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate (“IBR”) to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis at the measurement date, and which we adjust quarterly with a yield curve that approximates our market risk profile.

Our adoption of ASC 842 resulted in the initial recognition of operating lease liabilities of $279.7 million as of December 31, 2018.

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

In fiscal 2018, and during the first quarter of fiscal 2019, the impact of inflation was minimal. We have evolved our product mix to include more branded merchandise which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation had a material impact on our operating results for the reporting periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this Item.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2019, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A.  Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31 – January 27	—	$—	—	$15,271,000
January 28 – February 24	—	$—	—	$15,271,000
February 25 – March 31	59,094	$—	—	$15,271,000
Total	59,094		—	$15,271,000

_________________________

(1)

The Company withheld 59,094 shares of Company common stock at an average price of $3.73 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s Amended 2007 Equity and Performance Incentive Plan.

(2)	This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 1, 2019	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 1, 2019	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)