Form 10-Q
period 2019-06-30
BIG 5 SPORTING GOODS Corp
filed 2019-07-31
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ____________________

Commission file number:  000-49850

BIG 5 SPORTING GOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4388794
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 East El Segundo Boulevard El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 536-0611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BGFV	The Nasdaq Stock Market LLC

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

There were 21,684,601 shares of common stock, with a par value of $0.01 per share outstanding as of July 23, 2019.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$6,594	$6,765
Accounts receivable, net of allowances of $41 and $28, respectively	13,728	14,184
Merchandise inventories, net	318,604	294,900
Prepaid expenses	9,746	9,224
Total current assets	348,672	325,073
Operating lease right-of-use assets, net	262,288	—
Property and equipment, net	71,617	76,488
Deferred income taxes	13,841	14,543
Other assets, net of accumulated amortization of $1,902 and $1,772, respectively	3,446	3,457
Total assets	$699,864	$419,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$114,964	$80,613
Accrued expenses	58,053	67,659
Current portion of operating lease liabilities	61,352	—
Current portion of finance lease liabilities	2,151	2,322
Total current liabilities	236,520	150,594
Operating lease liabilities, less current portion	213,180	—
Finance lease liabilities, less current portion	4,375	4,823
Long-term debt	62,437	65,000
Deferred rent, less current portion	—	14,615
Other long-term liabilities	8,485	9,668
Total liabilities	524,997	244,700
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,334,814 and 25,074,307 shares, respectively; outstanding 21,684,601 and 21,424,094 shares, respectively	253	250
Additional paid-in capital	119,145	118,351
Retained earnings	97,996	98,787
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	174,867	174,861
Total liabilities and stockholders' equity	$699,864	$419,561

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$240,965	$239,951	$486,251	$474,129
Cost of sales	167,848	164,680	337,258	326,132
Gross profit	73,117	75,271	148,993	147,997
Selling and administrative expense	72,179	74,656	144,790	148,144
Operating income (loss)	938	615	4,203	(147)
Interest expense	738	793	1,514	1,449
Income (loss) before taxes	200	(178)	2,689	(1,596)
Income tax expense (benefit)	172	70	997	(39)
Net income (loss)	$28	$(248)	$1,692	$(1,557)
Earnings (loss) per share:
Basic	$0.00	$(0.01)	$0.08	$(0.07)
Diluted	$0.00	$(0.01)	$0.08	$(0.07)
Weighted-average shares of common stock outstanding:
Basic	21,118	20,985	21,074	20,964
Diluted	21,143	20,985	21,100	20,964

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended June 30, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of March 31, 2019	21,624,472	$252	$118,666	$99,044	$(42,527)	$175,435
Net income	—	—	—	28	—	28
Dividends on common stock ($0.05 per share)	—	—	—	(1,076)	—	(1,076)
Issuance of nonvested share awards	72,464	1	(1)	—	—	—
Share-based compensation	—	—	480	—	—	480
Forfeiture of nonvested share awards	(12,335)	—	—	—	—	—
Balance as of June 30, 2019	21,684,601	$253	$119,145	$97,996	$(42,527)	$174,867

	13 Weeks Ended July 1, 2018
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of April 1, 2018	21,415,758	$250	$116,761	$108,501	$(42,527)	$182,985
Net loss	—	—	—	(248)	—	(248)
Dividends on common stock ($0.15 per share)	—	—	—	(3,211)	—	(3,211)
Issuance of nonvested share awards	17,442	—	—	—	—	—
Exercise of share option awards	64	—	—	—	—	—
Share-based compensation	—	—	562	—	—	562
Forfeiture of nonvested share awards	(2,140)	—	—	—	—	—
Balance as of July 1, 2018	21,431,124	$250	$117,323	$105,042	$(42,527)	$180,088

	26 Weeks Ended June 30, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	1,692	—	1,692
Dividends on common stock ($0.10 per share)	—	—	—	(2,144)	—	(2,144)
Issuance of nonvested share awards	338,256	4	(4)	—	—	—
Share-based compensation	—	—	1,018	—	—	1,018
Forfeiture of nonvested share awards	(18,655)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of June 30, 2019	21,684,601	$253	$119,145	$97,996	$(42,527)	$174,867

	26 Weeks Ended July 1, 2018
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2017	21,345,159	$249	$116,495	$112,424	$(42,099)	$187,069
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	575	—	575
Net loss	—	—	—	(1,557)	—	(1,557)
Dividends on common stock ($0.30 per share)	—	—	—	(6,400)	—	(6,400)
Issuance of nonvested share awards	213,062	2	(2)	—	—	—
Exercise of share option awards	6,564	—	31	—	—	31
Share-based compensation	—	—	1,164	—	—	1,164
Forfeiture of nonvested share awards	(4,570)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of July 1, 2018	21,431,124	$250	$117,323	$105,042	$(42,527)	$180,088

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income (loss)	$1,692	$(1,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,822	9,553
Share-based compensation	1,018	1,164
Amortization of other assets	131	46
ROU asset gain on disposal	(110)	—
Noncash lease expense	29,658	—
Deferred income taxes	824	521
Changes in operating assets and liabilities:
Accounts receivable, net	606	(1,138)
Merchandise inventories, net	(23,704)	(31,717)
Prepaid expenses and other assets	(890)	84
Accounts payable	29,431	10,747
Operating lease liabilities	(34,248)	—
Accrued expenses and other long-term liabilities	(8,604)	(9,583)
Net cash provided by (used in) operating activities	5,626	(21,880)

Cash flows from investing activities:
Purchases of property and equipment	(3,956)	(5,160)
Net cash used in investing activities	(3,956)	(5,160)

Cash flows from financing activities:
Borrowings under revolving credit facility	98,048	136,796
Payments under revolving credit facility	(100,611)	(91,145)
Changes in book overdraft	4,738	(11,771)
Principal payments under finance lease liabilities	(1,510)	(893)
Proceeds from exercise of share option awards	—	31
Purchases of treasury stock	—	(428)
Tax withholding payments for share-based compensation	(221)	(366)
Dividends paid	(2,285)	(6,456)
Net cash (used in) provided by financing activities	(1,841)	25,768

Net decrease in cash	(171)	(1,272)

Cash at beginning of period	6,765	7,170

Cash at end of period	$6,594	$5,898

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$864	$644
Property and equipment additions unpaid	$1,267	$1,471

Supplemental disclosures of cash flow information:
Interest paid	$1,478	$1,275
Income taxes paid	$47	$20

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 434 stores and an e-commerce platform as of June 30, 2019. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Hard goods	$133,779	$129,013	$237,217	$233,464
Athletic and sport footwear	64,412	67,199	135,625	136,552
Athletic and sport apparel	41,913	42,590	110,465	101,036
Other sales	861	1,149	2,944	3,077
Net sales	$240,965	$239,951	$486,251	$474,129

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

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

The Company recognized $1.5 million and $3.7 million in stored-value card redemption revenue for the 13 and 26 weeks ended June 30, 2019, respectively, compared to $1.7 million and $3.9 million in stored-value card redemption revenue for the 13 and 26 weeks ended July 1, 2018, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended June 30, 2019, respectively, and for the 13 and 26 weeks ended July 1, 2018, respectively. The Company had outstanding stored-value card liabilities of $6.1 million and $7.0 million as of June 30, 2019 and December 30, 2018, respectively, which are included in accrued expenses. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $1.0 million and $1.4 million related to estimated sales returns as of June 30, 2019 and December 30, 2018, respectively, and the Company recorded, as accrued expense, an allowance for sales returns reserve of $1.8 million and $2.6 million as of June 30, 2019 and December 30, 2018, respectively.

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

Valuation of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires net investments of approximately $0.5 million in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques and an evaluation of current market value rentals for ROU assets associated with the asset group, as contemplated in ASC 820, Fair Value Measurements.

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

The Company did not recognize any impairment charges in the first half of fiscal 2019 or 2018.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses a collateralized IBR to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis, and which the Company adjusts quarterly with a yield curve that approximates the Company’s market risk profile. The operating lease ROU asset also includes any prepaid lease payments made and is reduced by lease incentives such as tenant improvement allowances. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

As of June 30, 2019 and December 30, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820.

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	June 30, 2019	December 30, 2018
	(In thousands)
Payroll and related expense	$21,483	$22,348
Occupancy expense	8,137	11,220
Sales tax	7,161	10,198
Other	21,272	23,893
Accrued expenses	$58,053	$67,659

(5)	Leases

The Company’s operating leases have remaining reasonably certain lease terms of up to 13 years, which typically include options to extend the leases for up to 5 years. The Company’s finance leases have remaining reasonably certain lease terms of up to 5 years.

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

In the first half of fiscal 2019, the Company recorded a non-cash increase of $28.7 million to ROU assets and operating lease liabilities resulting primarily from lease reassessments.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the fourth quarter of fiscal 2016, the Company entered into an assignment agreement for a certain store lease. In consideration for the assignment, the Company received an assignment fee of $4.3 million. The assignment is accounted for as a sublease arrangement and the assignment fee has been deferred into accrued expenses and other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheets. The remaining balance of this deferred lease revenue as of the end of the second quarter of fiscal 2019 was $1.5 million, and $0.9 million per year will be recognized ratably into revenue over the remaining lease term of approximately 18 months.

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended	26 Weeks Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$706	$1,386
Interest on lease liabilities	95	195
Finance lease expense	801	1,581
Operating lease expense	20,003	39,825
Variable lease expense	77	179
Sublease income	(329)	(645)
Total lease expense	$20,552	$40,940

In accordance with ASC 842, other information related to leases was as follows:

	13 Weeks Ended	26 Weeks Ended
	June 30, 2019	June 30, 2019
	(Dollars In thousands)
Operating cash flows from operating leases	$19,702	$45,435
Operating cash flows from finance leases	95	218
Financing cash flows from finance leases	645	1,510
Cash paid for amounts included in the measurement of lease liabilities	$20,442	$47,163

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$864
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,858	$28,691

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of June 30, 2019 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2019	$1,130	$37,458
2020	2,593	82,145
2021	1,669	59,767
2022	1,220	47,341
2023	495	33,518
Thereafter	—	64,683
Undiscounted cash flows	$7,107	$324,912
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.3 years	5.3 years
Weighted-average discount rate	4.9%	6.5%
Present values	$6,526	$274,532
Lease liabilities - current	2,151	61,352
Lease liabilities - long-term	4,375	213,180
Lease liabilities - total	$6,526	$274,532
Difference between undiscounted and discounted cash flows	$581	$50,380

In accordance with ASC 840, rent expense for operating leases consisted of the following:

	13 Weeks Ended	26 Weeks Ended
	July 1, 2018	July 1, 2018
	(In thousands)
Rent expense	$19,401	$38,728
Contingent rent	90	201
Total rent expense	$19,491	$38,929

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of December 30, 2018 were as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2019	$2,668	$81,876	$84,544
2020	2,179	70,657	72,836
2021	1,472	54,863	56,335
2022	1,057	42,267	43,324
2023	539	31,241	31,780
Thereafter	—	54,386	54,386
Total minimum lease payments (1)	7,915	$335,290	$343,205
Imputed interest	(770)
Present value of minimum lease payments	$7,145

_________________________

(1)	Minimum lease payments have not been reduced by sublease rentals of $0.3 million due in the future under non-cancelable subleases.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Long-Term Debt

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

Generally, the Company may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. The applicable interest rate on the Company’s borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as LIBO rate loans bear interest at a rate equal to the applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within Wells Fargo as its “prime rate.” The applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of June 30, 2019, the Company had long-term revolving credit borrowings of $62.4 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $65.0 million and letter of credit commitments of $0.5 million as of December 30, 2018. Total remaining borrowing availability, after subtracting letters of credit, was $77.1 million and $74.5 million as of June 30, 2019 and December 30, 2018, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of June 30, 2019 and December 30, 2018, the Company had a valuation allowance for deferred income tax assets of $1.2 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2015 and after, and state and local income tax returns are open for fiscal years 2014 and after.

The provision for income taxes for the 26 weeks ended June 30, 2019 and July 1, 2018 reflects the write-off of deferred tax assets of $0.4 million and $0.2 million, respectively, related to share-based compensation.

As of June 30, 2019 and December 30, 2018, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of June 30, 2019 and December 30, 2018, the Company had no accrued interest or penalties.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per share data)
Net income (loss)	$28	$(248)	$1,692	$(1,557)
Weighted-average shares of common stock outstanding:
Basic	21,118	20,985	21,074	20,964
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	25	—	26	—
Diluted	21,143	20,985	21,100	20,964
Basic earnings (loss) per share	$0.00	$(0.01)	$0.08	$(0.07)
Diluted earnings (loss) per share	$0.00	$(0.01)	$0.08	$(0.07)
Antidilutive share option awards excluded from diluted calculation	542	110	482	261
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	489	301	448	280

The computation of diluted earnings per share for the 13 and 26 weeks ended June 30, 2019 excludes all potential share option awards since the exercise prices of all share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for the 13 and 26 weeks ended July 1, 2018 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive.

The computation of diluted earnings per share for the 13 and 26 weeks ended June 30, 2019 does not include certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for the 13 and 26 weeks ended July 1, 2018 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive.

(9)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”), as described in its Current Report on Form 8-K filed on June 11, 2019, and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of June 30, 2019, 3,860,678 shares remained available for future grant under the 2019 Plan, which includes an authorized increase of 3,300,000 shares from the amount available under the 2007 Plan as previously in effect.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.0 million in share-based compensation expense for the 13 and 26 weeks ended June 30, 2019, respectively, compared to $0.6 million and $1.2 million in share-based compensation expense for the 13 and 26 weeks ended July 1, 2018, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first half of fiscal 2019, the Company granted 243,800 share option awards with a weighted-average grant-date fair value of $1.36 per option. In the first half of fiscal 2018, the Company granted 254,900 share option awards with a weighted-average grant-date fair value of $1.23 per option.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	362,310	$7.51
Granted	243,800	4.07
Exercised	—	—
Forfeited or Expired	(81,885)	6.76
Outstanding at June 30, 2019	524,225	$6.03	8.70	$—
Exercisable at June 30, 2019	107,849	$10.00	6.62	$—
Vested and Expected to Vest at June 30, 2019	512,004	$6.06	8.68	$—

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $1.95 as of June 30, 2019, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Risk-free interest rate	—	2.9%	2.6%	2.6%
Expected term	—	5.1 years	5.7 years	5.1 years
Expected volatility	—	48.0%	53.0%	48.0%
Expected dividend yield	—	7.5%	4.9%	9.5%

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

As of June 30, 2019, there was $0.5 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.2 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares, including any dividend reinvestments, will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first half of fiscal 2019 and 2018 was $0.6 million and $1.0 million, respectively. The total fair value of nonvested share unit awards which vested during the first half of fiscal 2019 and 2018 was $0.2 million and $0.3 million, respectively.

The Company granted 308,584 and 213,062 nonvested share awards in the first half of fiscal 2019 and 2018, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2019 and 2018 was $3.34 and $6.99, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	434,292	$10.42
Granted	308,584	3.34
Vested	(171,172)	11.00
Forfeited	(18,655)	8.00
Balance at June 30, 2019	553,049	$6.37

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2019, the Company withheld 59,094 common shares with a total value of $0.2 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

The Company granted 72,464 and 34,884 nonvested share unit awards in the first half of fiscal 2019 and 2018, respectively. The weighted-average grant date fair value per share unit of the Company’s nonvested share unit awards granted in the first half of fiscal 2019 and 2018 was $2.07 and $8.60, respectively.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	26,163	$7.81
Granted	72,464	2.07
Vested	(17,442)	8.60
Forfeited	(8,721)	8.60
Balance at June 30, 2019	72,464	$2.07

As of June 30, 2019, there was $3.0 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.6 and 0.9 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

On July 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on September 13, 2019 to stockholders of record as of August 30, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Big 5 Sporting Goods Corporation
El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of June 30, 2019, the related condensed consolidated statements of operations and of stockholders’ equity for the fiscal 13 and 26 week periods ended June 30, 2019 and July 1, 2018, and of cash flows for the fiscal 26 week periods ended June 30, 2019 and July 1, 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

July 31, 2019

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

Overview

We are a leading sporting goods retailer in the western United States, operating 434 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of June 30, 2019. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Beginning stores	433	435	436	435
New stores opened	1	2	1	2
Relocated stores opened	—	—	—	—
Stores closed	—	(1)	(3)	(1)
Relocated stores closed	—	(1)	—	(1)
Ending stores	434	435	434	435

For fiscal 2019, we anticipate opening four new stores and closing five stores.

Executive Summary

Our net income of $28,000 for the second quarter of fiscal 2019 compared to a net loss of $0.2 million for the second quarter of fiscal 2018 primarily reflected the favorable impact of lower selling and administrative expense and higher net sales, partially offset by the impact of lower merchandise margins and reduced distribution costs capitalized into inventory. Same store sales increased 0.7% for the 13 weeks ended June 30, 2019, versus the comparable 13-week period in the prior year. This increase in same store sales compares to a 2.1% decrease in same store sales for the second quarter of fiscal 2018.

•

Net sales for the second quarter of fiscal 2019 increased 0.4% to $241.0 million compared to $240.0 million for the second quarter of fiscal 2018. The increase in net sales was primarily attributable to an increase in same store sales and added sales from new stores opened since April 1, 2018, partially offset by a reduction in sales from closed stores. Same store sales increased for our major merchandise category of hardgoods, partially offset by decreased same store sales for our footwear and apparel categories.

•

Gross profit for the second quarter of fiscal 2019 represented 30.3% of net sales, compared with 31.4% in the second quarter of the prior year. The decrease in gross profit margin resulted mainly from lower merchandise margins and lower distribution costs capitalized into inventory.

•

Selling and administrative expense for the second quarter of fiscal 2019 decreased 3.3% to $72.2 million, or 30.0% of net sales, compared to $74.7 million, or 31.1% of net sales, for the second quarter of fiscal 2018. The decrease in selling and administrative expense was primarily attributable to a favorable settlement related to the termination of a software contract, lower print advertising expense and lower employee benefit-related expense.

•

Net income for the second quarter of fiscal 2019 was $28,000, or $0.00 per diluted share, compared to a net loss of $0.2 million, or $0.01 per share, for the second quarter of fiscal 2018. The higher earnings were driven primarily by lower selling and administrative expense and higher net sales, partially offset by the impact of lower merchandise margins and reduced distribution costs capitalized into inventory.

•

Operating cash flow for the first half of fiscal 2019 was a positive $5.6 million compared to operating cash flow in the first half of fiscal 2018 of a negative $21.9 million, due primarily to reduced funding of merchandise inventory and increased net income.

•	Capital expenditures for the first half of fiscal 2019 decreased to $4.0 million from $5.2 million for the first half of fiscal 2018.
•	Borrowings under our revolving credit facility were $62.4 million as of June 30, 2019, compared with $90.7 million as of July 1, 2018 and $65.0 million as of December 30, 2018.
•	We paid cash dividends in the first half of fiscal 2019 of $2.3 million, or $0.10 per share, compared with $6.5 million, or $0.30 per share, in the first half of fiscal 2018.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 weeks ended June 30, 2019 Compared to 13 Weeks Ended July 1, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 30, 2019		July 1, 2018
	(Dollars in thousands)
Net sales	$240,965	100.0%	$239,951	100.0%
Cost of sales (1)	167,848	69.7	164,680	68.6
Gross profit	73,117	30.3	75,271	31.4
Selling and administrative expense (2)	72,179	30.0	74,656	31.1
Operating income	938	0.3	615	0.3
Interest expense	738	0.3	793	0.3
Income (loss) before income taxes	200	0.0	(178)	(0.0)
Income tax expense	172	0.0	70	0.0
Net income (loss)	$28	0.0%	$(248)	(0.0)%

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

Net Sales. Net sales increased by $1.0 million, or 0.4%, to $241.0 million in the second quarter of fiscal 2019 from $240.0 million in the second quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $1.7 million, or 0.7%, for the 13 weeks ended June 30, 2019, versus the comparable 13-week period in the prior year, primarily reflecting increased sales for our major merchandise category of hardgoods that were largely attributable to higher sales of ammunition products, partially offset by decreases in same store sales for our footwear and apparel categories. The increase in same store sales compares to a 2.1% decrease in same store sales for the second quarter of fiscal 2018. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period and sales from e-commerce. Same store sales comparisons exclude sales from stores closed during the comparable periods. Sales from e-commerce in the second quarter of fiscal 2019 and 2018 were not material.

•	A reduction in sales from closed stores was largely offset by added sales from new stores opened since April 1, 2018.

•	We experienced a higher average sale per transaction and decreased customer transactions in the second quarter of fiscal 2019 compared to the same period last year.
•

Net and same store sales comparisons year over year reflected the unfavorable impact of a calendar shift related to the Easter holiday, when our stores are closed, into the second quarter of fiscal 2019 from the first quarter of fiscal 2018.

Gross Profit. Gross profit decreased by $2.2 million, or 2.9%, to $73.1 million, or 30.3% of net sales, in the 13 weeks ended June 30, 2019, from $75.3 million, or 31.4% of net sales, in the 13 weeks ended July 1, 2018. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 80 basis points compared with the second quarter of last year when merchandise margins increased by a favorable 42 basis points. The decrease primarily reflects a shift in sales mix towards lower-margin ammunition products.

•

Distribution expense, including costs capitalized into inventory, increased by $0.9 million, or an unfavorable 35 basis points, in the second quarter of fiscal 2019 compared to the prior year. The increase primarily reflected lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the second quarter of last year.

•	Store occupancy expense increased by $0.1 million, or an unfavorable 1 basis point, year over year in the second quarter of fiscal 2019.
•	Net sales increased by $1.0 million, or 0.4%, compared with the second quarter of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $2.5 million to $72.2 million, or 30.0% of net sales, in the 13 weeks ended June 30, 2019 from $74.7 million, or 31.1% of net sales, in the second quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Administrative expense decreased by $1.1 million, primarily attributable to a favorable settlement related to the termination of a software contract.
•	Advertising expense decreased by $0.8 million due mainly to lower newspaper advertising.
•

Store-related expense, excluding occupancy, decreased by $0.6 million due primarily to reductions in certain employee benefit-related expenses such as health and welfare expense, partially offset by increased employee labor expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases. We estimate that the impact of the California state-wide minimum wage rate increase of $1.00 per hour effective in January 2019, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.6 million for the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018.

Interest Expense. Interest expense decreased by $0.1 million in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Interest expense reflects a decrease in average debt levels of $23.9 million to $59.1 million in the second quarter of fiscal 2019 from $83.0 million in the second quarter of fiscal 2018, partially offset by an increase in average interest rates of approximately 60 basis points to 3.9% in the second quarter of fiscal 2019 from 3.3% in the second quarter of fiscal 2018.

Income Taxes. The provision for income taxes increased to $0.2 million for the second quarter of fiscal 2019 from $0.1 million for the second quarter of fiscal 2018. The income tax provision for the second quarter of fiscal 2019 reflected write-offs of deferred tax assets related to share-based compensation of $0.1 million, and the provision for income taxes for the second quarter of fiscal 2018 reflected lower-than-anticipated income for the period.

26 weeks ended June 30, 2019 Compared to 26 Weeks Ended July 1, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 30, 2019		July 1, 2018
	(Dollars in thousands)
Net sales	$486,251	100.0%	$474,129	100.0%
Cost of sales (1)	337,258	69.4	326,132	68.8
Gross profit	148,993	30.6	147,997	31.2
Selling and administrative expense (2)	144,790	29.8	148,144	31.2
Operating income (loss)	4,203	0.8	(147)	0.0
Interest expense	1,514	0.3	1,449	0.3
Income (loss) before income taxes	2,689	0.5	(1,596)	(0.3)
Income tax expense (benefit)	997	0.2	(39)	0.0
Net income (loss)	$1,692	0.3%	$(1,557)	(0.3)%

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

Net Sales. Net sales increased by $12.2 million, or 2.6%, to $486.3 million in the first half of fiscal 2019 from $474.1 million in the first half of last year. The change in net sales reflected the following:

•

Same store sales increased by $12.4 million, or 2.7%, for the 26 weeks ended June 30, 2019, versus the comparable 26-week period in the prior year, primarily reflecting increased sales for our major merchandise categories of apparel and hardgoods, partially offset by a decrease in same store sales for our footwear category. Same store sales in the first half of fiscal 2019 reflected higher sales of winter-related products as a result of favorable cold weather conditions experienced in most of our markets in the winter months of fiscal 2019 in contrast to the unseasonably dry and warm weather conditions experienced in the prior year, as well as higher sales of ammunition products in the second quarter of fiscal 2019. The increase in same store sales compares to a 4.9% decrease in same store sales for the first half of fiscal 2018. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period and sales from e-commerce. Same store sales comparisons exclude sales from stores closed during the comparable periods. Sales from e-commerce in the first half of fiscal 2019 and 2018 were not material.

•	We experienced increased customer transactions and a higher average sale per transaction in the first half of fiscal 2019 compared to the same period last year.
•	A reduction in sales from closed stores was offset by added sales from new stores opened since December 31, 2017.

Gross Profit. Gross profit increased by $1.0 million, or 0.7%, to $149.0 million, or 30.6% of net sales, in the 26 weeks ended June 30, 2019, from $148.0 million, or 31.2% of net sales, in the 26 weeks ended July 1, 2018. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $12.2 million, or 2.6%, compared with the first half of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 39 basis points compared with the first half of last year when merchandise margins decreased by an unfavorable 9 basis points. The decrease primarily reflects a shift in sales mix towards lower-margin ammunition products in the second quarter of fiscal 2019, partially offset by increased sales of higher-margin winter-related products in the first quarter of fiscal 2019.

•

Distribution expense, including costs capitalized into inventory, increased by $2.7 million, or an unfavorable 45 basis points, in the first half of fiscal 2019 compared to the prior year. The increase primarily reflected lower distribution costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the first half of last year.

•	Store occupancy expense increased by $0.3 million year over year in the first half of fiscal 2019. Store occupancy expense decreased by a favorable 19 basis points as a percentage of net sales.

Selling and Administrative Expense. Selling and administrative expense decreased by $3.3 million to $144.8 million, or 29.8% of net sales, in the 26 weeks ended June 30, 2019 from $148.1 million, or 31.2% of net sales, in the first half last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $2.5 million due mainly to lower newspaper advertising.
•	Administrative expense decreased by $1.2 million, primarily attributable to a favorable settlement related to the termination of a software contract.
•

Store-related expense, excluding occupancy, increased by $0.3 million due primarily to increased employee labor expense and higher payment card fees reflecting higher sales volume versus the prior year, partially offset by reductions in certain employee benefit-related expenses such as health and welfare expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases. We estimate that the impact of the California state-wide minimum wage rate increase of $1.00 per hour effective in January 2019, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $1.2 million for the first half of fiscal 2019 compared with the same period last year.

Interest Expense. Interest expense increased by $0.1 million in the first half of fiscal 2019 compared to the first half of fiscal 2018. Interest expense reflects an increase in average interest rates of approximately 80 basis points to 4.0% in the first half of fiscal 2019 from 3.2% in the first half of fiscal 2018, largely offset by a decrease in average debt levels of $17.7 million to $58.1 million in the first half of fiscal 2019 from $75.8 million in the first half of fiscal 2018.

Income Taxes. The provision for income taxes increased to an expense of $1.0 million for the first half of fiscal 2019 from a benefit of $39,000 for the first half of fiscal 2018, primarily reflecting higher pre-tax income in the first half of fiscal 2019 compared to a pre-tax loss in the first half of fiscal 2018. Our effective tax rate was 37.1% for the first half of fiscal 2019 and 2.4% for the first half of fiscal 2018, reflecting write-offs of deferred tax assets related to share-based compensation of $0.4 million and $0.2 million, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of June 30, 2019, we had $6.6 million of cash compared with $5.9 million as of July 1, 2018. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,626	$(21,880)
Investing activities	(3,956)	(5,160)
Financing activities	(1,841)	25,768
Net decrease in cash	$(171)	$(1,272)

Operating Activities. Operating cash flows for the first half of fiscal 2019 and 2018 were a positive $5.6 million and a negative $21.9 million, respectively. The increased cash flow from operating activities for the first half of fiscal 2019 compared to the same period last year primarily reflects reduced funding of merchandise inventory and increased net income.

Investing Activities. Net cash used in investing activities for the first half of fiscal 2019 and 2018 was $4.0 million and $5.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods include store-related remodeling, distribution center investments, new store investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first half of fiscal 2019 and 2018 were a negative $1.8 million and a positive $25.8 million, respectively. For the first half of fiscal 2019, net cash was used primarily to pay down borrowings under our revolving credit facility and to fund dividend payments. For the first half of fiscal 2018, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments.

As of June 30, 2019, we had revolving credit borrowings of $62.4 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $90.7 million and letter of credit commitments of $0.4 million outstanding as of July 1, 2018 and revolving credit borrowings of $65.0 million and letter of credit commitments of $0.5 million outstanding as of December 30, 2018. Our lower debt levels as of June 30, 2019 compared with July 1, 2018 largely reflect higher net sales and lower merchandise inventory, including the timing of payments, in the first half of fiscal 2019.

In each of the first three quarters of fiscal 2018 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock, and in the fourth quarter of fiscal 2018, and in each of the first two quarters of fiscal 2019 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. On July 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on September 13, 2019 to stockholders of record as of August 30, 2019.

We did not repurchase any shares of common stock in the first half of fiscal 2019 pursuant to our current share repurchase program. In the first half of fiscal 2018, we repurchased 75,748 shares of common stock for $0.4 million pursuant to that program. Since the inception of our initial share repurchase program in May 2006 through June 30, 2019, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

Generally, we may designate specific borrowings under the Credit Facility as either base rate loans or LIBO rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Loan Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as LIBO rate loans bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within Wells Fargo as its “prime rate.” The applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

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

As of June 30, 2019, we had long-term revolving credit borrowings of $62.4 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $65.0 million and letter of credit commitments of $0.5 million as of December 30, 2018. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $77.1 million and $74.5 million as of June 30, 2019 and December 30, 2018, respectively.

Future Capital Requirements. We had cash on hand of $6.6 million as of June 30, 2019. We expect capital expenditures for fiscal 2019, excluding non-cash acquisitions, to range from approximately $9.0 million to $13.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2019, we anticipate opening four new stores and closing five stores.

We currently pay quarterly cash dividends, subject to declaration by our Board of Directors. On July 25, 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on September 13, 2019 to stockholders of record as of August 30, 2019.

As of June 30, 2019, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first half of fiscal 2019, our revolving credit borrowings decreased by $2.6 million from the end of fiscal 2018. Our lower debt levels in fiscal 2019 compared with the prior year end largely reflect our higher sales in fiscal 2019.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended June 30, 2019.

Operating Lease Liabilities

We adopted Accounting Standards Codification (“ASC”) 842, Leases, as of December 31, 2018, coinciding with the standard’s effective date.

We have operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware and distribution center delivery tractors. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate (“IBR”) to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis, and which we adjust quarterly with a yield curve that approximates our market risk profile.

Our adoption of ASC 842 resulted in the initial recognition of operating lease liabilities of $279.7 million as of December 31, 2018.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results. Seasonality in our net sales influences our buying patterns which directly impacts our merchandise inventory and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful. In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the consumer demand for our products generally or for our product mix in advance of a season, particularly the fourth quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly during the fourth quarter, can negatively impact our annual operating results.

In fiscal 2018, and during the first half of fiscal 2019, the impact of inflation and tariffs on products we purchase was minimal. We have evolved our product mix to include more branded merchandise which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation or tariffs had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2019, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2019, the Company issued a total of 72,464 nonvested share awards and 72,464 nonvested share unit awards to its independent directors, pursuant to the Company’s equity compensation program for independent directors. The nonvested share awards and nonvested share unit awards were issued in consideration of services provided by the independent directors. The Company relied upon Section 4(2) of the Securities Act of 1933 for the sale of the securities described above. Each of the directors is an accredited investor who is familiar with the operations and financial results of the Company and understands the risks of acquiring securities in the Company and the securities will be “restricted securities” in the hands of the directors.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

10.1	Form of Stock Option Agreement and Stock Option Grant Notice for use with 2019 Equity Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement and Restricted Stock Grant Notice for use with 2019 Equity Incentive Plan. (1)

10.3	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice for use with 2019 Equity Incentive Plan. (1)

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (1)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (1)

32.1	Section 1350 Certification of Chief Executive Officer. (1)

32.2	Section 1350 Certification of Chief Financial Officer. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (1)

101.LAB	XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: July 31, 2019	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 31, 2019	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)