Form 10-Q
period 2019-09-29
BIG 5 SPORTING GOODS Corp
filed 2019-10-30
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

There were 21,671,686 shares of common stock, with a par value of $0.01 per share outstanding as of October 22, 2019.

BIG 5 SPORTING GOODS CORPORATION

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2019 and December 30, 2018	3
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	20
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4	Mine Safety Disclosures	31
Item 5	Other Information	31
Item 6	Exhibits	31

SIGNATURES		32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$5,042	$6,765
Accounts receivable, net of allowances of $34 and $28, respectively	10,332	14,184
Merchandise inventories, net	310,514	294,900
Prepaid expenses	8,395	9,224
Total current assets	334,283	325,073
Operating lease right-of-use assets, net	270,363	—
Property and equipment, net	70,524	76,488
Deferred income taxes	13,930	14,543
Other assets, net of accumulated amortization of $1,968 and $1,772, respectively	3,725	3,457
Total assets	$692,825	$419,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,375	$80,613
Accrued expenses	59,653	67,659
Current portion of operating lease liabilities	66,673	—
Current portion of finance lease liabilities	2,546	2,322
Total current liabilities	219,247	150,594
Operating lease liabilities, less current portion	219,474	—
Finance lease liabilities, less current portion	4,710	4,823
Long-term debt	60,642	65,000
Deferred rent, less current portion	—	14,615
Other long-term liabilities	8,108	9,668
Total liabilities	512,181	244,700
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,321,899 and 25,074,307 shares, respectively; outstanding 21,671,686 and 21,424,094 shares, respectively	253	250
Additional paid-in capital	119,602	118,351
Retained earnings	103,316	98,787
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	180,644	174,861
Total liabilities and stockholders' equity	$692,825	$419,561

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$266,150	$266,351	$752,401	$740,480
Cost of sales	180,158	183,852	517,416	509,984
Gross profit	85,992	82,499	234,985	230,496
Selling and administrative expense	76,886	77,680	221,676	225,824
Operating income	9,106	4,819	13,309	4,672
Interest expense	683	860	2,197	2,309
Income before taxes	8,423	3,959	11,112	2,363
Income tax expense	2,026	844	3,023	805
Net income	$6,397	$3,115	$8,089	$1,558
Earnings per share:
Basic	$0.30	$0.15	$0.38	$0.07
Diluted	$0.30	$0.15	$0.38	$0.07
Weighted-average shares of common stock outstanding:
Basic	21,132	20,990	21,093	20,972
Diluted	21,154	21,000	21,125	21,021

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended September 29, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of June 30, 2019	21,684,601	$253	$119,145	$97,996	$(42,527)	$174,867
Net income	—	—	—	6,397	—	6,397
Dividends on common stock ($0.05 per share)	—	—	—	(1,077)	—	(1,077)
Share-based compensation	—	—	457	—	—	457
Forfeiture of nonvested share awards	(12,915)	—	—	—	—	—
Balance as of September 29, 2019	21,671,686	$253	$119,602	$103,316	$(42,527)	$180,644

	13 Weeks Ended September 30, 2018
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of July 1, 2018	21,431,124	$250	$117,323	$105,042	$(42,527)	$180,088
Net income	—	—	—	3,115	—	3,115
Dividends on common stock ($0.15 per share)	—	—	—	(3,213)	—	(3,213)
Share-based compensation	—	—	540	—	—	540
Forfeiture of nonvested share awards	(2,850)	—	—	—	—	—
Balance as of September 30, 2018	21,428,274	$250	$117,863	$104,944	$(42,527)	$180,530

	39 Weeks Ended September 29, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	8,089	—	8,089
Dividends on common stock ($0.15 per share)	—	—	—	(3,221)	—	(3,221)
Issuance of nonvested share awards	338,256	4	(4)	—	—	—
Share-based compensation	—	—	1,475	—	—	1,475
Forfeiture of nonvested share awards	(31,570)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of September 29, 2019	21,671,686	$253	$119,602	$103,316	$(42,527)	$180,644

	39 Weeks Ended September 30, 2018
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2017	21,345,159	$249	$116,495	$112,424	$(42,099)	$187,069
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	575	—	575
Net income	—	—	—	1,558	—	1,558
Dividends on common stock ($0.45 per share)	—	—	—	(9,613)	—	(9,613)
Issuance of nonvested share awards	213,062	2	(2)	—	—	—
Exercise of share option awards	6,564	—	31	—	—	31
Share-based compensation	—	—	1,704	—	—	1,704
Forfeiture of nonvested share awards	(7,420)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of September 30, 2018	21,428,274	$250	$117,863	$104,944	$(42,527)	$180,530

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$8,089	$1,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,630	14,374
Share-based compensation	1,475	1,704
Amortization of other assets	195	141
ROU asset gain on disposal	(110)	—
Noncash lease expense	45,439	—
Deferred income taxes	735	659
Changes in operating assets and liabilities:
Accounts receivable, net	4,152	1,404
Merchandise inventories, net	(15,614)	(932)
Prepaid expenses and other assets	118	381
Accounts payable	8,969	(18,029)
Operating lease liabilities	(46,721)	—
Accrued expenses and other long-term liabilities	(7,705)	(9,319)
Net cash provided by (used in) operating activities	13,652	(8,059)

Cash flows from investing activities:
Purchases of property and equipment	(6,128)	(8,448)
Net cash used in investing activities	(6,128)	(8,448)

Cash flows from financing activities:
Borrowings under revolving credit facility	135,950	167,213
Payments under revolving credit facility	(140,308)	(128,690)
Changes in book overdraft	548	(12,382)
Principal payments under finance lease liabilities	(1,874)	(1,413)
Proceeds from exercise of share option awards	—	31
Purchases of treasury stock	—	(428)
Tax withholding payments for share-based compensation	(221)	(366)
Dividends paid	(3,342)	(9,610)
Net cash (used in) provided by financing activities	(9,247)	14,355

Net decrease in cash	(1,723)	(2,152)

Cash at beginning of period	6,765	7,170

Cash at end of period	$5,042	$5,018

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$2,093	$4,146
Property and equipment additions unpaid	$1,583	$2,036
Supplemental disclosures of cash flow information:
Interest paid	$2,150	$2,130
Income taxes paid	$725	$20

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 433 stores and an e-commerce platform as of September 29, 2019. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Hardgoods	$145,974	$145,822	$383,193	$379,288
Athletic and sport footwear	73,277	74,128	208,902	210,679
Athletic and sport apparel	45,466	45,111	155,931	146,147
Other sales	1,433	1,290	4,375	4,366
Net sales	$266,150	$266,351	$752,401	$740,480

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

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

The Company recognized $1.5 million and $5.2 million in stored-value card redemption revenue for the 13 and 39 weeks ended September 29, 2019, respectively, compared to $1.6 million and $5.5 million in stored-value card redemption revenue for the 13 and 39 weeks ended September 30, 2018, respectively. The Company also recognized $0.1 million and $0.3 million in stored-value card breakage revenue for the 13 and 39 weeks ended September 29, 2019, respectively, and for the 13 and 39 weeks ended September 30, 2018, respectively. The Company had outstanding stored-value card liabilities of $5.8 million and $7.0 million as of September 29, 2019 and December 30, 2018, respectively, which are included in accrued expenses. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.8 million and $1.4 million related to estimated sales returns as of September 29, 2019 and December 30, 2018, respectively, and the Company recorded, as accrued expense, an allowance for sales returns reserve of $1.6 million and $2.6 million as of September 29, 2019 and December 30, 2018, respectively.

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

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. Each store typically requires net investments of approximately $0.5 million, excluding ROU assets, in long-lived assets to be held and used, subject to recoverability testing. The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the asset group exceeds its fair value, determined using discounted cash flow valuation techniques and an evaluation of current market value rentals for ROU assets associated with the asset group, as contemplated in ASC 820, Fair Value Measurements.

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

The Company did not recognize any impairment charges in the first nine months of fiscal 2019 or 2018.

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

As of September 29, 2019 and December 30, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820.

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	September 29, 2019	December 30, 2018
	(In thousands)
Payroll and related expense	$20,965	$22,348
Occupancy expense	9,734	11,220
Sales tax	7,371	10,198
Other	21,583	23,893
Accrued expenses	$59,653	$67,659

(5)	Leases

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

In the first nine months of fiscal 2019, the Company recorded a non-cash increase of $52.9 million to ROU assets and operating lease liabilities resulting primarily from lease reassessments.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the fourth quarter of fiscal 2016, the Company entered into an assignment agreement for a certain store lease. In consideration for the assignment, the Company received an assignment fee of $4.3 million. The assignment is accounted for as a sublease arrangement and the assignment fee has been deferred into accrued expenses and other long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheets. The remaining balance of this deferred lease revenue as of the end of the third quarter of fiscal 2019 was $1.2 million, and $0.9 million per year will be recognized ratably into revenue over the remaining lease term of approximately 15 months.

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended	39 Weeks Ended
	September 29, 2019	September 29, 2019
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$618	$2,002
Interest on lease liabilities	91	286
Finance lease expense	709	2,288
Operating lease expense	20,254	60,079
Variable lease expense	39	218
Sublease income	(373)	(1,018)
Total lease expense	$20,629	$61,567

In accordance with ASC 842, other information related to leases was as follows:

39 Weeks Ended
September 29, 2019
(In thousands)
Operating cash flows from operating leases	$61,569
Operating cash flows from finance leases	286
Financing cash flows from finance leases	1,874
Cash paid for amounts included in the measurement of lease liabilities	$63,729

Right-of-use assets obtained in exchange for new finance lease liabilities	$2,129
Right-of-use assets obtained in exchange for new operating lease liabilities	$52,913

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of September 29, 2019 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2019	$735	$21,613
2020	2,922	87,411
2021	1,973	64,936
2022	1,525	52,048
2023	724	37,574
Thereafter	—	75,207
Undiscounted cash flows	$7,879	$338,789
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.2 years	5.3 years
Weighted-average discount rate	4.8%	6.4%
Present values	$7,256	$286,147
Lease liabilities - current	2,546	66,673
Lease liabilities - long-term	4,710	219,474
Lease liabilities - total	$7,256	$286,147
Difference between undiscounted and discounted cash flows	$623	$52,642

In accordance with ASC 840, rent expense for operating leases consisted of the following:

	13 Weeks Ended	39 Weeks Ended
	September 30, 2018	September 30, 2018
	(In thousands)
Rent expense	$19,261	$57,988
Contingent rent	24	226
Total rent expense	$19,285	$58,214

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of December 30, 2018 were as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2019	$2,668	$81,876	$84,544
2020	2,179	70,657	72,836
2021	1,472	54,863	56,335
2022	1,057	42,267	43,324
2023	539	31,241	31,780
Thereafter	—	54,386	54,386
Total minimum lease payments (1)	7,915	$335,290	$343,205
Imputed interest	(770)
Present value of minimum lease payments	$7,145

(1)	Minimum lease payments have not been reduced by sublease rentals of $0.3 million due in the future under non-cancelable subleases.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Long-Term Debt

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of September 29, 2019, the Company had long-term revolving credit borrowings of $60.6 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $65.0 million and letter of credit commitments of $0.5 million as of December 30, 2018. Total remaining borrowing availability, after subtracting letters of credit, was $78.8 million and $74.5 million as of September 29, 2019 and December 30, 2018, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of September 29, 2019 and December 30, 2018, the Company had a valuation allowance for deferred income tax assets of $1.2 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2016 and after, and state and local income tax returns are open for fiscal years 2014 and after.

The provision for income taxes for the 39 weeks ended September 29, 2019 and September 30, 2018 reflects the write-off of deferred tax assets of $0.4 million and $0.2 million, respectively, related to share-based compensation. The provision for income taxes for the current fiscal year was reduced by $0.6 million in Work Opportunity Tax Credits.

As of September 29, 2019 and December 30, 2018, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of September 29, 2019 and December 30, 2018, the Company had no accrued interest or penalties.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per share data)
Net income	$6,397	$3,115	$8,089	$1,558
Weighted-average shares of common stock outstanding:
Basic	21,132	20,990	21,093	20,972
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	22	10	32	49
Diluted	21,154	21,000	21,125	21,021
Basic earnings per share	$0.30	$0.15	$0.38	$0.07
Diluted earnings per share	$0.30	$0.15	$0.38	$0.07
Antidilutive share option awards excluded from diluted calculation	520	316	493	268
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	471	466	456	239

The computation of diluted earnings per share for all periods presented excludes share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. Additionally, the computation of diluted earnings per share for all periods presented excludes nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(9)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of September 29, 2019, 3,565,496 shares remained available for future grant under the 2019 Plan, which includes an authorized increase of 3,300,000 shares from the amount available under the 2007 Plan as previously in effect.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.5 million in share-based compensation expense for the 13 and 39 weeks ended September 29, 2019, respectively, compared to $0.5 million and $1.7 million in share-based compensation expense for the 13 and 39 weeks ended September 30, 2018, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first nine months of fiscal 2019, the Company granted 253,800 share option awards with a weighted-average grant-date fair value of $1.33 per option. In the first nine months of fiscal 2018, the Company granted 254,900 share option awards with a weighted-average grant-date fair value of $1.23 per option.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	362,310	$7.51
Granted	253,800	3.99
Forfeited or Expired	(93,910)	6.57
Outstanding at September 29, 2019	522,200	$5.97	8.49	$3,900
Exercisable at September 29, 2019	108,050	$9.97	6.51	$—
Vested and Expected to Vest at September 29, 2019	511,511	$5.99	8.48	$3,817

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $2.30 as of September 29, 2019, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Risk-free interest rate	1.5%	—	2.5%	2.6%
Expected term	5.7 years	—	5.7 years	5.1 years
Expected volatility	53.0%	—	53.0%	48.0%
Expected dividend yield	10.3%	—	5.1%	9.5%

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

As of September 29, 2019, there was $0.4 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.0 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards are delivered to the recipient upon their vesting. With respect to nonvested share unit awards, vested shares, including any dividend reinvestments, will be delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated. The total fair value of nonvested share awards which vested during the first nine months of fiscal 2019 and 2018 was $0.6 million and $1.0 million, respectively. The total fair value of nonvested share unit awards which vested during the first nine months of fiscal 2019 and 2018 was $0.2 million and $0.3 million, respectively.

The Company granted 308,584 and 213,062 nonvested share awards in the first nine months of fiscal 2019 and 2018, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first nine months of fiscal 2019 and 2018 was $3.34 and $6.99, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	434,292	$10.42
Granted	308,584	3.34
Vested	(171,172)	11.00
Forfeited	(31,570)	7.77
Balance at September 29, 2019	540,134	$6.35

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first nine months of fiscal 2019, the Company withheld 59,094 common shares with a total value of $0.2 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

The Company granted 72,464 and 34,884 nonvested share unit awards in the first nine months of fiscal 2019 and 2018, respectively. The weighted-average grant date fair value per share unit of the Company’s nonvested share unit awards granted in the first nine months of fiscal 2019 and 2018 was $2.07 and $8.60, respectively.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	26,163	$7.81
Granted	72,464	2.07
Vested	(17,442)	8.60
Forfeited	(8,721)	8.60
Balance at September 29, 2019	72,464	$1.79

As of September 29, 2019, there was $2.5 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.4 and 0.7 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

On October 24, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 13, 2019 to stockholders of record as of November 29, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Big 5 Sporting Goods Corporation
El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of September 29, 2019, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13 and 39 week periods ended September 29, 2019 and September 30, 2018, and of cash flows for the fiscal 39 week periods ended September 29, 2019 and September 30, 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

October 30, 2019

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

Overview

We are a leading sporting goods retailer in the western United States, operating 433 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of September 29, 2019. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Beginning stores	434	435	436	435
New stores opened	—	1	1	3
Relocated stores opened	—	—	—	—
Stores closed	(1)	—	(4)	(1)
Relocated stores closed	—	—	—	(1)
Ending stores	433	436	433	436

For fiscal 2019, we anticipate opening three new stores and closing five stores.

Executive Summary

Our net income increased to $6.4 million for the third quarter of fiscal 2019 from net income of $3.1 million for the third quarter of fiscal 2018 primarily reflecting higher merchandise margins, a favorable impact from costs capitalized into inventory and lower selling and administrative expense. Same store sales increased 0.3% for the 13 weeks ended September 29, 2019, versus the comparable 13-week period in the prior year. This increase in same store sales compares to a 2.0% decrease in same store sales for the third quarter of fiscal 2018.

•

Net sales for the third quarter of fiscal 2019 decreased 0.1% to $266.2 million compared to $266.4 million for the third quarter of fiscal 2018. The decrease in net sales was primarily attributable to a reduction in sales from closed stores, including lower sales for a store temporarily closed due to a fire, partially offset by added sales from new stores opened since July 1, 2018 and an increase in same store sales. Same store sales increased for our major merchandise categories of apparel and hardgoods, partially offset by decreased same store sales for our footwear category.

•

Gross profit for the third quarter of fiscal 2019 represented 32.3% of net sales, compared with 31.0% in the third quarter of the prior year. The increase in gross profit margin resulted mainly from higher merchandise margins and a favorable impact from costs capitalized into inventory, partially offset by higher store occupancy expense as a percentage of net sales.

•

Selling and administrative expense for the third quarter of fiscal 2019 decreased 1.0% to $76.9 million, or 28.9% of net sales, compared to $77.7 million, or 29.2% of net sales, for the third quarter of fiscal 2018. The decrease in selling and administrative expense was primarily attributable to lower print advertising expense.

•

Net income for the third quarter of fiscal 2019 was $6.4 million, or $0.30 per diluted share, compared to net income of $3.1 million, or $0.15 per diluted share, for the third quarter of fiscal 2018. The higher earnings were driven primarily by higher merchandise margins, a favorable impact from costs capitalized into inventory and lower selling and administrative expense.

•

Operating cash flow for the first nine months of fiscal 2019 was a positive $13.7 million compared to operating cash flow in the first nine months of fiscal 2018 of a negative $8.1 million, due primarily to reduced funding of merchandise inventory and increased net income.

•	Capital expenditures for the first nine months of fiscal 2019 decreased to $6.1 million from $8.4 million for the first nine months of fiscal 2018.
•	Borrowings under our revolving credit facility were $60.6 million as of September 29, 2019, compared with $83.5 million as of September 30, 2018 and $65.0 million as of December 30, 2018.
•	We paid cash dividends in the first nine months of fiscal 2019 of $3.3 million, or $0.15 per share, compared with $9.6 million, or $0.45 per share, in the first nine months of fiscal 2018.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 29, 2019 Compared to 13 Weeks Ended September 30, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 29, 2019		September 30, 2018
	(Dollars in thousands)
Net sales	$266,150	100.0%	$266,351	100.0%
Cost of sales (1)	180,158	67.7	183,852	69.0
Gross profit	85,992	32.3	82,499	31.0
Selling and administrative expense (2)	76,886	28.9	77,680	29.2
Operating income	9,106	3.4	4,819	1.8
Interest expense	683	0.3	860	0.3
Income before income taxes	8,423	3.1	3,959	1.5
Income tax expense	2,026	0.7	844	0.3
Net income	$6,397	2.4%	$3,115	1.2%

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

Net Sales. Net sales decreased by $0.2 million, or 0.1%, to $266.2 million in the third quarter of fiscal 2019 from $266.4 million in the third quarter last year. The change in net sales reflected the following:

•	A reduction in sales from closed stores, including lower sales for a store temporarily closed due to a fire, was partially offset by added sales from new stores opened since July 1, 2018.
•

Same store sales increased by $0.8 million, or 0.3%, for the 13 weeks ended September 29, 2019, versus the comparable 13-week period in the prior year, primarily reflecting increased sales for our major merchandise categories of apparel and hardgoods, partially offset by a decrease in same store sales for our footwear category. The increase in same store sales compares to a 2.0% decrease in same store sales for the third quarter of fiscal 2018. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period and sales from e-commerce. Same store sales comparisons exclude sales from stores closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the third quarter of fiscal 2019 and 2018 were not material.

•	We experienced decreased customer transactions and a higher average sale per transaction in the third quarter of fiscal 2019 compared to the same period last year.

Gross Profit. Gross profit increased by $3.5 million, or 4.2%, to $86.0 million, or 32.3% of net sales, in the 13 weeks ended September 29, 2019, from $82.5 million, or 31.0% of net sales, in the 13 weeks ended September 30, 2018. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 94 basis points compared with the third quarter of last year when merchandise margins decreased by an unfavorable 10 basis points. The increase primarily reflects a shift in sales mix towards higher-margin products and a decrease in promotional activities.

•

Distribution expense, including costs capitalized into inventory, decreased by $2.1 million, or a favorable 78 basis points, in the third quarter of fiscal 2019 compared to the prior year. The decrease primarily reflected a reduced provision for costs capitalized into inventory compared with the third quarter of last year.

•	Store occupancy expense increased by $0.6 million, or an unfavorable 24 basis points, year over year in the third quarter of fiscal 2019.
•	Net sales decreased by $0.2 million, or 0.1%, compared with the third quarter of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.8 million to $76.9 million, or 28.9% of net sales, in the 13 weeks ended September 29, 2019, from $77.7 million, or 29.2% of net sales, in the third quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $0.9 million due mainly to lower newspaper advertising.
•

Store-related expense, excluding occupancy, decreased by $0.7 million due primarily to reductions in certain employee benefit-related expenses such as health and welfare expense, partially offset by increased employee labor expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase of $1.00 per hour effective in January 2019, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.6 million for the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018.

•	Administrative expense increased by $0.7 million, primarily attributable to increases in certain employee benefit-related expense and legal expense, partially offset by an insurance recovery.

Interest Expense. Interest expense decreased by $0.2 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Interest expense reflects a decrease in average debt levels of $28.4 million to $56.2 million in the third quarter of fiscal 2019 from $84.6 million in the third quarter of fiscal 2018. Average interest rates remained flat in the third quarter of fiscal 2019 at 3.6% compared with the third quarter of fiscal 2018.

Income Taxes. The provision for income taxes increased to $2.0 million for the third quarter of fiscal 2019 from $0.8 million for the third quarter of fiscal 2018, primarily reflecting higher pre-tax income in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Our effective tax rate was 24.1% for the third quarter of fiscal 2019 and 21.3% for the third quarter of fiscal 2018.

39 Weeks Ended September 29, 2019 Compared to 39 Weeks Ended September 30, 2018

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 29, 2019		September 30, 2018
	(Dollars in thousands)
Net sales	$752,401	100.0%	$740,480	100.0%
Cost of sales (1)	517,416	68.8	509,984	68.9
Gross profit	234,985	31.2	230,496	31.1
Selling and administrative expense (2)	221,676	29.5	225,824	30.5
Operating income	13,309	1.7	4,672	0.6
Interest expense	2,197	0.3	2,309	0.3
Income before income taxes	11,112	1.4	2,363	0.3
Income tax expense	3,023	0.4	805	0.1
Net income	$8,089	1.0%	$1,558	0.2%

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

Net Sales. Net sales increased by $11.9 million, or 1.6%, to $752.4 million in the first nine months of fiscal 2019 from $740.5 million in the first nine months of last year. The change in net sales reflected the following:

•

Same store sales increased by $13.2 million, or 1.8%, for the 39 weeks ended September 29, 2019, versus the comparable 39-week period in the prior year, primarily reflecting increased sales for our major merchandise categories of apparel and hardgoods, partially offset by a decrease in same store sales for our footwear category. Same store sales in the first nine months of fiscal 2019 reflected higher sales of winter-related products as a result of favorable cold weather conditions experienced in most of our markets in the winter months of fiscal 2019 in contrast to the unseasonably dry and warm weather conditions experienced in the prior year. The increase in same store sales compares to a 3.9% decrease in same store sales for the first nine months of fiscal 2018. Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period and sales from e-commerce. Same store sales comparisons exclude sales from stores closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first nine months of fiscal 2019 and 2018 were not material.

•	We experienced increased customer transactions and a higher average sale per transaction in the first nine months of fiscal 2019 compared to the same period last year.
•	A reduction in sales from closed stores was partially offset by added sales from new stores opened since December 31, 2017.

Gross Profit. Gross profit increased by $4.5 million, or 2.0%, to $235.0 million, or 31.2% of net sales, in the 39 weeks ended September 29, 2019, from $230.5 million, or 31.1% of net sales, in the 39 weeks ended September 30, 2018. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $11.9 million, or 1.6%, compared with the first nine months of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 9 basis points compared with the first nine months of last year when merchandise margins decreased by an unfavorable 10 basis points. The increase primarily reflects a shift in sales mix towards higher-margin products and a decrease in promotional activities in the third quarter of fiscal 2019.

•

Distribution expense, including costs capitalized into inventory, increased by $0.6 million, while remaining flat as a percentage of net sales, in the first nine months of fiscal 2019 compared to the prior year. The increase primarily reflected increased contract labor services and freight expense compared with the first nine months of last year.

•	Store occupancy expense increased by $0.9 million year over year in the first nine months of fiscal 2019. Store occupancy expense decreased by a favorable 3 basis points as a percentage of net sales.

Selling and Administrative Expense. Selling and administrative expense decreased by $4.1 million to $221.7 million, or 29.5% of net sales, in the 39 weeks ended September 29, 2019 from $225.8 million, or 30.5% of net sales, in the first nine months last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $3.3 million due mainly to lower newspaper advertising.
•

Administrative expense decreased by $0.5 million, primarily attributable to a favorable settlement related to the termination of a software contract, decreased store closing costs and an insurance recovery, partially offset by increases in employee labor and benefit-related expense.

•

Store-related expense, excluding occupancy, decreased by $0.4 million due primarily to reductions in certain employee benefit-related expenses such as health and welfare expense, partially offset by increased employee labor expense and higher payment card fees reflecting higher sales volume versus the prior year. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase of $1.00 per hour effective in January 2019, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $1.8 million for the first nine months of fiscal 2019 compared with the same period last year.

Interest Expense. Interest expense decreased by $0.1 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. Interest expense reflects a decrease in average debt levels of $21.2 million to $57.5 million in the first nine months of fiscal 2019 from $78.7 million in the first nine months of fiscal 2018, largely offset by an increase in average interest rates of approximately 60 basis points to 3.9% in the first nine months of fiscal 2019 from 3.3% in the first nine months of fiscal 2018.

Income Taxes. The provision for income taxes increased to $3.0 million for the first nine months of fiscal 2019 from $0.8 million for the first nine months of fiscal 2018, primarily reflecting higher pre-tax income in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. Our effective tax rate was 27.2% for the first nine months of fiscal 2019 and 34.1% for the first nine months of fiscal 2018, including write-offs of deferred tax assets related to share-based compensation of $0.4 million and $0.2 million, respectively. Our effective tax rate for the current fiscal year was reduced by $0.6 million in Work Opportunity Tax Credits.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of September 29, 2019 and September 30, 2018, we had $5.0 million of cash. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$13,652	$(8,059)
Investing activities	(6,128)	(8,448)
Financing activities	(9,247)	14,355
Net decrease in cash	$(1,723)	$(2,152)

Operating Activities. Operating cash flows for the first nine months of fiscal 2019 and 2018 were a positive $13.7 million and a negative $8.1 million, respectively. The increased cash flow from operating activities for the first nine months of fiscal 2019 compared to the same period last year primarily reflects reduced funding of merchandise inventory and increased net income.

Investing Activities. Net cash used in investing activities for the first nine months of fiscal 2019 and 2018 was $6.1 million and $8.4 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods include store-related remodeling, distribution center investments, new store investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first nine months of fiscal 2019 and 2018 were a negative $9.2 million and a positive $14.4 million, respectively. For the first nine months of fiscal 2019, net cash was used primarily to pay down borrowings under our revolving credit facility, fund dividend payments and make principal payments on finance lease liabilities. For the first nine months of fiscal 2018, net cash was provided primarily from increased borrowings under our revolving credit facility, partially offset by dividend payments and principal payments on capital lease liabilities.

As of September 29, 2019, we had revolving credit borrowings of $60.6 million and letter of credit commitments of $0.5 million outstanding. These balances compare to revolving credit borrowings of $83.5 million and letter of credit commitments of $0.4 million outstanding as of September 30, 2018 and revolving credit borrowings of $65.0 million and letter of credit commitments of $0.5 million outstanding as of December 30, 2018. Our lower debt levels as of September 29, 2019 compared with September 30, 2018 largely reflect improved operating results and lower merchandise inventory, including the timing of payments, in the first nine months of fiscal 2019.

In each of the first three quarters of fiscal 2018 we paid a quarterly cash dividend of $0.15 per share of outstanding common stock, and in the fourth quarter of fiscal 2018, and in each of the first three quarters of fiscal 2019 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. On October 24, 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 13, 2019 to stockholders of record as of November 29, 2019.

We did not repurchase any shares of common stock in the first nine months of fiscal 2019 pursuant to our current share repurchase program. In the first nine months of fiscal 2018, we repurchased 75,748 shares of common stock for $0.4 million pursuant to that program. Since the inception of our initial share repurchase program in May 2006 through September 29, 2019, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

As of September 29, 2019, we had long-term revolving credit borrowings of $60.6 million and letter of credit commitments of $0.5 million outstanding, compared with borrowings of $65.0 million and letter of credit commitments of $0.5 million as of December 30, 2018. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $78.8 million and $74.5 million as of September 29, 2019 and December 30, 2018, respectively.

Future Capital Requirements. We had cash on hand of $5.0 million as of September 29, 2019. We expect capital expenditures for fiscal 2019, excluding non-cash acquisitions, to range from approximately $9.0 million to $12.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2019, we anticipate opening three new stores and closing five stores.

We currently pay quarterly cash dividends, subject to declaration by our Board of Directors. On October 24, 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on December 13, 2019 to stockholders of record as of November 29, 2019.

As of September 29, 2019, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our revolving credit facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under our Credit Facility and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware and distribution center delivery tractors. Additional information regarding our operating and finance leases is available in Notes 2 and 5 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In the first nine months of fiscal 2019, our revolving credit borrowings decreased by $4.4 million from the end of fiscal 2018. Our lower debt levels in fiscal 2019 compared with the prior year end largely reflect our improved operating results in fiscal 2019.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 29, 2019.

Operating Lease Liabilities

We adopted Accounting Standards Codification (“ASC”) 842, Leases, as of December 31, 2018, coinciding with the standard’s effective date.

We have operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, IT systems hardware and distribution center delivery tractors. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate (“IBR”) to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis, and which we adjust quarterly with a yield curve that approximates our market risk profile.

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

In fiscal 2018, and during the first nine months of fiscal 2019, the impact of inflation and tariffs on products we purchase was minimal. We have evolved our product mix to include more branded merchandise which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation or tariffs had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. We caution that the risk factors set forth in the reports we file with the Securities and Exchange Commission are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 29, 2019, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: October 30, 2019	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 30, 2019	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)