Form 10-K
period 2019-12-29
BIG 5 SPORTING GOODS Corp
filed 2020-02-26
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number: 000-49850

BIG 5 SPORTING GOODS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4388794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 East El Segundo Boulevard El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 536-0611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	BGFV	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $33,113,225 as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 28, 2019.  Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,664,076 shares of common stock outstanding at February 18, 2020.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2020 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues, lower-than-expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating our e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 434 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of December 29, 2019. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 65-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing programs designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations, store development and overall cost management have enabled us to generally produce profitable results. We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience,” of this Annual Report on Form 10-K.

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

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has typically been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 23 stores including relocations, of which 61% were in California. Our store openings over the past five fiscal years reflect our cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets in fiscal 2016 and greater competitor ecommerce capabilities. The following table reflects our store opening, closing and relocation activity during the periods indicated:

	Stores Opened					Number of Stores
Year	California	Other Markets	Total	Stores Relocated	Stores Closed	at Period End
2015	3	2	5	(3)	(3)	438
2016	3	2	5	(1)	(10)	432
2017	2	4	6	(1)	(2)	435
2018	4	—	4	(1)	(2)	436
2019	2	1	3	(1)	(4)	434

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

New store openings typically represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable.  Our store format normally requires investments of approximately $0.5 million in fixtures, equipment and leasehold improvements, net of landlord allowances, and approximately $0.4 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. We seek expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles.

Management Experience

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of December 29, 2019:

	Number of Employees	Average Number of Years With Us
Executive Management	9	33
Vice Presidents	7	26
Buyers	23	17
Store District / Regional Supervisors	51	23
Store Managers	429	13

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

Through our 65 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales:

	Fiscal Year
	2019	2018	2017	2016	2015
Soft goods
Athletic and sport apparel	22.1%	21.0%	20.6%	19.7%	19.4%
Athletic and sport footwear	28.2	28.6	28.7	28.2	28.4
Total soft goods	50.3	49.6	49.3	47.9	47.8
Hard goods	49.7	50.4	50.7	52.1	52.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We drive customer traffic through the effective use of both print media as well as digital communications.

We have advertised through weekly print advertisements since 1955. We typically utilize four-page color advertisements to highlight promotions across our merchandise categories. We also provide our print advertisements and other targeted promotional offers through carrier delivery and direct mail. The consistency and reach of our print advertising programs drive sales and create high customer awareness of the name “Big 5 Sporting Goods.”

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

We also promote our products through digital marketing programs that include sending daily digital communications to our customers (e-mail marketing to our “E-Team”), search engine marketing, social media including Facebook, Twitter and Instagram, mobile programs and other website initiatives.

Our digital promotional strategy is designed to provide additional opportunities to connect with potential customers and enable us to promote the Big 5 brand. Our e-mail marketing program invites our customers to subscribe to our E-Team for daily special deals, weekly advertisements and product information disseminated on a regular basis. We use search engine marketing methods as a means to reach those customers searching the Internet to gather information about our products. Within our social media program, our customers have the opportunity to engage in conversations with other sports-minded people and receive exclusive information about new products and unique weekly offers. All of these marketing methods are intended to simplify the shopping experience for our customers and further demonstrate our commitment to provide great brands at great values.

Our website features a broad representation of our product assortment and provides visibility of store inventory to our customers, thereby enabling them to determine if items featured on our website are in-stock in one or more of our store locations. Our e-commerce platform delivers an online shopping experience to our customers, and we continue to develop our online capabilities to meet customer expectations of being able to shop at their convenience.

We have developed a strong cause marketing platform through our 20-year support of the March of Dimes annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor.

Vendor Relationships

We have developed strong vendor relationships over the past 65 years. We currently purchase merchandise from over 700 vendors. In fiscal 2019, only one vendor represented greater than 5% of total purchases, at 9.8%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Information Technology Systems

We have fully integrated information technology (“IT”) systems that support critical business functions, such as sales reporting, inventory management and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. We manage IT solutions for e-commerce, email and networks that connect our employees to appropriate technology solutions and tools. This includes connecting our stores via a managed wide area network (“WAN”) connection for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as providing access to valuable tools such as collaboration, online training, workforce management, online hiring, Company website functions and corporate communications. Our separate disaster recovery facility and solutions provide redundant networks and applications to be used in the event of an emergency or unplanned outage. We believe our IT systems are effectively supporting our current operations and provide a foundation for future growth and new business initiatives.

Distribution

We operate a distribution center located in Riverside, California, that services all of our stores. The facility has 953,000 square feet of storage and office space, along with an additional 172,000 square-foot distribution space adjacent to our distribution center that enables us to more efficiently fulfill our expanding distribution requirements. The distribution center warehouse management system is fully integrated with our enterprise-level IT systems and provides comprehensive warehousing and distribution capabilities. We generally distribute merchandise from our distribution center to our stores at least once per week, using our fleet of leased tractors, as well as contract carriers.

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

Employees

As of December 29, 2019, we had approximately 8,800 active employees, of which approximately 2,500 were full-time. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents 460 hourly employees in our distribution center and select stores. In December 2017, we negotiated a new five-year contract with Local 986 for the covered distribution center employees, and in January 2018, we negotiated a new five-year contract with Local 986 for the covered store employees. Both contracts are retroactive to September 1, 2017, and expire on August 31, 2022. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

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

Some of our competitors have a larger number of stores, greater e-commerce capabilities or greater financial, distribution, marketing and other resources than we have.  If our competitors reduce their prices, it may be difficult for us to retain market share without reducing our prices, which could impact our margins.  As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. Increased competition in our current markets or the adoption or proliferation by competitors of innovative store formats, aggressive pricing strategies and retail sales methods, such as e-commerce, could cause us to lose market share and could have a material adverse effect on our business.

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

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change and can be impacted by various factors, including sports participation levels in our market areas, the performance of sports teams for which we sell licensed products, weather conditions in our market areas and regulatory or political changes. Our success depends upon our ability to anticipate and respond in a timely manner to consumer trends and consumers’ participation in sports and other recreational activities for which we sell products. If we fail to identify and respond in a timely manner to these changes, our net sales and profitability may decline. In addition, because we often make commitments to purchase products from our vendors up to nine months in advance of the proposed delivery, if we misjudge the market for our merchandise or conditions change after we have committed to purchase products, we may overstock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather and climate conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in California where we have a high concentration of stores, seasonal factors such as unfavorable weather conditions or other localized conditions such as flooding, drought, fires (such as the wildfires of 2018 that destroyed our store located in Paradise, CA), earthquakes or electricity blackouts (such as the rolling blackouts of 2019 that impacted certain California stores) could impact our sales and harm our operations. State and local regulatory compliance, such as with recent minimum wage increases in our market areas, also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

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

In the past five fiscal years, we have slowed our store openings and strategically closed certain stores as we maintained a cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets.  If we are unable to resume our store expansion efforts for any of the reasons discussed above, our operating results could suffer.

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

The protection of our customer, employee and business data is critical to us. Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, data theft, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of regulatory enforcement, litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

If our suppliers do not provide sufficient quantities of products, our net sales and profitability could suffer.

We purchase merchandise from over 700 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2019, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 40.5% of our total purchases during fiscal 2019. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. In recent years, athletic and sporting goods brands have been increasingly developing the direct-to-consumer segments of their businesses, and this shift could result in restrictions on the products available for us to purchase and sell. Our net sales and profitability could decline if we are unable to promptly replace a product vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of the Coronavirus respiratory illness identified in Wuhan, China, and other economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

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

As of December 29, 2019, the amount of our long-term revolving credit borrowings outstanding was $66.6 million. We have historically maintained a leveraged financial position. This means:

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may increase our interest expense and adversely affect our results of operations.

On July 27, 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain, which may impact the interest charged under our existing revolving credit facility.  Our credit facility provides that in the event LIBOR rates are no longer available, we and our lenders will negotiate in good faith to adopt a replacement benchmark rate and an applicable margin for borrowings based on such replacement benchmark rate.  We may incur increased interest expense using any such replacement benchmark rate or, if such a rate cannot be agreed upon between us and our lenders, the base rate for all borrowings under our credit facility, which could have an adverse effect on our results of operations.

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

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as regulations administered by various youth sports leagues and organizations. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events.  Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities.  Some of these laws and regulations include:

•	laws and regulations governing the manner in which we advertise or sell our products;
•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearm-related products;
•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;
•	laws and regulations governing consumer products generally, such as the federal Consumer Product Safety Act and Consumer Product Safety Improvement Act, as well as similar state laws;
•	labor and employment laws, such as minimum wage or living wage laws, paid time off and other wage and hour laws;
•	laws requiring mandatory health insurance for employees, such as the Affordable Care Act;
•	U.S. customs laws and regulations pertaining to duties and tariffs, including proper item classification, quotas and payment of duties and tariffs; and
•	laws and regulations governing consumer privacy, such as the California Consumer Privacy Act.

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

We also sell firearm-related products, which may be associated with an increased risk of injury and related lawsuits. We may incur losses due to lawsuits relating to our performance of background checks in connection with firearms or ammunition purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by individuals, municipalities or other organizations attempting to recover damages or costs from firearms manufacturers and retailers relating to the misuse or release of firearms. Commencement of these lawsuits against us could reduce our net sales and decrease our profitability. The sale of firearm-related products also may present reputational risks and negative publicity that could affect consumers’ perception of us or willingness to shop with us, which could harm our results of operations and financial condition.

The insurance coverage under policies that we maintain or that our product vendors maintain and under which we may be insured may not be adequate to cover claims that could be asserted against us. If a successful claim was to be brought against us in excess of our insurance coverage, or for which we have no insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of substantial funds and management time and could have a negative impact on our business. In addition, the cost of maintaining adequate insurance coverage could increase based on claims asserted against us, the type of products that we sell and market conditions generally.

The sale of firearm-related products is subject to strict regulation, which could affect our operating results.

Because we sell firearm-related products, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us to, among other things, obtain and maintain federal, state or local permits or licenses in order to sell firearms or ammunition, ensure that certain employees obtain licenses to sell firearms or ammunition, ensure that all purchasers of firearms are subjected to a pre-sale background check and other requirements, record the details of each firearm sale on appropriate government-issued forms, record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and maintain these records for a specified period of time. Additionally, in certain jurisdictions we are required to obtain a license to sell ammunition or record the details of each ammunition sale and maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies.  Over the past several years, the purchase and sale of firearm-related products has been the subject of increased federal, state and local regulation, such as recently enacted requirements related to performing a safe-handling demonstration of firearms in California, new minimum age restriction laws and ammunition sales laws. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearm-related products that we are permitted to purchase and sell, impose new restrictions and requirements on the manner in which we purchase, sell and store these products, increase regulatory fees charged to the consumer and impact our ability to offer these products in certain retail locations or markets. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearm-related products, our permits or licenses to sell firearm-related products at our stores or maintain inventory of firearm-related products at our distribution center may be suspended or revoked. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearm-related products could cause our operating expense to increase and this could adversely affect our results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Accounting principles generally accepted in the United States of America and related accounting standards, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition; lease accounting; income taxes; the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value card breakage and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits are highly complex and may involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. The provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law that could discourage, delay or prevent a merger, acquisition or other change in control include:

•	a Board of Directors that is classified such that two or three of the seven directors, depending on classification, are elected each year and each director is elected for a three-year term;
•	limitations on the ability of stockholders to call special meetings of stockholders;
•	prohibition of stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders;
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

Our common stock may be delisted from the NASDAQ Stock Market LLC (“NASDAQ”) if we are unable to maintain compliance with NASDAQ’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. While our common stock has never traded below $1.00, if we failed to meet this or any other applicable requirement of NASDAQ and are unable to regain compliance, NASDAQ may make a determination to delist our common stock.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

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

Our distribution facility is located in Riverside, California and has 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2025 and includes one additional five-year renewal option. We lease 172,000 square feet of additional distribution space adjacent to our distribution center in Riverside, California that enables us to more efficiently fulfill our expanding distribution requirements. Our lease for this additional facility is scheduled to expire on August 31, 2025 and includes three additional five-year renewal options. We have a distribution hub located in Salem, Oregon, utilizing 12,000 square feet of space to separate consolidated truckloads of product for delivery to our regional markets. Our lease for the hub is scheduled to expire on January 31, 2024 and includes three additional five-year renewal options.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of December 29, 2019, of our total store leases, 42 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 25.9 million sales transactions and an average transaction size of approximately $38 in fiscal 2019. The following table details our store locations by state as of December 29, 2019:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	226	52.1%
Washington	1984	46	10.6
Arizona	1993	42	9.7
Oregon	1995	29	6.7
Colorado	2001	22	5.1
New Mexico	1995	19	4.4
Nevada	1978	18	4.1
Utah	1997	17	3.9
Idaho	1994	11	2.5
Texas	1995	3	0.7
Wyoming	2010	1	0.2
Total		434	100.0%

Our same store sales per square foot were approximately $200 for fiscal 2019. Our same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

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

As of February 18, 2020, there were 21,664,076 shares of common stock outstanding held by 445 holders of record.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In fiscal 2019 and 2018 we paid annual cash dividends of $0.20 and $0.50 per share, respectively, of outstanding common stock. In the fourth quarter of fiscal 2018, we reduced our quarterly cash dividend rate from $0.15 per share of outstanding common stock to $0.05 per share of outstanding common stock, reflecting our intent to utilize capital to maintain a healthy financial condition. In the first quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 20, 2020 to stockholders of record as of March 6, 2020.

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

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended December 29, 2019 and December 30, 2018 are referred to as fiscal 2019 and 2018, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2019 and 2018 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2019 and 2018 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 434 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of December 29, 2019.  We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Through our e-commerce platform, we also offer selected products online. E-commerce sales for fiscal 2019 and 2018 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 65-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise.  Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through weekly print advertising in major and local newspapers, direct mailers and digital marketing designed to generate customer traffic, drive sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. Our store openings during recent years reflect our cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets in fiscal 2016 and greater competitor e-commerce capabilities. In fiscal 2019, we opened three new stores and closed five stores, one of which was a relocation. In fiscal 2018, we opened four new stores and closed three stores, one of which was a relocation. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2019	2018
Big 5 Sporting Goods stores:
Beginning of period	436	435
New stores (1)	3	4
Stores relocated	(1)	(1)
Stores closed	(4)	(2)
End of period	434	436
Stores opened per year, net	(2)	1

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

For fiscal 2020, we anticipate opening five new stores and closing five stores.

Executive Summary

Our net income for fiscal 2019 compared to a net loss for fiscal 2018 and was mainly attributable to higher net sales and merchandise margins combined with lower selling and administrative expense in fiscal 2019. Net income in fiscal 2019 reflected improved results in each quarter of the year compared with fiscal 2018. Higher net sales in fiscal 2019 primarily reflected increased demand for winter-related products during the first quarter of fiscal 2019 that resulted from favorable winter-weather conditions compared to unseasonably dry and warm weather conditions in most of our major markets in the first quarter of fiscal 2018. Merchandise margins increased in the second half of fiscal 2019, primarily due to reduced promotions and a shift in sales mix. Selling and administrative expense for fiscal 2019 declined year over year mainly reflecting lower advertising expense.

•

Net sales for fiscal 2019 increased 0.9% to $996.5 million compared to $987.6 million for fiscal 2018. The increase in net sales was primarily attributable to an increase in sales from same stores and added sales from new stores, partially offset by sales from closed stores.

•

Our same store sales increased 1.2% for fiscal 2019 versus the comparable period in fiscal 2018. Same store sales in fiscal 2019 increased for our major merchandise category of apparel, and decreased for our footwear and hardgoods categories, and primarily reflected higher sales of winter-related products as a result of favorable cold weather conditions experienced in most of our markets in the winter months of fiscal 2019 in contrast to the unseasonably dry and warm weather conditions experienced in the prior year. Same store sales for a period reflect sales from stores that operated throughout the period as well as the full corresponding prior year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•

Gross profit for fiscal 2019 represented 31.3% of net sales, compared with 30.5% in the prior year. Merchandise margins were 66 basis points higher than the prior year and distribution expense, including costs capitalized into inventory, was lower as a percentage of net sales compared with fiscal 2018. These favorable impacts were partially offset by higher occupancy expense as a percentage of net sales in fiscal 2019 compared with the prior year.

•

Selling and administrative expense for fiscal 2019 decreased 1.6% to $297.2 million, or 29.8% of net sales, compared to $302.1 million, or 30.6% of net sales, for fiscal 2018. The decrease in selling and administrative expense primarily reflects lower print advertising and a favorable settlement related to the termination of a software contract, partially offset by higher employee labor and benefit-related expense in fiscal 2019.

•

Net income for fiscal 2019 was $8.4 million, or $0.40 per diluted share, compared to a net loss of $3.5 million, or $0.17 per basic share, for fiscal 2018. The increase was driven primarily by increased net sales and merchandise margins and decreased selling and administrative expense in fiscal 2019.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

•

Operating cash flow for fiscal 2019 was a positive $14.3 million compared to a positive $24.5 million in the prior year. The decrease in operating cash flow primarily reflects increased funding for merchandise inventory purchases partially offset by higher net income in fiscal 2019.

•

Capital expenditures for fiscal 2019 decreased to $9.4 million from $15.5 million in fiscal 2018, due to additional expenditures in fiscal 2018 for a parcel of land with an existing building adjacent to our corporate headquarters location.

•	We ended fiscal 2019 with a balance under our revolving credit facility of $66.6 million compared with $65.0 million at the end of fiscal 2018.
•	We paid cash dividends in fiscal 2019 of $4.4 million, or $0.20 per share, compared with $10.7 million, or $0.50 per share, in fiscal 2018.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales, and other financial data, for the periods indicated:

	Fiscal Year (1)
	2019		2018
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$996,495	100.0%	$987,581	100.0%
Cost of sales (2)	684,473	68.7	686,732	69.5
Gross profit	312,022	31.3	300,849	30.5
Selling and administrative expense (3)	297,193	29.8	302,076	30.6
Operating income (loss)	14,829	1.5	(1,227)	(0.1)
Interest expense	3,046	0.3	3,374	0.3
Income (loss) before income taxes	11,783	1.2	(4,601)	(0.4)
Income tax expense (benefit)	3,338	0.3	(1,070)	(0.1)
Net income (loss)	$8,445	0.9%	$(3,531)	(0.3)%
Other Financial Data:
Net sales change		0.9%		(2.2)%
Same store sales change (4)		1.2%		(2.7)%

(1)	Fiscal 2019 and 2018 each included 52 weeks.
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

(4)

Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior year period and sales from e-commerce. For purposes of reporting same store sales comparisons to the prior year for fiscal 2019 and 2018, we used comparable 52-week periods.

Net Sales.  Net sales increased by $8.9 million, or 0.9%, to $996.5 million for fiscal 2019 from $987.6 million for fiscal 2018. The change in net sales was primarily attributable to the following:

•

Same store sales increased by $11.6 million, or 1.2%, for fiscal 2019 versus fiscal 2018, primarily reflecting increased sales for our major merchandise category of apparel, partially offset by a decrease in same store sales for our footwear and hardgoods categories. Same store sales comparisons to the prior year largely reflected higher sales of winter-related products as a result of favorable cold weather conditions experienced in most of our markets in the winter months of fiscal 2019 in contrast to the unseasonably dry and warm weather conditions experienced in the prior year. The increase in same store sales compares to a 2.7% decrease in same store sales for fiscal 2018. Same store sales for a period reflect sales from stores that operated throughout the period as well as the full corresponding prior year period and sales from e-commerce. Same store sales comparisons exclude sales from stores closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in fiscal 2019 and 2018 were not material.

•	We experienced increased customer transactions and a higher average sale per transaction in our retail stores in fiscal 2019 compared to fiscal 2018.
•

A reduction in sales from closed stores, including lower sales for a store temporarily closed due to a fire, was partially offset by added sales from the opening of seven new stores since December 31, 2017.

Gross Profit.  Gross profit increased by $11.2 million to $312.0 million, or 31.3% of net sales, in fiscal 2019 from $300.8 million, or 30.5% of net sales, in fiscal 2018. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $8.9 million, or 0.9%, in fiscal 2019 compared to the prior year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 66 basis points compared with the prior year when merchandise margins decreased by an unfavorable 12 basis points. This increase primarily reflected a decrease in promotional activities and a shift in sales mix towards higher-margin products in fiscal 2019.

•

Distribution expense, including costs capitalized into inventory, decreased by $1.3 million, or a favorable 16 basis points, compared to the prior year. The decrease reflected higher costs capitalized into inventory partially offset by higher freight costs.

•	Store occupancy expense increased by $1.3 million, or an unfavorable 5 basis points, year over year in fiscal 2019 due primarily to lease renewals for existing stores.

Selling and Administrative Expense. Selling and administrative expense decreased by $4.9 million, or 1.6%, to $297.2 million, or 29.8% of net sales, in fiscal 2019 from $302.1 million, or 30.6% of net sales, in fiscal 2018. The change in selling and administrative expense was primarily attributable to the following:

•

Advertising expense decreased by $5.0 million mainly due to lower newspaper advertising. We continue to seek efficiencies in our advertising spend by lowering print advertising, while still maintaining our outreach to specific markets in which we operate.

•

Administrative expense decreased by $1.2 million, primarily attributable to a favorable settlement received in the current fiscal year combined with a previous write-off in the prior fiscal year related to the termination of a software contract, decreased store closing costs in fiscal 2019 and an insurance recovery in fiscal 2019 resulting from a store closed due to a fire in fiscal 2018, partially offset by increases in employee labor and benefit-related expense in the current fiscal year.

•

Store-related expense, excluding occupancy, increased by $1.3 million mainly due to increased employee labor expense and higher payment card fees reflecting higher sales volume versus the prior year, partially offset by reductions in certain employee benefit-related expenses such as health and welfare expense. Our labor expense continues to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase of $1.00 per hour effective in January 2019, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $2.4 million for fiscal 2019 compared with the prior year.

Interest Expense. Interest expense decreased to $3.0 million in fiscal 2019 compared with $3.4 million in fiscal 2018. Interest expense reflects a decrease in average outstanding debt levels of $19.4 million to $63.3 million in fiscal 2019 from $82.7 million in fiscal 2018, partially offset by an increase in average interest rates of approximately 40 basis points to 3.8% in fiscal 2019 from 3.4% in fiscal 2018.

Income Taxes. The provision for income taxes increased to an expense of $3.3 million for fiscal 2019 compared with a benefit of $1.1 million for fiscal 2018. Our effective tax rate of 28.3% for fiscal 2019 compared with 23.3% for fiscal 2018. The net income tax benefit recorded in fiscal 2018 was reduced by a charge of $0.3 million, net of the federal income tax benefit, to record a valuation allowance related to unused California Enterprise Zone Tax Credits.

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

We ended fiscal 2019 with $8.2 million of cash compared with $6.8 million in fiscal 2018. We increased our revolving credit borrowings by $1.6 million during fiscal 2019 to $66.6 million from $65.0 million at the end of fiscal 2018. The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	Fiscal Year
	2019	2018
	(In thousands)
Total cash provided by (used in):
Operating activities	$14,280	$24,519
Investing activities	(9,196)	(15,460)
Financing activities	(3,626)	(9,464)
Net increase (decrease) in cash	$1,458	$(405)

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

For fiscal 2019, we increased our purchases of merchandise inventory compared to fiscal 2018 initially as a response to higher customer demand for winter-related products during the first quarter of fiscal 2019 resulting from favorable cold weather conditions experienced in most of our markets in the winter months of fiscal 2019. Higher purchases of merchandise inventory in the fourth quarter, in part due to bringing in certain merchandise early in anticipation of future cost increases, also contributed to higher accounts payable at the end of fiscal 2019 compared to fiscal 2018, and debt was slightly higher year over year. Increased funding of merchandise inventory purchases offset by higher sales in fiscal 2019 resulted in higher merchandise inventory levels at the end of fiscal 2019 versus fiscal 2018 and reduced cash flow from operations year over year.

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

Operating Activities. Operating cash flows for fiscal 2019 and 2018 were a positive $14.3 million and a positive $24.5 million, respectively. The decrease in cash flow from operating activities for fiscal 2019 compared to fiscal 2018 primarily reflects increased funding for merchandise inventory and prepaid expense, largely related to rent, partially offset by net income in fiscal 2019 compared to a net loss in fiscal 2018.

Investing Activities. Net cash used in investing activities for fiscal 2019 and 2018 was $9.2 million and $15.5 million, respectively. Our capital spending is primarily to fund the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. Capital expenditures by category for each of the last two fiscal years are as follows:

	Fiscal Year
	2019	2018
	(In thousands)
New stores	$1,937	$3,079
Store-related remodels	5,167	5,824
Land	—	2,750
Building	—	1,705
Distribution center	1,207	766
Computer hardware, software and other	1,052	1,336
Total	$9,363	$15,460

Our capital expenditures included three new stores in fiscal 2019 and four new stores in fiscal 2018. Capital expenditures in both fiscal years included investment in existing store remodeling to support our merchandising initiatives and enhance information security measures to support our infrastructure. Capital expenditures in fiscal 2018 also included the purchase of a parcel of land with an existing building adjacent to our corporate headquarters location, including a parking lot that we currently use.

Financing Activities. Financing cash flows for fiscal 2019 and 2018 were a negative $3.6 million and a negative $9.5 million, respectively. For fiscal 2019 and 2018, net cash was used primarily for dividend payments and finance lease payments, partially offset by increased net borrowings under our revolving credit facility.

As of December 29, 2019, we had revolving credit borrowings of $66.6 million and letter of credit commitments of $0.7 million outstanding. These balances compare to borrowings of $65.0 million and letter of credit commitments of $0.5 million outstanding as of December 30, 2018.

Our revolving credit facility balances have historically increased from the end of the first quarter to the end of the second quarter and from the end of the third quarter to the week of Thanksgiving.  The historical increases in our revolving credit facility balances reflect the build-up of inventory in anticipation of our summer selling season and our winter and holiday selling seasons.  Revolving credit facility balances typically fall from the week of Thanksgiving to the end of the fourth quarter, reflecting inventory sales during the holiday and winter selling season. The increase in our revolving credit borrowings at the end of fiscal 2019 compared to the end of fiscal 2018 primarily reflects lower-than-anticipated sales and higher purchases of merchandise inventory in the fourth quarter of fiscal 2019, due in part to bringing in certain merchandise early in anticipation of potential future cost increases.

In the first three quarters of fiscal 2018 we paid quarterly cash dividends of $0.15 per share of outstanding common stock, and in the fourth quarter of fiscal 2018 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In fiscal 2019 we paid quarterly cash dividends of $0.05 per share of outstanding common stock. In the first quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 20, 2020 to stockholders of record as of March 6, 2020.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased no shares of common stock in fiscal 2019 and we repurchased 75,748 shares of common stock for $0.4 million in fiscal 2018. Since the inception of our initial share repurchase program in May 2006 through December 29, 2019, we have repurchased a total of 3,528,972 shares for $41.8 million. As of December 29, 2019, a total of $15.3 million remained available for share repurchases under our current share repurchase program.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011, December 19, 2013 and September 29, 2017 (as so amended, the “Credit Agreement”), and has a maturity date of September 29, 2022.

The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) with an aggregate committed availability of up to $140.0 million, which amount may be increased at our option up to a maximum of $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Agreement includes a provision which permits us to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. The Credit Facility includes a $25.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. As of December 29, 2019 and December 30, 2018, our total remaining borrowing availability under the $140.0 million Credit Facility, after subtracting letters of credit, was $72.7 million and $74.5 million, respectively.

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

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2019	2018
	(Dollars in thousands)
Fiscal year-end balance	$66,559	$65,000
Average interest rate	3.8%	3.4%
Maximum outstanding during the year	$95,185	$108,889
Average outstanding during the year	$63,316	$82,671

Future Capital Requirements.  We had cash on hand of $8.2 million as of December 29, 2019. We expect capital expenditures for fiscal 2020, excluding non-cash acquisitions, to range from approximately $11.0 million to $15.0 million, primarily for the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2020, we anticipate opening five new stores and closing five stores.

In fiscal 2019 and 2018 we paid annual cash dividends of $0.20 per share and $0.50 per share, respectively, of outstanding common stock. In the first quarter of fiscal 2020, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 20, 2020 to stockholders of record as of March 6, 2020.

As of December 29, 2019, a total of $15.3 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Operating and Finance Leases

We adopted Accounting Standards Codification (“ASC”) 842, Leases, as of December 31, 2018, coinciding with the standard’s effective date.

We have operating and finance leases for our retail store facilities, distribution center, corporate offices, IT systems hardware and distribution center delivery tractors. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets. Lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term, regardless of classification, while the amortization of ROU assets varies depending upon classification. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate (“IBR”) to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis. This analysis considers qualitative and quantitative factors based on guidance provided by a rating agency for the consumer durables industry. We adjust our selected IBR quarterly with a company-specific unsecured yield curve that approximates our market risk profile. The collateralized IBR is also based upon the estimated impact that the collateral has on the IBR. To account for the collateralized nature of the IBR, we utilized a notching method based on notching guidance provided by a rating agency whereby our base credit rating is notched upward as the yield curve on a secured loan is expected to be lower versus an unsecured loan.

Our adoption of ASC 842 resulted in the initial recognition of operating lease liabilities and ROU assets of $279.7 million and $262.9 million, respectively, as of December 31, 2018.

Any changes in the IBR used to determine the present value of lease payments resulting from adjustments to the synthetic credit rating as of December 29, 2019 could result in a material change in lease liabilities recorded for fiscal 2019. Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the IBR that we use to calculate our lease liabilities.

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

We record valuation reserves on a quarterly basis for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $3.7 million and $3.6 million as of December 29, 2019 and December 30, 2018, respectively, representing approximately 1% of our merchandise inventory for both periods.

Inventory shrinkage is accrued as a percentage of merchandise sales based on historical inventory shrinkage trends. We perform physical inventories at each of our stores at least once per year and cycle count inventories at our distribution center throughout the year.  The reserve for inventory shrinkage primarily represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date. Inventory shrinkage can be impacted by internal factors such as the level of investment in employee training and loss prevention and external factors such as the health of the overall economy, and shrink reserve estimates can vary from actual results. Our reserve for inventory shrinkage was $3.0 million and $2.8 million as of December 29, 2019 and December 30, 2018, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory reserves estimate in total as of December 29, 2019, would result in a change in reserves of $0.7 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of a store asset group includes stores’ property and equipment, leasehold improvements and operating lease ROU assets. When store asset groups are identified to have potential impairment, we forecast undiscounted cash flows over the store asset group’s remaining lease term and compare the undiscounted cash flows to the carrying amount of the store asset group. In situations where the carrying amount of the store asset group exceeds the undiscounted cash flows, a fair value of the store asset group is determined using discounted cash flow valuation techniques and impairment is recognized when the carrying amount exceeds the fair value.

We determine the sum of the undiscounted cash flows expected to result from the asset group by projecting future revenue, gross margin and operating expense for each store under evaluation for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins, operating expense in relation to the current economic environment and our future expectations, competitive factors in our various markets, inflation, sales trends and other relevant environmental factors that may impact the store under evaluation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

The resulting impairment charge, if any, is allocated to the property and equipment, leasehold improvements and operating lease ROU assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The estimation of the fair value of an ROU asset involves the evaluation of current market value rental amounts for leases associated with ROU assets. The estimates of current market value rental amounts are primarily based on recent observable market rental data of other comparable retail store locations. The fair value of an ROU asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

Our evaluation resulted in impairment charges of $0.5 million and $0.2 million recognized in fiscal 2019 and 2018, respectively, related to certain underperforming stores. These impairment charges represented property and equipment, and leasehold improvements.

Any changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 29, 2019 for those store asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal 2019. Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our long-lived asset impairment charge.

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

In fiscal 2019 and 2018, the impact of inflation and tariffs on products we purchase was minimal. At the end of fiscal 2019, we brought in certain merchandise early in anticipation of future cost increases. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation or tariffs had a material impact on our operating results for the reporting periods.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2019. Based on such evaluation, our CEO and CFO have concluded that, as of December 29, 2019, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2019, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 29, 2019, we maintained effective internal control over financial reporting. As defined in Rule 12b-2 of the Exchange Act, we meet the criteria to be a non-accelerated filer in connection with the preparation of the consolidated financial statements as of December 29, 2019 and, therefore, we are not required to include, and have not included, an attestation report of our independent registered public accounting firm on internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We implemented modifications and additions to internal control over financial reporting related to the accounting for leases that resulted from the adoption of the new lease standard, ASC 842. We implemented a new lease administration and accounting software system, identified existing controls and designed new controls as part of our internal controls over financial reporting to address the changes resulting from the adoption of ASC 842. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2019.

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

Exhibit Number	Exhibit Description

10.21	Big 5 Sporting Goods Corporation 2019 Equity Incentive Plan. (20)

10.22	Form of Stock Option Agreement and Stock Option Grant Notice for use with 2019 Equity and Incentive Plan. (21)

10.23	Form of Restricted Stock Agreement and Restricted Stock Grant Notice for use with 2019 Equity Incentive Plan. (21)

10.24	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice for use with 2019 Equity Incentive Plan. (21)

10.25	Form of Change of Control Severance Agreement, dated as of August 5, 2015. (17)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (9)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (22)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (22)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (22)

32.1	Section 1350 Certification of Chief Executive Officer. (22)

32.2	Section 1350 Certification of Chief Financial Officer. (22)

101.INS	XBRL Instance Document. (22)

101.SCH	XBRL Taxonomy Extension Schema Document. (22)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (22)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (22)

101.LAB	XBRL Taxonomy Label Linkbase Document. (22)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (22)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 5, 2002.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2010.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 3, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 20, 2013.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on October 5, 2017.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(10)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.
(13)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on July 10, 2015.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on October 28, 2015.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 14, 2016.
(19)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on February 28, 2018.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 11, 2019.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on July 31, 2019.
(22)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: February 26, 2020	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	February 26, 2020
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Senior Vice President,	February 26, 2020
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Sandra N. Bane	Director of the Company	February 26, 2020
Sandra N. Bane

/s/ Colleen B. Brown	Director of the Company	February 26, 2020
Colleen B. Brown

/s/ Stephen E. Carley	Director of the Company	February 26, 2020
Stephen E. Carley

/s/ Jennifer H. Dunbar	Director of the Company	February 26, 2020
Jennifer H. Dunbar

/s/ Van B. Honeycutt	Director of the Company	February 26, 2020
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	February 26, 2020
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the fiscal years ended December 29, 2019 and December 30, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the fiscal years ended December 29, 2019 and December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective December 31, 2018, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

February 26, 2020

We have served as the Company’s auditor since 2007.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash	$8,223	$6,765
Accounts receivable, net of allowances of $58 and $28, respectively	13,646	14,184
Merchandise inventories, net	309,315	294,900
Prepaid expenses	9,680	9,224
Total current assets	340,864	325,073
Operating lease right-of-use assets, net	262,588	—
Property and equipment, net	68,414	76,488
Deferred income taxes	13,619	14,543
Other assets, net of accumulated amortization of $2,043 and $1,772, respectively	3,315	3,457
Total assets	$688,800	$419,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,655	$80,613
Accrued expenses	64,935	67,659
Current portion of operating lease liabilities	71,542	—
Current portion of finance lease liabilities	2,678	2,322
Total current liabilities	222,810	150,594
Operating lease liabilities, less current portion	206,806	—
Finance lease liabilities, less current portion	4,787	4,823
Long-term debt	66,559	65,000
Deferred rent, less current portion	—	14,615
Other long-term liabilities	7,466	9,668
Total liabilities	508,428	244,700
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,314,289 and 25,074,307 shares, respectively; outstanding 21,664,076 and 21,424,094 shares, respectively	252	250
Additional paid-in capital	120,054	118,351
Retained earnings	102,593	98,787
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	180,372	174,861
Total liabilities and stockholders' equity	$688,800	$419,561

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 29, 2019	December 30, 2018
Net sales	$996,495	$987,581
Cost of sales	684,473	686,732
Gross profit	312,022	300,849
Selling and administrative expense	297,193	302,076
Operating income (loss)	14,829	(1,227)
Interest expense	3,046	3,374
Income (loss) before income taxes	11,783	(4,601)
Income tax expense (benefit)	3,338	(1,070)
Net income (loss)	$8,445	$(3,531)
Earnings (loss) per share:
Basic	$0.40	$(0.17)
Diluted	$0.40	$(0.17)
Dividends per share	$0.20	$0.50
Weighted-average shares of common stock outstanding:
Basic	21,103	20,977
Diluted	21,149	20,977

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	8,445	—	8,445
Dividends on common stock ($0.20 per share)	—	—	—	(4,300)	—	(4,300)
Issuance of nonvested share awards	308,584	3	(3)	—	—	—
Conversion of vested share units	29,672	—	—	—	—	—
Share-based compensation	—	—	1,926	—	—	1,926
Forfeiture of nonvested share awards	(39,180)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2017	21,345,159	$249	$116,495	$112,424	$(42,099)	$187,069
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	575	—	575
Net loss	—	—	—	(3,531)	—	(3,531)
Dividends on common stock ($0.50 per share)	—	—	—	(10,681)	—	(10,681)
Issuance of nonvested share awards	213,062	2	(2)	—	—	—
Exercise of share option awards	6,564	—	31	—	—	31
Share-based compensation	—	—	2,192	—	—	2,192
Forfeiture of nonvested share awards	(11,600)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(53,343)	(1)	(365)	—	—	(366)
Purchases of treasury stock	(75,748)	—	—	—	(428)	(428)
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Net income (loss)	$8,445	$(3,531)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	19,537	19,538
Impairment of assets	520	848
Share-based compensation	1,926	2,192
Amortization of other assets	271	197
Right-of-use asset gain on disposal	(110)	—
Noncash lease expense	61,244	—
Proceeds from insurance recovery - lost profit margin, inventory and expenses	711	—
Gain on recovery of insurance proceeds - lost profit margin and expenses	(231)	—
Gain on recovery of insurance proceeds - property and equipment	(56)	—
Deferred income taxes	1,046	(578)
Changes in operating assets and liabilities:
Accounts receivable, net	1,334	2,535
Merchandise inventories, net	(15,202)	18,525
Prepaid expenses and other assets	(833)	4,505
Accounts payable	1,050	(16,930)
Operating lease liabilities	(62,966)	—
Accrued expenses and other long-term liabilities	(2,406)	(2,782)
Net cash provided by operating activities	14,280	24,519

Cash flows from investing activities:
Purchases of property and equipment	(9,363)	(15,460)
Proceeds from insurance recovery - property and equipment	167	—
Net cash used in investing activities	(9,196)	(15,460)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	205,088	211,434
Principal payments under revolving credit facility	(203,529)	(191,434)
Changes in book overdraft	1,981	(16,008)
Principal payments under finance lease obligations	(2,547)	(2,033)
Proceeds from exercise of share option awards	—	31
Purchases of treasury stock	—	(428)
Tax withholding payments for share-based compensation	(221)	(366)
Dividends paid	(4,398)	(10,660)
Net cash used in financing activities	(3,626)	(9,464)

Net increase (decrease) in cash	1,458	(405)

Cash at beginning of year	6,765	7,170

Cash at end of year	$8,223	$6,765

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$2,988	$4,685
Property and equipment additions unpaid	$918	$758

Supplemental disclosures of cash flow information:
Interest paid	$2,911	$3,159
Income taxes paid	$2,315	$20

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

The accompanying consolidated financial statements as of December 29, 2019 and December 30, 2018 and for the years ended December 29, 2019 (“fiscal 2019”) and December 30, 2018 (“fiscal 2018”) represent the financial position, results of operations and cash flows of Big 5 Sporting Goods Corporation (the “Company”) and its 100%-owned subsidiary, Big 5 Corp., and Big 5 Corp.’s 100%-owned subsidiary, Big 5 Services Corp, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is a leading sporting goods retailer in the western United States, operating 434 stores and an e-commerce platform as of December 29, 2019. The Company operates as one reportable segment under the “Big 5 Sporting Goods” name and provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp.  Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2019 and 2018 each included 52 weeks.

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

The Company adopted ASC 842 using the modified retrospective approach at the beginning of the first quarter of fiscal 2019, coinciding with the standard’s effective date. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $262.9 million and operating lease liabilities of $279.7 million as of December 31, 2018. These amounts are based on the present value of such commitments using the Company’s incremental borrowing rate (“IBR”), which was determined through the development of a synthetic credit rating. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations, shareholders’ equity or cash flows, and had no material impact on beginning retained earnings in fiscal 2019. The Company has implemented new lease administration and accounting software and has developed and mapped new and existing controls in the context of the Company’s control environment. In addition, the Company completed its evaluation of the practical expedients offered and enhanced disclosures required in ASC 842, as well as identified arrangements that contain embedded leases, among other activities, to account for the adoption of this standard. The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carryforward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU No. 2019-12 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

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

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online. Generally, all revenue is recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since the Company only extends immaterial credit purchases to certain municipalities and local school districts.

As noted in the segment information elsewhere in this Note 2 to the Notes to Consolidated Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	Year Ended
	December 29, 2019	December 30, 2018
	(In thousands)
Hardgoods	$493,749	$495,846
Athletic and sport footwear	279,733	281,004
Athletic and sport apparel	219,066	206,934
Other sales	3,947	3,797
Net sales	$996,495	$987,581

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s consolidated balance sheet as of December 29, 2019. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

The Company recognized $6.6 million and $7.2 million in stored-value card redemption revenue for fiscal 2019 and 2018, respectively. The Company also recognized $0.4 million in stored-value card breakage revenue for fiscal 2019 and 2018. The Company had outstanding stored-value card liabilities of $7.2 million and $7.0 million as of December 29, 2019 and December 30, 2018, respectively, which are included in accrued expenses. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $1.4 million related to estimated sales returns as of December 29, 2019 and December 30, 2018 and recorded, as accrued expense, an allowance for sales returns reserve of $2.7 million and $2.6 million as of December 29, 2019 and December 30, 2018, respectively.

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

Recovery of Insurance Proceeds

In November 2018, one of the Company’s stores was destroyed as a result of a fire and, in the fourth quarter of fiscal 2018, we disposed of assets of $0.6 million in total, of which $0.5 million related to lost inventory and $0.1 million related to lost property and equipment. In fiscal 2019, the Company received a cash insurance recovery of $0.9 million in total, net of the insurance deductible, of which $0.7 million related to the reimbursement of lost profit margin, inventory and expense and $0.2 million related to the reimbursement of lost property and equipment. Accordingly, the Company recognized gains of $0.2 million related to the recovery of lost profit margin and expense and $0.1 million related to the recovery of property and equipment. The reimbursement of lost profit margin, inventory and expense is included in the accompanying consolidated statements of operations as a reduction of cost of goods sold for fiscal 2019, and the reimbursement of lost property and equipment is included in the accompanying consolidated statements of operations as a reduction of selling and administrative expense for fiscal 2019.

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

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $27.8 million and $32.8 million for fiscal 2019 and 2018, respectively. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from certain product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising expense eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $5.1 million for fiscal 2019 and 2018.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 14 to the Notes to Consolidated Financial Statements for a further discussion on share-based compensation.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prepaid Expenses

Prepaid expenses include the prepayment of various operating expenses such as insurance, income and property taxes, software maintenance and supplies, which are expensed when the operating cost is realized.

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

The Company incurs costs to purchase and develop software for internal use. Costs related to the application development stage are capitalized and amortized over the estimated useful life of the software. Costs related to the design or maintenance of internal-use software are expensed as incurred. See Note 3 to the Notes to Consolidated Financial Statements for a further discussion on property and equipment.

Valuation of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of a store asset group includes stores’ property and equipment, leasehold improvements and operating lease ROU assets. The carrying amount of a store asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the store asset group. When stores are identified as having an indicator of impairment, the Company forecasts undiscounted cash flows over the store asset group’s remaining lease term and compares the undiscounted cash flows to the carrying amount of the store asset group. If the store asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as contemplated in ASC 820, Fair Value Measurements.

The Company determines the cash flows expected to result from the store asset group by projecting future revenue, gross margin and operating expense for each store asset group under evaluation for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, and include assumptions about sales growth rates, gross margins and operating expense in relation to the current economic environment and the Company’s future expectations, competitive factors in its various markets, inflation, sales trends and other relevant environmental factors that may impact the store under evaluation. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. If economic conditions deteriorate in the markets in which the Company conducts business, or if other negative market conditions develop, the Company may experience additional impairment charges in the future for underperforming stores.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The resulting impairment charge, if any, is allocated to the property and equipment, leasehold improvements and operating lease ROU assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The individual fair values of the property and equipment and leasehold improvements of the impaired store asset group were not material for fiscal 2019. The estimation of the fair value of an ROU asset involves the evaluation of current market value rental amounts for leases associated with ROU assets. The estimates of current market value rental amounts are primarily based on recent observable market rental data of other comparable retail store locations. The fair value of an ROU asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

In fiscal 2019 and 2018, the Company recognized non-cash impairment charges of $0.5 million and $0.2 million, respectively, related to certain underperforming stores. These impairment charges represented property and equipment and leasehold improvements and are included in selling and administrative expense in the consolidated statements of operations. See Note 4 to the Notes to Consolidated Financial Statements for a further discussion on impairment of assets.

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

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware and distribution center delivery tractors. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the consolidated statement of operations. Variable payments for property taxes, insurance and common area maintenance related to triple net leases are expensed as incurred, and leases with an initial term of 12 months or less, are excluded from minimum lease payments and are not recorded on the balance sheet. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses a collateralized IBR to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis. This analysis considers qualitative and quantitative factors based on guidance provided by a rating agency for the consumer durables industry. The Company adjusts the selected IBR quarterly with a company-specific unsecured yield curve that approximates the Company’s market risk profile. The collateralized IBR is also based upon the estimated impact that the collateral has on the IBR. To account for the collateralized nature of the IBR, the Company utilized a notching method based on notching guidance provided by a rating agency whereby the Company’s base credit rating is notched upward as the yield curve on a secured loan is expected to be lower versus an unsecured loan.

The operating lease ROU asset also includes any prepaid lease payments made and is reduced by lease incentives such as tenant improvement allowances. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

For fiscal 2018, the Company evaluated and classified its leases as either operating or capital leases for financial reporting purposes, in accordance with ASC 840.

Certain of the leases for the Company’s retail store facilities provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. Under both ASC 840 and 842, these contingent rents are expensed as incurred.

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

See Note 7 to the Notes to Consolidated Financial Statements for a further discussion on leases.

Self-Insurance Liabilities

The Company is self-insured for its various insurance risks including its estimated workers’ compensation liability risk in certain states. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s actuarially-estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $10.8 million and $11.7 million as of December 29, 2019 and December 30, 2018, respectively, of which $4.7 million and $5.3 million were recorded as a component of accrued expenses as of December 29, 2019 and December 30, 2018, respectively, and $6.1 million and $6.4 million were recorded as a component of other long-term liabilities as of December 29, 2019 and December 30, 2018, respectively, in the accompanying consolidated balance sheets.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 29, 2019 and December 30, 2018, the Company had no accrued interest or penalties. See Note 9 to the Notes to Consolidated Financial Statements for a further discussion on income taxes.

Treasury Stock Purchases

The Company repurchases its common stock in the open market pursuant to programs approved by its Board of Directors. The Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Company may repurchase its common stock for a variety of reasons, including, among other things, its alternative cash requirements, existing business conditions and the current market price of its stock. However, the timing and amount of such purchases, if any, would be at the discretion of management and the Board of Directors. The Company repurchased no shares of common stock in fiscal 2019 and repurchased 75,748 shares of common stock for $0.4 million in fiscal 2018. As of December 29, 2019, a total of $15.3 million remained available for share repurchases under its current share repurchase program.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 40.5% of total purchases in fiscal 2019. One vendor represented greater than 5% of total purchases, at 9.8%, in fiscal 2019. A significant portion of the Company’s inventory is manufactured abroad in China and other countries. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of the Coronavirus respiratory illness identified in Wuhan, China, and other  economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Furniture and equipment	$138,241	$137,881
Leasehold improvements	167,965	165,979
Internal-use software	36,332	35,810
Land	2,750	2,750
Building	1,775	1,775
	347,063	344,195
Accumulated depreciation and amortization (1)	(279,796)	(268,544)
	67,267	75,651
Assets not placed into service	1,147	837
Property and equipment, net	$68,414	$76,488

(1)	Includes accumulated amortization for internal-use software development costs of $28.9 million and $26.3 million as of December 29, 2019 and December 30, 2018, respectively.

Depreciation expense associated with property and equipment, including assets leased under finance leases, was $6.8 million and $7.6 million for fiscal 2019 and 2018, respectively. Amortization expense for leasehold improvements was $9.7 million for fiscal 2019 and 2018, respectively. Amortization expense for internal-use software was $3.0 million and $2.2 million for fiscal 2019 and 2018, respectively. The gross cost of equipment under finance leases, included above, was $12.1 million and $12.9 million as of December 29, 2019 and December 30, 2018, respectively. The accumulated depreciation related to these finance leases was $4.8 million and $5.9 million as of December 29, 2019 and December 30, 2018, respectively.

In the fourth quarter of fiscal 2018, the Company completed the purchase of a parcel of land with an existing building adjacent to its corporate headquarters location, including a parking lot currently used by the Company, for $4.5 million, of which $2.7 million and $1.8 million were apportioned to land and building, respectively, based upon recent assessments.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)	Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets subject to the Company’s evaluation totaled $68.4 million and $76.5 million for property and equipment as of December 29, 2019 and December 30, 2018, respectively, and $262.6 million for ROU assets as of December 29, 2019. In fiscal 2019 and 2018, the Company recognized non-cash impairment charges of $0.5 million and $0.2 million, respectively, related to certain underperforming stores. These impairment charges represented property and equipment and leasehold improvements and are included in selling and administrative expense in the consolidated statements of operations. The lower-than-expected sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. An impairment charge was not allocated to the ROU asset because the fair value of the ROU asset exceeded its carrying value.

In the fourth quarter of fiscal 2018, the Company recognized an impairment charge of $0.6 million related to certain software as a service (“SaaS”) implementation costs for a project that the Company discontinued in December 2018, which coincided with the cease-use date. On the cease-use date, the Company recorded a liability of $1.1 million for contract termination costs associated with the continuance of costs to be incurred for the remainder of the software as a service contract term. The impairment charge was included in selling and administrative expense in the accompanying consolidated statement of operations, and the corresponding write-down of capitalized SaaS implementation costs was recognized as a reduction to other assets in the accompanying consolidated balance sheet. The contract termination costs were included in selling and administrative expense in the accompanying consolidated statement of operations, the current portion of the liability for contract termination costs was included in accrued expenses and the non-current portion was included in other long-term liabilities in the accompanying consolidated balance sheet. In the second quarter of fiscal 2019, the Company negotiated a favorable settlement gain from this contract and recorded a reduction of $1.1 million in selling and administrative expense in the accompanying consolidated statement of operations.

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

As of December 29, 2019 and December 30, 2018, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores and, as of December 30, 2018, a contract termination liability for the continuance of costs to be incurred under a contract without economic benefit related to a discontinued software project. As discussed in Note 4 to the Notes to Consolidated Financial Statements, the Company estimated the fair values of these long-lived assets, excluding the software contract termination liability, based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820, Fair Value Measurement.

(6)	Accrued Expenses

The major components of accrued expenses are as follows:

	December 29, 2019	December 30, 2018
	(In thousands)
Payroll and related expense	$23,433	$22,348
Sales tax	9,607	10,198
Occupancy expense	9,503	11,220
Other	22,392	23,893
Accrued expenses	$64,935	$67,659

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)	Lease Commitments

The Company’s operating leases have remaining reasonably certain lease terms of up to 13 years, which typically include options to extend the leases for up to 5 years. The Company’s finance leases have remaining reasonably certain lease terms of up to 5 years.

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to ROU assets and operating lease liabilities of $262.9 million and $279.7 million, respectively, as of December 31, 2018. The difference between the ROU assets and operating lease liabilities at transition primarily represented existing deferred rent and tenant improvement allowances, which were derecognized, and existing prepaid rent balances. The Company derecognized deferred rent and tenant improvement allowances of $9.2 million and $7.6 million, respectively, in connection with the non-cash transitional adjustment recorded upon adoption. As a result of adopting ASC 842, the Company also recorded a decrease to retained earnings, which the Company did not consider material, of $0.3 million, net of tax, as of December 31, 2018, reflecting the cumulative effect related to store asset impairment. The adoption of this standard did not materially impact the Company’s consolidated net earnings, shareholders’ equity or cash flows.

The Company recorded a non-cash increase of $60.5 million to ROU assets, including $0.8 million of tenant allowances recognized in fiscal 2019.

Certain of the leases for the Company’s retail store facilities provide for variable payments for property taxes, insurance and common area maintenance payments related to triple net leases, rental payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease, or rental payments that are adjusted periodically for inflation. The Company recognizes variable lease expense for these leases in the period incurred which, for contingent rent, begins in the period in which it becomes probable that the specified target that triggers the variable lease payments will be achieved. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In the fourth quarter of fiscal 2016, the Company entered into an assignment agreement for a certain store lease. In consideration for the assignment, the Company received an assignment fee of $4.3 million. The assignment is accounted for as a sublease arrangement and the assignment fee has been deferred into accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets. The remaining balance of this deferred lease revenue as of the end of fiscal 2019 was $1.0 million, which will be recognized ratably into revenue over the remaining lease term of approximately 13 months.

In accordance with ASC 842, the components of lease expense were as follows:

Year Ended
December 29, 2019
(In thousands)
Lease expense:
Amortization of right-of-use assets	$2,673
Interest on lease liabilities	378
Finance lease expense	3,051
Operating lease expense	80,470
Variable lease expense	15,515
Sublease income	(1,158)
Total lease expense	$97,878

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, other information related to leases was as follows:

Year Ended
December 29, 2019
(In thousands)
Operating cash flows from operating leases	$82,200
Operating cash flows from finance leases	377
Financing cash flows from finance leases	2,547
Cash paid for amounts included in the measurement of lease liabilities	$85,124

Right-of-use assets obtained in exchange for new finance lease liabilities	$3,123
Right-of-use assets obtained in exchange for new operating lease liabilities	$60,548

In accordance with ASC 842, maturities of finance and operating lease liabilities as of December 29, 2019 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2020	$3,164	$87,001
2021	2,193	66,849
2022	1,745	54,137
2023	942	40,740
2024	—	31,415
Thereafter	—	47,881
Undiscounted cash flows	$8,044	$328,023
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.1 years	5.2 years
Weighted-average discount rate	4.7%	6.3%
Present values	$7,465	$278,348
Lease liabilities - current	2,678	71,542
Lease liabilities - long-term	4,787	206,806
Lease liabilities - total	$7,465	$278,348
Difference between undiscounted and discounted cash flows	$579	$49,675

In accordance with ASC 840, rent expense for operating leases consisted of the following:

Year Ended
December 30, 2018
(In thousands)
Rent expense	$77,362
Contingent rent	315
Total rent expense	$77,677

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of December 30, 2018 were as follows:

Year Ending:	Capital Leases	Operating Leases	Total
	(In thousands)
2019	$2,668	$81,876	$84,544
2020	2,179	70,657	72,836
2021	1,472	54,863	56,335
2022	1,057	42,267	43,324
2023	539	31,241	31,780
Thereafter	—	54,386	54,386
Total minimum lease payments (1)	7,915	$335,290	$343,205
Imputed interest	(770)
Present value of minimum lease payments	$7,145

(1)	Minimum lease payments have not been reduced by sublease rentals of $0.3 million due in the future under non-cancelable subleases.

(8)	Long-Term Debt

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

The commitment fee assessed on the unused portion of the Credit Facility was 0.20% per annum.

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

As of December 29, 2019 and December 30, 2018, the Company had long-term revolving credit borrowings outstanding bearing interest at either LIBO or the prime lending rates as follows:

	December 29, 2019	December 30, 2018
	(Dollars in thousands)
LIBO rate	$60,000	$65,000
Prime rate	6,559	—
Total borrowings	$66,559	$65,000

LIBO rate	1.8%	2.5%
Prime rate	4.8%	5.5%
Average interest rate	3.8%	3.4%
Year-end interest rate	3.6%	4.0%

Total remaining borrowing availability, after subtracting letters of credit, was $72.7 million and $74.5 million as of December 29, 2019 and December 30, 2018, respectively, and letter of credit commitments were $0.7 million and $0.5 million as of December 29, 2019 and December 30, 2018, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9)	Income Taxes

Total income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2019:
Federal	$1,746	$541	$2,287
State	546	505	1,051
	$2,292	$1,046	$3,338
Fiscal 2018:
Federal	$(371)	$(867)	$(1,238)
State	(122)	290	168
	$(493)	$(577)	$(1,070)

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Year Ended
	December 29, 2019	December 30, 2018
	(In thousands)
Tax expense (benefit) at statutory rate	$2,474	$(966)
Tax credits	(323)	(333)
Change in valuation allowance	—	265
State tax expense (benefit), net of federal tax effect	626	(249)
Write-offs related to nonvested share awards	393	227
Change in apportionment and other rate adjustments	104	(196)
Nondeductible expenses	102	141
Other	(38)	41
	$3,338	$(1,070)

The provision for income taxes for fiscal 2018 included charges of $0.3 million, excluding the federal income tax benefit, to record a valuation allowance related to unused California Enterprise Zone Tax Credits.

Deferred tax assets and liabilities as of December 29, 2019 and December 30, 2018 are tax-effected based on the federal and state corporate income tax rates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 29, 2019	December 30, 2018
	(In thousands)
Deferred tax assets:
Deferred rent	$4,322	$4,695
Employee benefit-related liabilities	2,621	2,717
Insurance liabilities	2,495	2,673
Merchandise inventory	1,624	1,933
Basis difference in fixed assets	1,495	252
California Enterprise Zone Tax Credits	1,395	1,456
Gift card liability	1,125	1,009
Share-based compensation	797	930
Allowance for sales returns	350	323
Deferred lease revenue	280	542
Asset retirement obligation asset accrual	173	191
Other deferred tax assets	248	963
Gross deferred tax assets	16,925	17,684
Less: Valuation allowance	(1,212)	(1,212)
Deferred tax assets, net of valuation allowance	15,713	16,472
Deferred tax liabilities:
Federal liability on state deferred tax assets	(1,063)	(1,162)
Prepaid expense	(759)	(502)
SaaS implementation costs	(272)	(229)
Other deferred tax liabilities	—	(36)
Deferred tax liabilities	(2,094)	(1,929)
Net deferred tax assets	$13,619	$14,543

As of fiscal 2019 and 2018, the Company maintained a valuation allowance of $1.2 million related to unused California Enterprise Zone Tax Credits, which the Company will not be able to carry forward beyond 2024 as a result of California’s termination of this program. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, except as noted above, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced. Certain prior period amounts were reclassified to conform with current period presentation requirements.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2016 and after, and state and local income tax returns are open for fiscal years 2015 and after.

As of December 29, 2019 and December 30, 2018, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense.  As of December 29, 2019 and December 30, 2018, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	December 29, 2019	December 30, 2018
	(In thousands, except per share data)
Net income (loss)	$8,445	$(3,531)
Weighted-average shares of common stock outstanding:
Basic	21,103	20,977
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	46	—
Diluted	21,149	20,977
Basic earnings (loss) per share	$0.40	$(0.17)
Diluted earnings (loss) per share	$0.40	$(0.17)
Antidilutive share option awards excluded from diluted calculation	499	290
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	457	403

The computation of diluted earnings per share for fiscal 2019 does not include certain share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for fiscal 2018 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive.

Additionally, the computation of diluted earnings per share for fiscal 2019 does not include certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for fiscal 2018 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive.

(11)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees.  Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $2.2 million and $1.5 million for fiscal 2019 and 2018, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(12)	Related Party Transactions

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During each of fiscal 2019 and 2018, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million in fiscal 2019 and 2018, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company had a recorded liability of $1.0 million and $1.1 million as of December 29, 2019 and December 30, 2018, respectively. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities in the accompanying consolidated balance sheets.

(13)	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(14)	Share-Based Compensation Plans

2019 Equity Incentive Plan

In April 2019, the Company adopted the 2019 Equity Incentive Plan (“2019 Plan”), which replaced the Company’s Amended and Restated 2007 Equity and Performance Incentive Plan (the “Prior Plan”). Awards under the 2019 Plan may consist of share option awards (both incentive share option awards and non-qualified share option awards), stock appreciation rights, nonvested share awards, other stock unit awards or dividend equivalents. In the past, share option awards issued by the Company have typically been non-qualified share option awards, while nonvested share awards and nonvested share unit awards issued by the Company have typically been based on the attainment of service-only conditions. Upon the adoption of the 2019 Plan, the Company stopped issuing awards under the Prior Plan, although the Company will continue to honor any outstanding awards under the Prior Plan.

The 2019 Plan (i) permits the Company to issue a maximum of 3,848,803 shares of the Company’s common stock (representing an increase of 3,300,000 over the 548,803 shares of the Company’s common stock available for issuance under the Prior Plan as of April 11, 2019) plus the number of any additional shares that may thereafter become available as a result of the forfeiture, expiration or other cancellation of awards under any prior plans; and (ii) expires on April 11, 2029.

Any share option awards or stock appreciation rights shall be counted against this limit as one share for every one share granted. Any shares that are subject to awards other than share option awards or stock appreciation rights (including shares delivered on the settlement of dividend equivalents) shall be counted against this limit as 2.5 shares for every one share granted. The aggregate number of shares available under the 2019 Plan and the number of outstanding share option awards will be increased or decreased to reflect any changes in the outstanding common stock of the Company by reason of any recapitalization, spin-off, reorganization, reclassification, stock dividend, stock split, reverse stock split, or similar transaction.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. As of December 29, 2019, 3,580,247 shares remained available for future grant and 523,150 share option awards, 532,524 nonvested share awards and 75,413 nonvested share unit awards remained outstanding.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2019 and 2018 was $1.9 million and $2.2 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million in fiscal 2019 and 2018 and compensation expense recognized in selling and administrative expense was $1.8 million and $2.1 million in fiscal 2019 and 2018, respectively. The recognized tax benefit related to compensation expense for fiscal 2019 and 2018 was $0.5 million and $0.5 million, respectively. Net income for fiscal 2019 and net loss for fiscal 2018 reflects the net-of-tax charge of $1.4 million and $1.7 million, respectively, or $0.07 and $0.08 per basic and diluted share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 263,800 share option awards with a weighted-average grant-date fair value of $1.30 per share option award in fiscal 2019, and granted 254,900 share option awards with a weighted-average grant-date fair value of $1.24 per share option award in fiscal 2018.

The following table details the Company’s share option awards activity for the current fiscal year:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	362,310	$7.51
Granted	263,800	3.92
Forfeited or Expired	(102,960)	6.43
Outstanding at December 29, 2019	523,150	$5.91	8.25	$17,500
Exercisable at December 29, 2019	111,499	$9.82	6.27	$—
Vested and Expected to Vest at December 29, 2019	513,914	$5.94	8.24	$17,158

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $3.02 per share as of December 29, 2019, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

No share option awards were exercised in fiscal 2019.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2018 was approximately $10,000, $31,000 and $2,000, respectively.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	December 29, 2019	December 30, 2018
Risk-free interest rate	2.5%	2.6%
Expected term	5.7 years	5.1 years
Expected volatility	53.0%	48.0%
Expected dividend yield	5.2%	9.5%

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

As of December 29, 2019, there was $0.4 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.8 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. In January 2019, the Company delivered 29,672 vested shares, which included dividend reinvestments, for two Board members whose service terminated in fiscal 2018. Outstanding nonvested share awards and nonvested share unit awards accrue dividends at the same rate as dividends paid to the Company’s shareholders. Accrued dividends on nonvested share awards are paid upon vesting of the underlying shares, and accrued dividends on nonvested share unit awards are reinvested into additional nonvested share unit awards and are settled at the same time as the underlying share unit awards. The total fair value of nonvested share awards which vested during fiscal 2019 and 2018 was $0.6 million and $1.0 million, respectively. The total fair value of nonvested share unit awards which vested during fiscal 2019 and 2018 was $0.2 million and $0.3 million, respectively.

The Company granted 308,584 nonvested share awards with a weighted-average grant-date fair value of $3.34 per share award in fiscal 2019 and granted 213,062 nonvested share awards with a weighted-average grant-date fair value of $6.99 per share award in fiscal 2018.

The following table details the Company’s nonvested share awards activity for the current fiscal year:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	434,292	$10.42
Granted	308,584	3.34
Vested	(171,172)	11.00
Forfeited	(39,180)	7.69
Balance at December 29, 2019	532,524	$6.33

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2019, the Company withheld 59,094 common shares with a total value of $0.2 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

As of December 29, 2019, dividends accrued but not paid related to nonvested share awards were $0.1 million.

The Company granted 72,464 nonvested share unit awards with a weighted-average grant-date fair value of $2.07 per share unit award in fiscal 2019 and granted 34,884 nonvested share unit awards with a weighted-average grant-date fair value of $8.60 per share unit award in fiscal 2018. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share unit awards activity for the current fiscal year:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 30, 2018	26,163	$7.81
Granted	72,464	2.07
Dividend reinvestments	11,894	2.53
Vested	(17,442)	8.60
Dividend reinvestments vested	(8,945)	2.54
Forfeited	(8,721)	8.60
Balance at December 29, 2019	75,413	$1.81

As of December 29, 2019, there were 119,318 cumulative nonvested share unit awards remaining that previously vested and are no longer outstanding, of which 28,076 of these awards represented cumulative dividend reinvestments. These cumulative nonvested share unit awards are deliverable to the holders upon termination of their service.

As of December 29, 2019, there was $2.1 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.1 years and 0.4 years for nonvested share awards and nonvested share unit awards, respectively.

(15)	Subsequent Event

In the first quarter of fiscal 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 20, 2020 to stockholders of record as of March 6, 2020.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
December 29, 2019
Allowance for doubtful receivables	$28	$48		$(18)	$58
Allowance for sales returns	$2,576	$126	(1)	$—	$2,702
Inventory reserves	$6,432	$5,019		$(4,655)	$6,796
December 30, 2018
Allowance for doubtful receivables	$79	$20		$(71)	$28
Allowance for sales returns	$2,368	$208	(1)	$—	$2,576
Inventory reserves	$5,850	$5,102		$(4,520)	$6,432

(1)	Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II