Form 10-Q
period 2020-03-29
BIG 5 SPORTING GOODS Corp
filed 2020-05-28
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 21,830,003 shares of common stock, with a par value of $0.01 per share outstanding as of May 20, 2020.

Explanatory Note

The impact caused by the novel coronavirus (“COVID-19”) pandemic has led to disruptions in the day-to-day activities for Big 5 Sporting Goods Corporation (“we” or “our”), including reduced staffing levels and limited access to facilities and certain technology systems that we rely on to timely prepare our interim financial information. These disruptions required additional time to develop and process our financial information as well as prepare required disclosures related to the impact of COVID-19 and delayed our ability to complete our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020 (“Quarterly Report”). As a result, we relied on the Securities and Exchange Commission’s Orders under Section 36 of the Securities and Exchange Act of 1934, as amended, dated March 4, 2020 and March 25, 2020 (Release Nos. 34-88318 and 34-88465) to delay the filing of this Quarterly Report.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 29, 2020	December 29, 2019
ASSETS
Current assets:
Cash	$44,203	$8,223
Accounts receivable, net of allowances of $64 and $58, respectively	7,834	13,646
Merchandise inventories, net	312,347	309,315
Prepaid expenses	8,129	9,680
Total current assets	372,513	340,864
Operating lease right-of-use assets, net	269,996	262,588
Property and equipment, net	66,347	68,414
Deferred income taxes	12,974	13,619
Other assets, net of accumulated amortization of $2,126 and $2,043, respectively	3,273	3,315
Total assets	$725,103	$688,800
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,244	$83,655
Accrued expenses	53,111	64,935
Current portion of operating lease liabilities	71,969	71,542
Current portion of finance lease liabilities	2,522	2,678
Total current liabilities	200,846	222,810
Operating lease liabilities, less current portion	213,336	206,806
Finance lease liabilities, less current portion	3,978	4,787
Long-term debt	124,275	66,559
Other long-term liabilities	7,610	7,466
Total liabilities	550,045	508,428
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,487,561 and 25,314,289 shares, respectively; outstanding 21,837,348 and 21,664,076 shares, respectively	254	252
Additional paid-in capital	120,430	120,054
Retained earnings	96,901	102,593
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	175,058	180,372
Total liabilities and stockholders' equity	$725,103	$688,800

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Net sales	$217,736	$245,286
Cost of sales	153,181	169,410
Gross profit	64,555	75,876
Selling and administrative expense	71,370	72,611
Operating (loss) income	(6,815)	3,265
Interest expense	735	776
(Loss) income before taxes	(7,550)	2,489
Income tax (benefit) expense	(2,939)	825
Net (loss) income	$(4,611)	$1,664
(Loss) earnings per share:
Basic	$(0.22)	$0.08
Diluted	$(0.22)	$0.08
Weighted-average shares of common stock outstanding:
Basic	21,149	21,029
Diluted	21,149	21,054

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended March 29, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net loss	—	—	—	(4,611)	—	(4,611)
Dividends on common stock ($0.05 per share)	—	—	—	(1,081)	—	(1,081)
Issuance of nonvested share awards	241,600	2	(2)	—	—	—
Share-based compensation	—	—	475	—	—	475
Forfeiture of nonvested share awards	(3,755)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of March 29, 2020	21,837,348	$254	$120,430	$96,901	$(42,527)	$175,058

	13 Weeks Ended March 31, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	1,664	—	1,664
Dividends on common stock ($0.05 per share)	—	—	—	(1,068)	—	(1,068)
Issuance of nonvested share awards	265,792	3	(3)	—	—	—
Share-based compensation	—	—	538	—	—	538
Forfeiture of nonvested share awards	(6,320)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of March 31, 2019	21,624,472	$252	$118,666	$99,044	$(42,527)	$175,435

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net (loss) income	$(4,611)	$1,664
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	4,606	4,932
Share-based compensation	475	538
Amortization of other assets	83	65
ROU asset gain on disposal	—	(110)
Noncash lease expense	15,792	13,911
Deferred income taxes	645	624
Changes in operating assets and liabilities:
Accounts receivable, net	5,812	3,441
Merchandise inventories, net	(3,032)	(1,339)
Prepaid expenses and other assets	1,510	1,853
Accounts payable	1,589	13,219
Operating lease liabilities	(16,243)	(19,001)
Accrued expenses and other long-term liabilities	(11,928)	(7,257)
Net cash (used in) provided by operating activities	(5,302)	12,540

Cash flows from investing activities:
Purchases of property and equipment	(2,342)	(1,522)
Net cash used in investing activities	(2,342)	(1,522)

Cash flows from financing activities:
Borrowings under revolving credit facility	116,913	43,826
Payments under revolving credit facility	(59,197)	(63,415)
Changes in book overdraft	(11,852)	9,413
Principal payments under finance lease liabilities	(951)	(866)
Tax withholding payments for share-based compensation	(97)	(221)
Dividends paid	(1,192)	(1,221)
Net cash provided by (used in) financing activities	43,624	(12,484)

Net increase (decrease) in cash	35,980	(1,466)

Cash at beginning of period	8,223	6,765

Cash at end of period	$44,203	$5,299

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$—	$864
Property and equipment additions unpaid	$931	$761
Supplemental disclosures of cash flow information:
Interest paid	$772	$762

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of March 29, 2020. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2019 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2020 is comprised of 53 weeks and ends on January 3, 2021. Fiscal year 2019 was comprised of 52 weeks and ended on December 29, 2019. The first three quarters in fiscal 2020 are each comprised of 13 weeks, and the fourth quarter of fiscal 2020 is comprised of 14 weeks. The four quarters of fiscal 2019 were each comprised of 13 weeks.

Recently Adopted Accounting Updates

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the impact from this standard was immaterial.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and can be adopted either prospectively or retrospectively. Accordingly, the Company adopted the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the impact from this standard was immaterial.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 in the first quarter of fiscal 2020 and expects the impact from this standard to be immaterial.

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

COVID-19 Impact on Concentration of Risk

The novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine.

 The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company has since been able to gradually reopen all of its store locations in some capacity based on qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas, with approximately 12% of the Company’s stores operating for curbside business only as of May 26, 2020 in response to state and local shelter orders. The temporary closure of additional stores may be required if additional orders are issued. Additionally, the shelter orders that remain in place in the Company’s market areas have negatively impacted customer traffic into the stores that the Company currently operates. The Company also has implemented reduced store hours for open stores and has limited the number of customers in its stores at any one time. As a result of the reduced customer traffic and sales, and in an effort to preserve capital, the Company has implemented workforce reductions throughout the organization, suspended normal annual salary increases and reduced advertising and planned capital spending in fiscal 2020. The Company has also reduced merchandise inventory orders, which could impact product availability in the Company’s stores and sales in future periods. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19 has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from China. To the extent one or more vendors is negatively impacted by COVID-19, including due to the closure of those vendors’ distribution centers or manufacturing facilities, the Company may be unable to maintain delivery schedules or adequate inventory in its stores.

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 29, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Hardgoods	$108,774	$103,436
Athletic and sport footwear	57,498	71,213
Athletic and sport apparel	49,128	68,553
Other sales	2,336	2,084
Net sales	$217,736	$245,286

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 weeks ended March 29, 2020 and March 31, 2019.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company recognized $1.9 million and $2.1 million in stored-value card redemption revenue for the 13 weeks ended March 29, 2020 and March 31, 2019, respectively. The Company also recognized $0.1 million in stored-value card breakage revenue for the 13 weeks ended March 29, 2020 and March 31, 2019. The Company had outstanding stored-value card liabilities of $6.4 million and $7.2 million as of March 29, 2020 and December 29, 2019, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.8 million and $1.4 million related to estimated sales returns as of March 29, 2020 and December 29, 2019, respectively, and recorded, in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets, an allowance for sales returns reserve of $1.4 million and $2.7 million as of March 29, 2020 and December 29, 2019, respectively.

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

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of a store asset group includes stores’ property and equipment, leasehold improvements and operating lease right-of-use (“ROU”) assets. The carrying amount of a store asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the store asset group. When stores are identified as having an indicator of impairment, the Company forecasts undiscounted cash flows over the store asset group’s remaining lease term and compares the undiscounted cash flows to the carrying amount of the store asset group. If the store asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as contemplated in ASC 820, Fair Value Measurements.

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

The Company did not recognize any impairment charges in the first quarter of fiscal 2020 or 2019.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the interim unaudited condensed consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statement of operations. Variable payments for property taxes, insurance and common area maintenance related to triple net leases are expensed as incurred, and leases with an initial term of 12 months or less, are excluded from minimum lease payments and are not recorded on the balance sheet. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate (“IBR”) to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis. This analysis considers qualitative and quantitative factors based on guidance provided by a rating agency for the consumer durables industry. The Company adjusts the selected IBR quarterly with a company-specific unsecured yield curve that approximates the Company’s market risk profile. The collateralized IBR is also based upon the estimated impact that the collateral has on the IBR. To account for the collateralized nature of the IBR, the Company utilized a notching method based on notching guidance provided by a rating agency whereby the Company’s base credit rating is notched upward as the yield curve on a secured loan is expected to be lower versus an unsecured loan.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Certain of the leases for the Company’s retail store facilities provide for payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. Under ASC 842, these contingent rents are expensed as they accrue.

In response to the large volume of anticipated lease concessions to be granted related to the effects of the COVID-19 pandemic, and the resultant expected cost and complexity of applying the lease modification requirements in ASC 842, the FASB issued Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic, in April 2020 as interpretive guidance to provide clarity in response to the crisis. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in ASC 842 to those contracts.

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company will account for payment reductions as reductions to lease expense and will account for payment deferrals as if no changes to the lease contract were made while continuing to recognize expense during the deferral period. There were no lease concessions recorded in the first quarter of fiscal 2020.

See Note 5 to the Interim Financial Statements for a further discussion on leases.

(3)	Fair Value Measurements

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the revolving credit facility (the “Credit Facility”) approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

As of March 29, 2020 and December 29, 2019, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820.

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	March 29, 2020	December 29, 2019
	(In thousands)
Payroll and related expense	$17,661	$23,433
Occupancy expense	10,109	9,503
Sales tax	6,322	9,607
Other	19,019	22,392
Accrued expenses	$53,111	$64,935

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5)	Lease Commitments

The Company adopted ASC 842 as of December 31, 2018, using the modified retrospective approach and applying transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, results and disclosures for the reporting periods beginning on December 31, 2018 are reported and presented under ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU assets of $262.9 million and operating lease liabilities of $279.7 million as of December 31, 2018. The adoption of this standard did not have a material impact on the Company’s interim unaudited condensed consolidated statements of operations, shareholders’ equity or cash flows, and had no material impact on beginning retained earnings in fiscal 2019. Additionally, the Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets.

The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware and distribution center delivery tractors and equipment, and accounts for these leases in accordance with ASC 842.

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

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$722	$680
Interest on lease liabilities	89	100
Finance lease expense	811	780
Operating lease expense	20,287	19,825
Variable lease expense (1)	4,124	4,227
Sublease income	(293)	(316)
Total lease expense	$24,929	$24,516

(1)

Subsequent to the issuance of the Company’s Interim Financial Statements as of March 31, 2019, management identified an immaterial correction related to the disclosure of certain variable lease payments. Variable lease expense for the 13 weeks ended March 31, 2019 did not previously include $4.1 million of variable lease payments for property taxes, insurance and common area maintenance related to triple net leases. Management corrected the disclosure related to variable lease expense in the table above for the 13 weeks ended March 31, 2019 and, except for this change, the correction had no impact upon the Company’s Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, other information related to leases was as follows:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Operating cash flows from operating leases	$20,742	$24,914
Operating cash flows from finance leases	112	100
Financing cash flows from finance leases	951	866
Cash paid for amounts included in the measurement of lease liabilities	$21,805	$25,880

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$864
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,282	$5,833
Weighted-average remaining lease term—finance leases	3.0 years	3.4 years
Weighted-average remaining lease term—operating leases	5.2 years	5.3 years
Weighted-average discount rate—finance leases	4.7%	5.8%
Weighted-average discount rate—operating leases	6.1%	6.5%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of March 29, 2020 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2020 (remaining nine months)	$2,112	$67,806
2021	2,188	71,402
2022	1,740	59,060
2023	920	45,409
2024	—	36,486
Thereafter	—	53,850
Undiscounted cash flows	$6,960	$334,013
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.0 years	5.2 years
Weighted-average discount rate	4.7%	6.1%
Present values	$6,500	$285,305
Lease liabilities - current	2,522	71,969
Lease liabilities - long-term	3,978	213,336
Lease liabilities - total	$6,500	$285,305
Difference between undiscounted and discounted cash flows	$460	$48,708

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Long-Term Debt

On October 18, 2010, the Company, Big 5 Corp. and Big 5 Services Corp. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011, December 19, 2013 and September 29, 2017 (as so amended, the “Credit Agreement”), and has a maturity date of September 29, 2022.

The Credit Agreement provides for a Credit Facility with an aggregate committed availability of up to $140.0 million, which amount may be increased (“accordion feature”) at the Company’s option up to a maximum of $165.0 million. As further discussed in Note 11 to the Interim Financial Statements, on March 30, 2020 the Company exercised the accordion feature of the Credit Agreement and increased the aggregate committed availability under the Credit Facility to $165.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Agreement includes a provision which permits the Company to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. The Credit Facility includes a $25.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic. On March 27, 2020, to support the Company’s liquidity in response to COVID-19, the Company increased borrowings under its $140.0 million Credit Facility to $124.3 million.

As of March 29, 2020, the Company had long-term revolving credit borrowings of $124.3 million and letter of credit commitments of $0.7 million outstanding, compared with borrowings of $66.6 million and letter of credit commitments of $0.7 million as of December 29, 2019. Total remaining borrowing availability, after subtracting letters of credit, was $15.0 million and $72.7 million as of March 29, 2020 and December 29, 2019, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. As of March 29, 2020 and December 29, 2019, the Company had a valuation allowance for deferred income tax assets of $1.2 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2016 and after, and state and local income tax returns are open for fiscal years 2015 and after.

The provision for income taxes for the 13 weeks ended March 29, 2020 and March 31, 2019 reflects the write-off of deferred tax assets of $0.4 million and $0.3 million, respectively, related to share-based compensation.

On March 27, 2020, the Federal government enacted the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide relief from the impact of COVID-19. Among other relief, the CARES Act allows companies with a net operating loss (“NOL”) in either 2018, 2019 or 2020 to carry back those losses five years. As a result, the Company amended its 2018 income tax return to carry back its 2018 NOL to a period with a higher statutory tax rate in effect at that time, and recorded a related income tax refund receivable of $2.1 million in accounts receivable in the accompanying interim unaudited condensed consolidated balance sheet as of March 29, 2020.

As of March 29, 2020 and December 29, 2019, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of March 29, 2020 and December 29, 2019, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
	(In thousands, except per share data)
Net (loss) income	$(4,611)	$1,664
Weighted-average shares of common stock outstanding:
Basic	21,149	21,029
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	—	25
Diluted	21,149	21,054
Basic (loss) earnings per share	$(0.22)	$0.08
Diluted (loss) earnings per share	$(0.22)	$0.08
Antidilutive share option awards excluded from diluted calculation	602	422
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	554	406

The computation of diluted earnings per share for the 13 weeks ended March 29, 2020 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for the 13 weeks ended March 31, 2019 does not include certain share option awards that were outstanding and antidilutive, since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

The computation of diluted earnings per share for the 13 weeks ended March 29, 2020 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for the 13 weeks ended March 31, 2019 does not include certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

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

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of March 29, 2020, 2,718,945 shares remained available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million in share-based compensation expense for the 13 weeks ended March 29, 2020 and March 31, 2019.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first quarter of fiscal 2020, the Company granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per option. In the first quarter of fiscal 2019, the Company granted 243,800 share option awards with a weighted-average grant-date fair value of $1.36 per option.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2019	523,150	$5.91
Granted	257,000	2.23
Forfeited or Expired	(1,250)	6.20
Outstanding at March 29, 2020	778,900	$4.70	8.65	$—
Exercisable at March 29, 2020	215,047	$7.55	7.23	$—
Vested and Expected to Vest at March 29, 2020	762,840	$4.73	8.63	$—

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $1.21 as of March 29, 2020, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Risk-free interest rate	0.9%	2.6%
Expected term	5.7 years	5.7 years
Expected volatility	63.0%	53.0%
Expected dividend yield	—	4.9%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate. In order to support its liquidity initiatives throughout the organization as a result of the COVID-19 outbreak, the Company’s Board of Directors suspended its quarterly cash dividend until further notice. Due to the uncertainty of future dividend payments as of March 29, 2020, the Company did not estimate an expected dividend yield assumption for share option awards granted in the first quarter of fiscal 2020.

As of March 29, 2020, there was $0.7 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.2 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Shares issuable related to nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2020 and 2019 was $0.3 million and $0.7 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2020 or 2019.

The Company granted 241,600 and 236,120 nonvested share awards in the first quarter of fiscal 2020 and 2019, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2020 and 2019 was $1.50 and $3.73, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	532,524	$6.33
Granted	241,600	1.50
Vested	(167,960)	8.51
Forfeited	(3,755)	7.16
Balance at March 29, 2020	602,409	$3.78

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2020, the Company withheld 64,573 common shares with a total value of $0.1 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	75,413	$1.81
Dividend reinvestments	10,940	3.23
Dividend reinvestments vested	(6,703)	3.23
Balance at March 29, 2020	79,650	$1.89

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of March 29, 2020, there was $2.0 million and $29,000 of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.8 and 0.2 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic. Beginning on March 20, 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company has since been able to gradually reopen all of its store locations in some capacity based on qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas, with approximately 12% of the Company’s stores operating for curbside business only as of May 26, 2020 in response to state and local shelter orders. The Company also has implemented reduced store hours for its open stores and has limited the number of customers in its stores at any one time. These temporary store closures, limited hours of operation and shelter orders in the Company’s market areas since the COVID-19 outbreak have resulted in significantly reduced same store sales volume versus the prior year.

The decrease in sales caused by the COVID-19 outbreak has also impacted the Company’s liquidity. On March 30, 2020, the Company exercised the accordion feature under its Credit Agreement, which increased the committed amount available for borrowing under the Credit Facility to $165.0 million, and to support its liquidity the Company drew down additional amounts under its Credit Facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, the Company’s highest borrowing level. As of May 26, 2020, the Company had long-term revolving credit borrowings of $121.8 million compared to $124.3 million and $66.6 million as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. As of May 26, 2020, the Company’s current cash position, net of outstanding checks, totaled approximately $58.0 million compared to $44.2 million and $8.2 million as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively.

In order to support its liquidity initiatives throughout the organization during the COVID-19 pandemic, the Company’s Board of Directors suspended its quarterly cash dividend until further notice.

Additionally, the Company has taken measures to reduce expense across the organization, including negotiating with landlords to reduce or defer the Company’s lease-related payments, reducing merchandise inventory orders and extending payment terms with merchandise vendors, reducing a significant amount of workforce throughout the Company, suspending normal annual salary increases and reducing advertising and the amount of planned capital spending in fiscal 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of March 29, 2020, and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal 13 week periods ended on March 29, 2020 and March 31, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 29, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding a change in accounting principle. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 28, 2020

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein, the Risk Factors included herein and in our other filings with the Securities and Exchange Commission (“SEC”), and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2020 is comprised of 53 weeks and ends on January 3, 2021. Fiscal 2019 was comprised of 52 weeks and ended on December 29, 2019. The first three quarters in fiscal 2020 are each comprised of 13 weeks, and the fourth quarter of fiscal 2020 is comprised of 14 weeks. The four quarters of fiscal 2019 were each comprised of 13 weeks.

Impact of COVID-19

During March 2020, the World Health Organization declared the rapidly growing novel coronavirus (“COVID-19”) outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine.

Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak, with slightly less than half of our stores remaining temporarily closed as of March 29, 2020. We have since been able to gradually reopen all of our store locations in some capacity based on qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in our market areas, with approximately 12% of our stores operating for curbside business only as of May 26, 2020 in response to state and local shelter orders. We also have implemented reduced store hours for our open stores and we have limited the number of customers in our stores at any one time. These temporary store closures, limited hours of operation and shelter orders in our market areas since the COVID-19 outbreak have resulted in significantly reduced same store sales volume versus the prior year. Our same store sales for the first quarter ended March 29, 2020 declined 10.8% from the prior year, which includes the impact of sales declines resulting from the temporary store closures that began on March 20, 2020 and impacted the final 10 days of the fiscal period.

The decrease in sales caused by the COVID-19 outbreak has also impacted our liquidity. On March 27, 2020, we increased borrowings under our $140.0 million revolving credit facility (the “Credit Facility”) to $124.3 million. On March 30, 2020, we exercised the accordion feature under our Credit Agreement, which increased the amount available under the Credit Facility to $165.0 million, and we drew down additional amounts under our Credit Facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As of May 26, 2020, we had total outstanding indebtedness under the Credit Facility of $121.8 million compared to $124.3 million and $66.6 million outstanding as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. As of May 26, 2020, our current cash position, net of outstanding checks, totaled approximately $58.0 million compared to $44.2 million and $8.2 million as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. If we are required to temporarily close a large portion of our stores or we experience a further reduction in store traffic, we may need additional liquidity to maintain our operations depending on how long and to what extent these events impact our business.

In order to support our liquidity initiatives throughout the organization, our Board of Directors suspended our quarterly cash dividend until further notice. Additionally, we have taken measures to reduce expense across the organization, including negotiating with landlords to reduce or defer our lease-related payments, reducing merchandise inventory orders and extending payment terms with merchandise vendors, reducing a significant amount of our workforce throughout the organization, suspending normal annual salary increases and reducing advertising and the amount of planned capital spending in fiscal 2020.

Overview

We are a leading sporting goods retailer in the western United States, with 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of March 29, 2020. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
Beginning stores	434	436
Stores permanently closed	(3)	(3)
Ending stores	431	433

For fiscal 2020, we do not anticipate opening any new stores and we anticipate permanently closing five stores.

Executive Summary

Our net loss was $4.6 million for the first quarter of fiscal 2020 compared with net income of $1.7 million for the first quarter of fiscal 2019 primarily reflecting the impact of COVID-19 and related temporary store closures on sales and merchandise margins. Our lower operating results in the first quarter of fiscal 2020 also reflected reduced sales caused by unfavorable winter weather this year compared to the first quarter of fiscal 2019. Same store sales decreased 10.8% for the 13 weeks ended March 29, 2020, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 4.6% increase in same store sales for the first quarter of fiscal 2019.

•

Net sales for the first quarter of fiscal 2020 decreased 11.3% to $217.7 million compared to $245.3 million for the first quarter of fiscal 2019. The decrease in net sales was primarily attributable to the issuance of state and local shelter orders related to the COVID-19 pandemic, which led to the temporary closure of more than one-half of our stores on March 20, 2020 and significantly reduced customer traffic at our open stores. Additionally, same stores sales declines reflected reduced sales of cold-weather products because of challenging winter-weather conditions in the first two months of fiscal 2020 compared to the same period in the prior year. These declines, as well as reductions in sales from permanently closed stores, were partially offset by added sales from new stores opened since December 30, 2018. Same store sales decreased for our major merchandise categories of apparel and footwear, partially offset by increased same store sales for our hardgoods category.

•

Gross profit for the first quarter of fiscal 2020 represented 29.6% of net sales, compared with 30.9% in the first quarter of the prior year. The decrease in gross profit margin resulted mainly from lower merchandise margins and higher store occupancy expense as a percentage of net sales, partially offset by a favorable impact from costs capitalized into inventory as a percentage of net sales.

•

Selling and administrative expense for the first quarter of fiscal 2020 decreased 1.7% to $71.4 million, or 32.8% of net sales, compared to $72.6 million, or 29.6% of net sales, for the first quarter of fiscal 2019. The decrease in selling and administrative expense was primarily attributable to lower print advertising expense.

•

Net loss for the first quarter of fiscal 2020 was $4.6 million, or $0.22 per basic share, compared to net income of $1.7 million, or $0.08 per diluted share, for the first quarter of fiscal 2019. The lower earnings were driven primarily by lower net sales and merchandise margins, partially offset by lower selling and administrative expense.

•

Operating cash flow for the first quarter of fiscal 2020 was a negative $5.3 million compared to operating cash flow in the first quarter of fiscal 2019 of a positive $12.5 million, due primarily to increased funding of merchandise inventory and a net loss in the first quarter of fiscal 2020 compared to net income in the first quarter of fiscal 2019.

•	Capital expenditures for the first quarter of fiscal 2020 increased to $2.3 million from $1.5 million for the first quarter of fiscal 2019.
•

Borrowings under our Credit Facility were $124.3 million as of March 29, 2020, compared with $45.4 million as of March 31, 2019 and $66.6 million as of December 29, 2019. Increased borrowings as of March 29, 2020, reflected a draw-down on the Credit Facility to support our liquidity in response to COVID-19. Our cash position totaled $44.2 million as of March 29, 2020, compared to $5.3 million and $8.2 million as of March 31, 2019 and December 29, 2019, respectively.

•

We paid cash dividends in the first quarter of fiscal 2020 of $1.2 million, or $0.05 per share, compared with $1.2 million, or $0.05 per share, in the first quarter of fiscal 2019. As a result of the impact of COVID-19 and as previously announced, our Board of Directors suspended our quarterly cash dividend until further notice.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 29, 2020 Compared to 13 Weeks Ended March 31, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 29, 2020		March 31, 2019
	(Dollars in thousands)
Net sales	$217,736	100.0%	$245,286	100.0%
Cost of sales (1)	153,181	70.4	169,410	69.1
Gross profit	64,555	29.6	75,876	30.9
Selling and administrative expense (2)	71,370	32.8	72,611	29.6
Operating (loss) income	(6,815)	(3.2)	3,265	1.3
Interest expense	735	0.3	776	0.3
(Loss) income before income taxes	(7,550)	(3.5)	2,489	1.0
Income tax (benefit) expense	(2,939)	(1.4)	825	0.3
Net (loss) income	$(4,611)	(2.1)%	$1,664	0.7%

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

Net Sales. Net sales decreased by $27.6 million, or 11.3%, to $217.7 million in the first quarter of fiscal 2020 from $245.3 million in the first quarter last year. The change in net sales reflected the following:

•

Same store sales decreased by $25.8 million, or 10.8%, for the 13 weeks ended March 29, 2020, versus the comparable 13-week period in the prior year. The decrease in same store sales reflected the following:

o

Due to the COVID-19 pandemic, state and local shelter orders were issued in our various market areas and led to the temporary closure of more than one-half of our stores that began on March 20, 2020 and significantly reduced customer traffic at our open stores, which impacted the final 10 days of the interim fiscal period and resulted in significantly reduced same store sales volume versus the prior year. As of March 29, 2020, slightly less than half of our stores remained temporarily closed resulting from these shelter orders.

o

The decrease in same store sales also reflects the negative impact of challenging winter-weather conditions in the first two months of fiscal 2020 compared with the same period in the prior year. In the first quarter of fiscal 2019, strong sales of winter-related products were driven by highly favorable cold and wet winter weather conditions across our markets compared with warm and dry winter weather conditions this year.

o	Sales for our major merchandise categories of apparel and footwear declined, partially offset by an increase in same store sales for our hardgoods category.
o	The decrease in same store sales compares to a 4.6% increase in same store sales for the first quarter of fiscal 2019.
o

Same store sales for a period consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Our same store sales for the first quarter ended March 29, 2020 include the impact of sales declines resulting from the temporary store closures that began on March 20, 2020 and impacted the final 10 days of the fiscal period. Sales from e-commerce in the first quarter of fiscal 2020 and 2019 were not material.

•	A reduction in sales from permanently closed stores, including a store temporarily closed due to a fire, was partially offset by added sales from new stores opened since December 30, 2018.
•

We experienced decreased customer transactions, due in part to the impact of the COVID-19 outbreak, and a higher average sale per transaction in the first quarter of fiscal 2020 compared to the same period last year.

Gross Profit. Gross profit decreased by $11.3 million, or 14.9%, to $64.6 million, or 29.6% of net sales, in the 13 weeks ended March 29, 2020, from $75.9 million, or 30.9% of net sales, in the 13 weeks ended March 31, 2019. The change in gross profit was primarily attributable to the following:

•

Net sales decreased by $27.6 million, or 11.3%, compared with the first quarter of last year, as a result of the impact of COVID-19 that led to temporary store closures and reduced customer traffic at our open stores during the last 10 days of the interim fiscal period as well as challenging winter-weather comparisons in the first two months of fiscal 2020.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 8 basis points compared with the first quarter of last year when merchandise margins increased by 1 basis point. The decrease primarily reflects a shift in sales mix towards lower-margin products as a result of changing consumer demand related to COVID-19.

•

Distribution expense, including costs capitalized into inventory, decreased by $1.8 million, or a favorable 20 basis points, in the first quarter of fiscal 2020 compared to the prior year. The decrease primarily reflected higher costs capitalized into inventory corresponding to the increase in merchandise inventories compared with the first quarter of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.2 million to $71.4 million, or 32.8% of net sales, in the 13 weeks ended March 29, 2020, from $72.6 million, or 29.6% of net sales, in the first quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $0.8 million due mainly to lower newspaper advertising.
•	Administrative expense decreased by $0.4 million, primarily attributable to a decrease in certain employee benefit-related expense, partially offset by higher legal expense.
•

Store-related expense, excluding occupancy, decreased by $0.1 million due primarily to reductions in credit card fees and certain other operating expenses, partially offset by increased employee labor and benefit-related expense. Our labor expense reflects the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.8 million for the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

Interest Expense. Interest expense remained relatively flat in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Interest expense reflects an increase in average debt levels of $14.7 million to $71.8 million in the first quarter of fiscal 2020 from $57.1 million in the first quarter of fiscal 2019, offset by a decrease in average interest rates of approximately 70 basis points to 3.3% in the first quarter of fiscal 2020 from 4.0% in the first quarter of fiscal 2019.

Income Taxes. The provision for income taxes decreased to a benefit of $2.9 million for the first quarter of fiscal 2020 from an expense of $0.8 million for the first quarter of fiscal 2019, primarily reflecting a pre-tax loss in the first quarter of fiscal 2020 compared to pre-tax income in the first quarter of fiscal 2019. Our effective tax rate was 38.9% for the first quarter of fiscal 2020 and 33.1% for the first quarter of fiscal 2019 and reflects the write-off of deferred tax assets related to share-based compensation of $0.4 million and $0.3 million in fiscal 2020 and fiscal 2019, respectively. As a result of the U.S. Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, to provide relief from the impact of COVID-19, we amended our 2018 income tax return and our effective tax rate for the first quarter of fiscal 2020 reflects the carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our Credit Facility.

As of March 29, 2020, we had $44.2 million of cash compared with $5.3 million as of March 31, 2019. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(5,302)	$12,540
Investing activities	(2,342)	(1,522)
Financing activities	43,624	(12,484)
Net increase (decrease) in cash	$35,980	$(1,466)

Operating Activities. Operating cash flows for the first quarter of fiscal 2020 and 2019 were a negative $5.3 million and a positive $12.5 million, respectively. The decreased cash flow from operating activities for the first quarter of fiscal 2020 compared to the same period last year primarily reflects increased funding of merchandise inventory and a net loss in the first quarter of fiscal 2020 compared to net income in the first quarter of fiscal 2019.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2020 and 2019 was $2.3 million and $1.5 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods include store-related remodeling, distribution center investments, new store investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first quarter of fiscal 2020 and 2019 were a positive $43.6 million and a negative $12.5 million, respectively. For the first quarter of fiscal 2020, net cash was provided primarily from increased borrowings under our Credit Facility to support our liquidity in response to COVID-19, partially offset by cash used to fund payments of outstanding checks, dividend payments and make principal payments on finance lease liabilities. For the first quarter of fiscal 2019, net cash was used primarily to pay down borrowings under our Credit Facility and to fund dividend payments.

As of March 29, 2020, we had revolving credit borrowings of $124.3 million and letter of credit commitments of $0.7 million outstanding. These balances compare to revolving credit borrowings of $45.4 million and letter of credit commitments of $0.5 million outstanding as of March 31, 2019 and revolving credit borrowings of $66.6 million and letter of credit commitments of $0.7 million outstanding as of December 29, 2019. Our higher debt levels as of March 29, 2020 compared with March 31, 2019 reflect a draw-down on our Credit Facility to support our liquidity in response to COVID-19. As discussed in the Credit Agreement section below, we exercised an option to increase the Credit Facility and drew down additional borrowings.

In each quarter of fiscal 2019 and the first quarter of fiscal 2020 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In an effort to enhance financial flexibility during the COVID-19 pandemic, we are pursuing expense reduction and cash preservation initiatives throughout the organization. In connection with that effort, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend until further notice.

We did not repurchase any shares of common stock in the first quarter of fiscal 2020 or fiscal 2019 pursuant to our current share repurchase program. Since the inception of our initial share repurchase program in May 2006 through March 29, 2020, we have repurchased a total of 3,528,972 shares for $41.8 million.

Credit Agreement. On October 18, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011, December 19, 2013 and September 29, 2017 (as so amended, the “Credit Agreement”), and has a maturity date of September 29, 2022.

The Credit Agreement provides for a Credit Facility with an aggregate committed availability of up to $140.0 million, which amount may be increased (“accordion feature”) at our option up to a maximum of $165.0 million. As discussed at the beginning of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Impact of COVID-19 section, in order to enhance our financial flexibility and provide liquidity during the COVID-19 pandemic, we exercised the accordion feature under our Credit Agreement and increased the aggregate committed availability under the Credit Facility to $165.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Facility includes a provision which permits us to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. The Credit Facility includes a $25.0 million sublimit for letters of credit and a $20.0 million sublimit for swingline loans.

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

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic and on March 27, 2020, to support our liquidity, we increased borrowings under our $140.0 million Credit Facility to $124.3 million. As of March 29, 2020, we had long-term revolving credit borrowings of $124.3 million and letter of credit commitments of $0.7 million outstanding, compared with borrowings of $66.6 million and letter of credit commitments of $0.7 million as of December 29, 2019. Total remaining borrowing availability, after subtracting letters of credit, was $15.0 million and $72.7 million as of March 29, 2020 and December 29, 2019, respectively.

Future Capital Requirements. We had cash on hand of $44.2 million as of March 29, 2020. As a response to the COVID-19 pandemic, we have reduced the amount of planned capital spending in fiscal 2020. We now expect capital expenditures for fiscal 2020, excluding non-cash acquisitions, to range from approximately $5.0 million to $9.0 million primarily to fund store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2020, we do not anticipate opening any new stores and we anticipate permanently closing five stores.

Additionally, to enhance our financial flexibility and provide liquidity to fund future capital requirements during the COVID-19 pandemic, on March 30, 2020, we exercised the accordion feature under our Credit Agreement, which increased the amount available for borrowing under the Credit Facility to $165.0 million. As of May 26, 2020, we had long-term revolving credit borrowings of $121.8 million and our current cash position, net of outstanding checks, totaled approximately $58.0 million.

We have also taken measures to reduce expense across the organization, including negotiating with landlords to reduce or defer our lease-related payments, reducing merchandise inventory orders and extending payment terms with merchandise vendors, reducing a significant amount of our workforce throughout the organization, suspending normal annual salary increases and reducing advertising.

We have historically paid quarterly cash dividends, subject to declaration by our Board of Directors. In order to support our liquidity initiatives in response to COVID-19, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend until further notice.

As of March 29, 2020, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We did not repurchase any shares of our common stock in the first quarter of fiscal 2020 or fiscal 2019. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our Credit Facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under our Credit Facility and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware, distribution center delivery tractors and equipment. Additional information regarding our operating and finance leases is available in Notes 2 and 5 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In the first quarter of fiscal 2020, our revolving credit borrowings increased by $57.7 million from the end of fiscal 2019. Our higher debt levels in fiscal 2020 compared with the prior year end largely reflect the draw-down of the Credit Facility to support our liquidity in response to the COVID-19 pandemic in fiscal 2020.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, we consider our estimates on operating and finance leases, valuation of inventory and long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended March 29, 2020.

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

In fiscal 2019, and during the first quarter of fiscal 2020, the impact of inflation and tariffs on products we purchase was minimal. At the end of fiscal 2019, we brought in certain merchandise early in anticipation of future cost increases. We have evolved our product mix to include more branded merchandise which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation or tariffs had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to change significantly. These risks and uncertainties include, among other things, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19), lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 29, 2020, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A.  Risk Factors

We are providing the following additional risk factor to supplement the risk factors contained in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The novel coronavirus (“COVID-19”) pandemic has disrupted and is expected to continue to disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We have since been able to gradually reopen all of our store locations in some capacity based on qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in our market areas, with approximately 12% of our stores operating for curbside business only as of May 26, 2020 in response to state and local shelter orders. The temporary closure of additional stores may be required if additional orders are issued. Additionally, the shelter orders that remain in place in our market areas have negatively impacted customer traffic into the stores that we are currently operating. We also have implemented reduced store hours for our open stores and we also have limited the number of customers in our stores at any one time. As a result of the reduced customer traffic and sales, and in an effort to preserve capital, we have implemented workforce reductions throughout the Company, suspended normal annual salary increases and reduced advertising and planned capital spending in fiscal 2020. We have also reduced merchandise inventory orders, which could impact product availability in our stores and sales in future periods. We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

 As mentioned above, our store locations have been considered an “essential” business under applicable regulations in many of the markets in which we operate, and our stores remain open in those markets. In addition, many of the states and local jurisdictions in which we operate have begun to ease the regulatory restrictions on retail operations that had been put in place with the shelter orders, and we have reopened our stores where permitted to do so. If the classification of what is an “essential” business changes in jurisdictions where our stores are located, or the restrictions on retail operations in our markets are reinstituted, or other government regulations are adopted pertaining to how we may operate our stores, we may be required to temporarily close or restrict operations at more, if not all, of our stores, which would significantly impact our sales and results of operations. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

 COVID-19 has also impacted our supply chain for products we sell, particularly those products that are sourced from China. To the extent one or more of our vendors is negatively impacted by COVID-19, including due to the closure of its distribution centers or manufacturing facilities, we may be unable to maintain delivery schedules or adequate inventory in our stores.

The extent to which the COVID-19 outbreak impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers, employees and vendors, the regulatory response and impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we could experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future due to a continued erosion in consumer sentiment or the effect of high unemployment on our consumer base. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in discretionary consumer spending and our store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our vendors. These events may, in turn, have a material adverse impact on our business, results of operations, liquidity and financial condition. In the event of a prolonged material economic downturn, including circumstances that require us to close a large portion of our stores or cause us to experience a further reduction in store traffic, we may not be able to comply with the financial covenants in our Credit Facility, which could negatively impact our ability to borrow under that facility or with other lenders, negatively impact our liquidity position and may increase our risk of insolvency.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended March 29, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 30 – January 26	—	$—	—	$15,271,000
January 27 – February 23	—	$—	—	$15,271,000
February 24 – March 29	64,573	$—	—	$15,271,000
Total	64,573		—	$15,271,000

_________________________

(1)

The Company withheld 64,573 shares of Company common stock at an average price of $1.50 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 28, 2020	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 28, 2020	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)