Form 10-Q
period 2020-06-28
BIG 5 SPORTING GOODS Corp
filed 2020-07-29
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

There were 21,901,208 shares of common stock, with a par value of $0.01 per share outstanding as of July 21, 2020.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 28, 2020	December 29, 2019
ASSETS
Current assets:
Cash	$16,735	$8,223
Accounts receivable, net of allowances of $61 and $58, respectively	14,900	13,646
Merchandise inventories, net	270,924	309,315
Prepaid expenses	8,513	9,680
Total current assets	311,072	340,864
Operating lease right-of-use assets, net	270,999	262,588
Property and equipment, net	62,483	68,414
Deferred income taxes	12,782	13,619
Other assets, net of accumulated amortization of $2,216 and $2,043, respectively	3,123	3,315
Total assets	$660,459	$688,800
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,218	$83,655
Accrued expenses	61,986	64,935
Current portion of operating lease liabilities	70,998	71,542
Current portion of finance lease liabilities	2,602	2,678
Total current liabilities	209,804	222,810
Operating lease liabilities, less current portion	215,668	206,806
Finance lease liabilities, less current portion	3,440	4,787
Long-term debt	35,000	66,559
Other long-term liabilities	9,943	7,466
Total liabilities	473,855	508,428
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,551,421 and 25,314,289 shares, respectively; outstanding 21,901,208 and 21,664,076 shares, respectively	255	252
Additional paid-in capital	120,835	120,054
Retained earnings	108,041	102,593
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	186,604	180,372
Total liabilities and stockholders' equity	$660,459	$688,800

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$227,935	$240,965	$445,671	$486,251
Cost of sales	155,742	167,848	308,923	337,258
Gross profit	72,193	73,117	136,748	148,993
Selling and administrative expense	58,333	72,179	129,703	144,790
Other income	(2,500)	—	(2,500)	—
Operating income	16,360	938	9,545	4,203
Interest expense	749	738	1,484	1,514
Income before taxes	15,611	200	8,061	2,689
Income tax expense	4,475	172	1,536	997
Net income	$11,136	$28	$6,525	$1,692
Earnings per share:
Basic	$0.52	$0.00	$0.31	$0.08
Diluted	$0.52	$0.00	$0.31	$0.08
Weighted-average shares of common stock outstanding:
Basic	21,252	21,118	21,200	21,074
Diluted	21,358	21,143	21,356	21,100

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended June 28, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of March 29, 2020	21,837,348	$254	$120,430	$96,901	$(42,527)	$175,058
Net income	—	—	—	11,136	—	11,136
Forfeitures of dividends payable on common stock	—	—	—	4	—	4
Issuance of nonvested share awards	80,000	1	(1)	—	—	—
Share-based compensation	—	—	406	—	—	406
Forfeiture of nonvested share awards	(16,140)	—	—	—	—	—
Balance as of June 28, 2020	21,901,208	$255	$120,835	$108,041	$(42,527)	$186,604

	13 Weeks Ended June 30, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of March 31, 2019	21,624,472	$252	$118,666	$99,044	$(42,527)	$175,435
Net income	—	—	—	28	—	28
Dividends on common stock ($0.05 per share)	—	—	—	(1,076)	—	(1,076)
Issuance of nonvested share awards	72,464	1	(1)	—	—	—
Share-based compensation	—	—	480	—	—	480
Forfeiture of nonvested share awards	(12,335)	—	—	—	—	—
Balance as of June 30, 2019	21,684,601	$253	$119,145	$97,996	$(42,527)	$174,867

	26 Weeks Ended June 28, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net income	—	—	—	6,525	—	6,525
Dividends on common stock ($0.05 per share)	—	—	—	(1,077)	—	(1,077)
Issuance of nonvested share awards	321,600	3	(3)	—	—	—
Share-based compensation	—	—	881	—	—	881
Forfeiture of nonvested share awards	(19,895)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of June 28, 2020	21,901,208	$255	$120,835	$108,041	$(42,527)	$186,604

	26 Weeks Ended June 30, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	1,692	—	1,692
Dividends on common stock ($0.10 per share)	—	—	—	(2,144)	—	(2,144)
Issuance of nonvested share awards	338,256	4	(4)	—	—	—
Share-based compensation	—	—	1,018	—	—	1,018
Forfeiture of nonvested share awards	(18,655)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of June 30, 2019	21,684,601	$253	$119,145	$97,996	$(42,527)	$174,867

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$6,525	$1,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,137	9,822
Share-based compensation	881	1,018
Amortization of other assets	172	131
ROU asset gain on disposal	—	(110)
Noncash lease expense	31,449	29,658
Gain on eminent domain condemnation	(2,500)	—
Proceeds from eminent domain condemnation - lost profit margin	2,263	—
Deferred income taxes	837	824
Changes in operating assets and liabilities:
Accounts receivable, net	(1,254)	606
Merchandise inventories, net	38,391	(23,704)
Prepaid expenses and other assets	2,158	(890)
Accounts payable	2,612	29,431
Operating lease liabilities	(32,408)	(34,248)
Accrued expenses and other long-term liabilities	(33)	(8,604)
Net cash provided by operating activities	58,230	5,626

Cash flows from investing activities:
Purchases of property and equipment	(3,444)	(3,956)
Proceeds from eminent domain condemnation - property and equipment	237	—
Net cash used in investing activities	(3,207)	(3,956)

Cash flows from financing activities:
Borrowings under revolving credit facility	137,296	98,048
Payments under revolving credit facility	(168,855)	(100,611)
Changes in book overdraft	(12,136)	4,738
Debt issuance costs paid	(105)	—
Principal payments under finance lease liabilities	(1,409)	(1,510)
Tax withholding payments for share-based compensation	(97)	(221)
Dividends paid	(1,205)	(2,285)
Net cash used in financing activities	(46,511)	(1,841)

Net increase (decrease) in cash	8,512	(171)

Cash at beginning of period	8,223	6,765

Cash at end of period	$16,735	$6,594

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$—	$864
Property and equipment additions unpaid	$496	$1,267
Supplemental disclosures of cash flow information:
Interest paid	$1,570	$1,478
Income taxes paid	$—	$47

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of June 28, 2020. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company was subsequently able to gradually reopen its store locations based on initially qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas. As of June 28, 2020, all of the Company’s stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions. Additionally, during the second fiscal quarter, the shelter orders that were in place in the Company’s market areas negatively impacted customer traffic into the Company’s stores. In an effort to promote social distancing protocols, the Company has implemented reduced store hours, limited the number of customers in its stores at any one time and has generally implemented social-distancing guidelines throughout the store operating space. Due to the reduced customer traffic, and in an effort to preserve capital, the Company implemented workforce reductions throughout the organization, and reduced advertising and planned capital spending in fiscal 2020. The Company also reduced merchandise inventory orders, which could impact product availability in the Company’s stores and sales in future periods. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 28, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Hardgoods	$150,270	$133,779	$259,044	$237,217
Athletic and sport footwear	47,533	64,412	105,032	135,625
Athletic and sport apparel	29,883	41,913	79,011	110,465
Other sales	249	861	2,584	2,944
Net sales	$227,935	$240,965	$445,671	$486,251

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 26 weeks ended June 28, 2020 and June 30, 2019.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company recognized $0.8 million and $2.6 million in stored-value card redemption revenue for the 13 and 26 weeks ended June 28, 2020, respectively, compared to $1.5 million and $3.7 million in stored-value card redemption revenue for the 13 and 26 weeks ended June 30, 2019, respectively. The Company also recognized $40,000 and $0.1 million in stored-value card breakage revenue for the 13 and 26 weeks ended June 28, 2020, respectively, compared to $0.1 million and $0.2 million for the 13 and 26 weeks ended June 30, 2019, respectively. The Company had outstanding stored-value card liabilities of $6.5 million and $7.2 million as of June 28, 2020 and December 29, 2019, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $1.0 million and $1.4 million related to estimated sales returns as of June 28, 2020 and December 29, 2019, respectively, and recorded, in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets, an allowance for sales returns reserve of $2.0 million and $2.7 million as of June 28, 2020 and December 29, 2019, respectively.

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

The Company did not recognize any impairment charges in the first half of fiscal 2020 or 2019.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the interim unaudited condensed consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statement of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the balance sheet. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

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

In response to the large volume of anticipated lease concessions to be granted related to the effects of the COVID-19 pandemic, and the resultant expected cost and complexity of applying the lease modification requirements in ASC 842, the FASB issued Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic, in April 2020 as interpretive guidance to provide clarity in response to the crisis. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in ASC 842 to those contracts. The election is available for concessions related to the effects of the COVID-19 pandemic that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for COVID-19 lease abatements of $3.0 million as reductions to variable lease expense and accounted for lease deferrals of $1.2 million as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability. There were no lease concessions recorded in the first quarter of fiscal 2020.

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

As of June 28, 2020 and December 29, 2019, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820.

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	June 28, 2020	December 29, 2019
	(In thousands)
Payroll and related expense	$22,401	$23,433
Occupancy expense	10,472	9,503
Sales tax	7,186	9,607
Other	21,927	22,392
Accrued expenses	$61,986	$64,935

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5)	Lease Commitments

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

Certain of the leases for the Company’s retail store facilities provide for variable payments for property taxes, insurance,  common area maintenance payments related to triple net leases, as well as certain equipment sales taxes, licenses, fees, repairs, and rental payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease, or rental payments that are adjusted periodically for inflation. The Company recognizes variable lease expense for these leases in the period incurred which, for contingent rent, begins in the period in which it becomes probable that the specified target that triggers the variable lease payments will be achieved. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)		(In thousands)
Lease expense:
Amortization of right-of-use assets	$689	$706	$1,411	$1,386
Interest on lease liabilities	78	95	167	195
Finance lease expense	767	801	1,578	1,581
Operating lease expense	20,318	20,003	40,604	39,825
Variable lease expense (1)	1,465	4,539	5,981	9,222
Sublease income	(293)	(329)	(586)	(645)
Total lease expense	$22,257	$25,014	$47,577	$49,983

(1)

Variable lease expense for the 13 and 26 weeks ended June 28, 2020 was reduced by $3.0 million for lease abatements related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. See Note 2 to the Interim Financial Statements for a further discussion on lease concessions.

Additionally, subsequent to the issuance of the Company’s Interim Financial Statements as of June 30, 2019, management identified an immaterial correction related to the disclosure of certain variable lease payments. Variable lease expense for the 13 and 26 weeks ended June 30, 2019 did not previously include $4.5 million and $9.0 million, respectively, of variable lease payments for property taxes, insurance, and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs. Management corrected the disclosure related to variable lease expense in the table above for the 13 and 26 weeks ended June 30, 2019 and, except for this change in disclosure, the correction had no impact upon the Company’s Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, other information related to leases was as follows:

	26 Weeks Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Operating cash flows from operating leases	$37,354	$45,435
Operating cash flows from finance leases	167	218
Financing cash flows from finance leases	1,409	1,510
Cash paid for amounts included in the measurement of lease liabilities	$38,930	$47,163

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$864
Right-of-use assets obtained in exchange for new operating lease liabilities	$39,986	$28,691
Weighted-average remaining lease term—finance leases	2.8 years	3.3 years
Weighted-average remaining lease term—operating leases	5.2 years	5.3 years
Weighted-average discount rate—finance leases	4.7%	4.9%
Weighted-average discount rate—operating leases	6.4%	6.5%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of June 28, 2020 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2020 (remaining six months)	$1,600	$46,965
2021	2,188	74,733
2022	1,740	64,066
2023	920	49,934
2024	—	40,952
Thereafter	—	61,466
Undiscounted cash flows	$6,448	$338,116
Reconciliation of lease liabilities:
Weighted-average remaining lease term	2.8 years	5.2 years
Weighted-average discount rate	4.7%	6.4%
Present values	$6,042	$286,666
Lease liabilities - current	2,602	70,998
Lease liabilities - long-term	3,440	215,668
Lease liabilities - total	$6,042	$286,666
Difference between undiscounted and discounted cash flows	$406	$51,450

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Long-Term Debt

On October 18, 2010, the Company, Big 5 Corp. and Big 5 Services Corp. entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, which was amended on October 31, 2011, December 19, 2013 and September 29, 2017 (as so amended, the “Credit Agreement”), and has a maturity date of September 29, 2022.

The Credit Agreement provides for a Credit Facility with an aggregate committed availability of up to $140.0 million, which amount may be increased (“accordion feature”) at the Company’s option up to a maximum of $165.0 million. On March 30, 2020 the Company exercised the accordion feature of the Credit Agreement and increased the aggregate committed availability under the Credit Facility to $165.0 million to support its liquidity initiatives during the COVID-19 pandemic. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Credit Agreement will have the option to increase their commitments to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of Wells Fargo, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The Credit Agreement includes a provision which permits the Company to elect to reduce the aggregate committed availability under the Credit Agreement to $100.0 million for a three-month period each calendar year. The Credit Facility includes a $25.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans.

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

As of June 28, 2020, the Company had long-term revolving credit borrowings of $35.0 million and letter of credit commitments of $4.7 million outstanding, compared with borrowings of $124.3 million and letter of credit commitments of $0.7 million outstanding as of March 29, 2020 and borrowings of $66.6 million and letter of credit commitments of $0.7 million as of December 29, 2019. Total remaining borrowing availability, after subtracting letters of credit, was $125.3 million and $72.7 million as of June 28, 2020 and December 29, 2019, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of June 28, 2020 and December 29, 2019, the Company had a valuation allowance for deferred income tax assets of $1.2 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2016 and after, and state and local income tax returns are open for fiscal years 2015 and after.

The provision for income taxes for the 26 weeks ended June 28, 2020 and June 30, 2019 reflects the write-off of deferred tax assets of $0.3 million and $0.4 million, respectively, related to share-based compensation.

On March 27, 2020, the Federal government enacted the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide relief from the impact of COVID-19. Among other relief, the CARES Act allows companies with a net operating loss (“NOL”) in either 2018, 2019 or 2020 to carry back those losses five years. As a result, the Company amended its 2018 income tax return to carry back its 2018 NOL to a period with a higher statutory tax rate in effect at that time, and received a related income tax refund of $2.1 million in the second quarter of fiscal 2020.

As of June 28, 2020 and December 29, 2019, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of June 28, 2020 and December 29, 2019, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands, except per share data)
Net income	$11,136	$28	$6,525	$1,692
Weighted-average shares of common stock outstanding:
Basic	21,252	21,118	21,200	21,074
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	106	25	156	26
Diluted	21,358	21,143	21,356	21,100
Basic earnings per share	$0.52	$0.00	$0.31	$0.08
Diluted earnings per share	$0.52	$0.00	$0.31	$0.08
Antidilutive share option awards excluded from diluted calculation	778	542	694	482
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	315	489	359	448

The computation of diluted earnings per share for all periods presented excludes all potential share option awards since the exercise prices of all share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). Additionally, the computation of diluted earnings per share for all periods presented excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(9)	Commitments and Contingencies

Eminent Domain Matter

On approximately March 13, 2018, the Orange County Transportation Authority (“OCTA”) filed an eminent domain action against the Company and its Westminster, California, store location to acquire the Company’s interest in the property for public purposes related to a transportation project. The Company surrendered possession of this location on approximately January 31, 2019. On March 31, 2020, the Company and representatives of the OCTA agreed to a preliminary settlement of the proceedings, which was formally approved by the OCTA’s Board on approximately April 27, 2020. Pursuant to the terms of the settlement, on May 21, 2020, the Company received a cash condemnation settlement from the OCTA in the amount of $2.5 million for lost profit and property. The Company recorded a pre-tax gain for the $2.5 million in the second quarter of fiscal 2020 related to the settlement, of which $0.2 million represented lost property and equipment, which was included as other income in the interim unaudited condensed consolidated statement of operations. Attorneys’ fees related to this settlement totaled $0.1 million in each of fiscal 2020 and 2019 and were included in selling and administrative expense in the interim unaudited condensed consolidated statement of operations.

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

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of June 28, 2020, 2,463,795 shares remained available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.4 million and $0.9 million in share-based compensation expense for the 13 and 26 weeks ended June 28, 2020, respectively, compared to $0.5 million and $1.0 million in share-based compensation expense for the 13 and 26 weeks ended June 30, 2019.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first half of fiscal 2020, the Company granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per option. In the first half of fiscal 2019, the Company granted 243,800 share option awards with a weighted-average grant-date fair value of $1.36 per option.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2019	523,150	$5.91
Granted	257,000	2.23
Forfeited or Expired	(5,750)	11.52
Outstanding at June 28, 2020	774,400	$4.65	8.45	$—
Exercisable at June 28, 2020	216,015	$7.36	7.17	$—
Vested and Expected to Vest at June 28, 2020	760,262	$4.68	8.43	$—

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $1.85 as of June 28, 2020, which would have been received by the option holders had all option holders exercised their option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Risk-free interest rate	—	—	0.9%	2.6%
Expected term	—	—	5.7 years	5.7 years
Expected volatility	—	—	63.0%	53.0%
Expected dividend yield	—	—	—	4.9%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate. In order to support its liquidity initiatives throughout the organization as a result of the COVID-19 outbreak, early in the second quarter of fiscal 2020 the Company’s Board of Directors suspended its quarterly cash dividend. Due to the uncertainty of future dividend payments when share option awards were granted in the first quarter of fiscal 2020, the Company did not estimate an expected dividend yield assumption for share option awards granted at that time.

As of June 28, 2020, there was $0.6 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.9 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Shares issuable related to nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first half of fiscal 2020 and 2019 was $0.4 million and $0.6 million, respectively. The total fair value of nonvested share unit awards which vested in each of the first half of fiscal 2020 and 2019 was $0.2 million.

The Company granted 321,600 and 308,584 nonvested share awards in the first half of fiscal 2020 and 2019, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2020 and 2019 was $1.69 and $3.34, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	532,524	$6.33
Granted	321,600	1.69
Vested	(240,424)	6.57
Forfeited	(19,895)	4.47
Balance at June 28, 2020	593,805	$3.79

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2020, the Company withheld 64,573 common shares with a total value of $0.1 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

The Company granted 40,000 and 72,464 nonvested share unit awards in the first half of fiscal 2020 and 2019, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the first half of fiscal 2020 and 2019 was $2.28 and $2.07, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	75,413	$1.81
Granted	40,000	$2.28
Dividend reinvestments	10,940	3.23
Vested	(72,464)	2.07
Dividend reinvestments vested	(6,703)	3.23
Balance at June 28, 2020	47,186	$1.94

As of June 28, 2020, there was $1.9 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.6 and 0.9 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Event

In response to the current strength of the Company’s balance sheet, operations and cash flow generation, the Company’s Board of Directors reinstated the Company’s quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. The Company has declared a cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2020 to stockholders of record as of September 1, 2020. The cash dividend reflects the Company’s reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also includes an additional $0.05 per share of outstanding common stock in recognition that the Company did not pay a dividend in the second quarter of fiscal 2020 as it engaged in various efforts to conserve cash in response to the uncertainties of COVID-19.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of June 28, 2020, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13 and 26 week periods ended June 28, 2020 and June 30, 2019, and of cash flows for the fiscal 26 week periods ended June 28, 2020 and June 30, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

July 29, 2020

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

Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Additionally, during the second fiscal quarter, the shelter orders that were in place in our market areas negatively impacted customer traffic into the stores that were operating. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. These temporary store closures, limited hours of operation and shelter orders in our market areas related to the COVID-19 outbreak resulted in reduced same store sales volume. Our same store sales for the second quarter ended June 28, 2020 declined 4.2% from the prior year. Over the first half of the second fiscal quarter, when the impacts of the COVID-19 pandemic forced us to operate with a significantly reduced store count, our same store sales decreased by 28.2% compared to the prior year period. However, as we began reopening stores, we recognized significant shifts in consumer demand and rapidly evolved our product assortment, and for the second half of the second fiscal quarter our same store sales increased by 15.5% compared to the prior year. As of June 28, 2020, all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours. Subsequent to the end of the second fiscal quarter, new closure orders were issued in California pertaining to indoor malls, which have resulted in the temporary closure of one of our stores. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions.

The initial decrease in sales caused by the COVID-19 outbreak caused us to take various actions to enhance our liquidity. On March 27, 2020, we increased borrowings under our $140.0 million revolving credit facility (the “Credit Facility”) to $124.3 million. On March 30, 2020, we exercised the accordion feature under our Credit Agreement, which increased the amount available under the Credit Facility to $165.0 million, and we drew down additional amounts under the Credit Facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. Additionally, we have taken measures to reduce expense across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, reducing a significant amount of our workforce throughout the organization, and reducing advertising and the amount of planned capital spending in fiscal 2020, among other measures. Although a certain portion of these operating expense savings will only benefit the second quarter of fiscal 2020, we expect aspects of these operating expense savings to continue beyond the period.

With our favorable operating results in the second half of the second fiscal quarter, we were able to significantly pay down our debt levels while retaining favorable levels of cash. As of June 28, 2020, we had total outstanding indebtedness under the Credit Facility of $35.0 million compared to $124.3 million and $66.6 million outstanding as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. As of June 28, 2020, we had cash of $16.7 million compared to $44.2 million and $8.2 million as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. In response to the current strength of our balance sheet, operations and cash flow generation, our Board of Directors reinstated our previously-suspended quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. We declared a cash dividend of $0.10 per share of outstanding common stock, which reflects our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020 and also includes an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020. If we are again required to temporarily close a large portion of our stores or we experience a further reduction in store traffic, we may need to take further actions to maintain our operations, including increasing our borrowing levels or suspending dividend payments, depending on how long and to what extent these events impact our business.

Overview

We are a leading sporting goods retailer in the western United States, with 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of June 28, 2020. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Beginning stores	431	433	434	436
New stores opened	—	1	—	1
Stores permanently closed	—	—	(3)	(3)
Ending stores	431	434	431	434

For fiscal 2020, we do not anticipate opening any new stores and we anticipate permanently closing four stores.

Executive Summary

The favorable increase in net income for the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019 primarily reflected initiatives that we implemented in response to the COVID-19 pandemic that led to favorable margin impacts, significant reductions in employee labor-related expense and substantial reductions in advertising expense and other cost savings, partially offset by decreased net sales that resulted from store closures in response to the issuance of state and local shelter orders. Same store sales decreased 4.2% for the 13 weeks ended June 28, 2020, versus the comparable 13-week period in the prior year. This decrease in same store sales compares to a 0.7% increase in same store sales for the second quarter of fiscal 2019.

•

Net sales for the second quarter of fiscal 2020 decreased 5.4% to $227.9 million compared to $241.0 million for the second quarter of fiscal 2019. The decrease in net sales was primarily attributable to the issuance of state and local shelter orders related to the COVID-19 pandemic, which led to the temporary closure of more than one-half of our stores on March 20, 2020 and significantly reduced customer traffic at our open stores. We were subsequently able to gradually reopen all store locations during the remainder of the second quarter. This decrease, as well as reductions in sales from permanently closed stores, were partially offset by added sales from new stores opened since March 31, 2019. Same store sales decreased for our major merchandise categories of apparel and footwear, partially offset by increased same store sales for our hardgoods category.

•

Gross profit for the second quarter of fiscal 2020 represented 31.7% of net sales, compared with 30.3% in the second quarter of the prior year. The increase in gross profit margin resulted mainly from higher merchandise margins and lower store occupancy expense as a percentage of net sales, partially offset by an unfavorable impact from costs capitalized into inventory as a percentage of net sales.

•

Selling and administrative expense for the second quarter of fiscal 2020 decreased 19.3% to $58.3 million, or 25.6% of net sales, compared to $72.2 million, or 30.0% of net sales, for the second quarter of fiscal 2019. The decrease in selling and administrative expense was primarily attributable to lower store employee labor and benefit-related expense and reduced print advertising expense in connection with actions taken in response to COVID-19.

•

Net income for the second quarter of fiscal 2020 was $11.1 million, or $0.52 per diluted share, compared to net income of $28,000, or $0.00 per diluted share, for the second quarter of fiscal 2019. The higher earnings were driven primarily by higher merchandise margins, significantly lower employee labor-related expense and substantially reduced advertising expense, partially offset by lower net sales.

•

Operating cash flow for the first half of fiscal 2020 was a positive $58.2 million compared to operating cash flow in the first half of fiscal 2019 of a positive $5.6 million, due primarily to decreased funding of merchandise inventory and an increase in net income in the first half of fiscal 2020 compared to the first half of fiscal 2019.

•	Capital expenditures for the first half of fiscal 2020 decreased to $3.4 million from $4.0 million for the first half of fiscal 2019.
•

Borrowings under the Credit Facility were $35.0 million as of June 28, 2020, compared with $124.3 million, $66.6 million and $62.4 million as of March 29, 2020, December 29, 2019 and June 30, 2019, respectively. Borrowings as of June 28, 2020 reflected a significant pay-down of the Credit Facility since the end of the first fiscal quarter when, to support our potential additional liquidity needs during the COVID-19 pandemic, we drew down additional amounts under the Credit Facility. We had cash of $16.7 million as of June 28, 2020, compared to $44.2 million, $8.2 million and $6.6 million as of March 29, 2020, December 29, 2019 and June 30, 2019, respectively.

•

We paid cash dividends in the first half of fiscal 2020 of $1.2 million, or $0.05 per share, compared with $2.3 million, or $0.10 per share, in the first half of fiscal 2019. As a result of the impact of COVID-19 and as previously announced, our Board of Directors suspended our quarterly cash dividend during the second quarter of fiscal 2020.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 28, 2020 Compared to 13 Weeks Ended June 30, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 28, 2020		June 30, 2019
	(Dollars in thousands)
Net sales	$227,935	100.0%	$240,965	100.0%
Cost of sales (1)	155,742	68.3	167,848	69.7
Gross profit	72,193	31.7	73,117	30.3
Selling and administrative expense (2)	58,333	25.6	72,179	30.0
Other income	(2,500)	(1.1)	—	0.0
Operating income	16,360	7.2	938	0.3
Interest expense	749	0.3	738	0.3
Income before income taxes	15,611	6.9	200	0.0
Income tax expense	4,475	2.0	172	0.0
Net income	$11,136	4.9%	$28	0.0%

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

Net Sales. Net sales decreased by $13.1 million, or 5.4%, to $227.9 million in the second quarter of fiscal 2020 from $241.0 million in the second quarter last year. The change in net sales reflected the following:

•

Same store sales decreased by $10.0 million, or 4.2%, for the 13 weeks ended June 28, 2020, versus the comparable 13-week period in the prior year. The decrease in same store sales reflected the following:

o

Due to the COVID-19 pandemic, state and local shelter orders were issued in our various market areas that led to the temporary closure of more than one-half of our stores that began on March 20, 2020 and significantly impacted the second quarter of fiscal 2020, resulting in reduced same store sales volume versus the prior year. We have since been able to gradually reopen all store locations during the remainder of the second quarter. Over the first half of the second fiscal quarter, when the impacts of the COVID-19 pandemic forced us to operate with a significantly reduced store count, our same store sales decreased by 28.2% compared to the prior year period. However, as we began reopening stores, we recognized significant shifts in consumer demand and rapidly evolved our product assortment, and for the second half of the second fiscal quarter our same store sales increased by 15.5% compared to the prior year. As of June 28, 2020, all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours.

o	Sales for our major merchandise categories of apparel and footwear declined, partially offset by an increase in same store sales for our hardgoods category.
o	The decrease in same store sales compares to a 0.7% increase in same store sales for the second quarter of fiscal 2019.
o

Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Our same store sales for the second quarter ended June 28, 2020 include the impact of sales declines resulting from the temporary store closures that began on March 20, 2020. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the second quarter of fiscal 2020 and 2019 were not material.

•	A reduction in sales from permanently closed stores, including a store temporarily closed due to a fire, was partially offset by added sales from new stores opened since March 31, 2019.
•

We experienced decreased customer transactions, due primarily to the impact of the COVID-19 outbreak, and a higher average sale per transaction in the second quarter of fiscal 2020 compared to the same period last year.

Gross Profit. Gross profit decreased by $0.9 million to $72.2 million, or 31.7% of net sales, in the 13 weeks ended June 28, 2020, compared with $73.1 million, or 30.3% of net sales, in the 13 weeks ended June 30, 2019. The influences on gross profit were primarily attributable to the following:

•

Net sales decreased by $13.1 million, or 5.4%, compared with the second quarter of last year as a result of the impact of COVID-19 that led to temporary store closures and reduced customer traffic at our open stores during the second quarter of fiscal 2020.

•

Distribution expense, including costs capitalized into inventory, increased by $2.3 million, or an unfavorable 129 basis points, in the second quarter of fiscal 2020 compared to the prior year. The increase primarily reflected lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the second quarter of last year, combined with lower employee labor and benefit-related expense due to workforce reductions caused by the COVID-19 pandemic, as well as lower trucking and fuel costs.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 173 basis points compared with the second quarter of last year when merchandise margins decreased by an unfavorable 80 basis points. The increase primarily reflects a significant shift in our product sales mix towards higher-margin products in May and June of fiscal 2020, as well as lower promotions, as a result of changing consumer demand related to COVID-19.

•

Store occupancy expense decreased by $2.9 million, or 11.9%, compared with the second quarter of last year as a result of the favorable impact from lease concessions in the amount of $3.0 million that we negotiated in response to the COVID-19 pandemic.

Selling and Administrative Expense. Selling and administrative expense decreased by $13.9 million to $58.3 million, or 25.6% of net sales, in the 13 weeks ended June 28, 2020, from $72.2 million, or 30.0% of net sales, in the second quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, decreased by $9.4 million due largely to significantly decreased employee labor and benefit-related expense as a result of workforce reductions and reduced store operating hours necessitated by the COVID-19 pandemic, as well as decreases in credit card fees and certain other operating expenses.

o

The decrease in employee labor-related expense included an employee retention credit provided by the U.S. Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to provide relief for employers subject to closure or significant economic downturn due to the impact of COVID-19, which reduced employee labor-related expense by $0.9 million for the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019.

o

These reductions were partially offset by wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.6 million for the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019.

•	Advertising expense decreased by $6.3 million, due mainly to lower print advertising in the second quarter of fiscal 2020 that resulted from the impact of the COVID-19 pandemic.
•

Administrative expense increased by $1.8 million, primarily attributable to an increase in certain employee benefit-related expense, partially offset by decreases in certain other operating expenses that resulted from the impact of the COVID-19 pandemic. Additionally, administrative expense in the second quarter of fiscal 2019 was favorably impacted by a settlement related to the termination of a software contract.

Other income. Other income in the second quarter of fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense remained flat in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Interest expense reflects an increase in average debt levels of $51.8 million to $110.9 million in the second quarter of fiscal 2020 from $59.1 million in the second quarter of fiscal 2019, offset by a decrease in average interest rates of approximately 180 basis points to 2.1% in the second quarter of fiscal 2020 from 3.9% in the second quarter of fiscal 2019.

Income Taxes. The provision for income taxes increased to $4.5 million for the second quarter of fiscal 2020 from $0.2 million for the second quarter of fiscal 2019, primarily reflecting higher pre-tax income in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Our effective tax rate was 28.7% for the second quarter of fiscal 2020 and 86.0% for the second quarter of fiscal 2019 and reflects the write-off of deferred tax assets related to share-based compensation of $0.1 million in fiscal 2019.

26 Weeks Ended June 28, 2020 Compared to 26 Weeks Ended June 30, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 28, 2020		June 30, 2019
	(Dollars in thousands)
Net sales	$445,671	100.0%	$486,251	100.0%
Cost of sales (1)	308,923	69.3	337,258	69.4
Gross profit	136,748	30.7	148,993	30.6
Selling and administrative expense (2)	129,703	29.1	144,790	29.8
Other income	(2,500)	(0.6)	—	0.0
Operating income	9,545	2.2	4,203	0.8
Interest expense	1,484	0.3	1,514	0.3
Income before income taxes	8,061	1.9	2,689	0.5
Income tax expense	1,536	0.3	997	0.2
Net income	$6,525	1.6%	$1,692	0.3%

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

Net Sales. Net sales decreased by $40.6 million, or 8.3%, to $445.7 million in the first half of fiscal 2020 from $486.3 million in the first half last year. The change in net sales reflected the following:

•

Same store sales decreased by $35.7 million, or 7.5%, for the 26 weeks ended June 28, 2020, versus the comparable 26-week period in the prior year. The decrease in same store sales reflected the following:

o

Due to the COVID-19 pandemic, state and local shelter orders were issued in our various market areas that led to the temporary closure of more than one-half of our stores that began on March 20, 2020 and significantly impacted the first and second fiscal quarter of fiscal 2020, resulting in reduced same store sales volume versus the prior year. Over the first half of the second fiscal quarter, when the impacts of the COVID-19 pandemic forced us to operate with a significantly reduced store count, our same store sales decreased by 28.2% compared to the prior year period. However, as we began reopening stores, we recognized significant shifts in consumer demand and rapidly evolved our product assortment, and for the second half of the second fiscal quarter our same store sales increased by 15.5% compared to the prior year. As of June 28, 2020, all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours.

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

o	Sales for our major merchandise categories of apparel and footwear declined, partially offset by an increase in same store sales for our hardgoods category.
o	The decrease in same store sales compares to a 2.7% increase in same store sales for the first half of fiscal 2019.
o

Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Our same store sales for the first six months ended June 28, 2020 include the impact of sales declines resulting from the temporary store closures that began on March 20, 2020 and impacted a significant portion of the remaining fiscal period. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first half of fiscal 2020 and 2019 were not material.

•	A reduction in sales from permanently closed stores, including a store temporarily closed due to a fire, was partially offset by added sales from new stores opened since December 30, 2018.
•

We experienced decreased customer transactions, due primarily to the impact of the COVID-19 outbreak, and a higher average sale per transaction in the first half of fiscal 2020 compared to the same period last year.

Gross Profit. Gross profit decreased by $12.3 million, or 8.3%, to $136.7 million, or 30.7% of net sales, in the 26 weeks ended June 28, 2020, from $149.0 million, or 30.6% of net sales, in the 26 weeks ended June 30, 2019. The change in gross profit was primarily attributable to the following:

•

Net sales decreased by $40.6 million, or 8.3%, compared with the first half of last year primarily as a result of the negative impact of COVID-19 that led to temporary store closures and reduced customer traffic at our open stores, as well as the impact of challenging winter-weather conditions in the first two months of fiscal 2020 compared with the same period in the prior year.

•

Distribution expense, including costs capitalized into inventory, increased by $0.6 million, or an unfavorable 56 basis points, in the first half of fiscal 2020 compared to the prior year. The increase primarily reflected lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the first half of last year, and lower employee labor and benefit-related expense due to workforce reductions caused by the COVID-19 pandemic, as well as lower trucking and fuel costs.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 84 basis points compared with the first half of last year when merchandise margins decreased by an unfavorable 39 basis points. The increase primarily reflects a significant shift in our product sales mix towards higher-margin products in May and June of fiscal 2020, as well as lower promotions, as a result of changing consumer demand related to COVID-19.

•

Store occupancy expense decreased by $2.8 million, or 5.7%, compared with the first half of last year as a result of the favorable impact from lease concessions in the amount of $3.0 million that we negotiated in response to the COVID-19 pandemic.

Selling and Administrative Expense. Selling and administrative expense decreased by $15.1 million to $129.7 million, or 29.1% of net sales, in the 26 weeks ended June 28, 2020, from $144.8 million, or 29.8% of net sales, in the first half of last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, decreased by $9.4 million, due largely to significantly reduced employee labor and benefit-related expense as a result of workforce reductions necessitated by the COVID-19 pandemic, as well as decreases in credit card fees and certain other operating expenses.

o

The decrease in employee labor-related expense included an employee retention credit provided by the CARES Act to provide relief for employers subject to closure or significant economic downturn due to the impact of COVID-19, which reduced employee labor-related expense by $0.9 million for the first half of fiscal 2020 compared with the first half of fiscal 2019.

o

These reductions were partially offset by wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $1.4 million for the first half of fiscal 2020 compared with the first half of fiscal 2019.

•	Advertising expense decreased by $7.1 million, due mainly to lower print advertising in the second quarter of fiscal 2020 that resulted from the impact of the COVID-19 pandemic.
•

Administrative expense increased by $1.4 million primarily attributable to an increase in certain employee benefit-related expenses, partially offset by decreases in certain other operating expenses that resulted from the impact of the COVID-19 pandemic. Additionally, administrative expense in the first half of fiscal 2019 was favorably impacted by a settlement related to the termination of a software contract.

Other income. Other income in the first half of fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense remained flat in the first half of fiscal 2020 compared to the first half of fiscal 2019. Interest expense reflects an increase in average debt levels of $33.2 million to $91.3 million in the first half of fiscal 2020 from $58.1 million in the first half of fiscal 2019, offset by a decrease in average interest rates of approximately 130 basis points to 2.7% in the first half of fiscal 2020 from 4.0% in the first half of fiscal 2019.

Income Taxes. The provision for income taxes increased to $1.5 million for the first half of fiscal 2020 from $1.0 million for the first half of fiscal 2019, primarily reflecting higher pre-tax income in the first half of fiscal 2020 compared to the first half of fiscal 2019. Our effective tax rate was 19.1% for the first half of fiscal 2020 and 37.1% for the first half of fiscal 2019 and reflects the write-off of deferred tax assets related to share-based compensation of $0.3 million and $0.4 million in fiscal 2020 and fiscal 2019, respectively. As a result of the CARES Act, we amended our 2018 income tax return and our effective tax rate for the first half of fiscal 2020 reflects the carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from the Credit Facility.

As of June 28, 2020, we had $16.7 million of cash compared with $6.6 million as of June 30, 2019. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Total cash provided by (used in):
Operating activities	$58,230	$5,626
Investing activities	(3,207)	(3,956)
Financing activities	(46,511)	(1,841)
Net increase (decrease) in cash	$8,512	$(171)

Operating Activities. Operating cash flows for the first half of fiscal 2020 and 2019 were a positive $58.2 million and a positive $5.6 million, respectively. The increased cash flow provided by operating activities for the first half of fiscal 2020 compared to the same period last year primarily reflects reduced merchandise inventory orders with our merchandise vendors caused by the COVID-19 pandemic, as well as an increase in net income in the first half of fiscal 2020 compared to the first half of fiscal 2019. Additionally, cash flow provided by operating activities included the benefit of higher accrued expense for the first half of fiscal 2020 compared with lower accrued expense for the same period of fiscal 2019, primarily related to income taxes and rent.

Investing Activities. Net cash used in investing activities for the first half of fiscal 2020 and 2019 was $3.2 million and $4.0 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented cash used in investing activities for each period, and in fiscal 2020 were partially offset by a portion of settlement proceeds from an eminent domain condemnation of $0.2 million. Capital expenditures for both periods include store-related remodeling, distribution center investments, new store investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first half of fiscal 2020 and 2019 were a negative $46.5 million and a negative $1.8 million, respectively. For the first half of fiscal 2020 and 2019, net cash was used primarily to pay down borrowings under the Credit Facility, fund dividend payments and make principal payments on finance lease liabilities. The increased cash flow used in financing activities for the first half of fiscal 2020 compared to the same period last year primarily reflects a significant pay-down of the Credit Facility during the second fiscal quarter, as a result of improved profitability and cash generation activities in response to the COVID-19 pandemic.

As of June 28, 2020, we had revolving credit borrowings of $35.0 million and letter of credit commitments of $4.7 million outstanding. These balances compare to revolving credit borrowings of $62.4 million and letter of credit commitments of $0.5 million outstanding as of June 30, 2019 and revolving credit borrowings of $66.6 million and letter of credit commitments of $0.7 million outstanding as of December 29, 2019. Borrowings as of June 28, 2020 reflected a significant pay-down on the Credit Facility since the first fiscal quarter when, to support our liquidity during the COVID-19 pandemic, we drew down additional amounts under the Credit Facility, as discussed in the Credit Agreement section below.

In each quarter of fiscal 2019 and the first quarter of fiscal 2020 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In an effort to enhance financial flexibility during the COVID-19 pandemic, we implemented expense reduction and cash preservation initiatives throughout the organization. In connection with that effort, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to the current strength of our balance sheet, operations and cash flow generation, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. We declared a cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2020 to stockholders of record as of September 1, 2020. The $0.10 cash dividend reflects our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also includes an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020.

We did not repurchase any shares of common stock in the first half of fiscal 2020 or fiscal 2019 pursuant to our current share repurchase program. Since the inception of our initial share repurchase program in May 2006 through June 28, 2020, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic and on March 27, 2020, to support our liquidity, we increased borrowings under our $140.0 million Credit Facility to $124.3 million. On March 30, 2020, we exercised the accordion feature under our Credit Agreement and drew down additional amounts under the Credit Facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As a result of improved profitability and cash generation activities in response to the COVID-19 pandemic, we were able to significantly pay down our long-term revolving credit borrowings during the second quarter of fiscal 2020. As of June 28, 2020, we had long-term revolving credit borrowings of $35.0 million and letter of credit commitments of $4.7 million outstanding, compared with borrowings of $66.6 million and letter of credit commitments of $0.7 million as of December 29, 2019. Total remaining borrowing availability, after subtracting letters of credit, was $125.3 million and $72.7 million as of June 28, 2020 and December 29, 2019, respectively.

Future Capital Requirements. We had cash on hand of $16.7 million as of June 28, 2020. As a response to the COVID-19 pandemic, we have reduced the amount of planned capital spending in fiscal 2020. We now expect capital expenditures for fiscal 2020, excluding non-cash acquisitions, to range from approximately $5.0 million to $9.0 million primarily to fund store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2020, we do not anticipate opening any new stores and we anticipate permanently closing four stores.

Additionally, to enhance our financial flexibility and provide liquidity to fund future capital requirements during the COVID-19 pandemic, on March 30, 2020, we exercised the accordion feature under our Credit Agreement, which increased the amount available for borrowing under the Credit Facility to $165.0 million. As of June 28, 2020, we had long-term revolving credit borrowings of $35.0 million.

We have historically paid quarterly cash dividends, subject to declaration by our Board of Directors. In order to support our liquidity initiatives in response to COVID-19, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to the current strength of our balance sheet, operations and cash flow generation, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. We declared a cash dividend of $0.10 per share of outstanding common stock, which will be paid on September 15, 2020 to stockholders of record as of September 1, 2020. The $0.10 cash dividend reflects our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also includes an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020.

As of June 28, 2020, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We did not repurchase any shares of our common stock in the first half of fiscal 2020 or fiscal 2019. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from the Credit Facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under the Credit Facility and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware, distribution center delivery tractors and equipment. Additional information regarding our operating and finance leases is available in Notes 2 and 5 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In the first half of fiscal 2020, our revolving credit borrowings decreased by $31.6 million from the end of fiscal 2019. Our reduced debt levels in fiscal 2020 compared with the prior year end largely reflect the pay-down of the Credit Facility as a result of improved profitability and cash generation activities in response to the COVID-19 pandemic in fiscal 2020.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, we consider our estimates on operating and finance leases, valuation of inventory and long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended June 28, 2020.

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

In fiscal 2019, and during the first half of fiscal 2020, the impact of inflation and tariffs on products we purchase was minimal. At the end of fiscal 2019, we brought in certain merchandise early in anticipation of future cost increases. We have evolved our product mix to include more branded merchandise which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation or tariffs had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to change significantly. These risks and uncertainties include, among other things, the economic impacts of COVID-19 on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19), impacts of civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 28, 2020, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all of our store locations in some capacity based on either qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in our market areas. Subsequent to the end of the second fiscal quarter, new closure orders were issued in California pertaining to indoor malls, which have resulted in the temporary closure of one of the Company’s stores. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions. We have implemented reduced store hours, limited the number of customers in our stores at any one time and have generally implemented social-distancing guidelines throughout our store operating space. As a result of the reduced customer traffic and sales, and in an effort to preserve capital, we implemented workforce reductions throughout the Company, and reduced advertising and planned capital spending in fiscal 2020. We have also reduced merchandise inventory orders, which could impact product availability in our stores and sales in future periods. We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

As mentioned above, our store locations have been considered an “essential” business under applicable regulations in many of the markets in which we operate. In addition, the states and local jurisdictions in which we operate have begun to ease the regulatory restrictions on retail operations that had been put in place with the shelter orders and, as of June 28, 2020 all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours. Subsequent to the end of the second fiscal quarter, new closure orders were issued in California pertaining to indoor malls, which have resulted in the temporary closure of one of the Company’s stores. If the classification of what is an “essential” business changes in jurisdictions where our stores are located, or the restrictions on retail operations in our markets are reinstituted beyond the closure of indoor malls in California, or other government regulations are adopted pertaining to how we may operate our stores, we may be required to temporarily close or restrict operations at more, if not all, of our stores, which would significantly impact our sales and results of operations. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: July 29, 2020	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 29, 2020	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)