Form 10-Q
period 2020-09-27
BIG 5 SPORTING GOODS Corp
filed 2020-10-28
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

There were 21,906,668 shares of common stock, with a par value of $0.01 per share outstanding as of October 20, 2020.

BIG 5 SPORTING GOODS CORPORATION

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 27, 2020 and December 29, 2019	3
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 27, 2020 and September 29, 2019	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended September 27, 2020 and September 29, 2019	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2020 and September 29, 2019	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	21
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	34
Item 4	Mine Safety Disclosures	34
Item 5	Other Information	34
Item 6	Exhibits	34

SIGNATURES		35

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 27, 2020	December 29, 2019
ASSETS
Current assets:
Cash	$55,695	$8,223
Accounts receivable, net of allowances of $45 and $58, respectively	11,018	13,646
Merchandise inventories, net	254,512	309,315
Prepaid expenses	9,192	9,680
Total current assets	330,417	340,864
Operating lease right-of-use assets, net	290,374	262,588
Property and equipment, net	60,064	68,414
Deferred income taxes	14,494	13,619
Other assets, net of accumulated amortization of $2,310 and $2,043, respectively	3,008	3,315
Total assets	$698,357	$688,800
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,048	$83,655
Accrued expenses	74,158	64,935
Current portion of operating lease liabilities	75,316	71,542
Current portion of finance lease liabilities	2,417	2,678
Total current liabilities	238,939	222,810
Operating lease liabilities, less current portion	230,705	206,806
Finance lease liabilities, less current portion	2,967	4,787
Long-term debt	—	66,559
Other long-term liabilities	12,513	7,466
Total liabilities	485,124	508,428
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,555,381 and 25,314,289 shares, respectively; outstanding 21,905,168 and 21,664,076 shares, respectively	255	252
Additional paid-in capital	121,262	120,054
Retained earnings	134,243	102,593
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	213,233	180,372
Total liabilities and stockholders' equity	$698,357	$688,800

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$304,959	$266,150	$750,630	$752,401
Cost of sales	194,924	180,158	503,847	517,416
Gross profit	110,035	85,992	246,783	234,985
Selling and administrative expense	71,337	76,886	201,040	221,676
Other income	—	—	(2,500)	—
Operating income	38,698	9,106	48,243	13,309
Interest expense	199	683	1,683	2,197
Income before taxes	38,499	8,423	46,560	11,112
Income tax expense	10,106	2,026	11,642	3,023
Net income	$28,393	$6,397	$34,918	$8,089
Earnings per share:
Basic	$1.33	$0.30	$1.64	$0.38
Diluted	$1.31	$0.30	$1.63	$0.38
Weighted-average shares of common stock outstanding:
Basic	21,310	21,132	21,237	21,093
Diluted	21,725	21,154	21,464	21,125

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended September 27, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of June 28, 2020	21,901,208	$255	$120,835	$108,041	$(42,527)	$186,604
Net income	—	—	—	28,393	—	28,393
Dividends on common stock ($0.10 per share)	—	—	—	(2,191)	—	(2,191)
Exercise of share option awards	5,175	—	27	—	—	27
Share-based compensation	—	—	400	—	—	400
Forfeiture of nonvested share awards	(1,215)	—	—	—	—	—
Balance as of September 27, 2020	21,905,168	$255	$121,262	$134,243	$(42,527)	$213,233

	13 Weeks Ended September 29, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of June 30, 2019	21,684,601	$253	$119,145	$97,996	$(42,527)	$174,867
Net income	—	—	—	6,397	—	6,397
Dividends on common stock ($0.05 per share)	—	—	—	(1,077)	—	(1,077)
Share-based compensation	—	—	457	—	—	457
Forfeiture of nonvested share awards	(12,915)	—	—	—	—	—
Balance as of September 29, 2019	21,671,686	$253	$119,602	$103,316	$(42,527)	$180,644

	39 Weeks Ended September 27, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net income	—	—	—	34,918	—	34,918
Dividends on common stock ($0.15 per share)	—	—	—	(3,268)	—	(3,268)
Issuance of nonvested share awards	321,600	3	(3)	—	—	—
Exercise of share option awards	5,175	—	27	—	—	27
Share-based compensation	—	—	1,281	—	—	1,281
Forfeiture of nonvested share awards	(21,110)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of September 27, 2020	21,905,168	$255	$121,262	$134,243	$(42,527)	$213,233

	39 Weeks Ended September 29, 2019
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	8,089	—	8,089
Dividends on common stock ($0.15 per share)	—	—	—	(3,221)	—	(3,221)
Issuance of nonvested share awards	338,256	4	(4)	—	—	—
Share-based compensation	—	—	1,475	—	—	1,475
Forfeiture of nonvested share awards	(31,570)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of September 29, 2019	21,671,686	$253	$119,602	$103,316	$(42,527)	$180,644

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income	$34,918	$8,089
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,633	14,630
Share-based compensation	1,281	1,475
Amortization of other assets	267	195
ROU asset gain on disposal	—	(110)
Noncash lease expense	47,095	45,439
Gain on eminent domain condemnation	(2,500)	—
Proceeds from eminent domain condemnation - lost profit margin	2,263	—
Deferred income taxes	(875)	735
Changes in operating assets and liabilities:
Accounts receivable, net	2,668	4,152
Merchandise inventories, net	54,803	(15,614)
Prepaid expenses and other assets	634	118
Accounts payable	15,302	8,969
Operating lease liabilities	(47,248)	(46,721)
Accrued expenses and other long-term liabilities	14,147	(7,705)
Net cash provided by operating activities	136,388	13,652

Cash flows from investing activities:
Purchases of property and equipment	(5,041)	(6,128)
Proceeds from eminent domain condemnation - property and equipment	237	—
Net cash used in investing activities	(4,804)	(6,128)

Cash flows from financing activities:
Borrowings under revolving credit facility	137,296	135,950
Payments under revolving credit facility	(203,855)	(140,308)
Changes in book overdraft	(11,973)	548
Debt issuance costs paid	(106)	—
Principal payments under finance lease liabilities	(2,067)	(1,874)
Proceeds from exercise of share option awards	27	—
Tax withholding payments for share-based compensation	(97)	(221)
Dividends paid	(3,337)	(3,342)
Net cash used in financing activities	(84,112)	(9,247)

Net increase (decrease) in cash	47,472	(1,723)

Cash at beginning of period	8,223	6,765

Cash at end of period	$55,695	$5,042

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$—	$2,093
Property and equipment additions unpaid	$976	$1,583
Supplemental disclosures of cash flow information:
Interest paid	$1,714	$2,150
Income taxes paid	$4,213	$725

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of September 27, 2020. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 in the first quarter of fiscal 2020 and the impact from this standard was immaterial.

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

The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company was subsequently able to gradually reopen its store locations based on initially qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas. As of the end of the second quarter of fiscal 2020, all of the Company’s stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours. These restrictions and reduced operating hours continued into the third quarter of fiscal 2020. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions. Additionally, during the second and third fiscal quarters, the pandemic and the shelter orders that were in place in the Company’s market areas negatively impacted customer traffic into the Company’s stores. In an effort to promote social distancing protocols, the Company has implemented reduced store hours, limited the number of customers in its stores at any one time and has generally implemented social-distancing guidelines throughout the store operating space. Due to the reduced customer traffic, and in an effort to preserve capital, the Company implemented temporary and permanent workforce reductions throughout the organization, and reduced advertising and planned capital spending in fiscal 2020. The Company also temporarily reduced merchandise inventory orders, which could impact product availability in the Company’s stores and sales in future periods. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 27, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

Revenue Recognition

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online. Generally, all revenue is recognized when control of the promised goods is transferred to customers, for an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since the Company only extends immaterial credit purchases to certain municipalities and local school districts.

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Hardgoods	$201,993	$145,974	$461,040	$383,193
Athletic and sport footwear	59,654	73,277	164,685	208,902
Athletic and sport apparel	41,712	45,466	120,721	155,931
Other sales	1,600	1,433	4,184	4,375
Net sales	$304,959	$266,150	$750,630	$752,401

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 39 weeks ended September 27, 2020 and September 29, 2019.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company recognized $1.3 million and $3.9 million in stored-value card redemption revenue for the 13 and 39 weeks ended September 27, 2020, respectively, compared to $1.5 million and $5.2 million in stored-value card redemption revenue for the 13 and 39 weeks ended September 29, 2019, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended September 27, 2020, respectively, compared to $0.1 million and $0.3 million for the 13 and 39 weeks ended September 29, 2019, respectively. The Company had outstanding stored-value card liabilities of $6.4 million and $7.2 million as of September 27, 2020 and December 29, 2019, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.8 million and $1.4 million related to estimated sales returns as of September 27, 2020 and December 29, 2019, respectively, and recorded, in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets, an allowance for sales returns reserve of $1.6 million and $2.7 million as of September 27, 2020 and December 29, 2019, respectively.

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

The Company did not recognize any impairment charges in the first nine months of fiscal 2020 or 2019.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheet. Finance leases are included in property and equipment and finance lease liabilities on the interim unaudited condensed consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statement of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the balance sheet. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

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

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for COVID-19 lease abatements of $3.1 million in the 39 weeks ended September 27, 2020 as reductions to variable lease expense and accounted for lease deferrals of $0.8 million as of September 27, 2020 as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability.

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

As of September 27, 2020 and December 29, 2019, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820.

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	September 27, 2020	December 29, 2019
	(In thousands)
Payroll and related expense	$25,633	$23,433
Occupancy expense	11,422	9,503
Income taxes payable	10,313	—
Sales tax	8,210	9,607
Other	18,580	22,392
Accrued expenses	$74,158	$64,935

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5)	Lease Commitments

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

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$660	$618	$2,070	$2,002
Interest on lease liabilities	67	91	234	286
Finance lease expense	727	709	2,304	2,288
Operating lease expense	20,382	20,254	60,986	60,079
Variable lease expense (1)	4,595	4,547	10,577	13,769
Sublease income	(293)	(373)	(879)	(1,018)
Total lease expense	$25,411	$25,137	$72,988	$75,118

(1)

Variable lease expense for the 13 and 39 weeks ended September 27, 2020 was reduced by $0.1 million and $3.1 million, respectively, for lease abatements related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. See Note 2 to the Interim Financial Statements for a further discussion on lease concessions.

Additionally, subsequent to the issuance of the Company’s Interim Financial Statements as of September 29, 2019, management identified an immaterial correction related to the disclosure of certain variable lease payments. Variable lease expense for the 13 and 39 weeks ended September 29, 2019 did not previously include $4.5 million and $13.6 million, respectively, of variable lease payments for property taxes, insurance, and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs. Management corrected the disclosure related to variable lease expense in the table above for the 13 and 39 weeks ended September 29, 2019 and, except for this change in disclosure, the correction had no impact upon the Company’s Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, other information related to leases was as follows:

	39 Weeks Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Operating cash flows from operating leases	$57,243	$61,569
Operating cash flows from finance leases	234	286
Financing cash flows from finance leases	2,067	1,874
Cash paid for amounts included in the measurement of lease liabilities	$59,544	$63,729

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$2,129
Right-of-use assets obtained in exchange for new operating lease liabilities	$75,025	$52,913
Weighted-average remaining lease term—finance leases	2.6 years	3.2 years
Weighted-average remaining lease term—operating leases	5.2 years	5.3 years
Weighted-average discount rate—finance leases	4.7%	4.8%
Weighted-average discount rate—operating leases	6.2%	6.4%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of September 27, 2020 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2020 (remaining three months)	$874	$26,842
2021	2,188	81,932
2022	1,740	72,711
2023	920	56,991
2024	—	48,381
Thereafter	—	71,245
Undiscounted cash flows	$5,722	$358,102
Reconciliation of lease liabilities:
Weighted-average remaining lease term	2.6 years	5.2 years
Weighted-average discount rate	4.7%	6.2%
Present values	$5,384	$306,021
Lease liabilities - current	2,417	75,316
Lease liabilities - long-term	2,967	230,705
Lease liabilities - total	$5,384	$306,021
Difference between undiscounted and discounted cash flows	$338	$52,081

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)	Long-Term Debt

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

As of September 27, 2020, the Company had fully paid down its long-term revolving credit borrowings to zero and had letter of credit commitments of $4.7 million outstanding, compared with borrowings of $66.6 million and letter of credit commitments of $0.7 million as of December 29, 2019. Total remaining borrowing availability, after subtracting letters of credit, was $160.3 million and $72.7 million as of September 27, 2020 and December 29, 2019, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of September 27, 2020 and December 29, 2019, the Company had a valuation allowance for deferred income tax assets of $1.2 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2016 and after, and state and local income tax returns are open for fiscal years 2015 and after.

The provision for income taxes for the 39 weeks ended September 27, 2020 and September 29, 2019 reflects the write-off of deferred tax assets of $0.3 million and $0.4 million, respectively, related to share-based compensation.

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

As of September 27, 2020 and December 29, 2019, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of September 27, 2020 and December 29, 2019, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands, except per share data)
Net income	$28,393	$6,397	$34,918	$8,089
Weighted-average shares of common stock outstanding:
Basic	21,310	21,132	21,237	21,093
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	415	22	227	32
Diluted	21,725	21,154	21,464	21,125
Basic earnings per share	$1.33	$0.30	$1.64	$0.38
Diluted earnings per share	$1.31	$0.30	$1.63	$0.38
Antidilutive share option awards excluded from diluted calculation	268	520	700	493
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	120	471	144	456

The computation of diluted earnings per share for all periods presented excludes certain potential share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). Additionally, the computation of diluted earnings per share for all periods presented excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On October 6, 2020, the Company reached an agreement and settled a claim with its insurance carrier related to losses incurred in connection with a store previously damaged in a fire. The settlement amount included $3.5 million for property damage and business interruption. After application of a previous advance of $0.5 million and deductible of $0.2 million, the Company expects to receive proceeds of $2.8 million related to property damage and business interruption. The Company expects to recognize a nonrefundable gain for this amount when the proceeds are received. This gain was contingent and unrealized as of September 27, 2020.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of September 27, 2020, 2,462,604 shares remained available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.4 million and $1.3 million in share-based compensation expense for the 13 and 39 weeks ended September 27, 2020, respectively, compared to $0.5 million and $1.5 million in share-based compensation expense for the 13 and 39 weeks ended September 29, 2019.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. In the first nine months of fiscal 2020, the Company granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per share option award. In the first nine months of fiscal 2019, the Company granted 253,800 share option awards with a weighted-average grant-date fair value of $1.33 per share option award.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2019	523,150	$5.91
Granted	257,000	2.23
Exercised	(5,175)	5.10
Forfeited or Expired	(5,750)	11.52
Outstanding at September 27, 2020	769,225	$4.65	8.20	$1,456,503
Exercisable at September 27, 2020	217,612	$7.29	6.94	$131,080
Vested and Expected to Vest at September 27, 2020	756,972	$4.67	8.18	$1,419,456

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $5.95 as of September 27, 2020, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Risk-free interest rate	—	1.5%	0.9%	2.5%
Expected term	—	5.7 years	5.7 years	5.7 years
Expected volatility	—	53.0%	63.0%	53.0%
Expected dividend yield	—	10.3%	—	5.1%

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

As of September 27, 2020, there was $0.6 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.7 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Shares issuable related to nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first nine months of fiscal 2020 and 2019 was $0.4 million and $0.6 million, respectively. The total fair value of nonvested share unit awards which vested in each of the first nine months of fiscal 2020 and 2019 was $0.2 million.

The Company granted 321,600 and 308,584 nonvested share awards in the first nine months of fiscal 2020 and 2019, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first nine months of fiscal 2020 and 2019 was $1.69 and $3.34, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	532,524	$6.33
Granted	321,600	1.69
Vested	(240,424)	6.57
Forfeited	(21,110)	4.41
Balance at September 27, 2020	592,590	$3.79

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first nine months of fiscal 2020, the Company withheld 64,573 common shares with a total value of $0.1 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

The Company granted 40,000 and 72,464 nonvested share unit awards in the first nine months of fiscal 2020 and 2019, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share unit awards granted in the first nine months of fiscal 2020 and 2019 was $2.28 and $2.07, respectively.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	75,413	$1.81
Granted	40,000	2.28
Dividend reinvestments	15,168	2.26
Vested	(72,464)	2.07
Dividend reinvestments vested	(17,429)	2.16
Balance at September 27, 2020	40,688	$1.84

As of September 27, 2020, there was $1.6 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.4 and 0.7 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Events

On October 22, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2020 to stockholders of record as of December 1, 2020.

As discussed in Note 9 to the Interim Financial Statements, on October 6, 2020, the Company reached an agreement and settled a claim with its insurance carrier related to property damage and business interruption losses incurred in connection with a store previously damaged in a fire, which resulted in a nonrefundable gain in the amount of $2.8 million that will be recognized upon receipt of the related insurance proceeds. As of September 27, 2020, proceeds were not yet received related to these losses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of September 27, 2020, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13 and 39 week periods ended September 27, 2020 and September 29, 2019, and of cash flows for the fiscal 39 week periods ended September 27, 2020 and September 29, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

October 28, 2020

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

Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Additionally, during the second and third fiscal quarters, the pandemic and the shelter orders that were in place in our market areas negatively impacted customer traffic into the stores that were operating. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the COVID-19 outbreak resulted in an overall decrease in same store sales volume in the second quarter of fiscal 2020 of 4.2% compared with the prior year, as we began reopening stores we recognized significant shifts in consumer demand and rapidly evolved our product assortment, and for the second half of the second fiscal quarter our same store sales increased by 15.5% compared to the prior year. This positive sales trending continued into the third quarter of fiscal 2020, leading to same store sales increases of 31.9%, 7.9% and 5.9% in fiscal July, August and September, respectively, for a historically high increase of 14.8% for the third quarter ended September 27, 2020 compared with the prior year. Throughout the third quarter of fiscal 2020 and as of September 27, 2020, all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to continued appropriate social distancing restrictions and with reduced operating hours.

The initial decrease in sales caused by the COVID-19 outbreak caused us to take various actions to enhance our liquidity. On March 27, 2020, we increased borrowings under our $140.0 million revolving credit facility (the “Credit Facility”) to $124.3 million. On March 30, 2020, we exercised the accordion feature under our Credit Agreement, which increased the amount available under the Credit Facility to $165.0 million, and we drew down additional amounts under the Credit Facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. Additionally, we took measures to reduce expense across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, implementing temporary and permanent workforce reductions throughout the organization, and reducing advertising and the amount of planned capital spending in fiscal 2020, among other measures. Although a certain portion of these expense reduction initiatives only benefited the second quarter of fiscal 2020, the third quarter of fiscal 2020 continued to reflect labor expense savings due primarily to reduced store operating hours, as well as advertising expense savings due to significantly reduced advertising activity.

In the third quarter of fiscal 2020, we began to resume some normal operating activities, including resuming workforce rehiring, increasing our inventory purchasing activities and resuming rent payments that were previously deferred. During the third quarter, our sales continued to benefit from increased consumer demand for certain product categories as a result of the COVID-19 pandemic, including fitness, outdoor recreation and firearm-related products. This benefit was partially offset by reduced sales in team sports and back-to-school products as a result of limitations on those activities related to COVID-19. Our advertising and promotional programs remained substantially reduced during the third quarter of fiscal 2020 as a result of COVID-19, which has resulted in lower advertising expense and higher profitability.

With our favorable operating results in the second half of the second fiscal quarter and the full third quarter of fiscal 2020, we were able to significantly pay down our debt levels while retaining favorable levels of cash. As of September 27, 2020, we had paid down our long-term revolving credit borrowings to zero, compared to $124.3 million and $66.6 million outstanding as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. As of September 27, 2020, we had cash of $55.7 million compared to $44.2 million and $8.2 million as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. In response to the strength of our balance sheet, operations and cash flow generation, our Board of Directors reinstated our previously suspended quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. We declared a cash dividend of $0.10 per share of outstanding common stock, which reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020 and also included an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020.

If we are again required to temporarily close a large portion of our stores or we experience a further reduction in store traffic, we may need to take further actions to maintain our operations, including increasing our borrowing levels or suspending dividend payments, depending on how long and to what extent these events impact our business. Additionally, the consumer preferences for certain product categories that have driven positive sales during the COVID-19 pandemic may not continue after the pandemic has subsided, and any change in consumer preferences could negatively impact our results of operations. We may need to increase advertising and promotional activity from the current historically low levels in an effort to drive customer traffic and sales, as well as increase our staffing from the current reduced levels, which could impact profitability.

Overview

We are a leading sporting goods retailer in the western United States, with 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of September 27, 2020. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, tennis, golf, winter and summer recreation and roller sports.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Beginning stores	431	434	434	436
New stores opened	—	—	—	1
Stores permanently closed	—	(1)	(3)	(4)
Ending stores	431	433	431	433

For fiscal 2020, we do not anticipate opening any new stores and we anticipate permanently closing four stores.

Executive Summary

The favorable increase in net income for the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019 primarily reflected historically-high increased same stores sales of 14.8%, combined with initiatives that we implemented earlier this year in response to the COVID-19 pandemic that led to favorable margin impacts, reductions in advertising expense and employee labor expense and other cost savings. The increase in same store sales compares to a 0.3% increase in same store sales for the third quarter of fiscal 2019.

•

Net sales for the third quarter of fiscal 2020 increased 14.6% to $305.0 million compared to $266.2 million for the third quarter of fiscal 2019. The increase in net sales was primarily attributable to strong consumer demand for various products as a result of the COVID-19 pandemic, which led to an increase in same store sales in the third quarter of fiscal 2020, combined with added sales from new stores opened since June 30, 2019, partially offset by reductions in sales from permanently closed stores. Same store sales increased for our major merchandise category of hardgoods, partially offset by decreases in our categories of footwear and apparel.

•

Gross profit for the third quarter of fiscal 2020 represented 36.1% of net sales, compared with 32.3% in the third quarter of the prior year. The increase in gross profit margin resulted mainly from higher merchandise margins and lower store occupancy expense as a percentage of net sales, partially offset by an unfavorable impact from costs capitalized into inventory as a percentage of net sales.

•

Selling and administrative expense for the third quarter of fiscal 2020 decreased 7.3% to $71.3 million, or 23.4% of net sales, compared to $76.9 million, or 28.9% of net sales, for the third quarter of fiscal 2019. The decrease in selling and administrative expense was primarily attributable to reduced print advertising expense and lower store employee labor and benefit-related expense in connection with actions taken as a response to COVID-19, partially offset by company performance-based incentive accruals.

•

Net income for the third quarter of fiscal 2020 was $28.4 million, or $1.31 per diluted share, compared to net income of $6.4 million, or $0.30 per diluted share, for the third quarter of fiscal 2019. The historically higher earnings were driven primarily by higher net sales and merchandise margins, reduced advertising expense and lower employee labor expense.

•

Operating cash flow for the first nine months of fiscal 2020 was a positive $136.4 million compared to operating cash flow in the first nine months of fiscal 2019 of a positive $13.7 million, due primarily to decreased funding of merchandise inventory and an increase in net income year over year.

•	Capital expenditures for the first nine months of fiscal 2020 decreased to $5.0 million from $6.1 million for the first nine months of fiscal 2019.
•

Borrowings under the Credit Facility were zero as of September 27, 2020, compared with $124.3 million, $66.6 million and $60.6 million as of March 29, 2020, December 29, 2019 and September 29, 2019, respectively. Our zero borrowings as of September 27, 2020 reflected a full pay-down of the Credit Facility since the end of the first fiscal quarter when, to support our potential additional liquidity needs during the COVID-19 pandemic, we drew down additional amounts under the Credit Facility. We had cash of $55.7 million as of September 27, 2020, compared to $44.2 million, $8.2 million and $5.0 million as of March 29, 2020, December 29, 2019 and September 29, 2019, respectively.

•

We paid cash dividends in the first nine months of fiscal 2020 of $3.3 million, or $0.15 per share, compared with $3.3 million, or $0.15 per share, in the first nine months of fiscal 2019. As a result of the impact of COVID-19 and as previously announced, our Board of Directors suspended our quarterly cash dividend during the second quarter of fiscal 2020. Our Board of Directors declared a cash dividend of $0.10 per share during the third quarter of fiscal 2020, which reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020 and also included an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 27, 2020 Compared to 13 Weeks Ended September 29, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 27, 2020		September 29, 2019
	(Dollars in thousands)
Net sales	$304,959	100.0%	$266,150	100.0%
Cost of sales (1)	194,924	63.9	180,158	67.7
Gross profit	110,035	36.1	85,992	32.3
Selling and administrative expense (2)	71,337	23.4	76,886	28.9
Operating income	38,698	12.7	9,106	3.4
Interest expense	199	0.1	683	0.3
Income before income taxes	38,499	12.6	8,423	3.1
Income tax expense	10,106	3.3	2,026	0.7
Net income	$28,393	9.3%	$6,397	2.4%

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

Net Sales. Net sales increased by $38.8 million, or 14.6%, to $305.0 million in the third quarter of fiscal 2020 from $266.2 million in the third quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $38.7 million, or a historically high 14.8%, for the 13 weeks ended September 27, 2020, versus the comparable 13-week period in the prior year. The increase in same store sales reflected the following:

o

Strong consumer demand for various products as a result of the COVID-19 pandemic, including fitness, outdoor recreation and firearm-related products, led to same store sales increases of 31.9%, 7.9% and 5.9% in fiscal July, August and September, respectively. This benefit was partially offset by reduced sales in team sports and back-to-school products as a result of limitations on those activities related to COVID-19.

o	Sales for our major merchandise category of hardgoods increased, partially offset by decreases in our categories of footwear and apparel.
o	The increase in same store sales compares to a 0.3% increase in same store sales for the third quarter of fiscal 2019.
o

Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the third quarter of fiscal 2020 and 2019 were not material.

•	Added sales from new stores opened since June 30, 2019 were offset by a reduction in sales from permanently closed stores.
•	We experienced a higher average sale per transaction and decreased customer transactions in the third quarter of fiscal 2020 compared to the same period last year.

Gross Profit. Gross profit increased by $24.0 million to $110.0 million, or 36.1% of net sales, in the 13 weeks ended September 27, 2020, compared with $86.0 million, or 32.3% of net sales, in the 13 weeks ended September 29, 2019. The change in gross profit was primarily attributable to the following:

•

Net sales increased by $38.8 million, or 14.6%, compared with the third quarter of last year, primarily attributable to strong consumer demand for various products as a result of the COVID-19 pandemic.

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 277 basis points compared with the third quarter of last year when merchandise margins increased by a favorable 94 basis points. The increase primarily reflects a shift in our product sales mix towards certain higher-margin products, as well as lower promotional activity.

•

Distribution expense, including costs capitalized into inventory, increased by $3.4 million, or an unfavorable 53 basis points, in the third quarter of fiscal 2020 compared to the prior year. The increase primarily reflected lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the third quarter of last year, combined with higher employee labor expense due to increases in our distribution center workforce in order to meet the increased demand for our products.

Selling and Administrative Expense. Selling and administrative expense decreased by $5.6 million to $71.3 million, or 23.4% of net sales, in the 13 weeks ended September 27, 2020, from $76.9 million, or 28.9% of net sales, in the third quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $5.8 million, due mainly to lower print advertising in the third quarter of fiscal 2020 that resulted from the impact of the COVID-19 pandemic.
•

Store-related expense, excluding occupancy, decreased by $2.2 million due largely to decreased employee labor and benefit-related expense primarily as a result of reduced store operating hours in response to the COVID-19 pandemic, partially offset by increases in certain other operating expenses, primarily increased insurance premiums. These reductions were partially offset by wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.6 million for the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.

•

Administrative expense increased by $2.5 million, primarily attributable to an increase in company performance-based incentive accruals, partially offset by reductions in various professional services.

Interest Expense. Interest expense decreased by $0.5 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Interest expense reflects a decrease in average interest rates and average debt levels that resulted from a full pay-down of borrowings under our Credit Facility in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.

Income Taxes. The provision for income taxes increased to $10.1 million for the third quarter of fiscal 2020 from $2.0 million for the third quarter of fiscal 2019, primarily reflecting higher pre-tax income in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Our effective tax rate was 26.3% for the third quarter of fiscal 2020 and 24.1% for the third quarter of fiscal 2019.

39 Weeks Ended September 27, 2020 Compared to 39 Weeks Ended September 29, 2019

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 27, 2020		September 29, 2019
	(Dollars in thousands)
Net sales	$750,630	100.0%	$752,401	100.0%
Cost of sales (1)	503,847	67.1	517,416	68.8
Gross profit	246,783	32.9	234,985	31.2
Selling and administrative expense (2)	201,040	26.8	221,676	29.5
Other income	(2,500)	(0.3)	—	0.0
Operating income	48,243	6.4	13,309	1.7
Interest expense	1,683	0.2	2,197	0.3
Income before income taxes	46,560	6.2	11,112	1.4
Income tax expense	11,642	1.6	3,023	0.4
Net income	$34,918	4.6%	$8,089	1.0%

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

Net Sales. Net sales decreased by $1.8 million, or 0.2%, to $750.6 million in the first nine months of fiscal 2020 from $752.4 million in the first nine months last year. The change in net sales reflected the following:

•

A reduction in sales from permanently closed stores, including a store temporarily closed for the first half of fiscal 2020 due to a fire, was partially offset by added sales from new stores opened since December 30, 2018 and higher same store sales.

•

Same store sales increased by $3.0 million, or 0.4%, for the 39 weeks ended September 27, 2020, versus the comparable 39-week period in the prior year. The increase in same store sales reflected the following:

o

Due to the COVID-19 pandemic, state and local shelter orders were issued in our various market areas that led to the temporary closure of more than one-half of our stores that began on March 20, 2020 and significantly impacted the first and second fiscal quarters of fiscal 2020, resulting in reduced same store sales versus the prior year. Over the first half of the second fiscal quarter, when the impacts of the COVID-19 pandemic forced us to operate with a significantly reduced store count, our same store sales decreased by 28.2% compared to the prior year period. However, as we began reopening stores, we recognized significant shifts in consumer demand and rapidly evolved our product assortment, and for the second half of the second fiscal quarter our same store sales increased by 15.5% compared to the prior year. This positive sales trending continued into the third quarter of fiscal 2020, with strong consumer demand for various products as a result of the COVID-19 pandemic, including fitness, outdoor recreation and firearm-related products, leading to same store sales increases of 31.9%, 7.9% and 5.9% in fiscal July, August and September, respectively. This benefit was partially offset by reduced sales in team sports and back-to-school products as a result of limitations on those activities related to COVID-19.

o

The increase in same store sales was partially offset by the negative impact of challenging winter-weather conditions in the first two months of fiscal 2020 compared with the same period in the prior year. In the first quarter of fiscal 2019, strong sales of winter-related products were driven by highly favorable cold and wet winter weather conditions across our markets compared with warm and dry winter weather conditions this year.

o	Sales for our major merchandise category of hardgoods increased, partially offset by decreases in our categories of apparel and footwear.
o	The increase in same store sales compares to a 1.8% increase in same store sales for the first nine months of fiscal 2019.
o

Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Despite the same store sales increase, our sales for the first nine months ended September 27, 2020 included the impact of sales declines resulting from the temporary store closures that began on March 20, 2020 and negatively impacted the first and second fiscal quarters. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first nine months of fiscal 2020 and 2019 were not material.

•

We experienced decreased customer transactions, due primarily to the impact of the COVID-19 outbreak, and a higher average sale per transaction in the first nine months of fiscal 2020 compared to the same period last year.

Gross Profit. Gross profit increased by $11.8 million, or 5.0%, to $246.8 million, or 32.9% of net sales, in the 39 weeks ended September 27, 2020, from $235.0 million, or 31.2% of net sales, in the 39 weeks ended September 29, 2019. The change in gross profit was primarily attributable to the following:

•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 167 basis points compared with the first nine months of last year when merchandise margins increased by a favorable 9 basis points. The increase primarily reflects a shift in our product sales mix towards certain higher-margin products, as well as lower promotional activity.

•

Store occupancy expense decreased by $2.8 million, or 3.8%, compared with the first nine months of last year primarily as a result of the favorable impact in the second quarter from lease concessions in the amount of $3.1 million that we negotiated in response to the COVID-19 pandemic.

•

Distribution expense, including costs capitalized into inventory, increased by $4.0 million, or an unfavorable 55 basis points, in the first nine months of fiscal 2020 compared to the prior year. The increase primarily reflected lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the first nine months of last year, partially offset by lower trucking and fuel costs as well as lower employee labor and benefit-related expense due to temporary workforce reductions caused by the COVID-19 pandemic.

•	Net sales decreased by $1.8 million, or 0.2%, compared with the first nine months of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $20.7 million to $201.0 million, or 26.8% of net sales, in the 39 weeks ended September 27, 2020, from $221.7 million, or 29.5% of net sales, in the first nine months of last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $12.9 million, due mainly to lower print advertising in the second and third quarters of fiscal 2020 that resulted from the impact of the COVID-19 pandemic.
•

Store-related expense, excluding occupancy, decreased by $11.7 million, due largely to significantly reduced employee labor and benefit-related expense as a result of temporary workforce reductions and reduced store operating hours in response to the COVID-19 pandemic, as well as decreases in credit card fees and certain other operating expenses, primarily increased insurance premiums.

o

The decrease in employee labor-related expense included an employee retention credit provided by the CARES Act to provide relief for employers subject to closure or significant economic downturn due to the impact of COVID-19, which reduced employee labor-related expense by $0.9 million for the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019.

o

These reductions were partially offset by wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $2.0 million for the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019.

•

Administrative expense increased by $3.9 million primarily attributable to an increase in company performance-based incentive accruals, partially offset by decreases in various other operating expenses that resulted from the impact of the COVID-19 pandemic. Additionally, administrative expense in the first nine months of fiscal 2019 was favorably impacted by a settlement related to the termination of a software contract.

Other income. Other income in the first nine months of fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense decreased by $0.5 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Interest expense reflects a decrease in average interest rates in the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019, partially offset by an increase in average debt levels in the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019. As of the end of the third quarter of fiscal 2020, we had fully paid down borrowings under our Credit Facility to zero.

Income Taxes. The provision for income taxes increased to $11.6 million for the first nine months of fiscal 2020 from $3.0 million for the first nine months of fiscal 2019, primarily reflecting higher pre-tax income in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Our effective tax rate was 25.0% for the first nine months of fiscal 2020 and 27.2% for the first nine months of fiscal 2019 and reflects the write-off of deferred tax assets related to share-based compensation of $0.3 million and $0.4 million in fiscal 2020 and fiscal 2019, respectively. As a result of the CARES Act, we amended our 2018 income tax return and our effective tax rate for the first nine months of fiscal 2020 reflects the carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from the Credit Facility.

As of September 27, 2020, we had $55.7 million of cash compared with $5.0 million as of September 29, 2019. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Total cash provided by (used in):
Operating activities	$136,388	$13,652
Investing activities	(4,804)	(6,128)
Financing activities	(84,112)	(9,247)
Net increase (decrease) in cash	$47,472	$(1,723)

Operating Activities. Operating cash flows for the first nine months of fiscal 2020 and 2019 were a positive $136.4 million and a positive $13.7 million, respectively. The increased cash flow provided by operating activities for the first nine months of fiscal 2020 compared to the same period last year primarily reflects reduced funding of merchandise inventory caused by the COVID-19 pandemic combined with an increase in net income in fiscal 2020. Additionally, cash flow provided by operating activities included the benefit of higher accrued expense and other liabilities for the first nine months of fiscal 2020 compared with lower accrued expense and other liabilities for the same period of fiscal 2019, primarily related to income taxes, payroll-related expense and rent.

Investing Activities. Net cash used in investing activities for the first nine months of fiscal 2020 and 2019 was $4.8 million and $6.1 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented cash used in investing activities for each period, and in fiscal 2020 were partially offset by a portion of settlement proceeds from an eminent domain condemnation of $0.2 million. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first nine months of fiscal 2020 and 2019 were a negative $84.1 million and a negative $9.2 million, respectively. For the first nine months of fiscal 2020 and 2019, net cash was used primarily to pay down borrowings under the Credit Facility, fund dividend payments and make principal payments on finance lease liabilities. The increased cash flow used in financing activities for the first nine months of fiscal 2020 compared to the same period last year primarily reflects a full pay-down of borrowings under the Credit Facility during the second and third fiscal quarters to zero, as a result of improved profitability and cash generation activities in response to the COVID-19 pandemic.

As of September 27, 2020, we had revolving credit borrowings of zero and letter of credit commitments of $4.7 million outstanding. These balances compare to revolving credit borrowings of $60.6 million and letter of credit commitments of $0.5 million outstanding as of September 29, 2019 and revolving credit borrowings of $66.6 million and letter of credit commitments of $0.7 million outstanding as of December 29, 2019. Our zero borrowings as of September 27, 2020 reflected a full pay-down of borrowings under the Credit Facility to zero since the first quarter of fiscal 2020 when, to support our potential additional liquidity needs during the COVID-19 pandemic, we drew down additional amounts under the Credit Facility, as discussed in the Credit Agreement section below.

In each quarter of fiscal 2019 and the first quarter of fiscal 2020 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In an effort to enhance financial flexibility during the COVID-19 pandemic, we implemented expense reduction and cash preservation initiatives throughout the organization. In connection with that effort, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. We declared a cash dividend of $0.10 per share of outstanding common stock, which was paid on September 15, 2020 to stockholders of record as of September 1, 2020. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020.

We did not repurchase any shares of common stock in the first nine months of fiscal 2020 or fiscal 2019 pursuant to our current share repurchase program. Since the inception of our initial share repurchase program in May 2006 through September 27, 2020, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

In order to support our liquidity in response to the rapidly growing COVID-19 outbreak, on March 27, 2020, we increased borrowings under our $140.0 million Credit Facility to $124.3 million. On March 30, 2020, we exercised the accordion feature under our Credit Agreement and drew down additional amounts under the Credit Facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As a result of improved profitability and cash generation activities in response to the COVID-19 pandemic, we paid down to zero our long-term revolving credit borrowings and we had letter of credit commitments of $4.7 million outstanding as of September 27, 2020, compared with borrowings of $66.6 million and letter of credit commitments of $0.7 million as of December 29, 2019. Total remaining borrowing availability, after subtracting letters of credit, was $160.3 million and $72.7 million as of September 27, 2020 and December 29, 2019, respectively.

Future Capital Requirements. We had cash on hand of $55.7 million as of September 27, 2020. As a response to the COVID-19 pandemic, we initially suspended capital spending but have since resumed our planned capital spending in fiscal 2020. We now expect capital expenditures for fiscal 2020, excluding non-cash acquisitions, to range from approximately $6.0 million to $9.0 million primarily to fund store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2020, we do not anticipate opening any new stores and we anticipate permanently closing four stores.

We have historically paid quarterly cash dividends, subject to declaration by our Board of Directors. In order to support our liquidity initiatives in response to COVID-19, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020 our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. In the fourth quarter of fiscal 2020 our Board of Directors declared a cash dividend of $0.10 per share of outstanding common stock, which will be paid on December 15, 2020 to stockholders of record as of December 1, 2020.

As of September 27, 2020, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We did not repurchase any shares of our common stock in the first nine months of fiscal 2020 or fiscal 2019. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first nine months of fiscal 2020, we paid down to zero our revolving credit borrowings, which decreased by $66.6 million from the end of fiscal 2019. Our reduced debt levels in fiscal 2020 compared with the prior year end reflect improved profitability and cash generation activities in response to the COVID-19 pandemic in fiscal 2020.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, we consider our estimates on operating and finance leases, valuation of inventory and long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended September 27, 2020.

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

In fiscal 2019, and during the first nine months of fiscal 2020, the impact of inflation and tariffs on products we purchase was minimal. At the end of fiscal 2019, we brought in certain merchandise early in anticipation of future cost increases. We have evolved our product mix to include more branded merchandise which we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation or tariffs had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to change significantly. These risks and uncertainties include, among other things, the economic impacts of COVID-19 on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19), impacts of civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 27, 2020, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all of our store locations in some capacity based on either qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in our market areas. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions. We have implemented reduced store hours, limited the number of customers in our stores at any one time and have generally implemented social-distancing guidelines throughout our store operating space. As a result of the reduced customer traffic and sales, and in an effort to preserve capital in response to the initial impact of COVID-19, we implemented temporary and permanent workforce reductions throughout the Company, and reduced advertising and planned capital spending in fiscal 2020. We also temporarily reduced merchandise inventory orders, which could impact product availability in our stores and sales in future periods. We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

As mentioned above, our store locations were considered an “essential” business under applicable regulations in many of the markets in which we operate. In addition, the states and local jurisdictions in which we operate have begun to ease the regulatory restrictions on retail operations that had been put in place with the shelter orders and, as of September 27, 2020 all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours. As our stores have reopened, our sales have benefited from increased consumer demand for certain product categories as a result of the COVID-19 pandemic, including fitness, outdoor recreation and firearm-related products. Additionally, our advertising and promotional activity has been substantially reduced as a result of COVID-19, which has resulted in lower advertising expense and higher profitability.

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

The extent to which the COVID-19 outbreak impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers, employees and vendors, the regulatory response and impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we could experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future due to a continued erosion in consumer sentiment or the effect of high unemployment on our consumer base. Additionally, the consumer preferences for certain product categories that have driven positive sales during the COVID-19 outbreak may not continue after the outbreak has subsided, and any change in consumer preferences could negatively impact our results of operations. We may need to increase advertising and promotional activity from the current historically low levels in an effort to drive customer traffic and sales, which could impact our profitability. As business conditions evolve, we may need to increase our staffing from the current reduced levels, which could impact profitability. Furthermore, the financial condition of our customers and vendors may be adversely impacted by the pandemic, which may result in a decrease in discretionary consumer spending and our store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our vendors. These events may, in turn, have a material adverse impact on our business, results of operations, liquidity and financial condition. In the event of a prolonged material economic downturn, including circumstances that require us to close a large portion of our stores or cause us to experience a further reduction in store traffic, we may not be able to comply with the financial covenants in our Credit Facility, which could negatively impact our ability to borrow under that facility or with other lenders, negatively impact our liquidity position and may increase our risk of insolvency.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: October 28, 2020	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 28, 2020	By:	/s/ Barry D. Emerson
Barry D. Emerson
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)