Form 10-K
period 2021-01-03
BIG 5 SPORTING GOODS Corp
filed 2021-03-03
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $32,282,404 as of June 28, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 26, 2020.  Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 21,934,334 shares of common stock outstanding at February 23, 2021.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2021 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of COVID-19 on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased  competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1.	BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of January 3, 2021. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 66-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing programs, print advertising in major and local newspapers, and direct mailers designed to generate customer traffic, drive net sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

COVID-19 Update

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

Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. These temporary store closures, limited hours of operation and shelter orders in our market areas related to the COVID-19 outbreak resulted in an overall decrease in same store sales volume in the second quarter of fiscal 2020 compared with the prior year. However, as we began reopening stores, we recognized significant shifts in consumer demand for fitness and outdoor recreational activities and we rapidly evolved our product assortment, and for the second half of fiscal 2020 our same store sales significantly increased compared to the prior year. As of January 3, 2021, all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to continued appropriate social distancing restrictions and with reduced operating hours.

The initial decrease in sales caused by the COVID-19 outbreak caused us to take various actions to enhance our liquidity, which included initial increased borrowings under our revolving credit facility, expense reductions across the organization, including lease concessions negotiated with landlords that reduced or deferred our lease-related payments, scaled-back merchandise inventory orders and extended payment terms with merchandise vendors, temporary and permanent workforce reductions implemented throughout the organization, reduced advertising and capital spending in fiscal 2020, and the suspension of our quarterly dividend payment, among other measures. Although a certain portion of the expense reduction initiatives only benefited the second quarter of fiscal 2020, the remainder of fiscal 2020 continued to reflect labor expense savings due primarily to reduced store operating hours, as well as advertising expense savings due to significantly reduced advertising activity. We have since been able to pay down our borrowings under the credit facility to zero while increasing our levels of cash and cash equivalents, and we were able to reinstate and increase our previously-suspended dividend.

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has typically been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 18 stores including relocations, of which 61% were in California. Our store openings over the past five fiscal years reflect our cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets in fiscal 2016, increasing ecommerce competition and the COVID-19 pandemic in fiscal 2020. The following table reflects our store opening, closing and relocation activity during the periods indicated:

	Stores Opened					Number of Stores
Year	California	Other Markets	Total	Stores Relocated	Stores Closed	at Period End
2016	3	2	5	(1)	(10)	432
2017	2	4	6	(1)	(2)	435
2018	4	—	4	(1)	(2)	436
2019	2	1	3	(1)	(4)	434
2020	—	—	—	—	(4)	430

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

Merchandising

We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points.  We offer a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We believe we offer consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise.

Through our 66 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales. The change in sales mix for fiscal 2020 reflects the change in consumer demand resulting from the COVID-19 pandemic, including higher sales related to fitness and outdoor recreational activities and reduced sales for team sports and back to school products:

	Fiscal Year
	2020	2019	2018	2017	2016
Soft goods
Athletic and sport apparel	17.8%	22.1%	21.0%	20.6%	19.7%
Athletic and sport footwear	22.0	28.2	28.6	28.7	28.2
Total soft goods	39.8	50.3	49.6	49.3	47.9
Hard goods	60.2	49.7	50.4	50.7	52.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices. We drive customer traffic through the effective use of both digital communications as well as print media.

We built our value-based brand through weekly print advertisements since 1955, and we provide print advertisements and other targeted promotional offers through carrier delivery and direct mail. Over the last several years we have been shifting our advertising spend away from print media towards digital advertising. In fiscal 2020, we accelerated the reduction of print advertising in response to the COVID-19 pandemic and we expect our print advertising to remain substantially reduced in fiscal 2021 as we continue to evaluate our advertising programs. The consistency and reach of our digital and print advertising programs have historically driven sales and create high customer awareness of the name “Big 5 Sporting Goods.”

We promote our products through digital marketing programs that include sending daily digital communications to our customers (e-mail marketing to our “E-Team”), search engine marketing, social media including Facebook, Twitter and Instagram, mobile programs and other website initiatives.

Our digital promotional strategy is designed to provide opportunities to connect with potential customers and enable us to promote the Big 5 brand. Our e-mail marketing program invites our customers to subscribe to our E-Team for daily special deals, weekly advertisements and product information disseminated on a regular basis. We use search engine marketing methods as a means to reach those customers searching the Internet to gather information about our products. Within our social media program, our customers have the opportunity to engage in conversations with other sports-minded people and receive exclusive information about new products and unique weekly offers. All of these marketing methods are intended to simplify the shopping experience for our customers and further demonstrate our commitment to provide great brands at great values.

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

We have developed a strong cause marketing platform through our 21-year support of the March of Dimes annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor.

Vendor Relationships

We have developed strong vendor relationships over the past 66 years. We currently purchase merchandise from over 680 vendors. In fiscal 2020, only one vendor represented greater than 5% of total purchases, at 8.5%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Information Technology Systems

We have fully integrated information technology (“IT”) systems that support critical business functions, such as sales reporting, inventory management and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. We manage IT solutions for e-commerce, email and networks that connect our employees to appropriate technology solutions and tools. This includes connecting our stores via a managed wide area network connection for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as providing access to valuable tools such as collaboration, online training, workforce management, online hiring, Company website functions and corporate communications. Our separate disaster recovery facility and solutions provide redundant networks and applications to be used in the event of an emergency or unplanned outage. We believe our IT systems are effectively supporting our current operations and provide a foundation for future growth and new business initiatives.

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

Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including us.  These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers.  The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Hibbett Sports.

Specialty Sporting Goods Stores. Specialty sporting goods retailers are stores that typically carry a wide assortment of one specific product category or brand, such as athletic shoes, golf, or outdoor equipment. Examples of these retailers include Bass Pro Shops, Cabela’s, Foot Locker, Sportsman’s Warehouse and REI. This category also includes pro shops that often are single-store operations.

Mass Merchandisers. This category includes discount retailers such as Walmart and Target and department stores such as JC Penney and Kohl’s. These stores range in size from 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or on free-standing sites.  Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers.

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

In competing with the retailers discussed above, we focus on what we believe are the primary factors of competition in the sporting goods retail industry, including breadth, depth, price and quality of merchandise offered; advertising; purchasing and pricing policies; experienced and knowledgeable personnel; customer service; effective sales techniques; direct involvement of senior officers in monitoring store operations; enterprise-level IT systems; and convenience of store location and format.

Human Capital

We believe the experience and tenure of our professional staff in the retail industry gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 3, 2021:

	Number of Employees	Average Number of Years With Us
Executive Management	9	34
Vice Presidents	7	27
Buyers	23	18
Store District / Regional Supervisors	51	24
Store Managers	425	14

As of January 3, 2021, we had approximately 8,400 active employees, of which approximately 2,400 were full-time. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents 478 hourly employees in our distribution center and select stores. In December 2017, we negotiated a five-year contract with Local 986 for the covered distribution center employees, and in January 2018, we negotiated a five-year contract with Local 986 for the covered store employees. Both contracts were retroactive to September 1, 2017, and expire on August 31, 2022. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

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

ITEM 1A.RISK FACTORS

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

The retail market for sporting goods is highly fragmented and intensely competitive.  We compete directly or indirectly with the following categories of companies, through traditional retail and e-commerce channels:

•	sporting goods superstores, such as Academy Sports & Outdoors and Dick’s Sporting Goods;
•	traditional sporting goods stores and chains, such as Hibbett Sports;
•	specialty sporting goods shops and pro shops, such as Bass Pro Shops, Cabela’s, Foot Locker, Sportsman’s Warehouse and REI;
•	mass merchandisers, discount stores and department stores, such as Walmart, Target, Kohl’s and JC Penney;
•	e-commerce retailers, such as Amazon.com; and
•	athletic and sporting goods brands that engage in direct-to-consumer sales, such as Nike, adidas and Under Armour.

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

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty. These preferences are also subject to change and can be impacted by various factors, including sports participation levels in our market areas, the performance of sports teams for which we sell licensed products, weather conditions in our market areas and regulatory or political changes. During the novel coronavirus (“COVID-19”) pandemic, our product offerings have resonated with consumers who are looking for ways to stay healthy and active to fulfill their fitness and outdoor recreational needs. Our success depends upon our ability to anticipate and respond in a timely manner to consumer trends and consumers’ participation in sports and other recreational activities for which we sell products. If we fail to identify and respond in a timely manner to these changes, our net sales and profitability may decline. In addition, because we often make commitments to purchase products from our vendors up to nine months in advance of the proposed delivery, if we misjudge the market for our merchandise or conditions change after we have committed to purchase products, we may overstock unpopular products and be forced to take inventory markdowns that could have a negative impact on profitability.

If we are unable to effectively and efficiently connect with our customers through our advertising and marketing programs, our operating results may suffer.

We historically utilized print advertising programs that included newspaper inserts, direct mailers and courier-delivered inserts in order to effectively deliver our message to our targeted markets. Newspaper circulation and readership has been declining, and in recent years we have been shifting more of our advertising from print to digital. In 2020, in response to the COVID-19 pandemic, we accelerated the reduction of our print advertising programs. The consumer preferences for certain of our product categories that have driven positive sales during the COVID-19 outbreak may not continue after the outbreak has subsided, and we may need to increase advertising and promotional activity from the current historically low levels in an effort to drive customer traffic and sales, which could impact our profitability. If our efforts to evolve our advertising programs fail or we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

During March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all of our store locations based on either qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in our market areas. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions. We have implemented reduced store hours, limited the number of customers in our stores at any one time and have generally implemented social-distancing guidelines throughout our store operating space. As a result of the reduced customer traffic and sales at the start of the pandemic, and in an effort to preserve capital, we implemented temporary and permanent workforce reductions throughout the Company, reduced advertising and planned capital spending in fiscal 2020 and suspended our quarterly dividend payment. We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

As mentioned above, our store locations were considered an “essential” business under applicable regulations in many of the markets in which we operate. In addition, the states and local jurisdictions in which we operate have begun to ease the regulatory restrictions on retail operations that had been put in place with the shelter orders and, as of January 3, 2021 all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours. As our stores have reopened, our sales have benefited from increased consumer demand for certain product categories as a result of the COVID-19 pandemic, including fitness, firearm-related products and outdoor recreation. Additionally, our store operating hours and advertising and promotional activity have been reduced as a result of COVID-19, which has resulted in lower expense and higher profitability.

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

Because many of the products we sell are used for seasonal outdoor sporting and recreational activities, our business is significantly impacted by weather and climate conditions in our markets.  For example, our winter sports and apparel sales are dependent on cold winter weather and snowfall in our markets and can be negatively impacted by unseasonably warm or dry weather in our markets during the winter product selling season. Conversely, sales of our spring products and summer products, such as baseball gear and camping and water sports equipment, can be adversely impacted by unseasonably cold or wet weather in those periods. Accordingly, our sales results and financial condition will typically suffer when weather and climate patterns do not conform to seasonal norms.

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

In recent years, we have slowed our store openings and strategically closed certain stores as we maintained a cautious approach toward store expansion in the current retail environment, which included the liquidation and closure of certain major competitors in our markets in fiscal 2016, increasing e-commerce competition and the COVID-19 pandemic in fiscal 2020.  If we are unable to resume our store expansion efforts for any of the reasons discussed above, our operating results could suffer.

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

We purchase merchandise from over 680 vendors. Although only one vendor represented more than 5.0% of our total purchases during fiscal 2020, our dependence on principal suppliers involves risk. Our 20 largest vendors collectively accounted for 36.4% of our total purchases during fiscal 2020. If there is a disruption in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. In recent years, athletic and sporting goods brands have been increasingly developing the direct-to-consumer segments of their businesses, and this shift could result in restrictions on the products available for us to purchase and sell. Our net sales and profitability could decline if we are unable to promptly replace a product vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Because many of the products that we sell are manufactured abroad, we may face delays, increased cost or quality control deficiencies in the importation of these products, which could reduce our net sales and profitability.

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in China and other countries. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of or delays at facilities or shipping ports, such as the COVID-19 pandemic, and other economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

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

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute at the ports through which our products travel, particularly the Ports of Los Angeles and Long Beach, could lead to protracted delays in the movement of our products, which could further delay the delivery of products to our stores and impact net sales and profitability. In addition, other conditions outside of our control, such as adverse weather conditions, acts of terrorism or public health issues that could lead to temporary closures of or delays at facilities or shipping ports, such as the COVID-19 pandemic, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

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

Risks Related to Our Capital Structure

Our future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining more financing or refinancing any existing indebtedness on favorable terms.

As of January 3, 2021, the amount of our long-term revolving credit borrowings outstanding was zero. However, we have historically maintained a leveraged financial position. This means:

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

Volatility in capital and credit markets can impact the ability of financial institutions to meet their lending obligations. Based on information available to us, the lender under our revolving credit facility is currently able to fulfill its commitments thereunder. However, circumstances could arise that may impact its ability to fund its obligations in the future. Although we believe the commitments from our lenders under the revolving credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Bank of America, National Association, our lender, or any other lender under the credit facility from time to time, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may increase our interest expense and adversely affect our results of operations.

On July 27, 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain, which may impact the interest charged under our existing revolving credit facility.  Our credit facility provides that in the event LIBOR rates are no longer available, we and our lenders will work in good faith to adopt a replacement benchmark rate and an applicable margin for borrowings based on such replacement benchmark rate.  We may incur increased interest expense using any such replacement benchmark rate or, if such a rate cannot be agreed upon between us and our lenders, the base rate for all borrowings under our credit facility, which could have an adverse effect on our results of operations.

Risks Related to Regulatory, Legislative and Legal Matters

Current and future government regulation may negatively impact demand for our products and increase our cost of conducting business.

The conduct of our business, and the distribution, sale, advertising, labeling, safety, transportation and use of many of our products are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as regulations administered by various youth sports leagues and organizations. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events, such as the state and local stay-at-home orders issued in our markets in response to the COVID-19 pandemic. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and, therefore, may impact our financial results or increase our liabilities.  Some of these laws and regulations include:

•	laws and regulations governing how our stores may operate during the COVID-19 pandemic;
•	laws and regulations governing the manner in which we advertise or sell our products;
•	laws and regulations that prohibit or limit the sale, in certain localities, of certain products we offer, such as firearm-related products;
•	laws and regulations governing the activities for which we sell products, such as hunting and fishing;
•	laws and regulations governing consumer products generally, such as the federal Consumer Product Safety Act and Consumer Product Safety Improvement Act, as well as similar state laws;
•	labor and employment laws, such as minimum wage or living wage laws, paid time off and other wage and hour laws;
•	laws requiring mandatory health insurance for employees, such as the Affordable Care Act;
•	U.S. customs laws and regulations pertaining to duties and tariffs, including proper item classification, quotas and payment of duties and tariffs; and
•	laws and regulations governing consumer privacy, such as the California Consumer Privacy Act.

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

We currently pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, business conditions, our financial condition, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. In early fiscal 2020, we suspended dividend payments in an effort to preserve capital in response to the initial impact of the COVID-19 pandemic. While we have since reinstated and increased our dividend, our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, although we have a share repurchase program authorized by our Board of Directors, we are not obligated to make any purchases under the program and we may reduce the amount of purchases we make under the program or discontinue the program at any time.

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

General Risk Factors

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

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

Our common stock may be delisted from the NASDAQ Stock Market LLC (“NASDAQ”) if we are unable to maintain compliance with NASDAQ’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. If we fail to meet this or any other applicable requirement of NASDAQ and are unable to regain compliance, NASDAQ may make a determination to delist our common stock.

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

Properties

Our primary corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, with a satellite office located nearby at 2401 East El Segundo Boulevard, El Segundo, California 90245. We lease 55,000 square feet of office and adjoining retail space related to our primary corporate headquarters, and we lease 11,500 square feet related to our satellite office.  The lease for the primary corporate headquarters is scheduled to expire on February 28, 2026 and provides us with one five-year renewal option, while the lease for the satellite office is scheduled to expire on February 28, 2026 and provides us with no remaining options.

We own a parcel of land with an existing building adjacent to our corporate headquarters location. We currently lease a portion of the parcel of land, including the building, to a restaurant retailer. The lease is scheduled to expire on February 28, 2030, or earlier by providing the lessee with a one-year written notice. The remaining portion of the parcel of land includes a parking lot that we currently use for our corporate headquarters.

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

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of January 3, 2021, of our total store leases, 57 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 22.6 million sales transactions and an average transaction size of approximately $46 in fiscal 2020. The following table details our store locations by state as of January 3, 2021:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	223	51.9%
Washington	1984	46	10.7
Arizona	1993	41	9.5
Oregon	1995	29	6.7
Colorado	2001	22	5.1
New Mexico	1995	19	4.4
Nevada	1978	18	4.2
Utah	1997	17	4.0
Idaho	1994	11	2.6
Texas	1995	3	0.7
Wyoming	2010	1	0.2
Total		430	100.0%

Our same store sales per square foot were approximately $209 for fiscal 2020. Our same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

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

As of February 23, 2021, there were 21,934,334 shares of common stock outstanding held by 469 holders of record.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In each quarter of fiscal 2019 and the first quarter of fiscal 2020 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In an effort to enhance financial flexibility during the COVID-19 pandemic, we implemented expense reduction and cash preservation initiatives throughout the organization. In connection with that effort, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock, and we declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020 and an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, our Board of Directors declared a cash dividend of $0.10 per share of outstanding common stock, which was an increase from the previous quarterly cash dividend of $0.05 per share of outstanding common stock. In the first quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 26, 2021 to stockholders of record as of March 12, 2021.

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

Because we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended January 3, 2021 and December 29, 2019 are referred to as fiscal 2020 and 2019, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2020 and 2019 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2020 included 53 weeks and fiscal 2019 included 52 weeks.

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

Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Additionally, and throughout fiscal 2020, the pandemic and the shelter orders that were in place in our market areas negatively impacted customer traffic into the stores that were operating, and certain stores required additional closures during the remainder of the year. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the initial COVID-19 outbreak contributed to a decrease in same store sales in the first half of fiscal 2020 of 7.5% compared with the prior year, as we began reopening stores we recognized significant shifts in consumer demand in favor of fitness and outdoor recreational products, and we rapidly evolved our product assortment. For the second half of fiscal 2020 our same store sales increased by 12.7% compared to the prior year. As of January 3, 2021, all of our stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to continued appropriate social distancing restrictions and with reduced operating hours.

The initial decrease in sales caused by the COVID-19 outbreak caused us to take various actions to enhance our liquidity. On March 27, 2020, we increased borrowings under our $140.0 million existing credit facility to $124.3 million. On March 30, 2020, we exercised the accordion feature and increased the amount available under the revolving credit facility to $165.0 million, and we drew down additional amounts under our revolving credit facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. Additionally, we took measures to reduce expense and preserve capital across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, implementing temporary and permanent workforce reductions throughout the organization, reducing advertising and the amount of planned capital spending in fiscal 2020, and suspending our quarterly dividend payment, among other measures. Although a certain portion of these expense reduction initiatives only benefited the second quarter of fiscal 2020, the remainder of fiscal 2020 continued to reflect labor expense savings due primarily to reduced store operating hours, as well as advertising expense savings due to significantly reduced advertising activity.

While we began to resume some normal operating activities in the third quarter of fiscal 2020, including resuming workforce rehiring, increasing our inventory purchasing activities and resuming rent payments that were previously deferred, we again became subject to greater restrictions from federal, state and local authorities implemented late in the fourth quarter of fiscal 2020 as COVID-19 concerns escalated, which required the temporary closure of in-store shopping at our New Mexico stores during the period surrounding the Thanksgiving holiday. As we adjusted to these restrictions, during the third and fourth quarters of fiscal 2020, our sales continued to benefit from increased consumer demand for certain product categories as a result of the COVID-19 pandemic, including fitness, firearm-related products and outdoor recreation. This benefit was partially offset by reduced sales in team sports and back-to-school products as a result of limitations on those activities related to COVID-19. Our higher sales, reduced store operating hours and reduced advertising and promotional programs during the third and fourth quarters of fiscal 2020 as a result of COVID-19 contributed to higher profitability.

With our favorable operating results in the second half of fiscal 2020, we were able to fully repay our borrowings while increasing our levels of cash and cash equivalents. As of January 3, 2021, we had paid down our long-term revolving credit borrowings to zero, compared to $124.3 million and $66.6 million outstanding as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. As of January 3, 2021, we had cash and cash equivalents of $64.7 million compared to cash of $44.2 million and $8.2 million as of the first quarter ended March 29, 2020 and fiscal year ended December 29, 2019, respectively. In response to the strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020 our Board of Directors reinstated our previously suspended quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and paid an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, our Board of Directors increased our cash dividend to $0.10 per share of outstanding common stock.

Overview

We are a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of January 3, 2021.  We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Through our e-commerce platform, we also offer selected products online. E-commerce sales for fiscal 2020 and 2019 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 66-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise.  Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing and print advertising in major and local newspapers, and direct mailers, designed to generate customer traffic, drive sales and build brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. Our store openings during recent years reflect our cautious approach toward store expansion in the current retail environment, which includes increasing e-commerce competition, especially in response to changing consumer buying habits resulting from concerns surrounding the COVID-19 pandemic. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2020	2019
Beginning of period	434	436
New stores	—	3
Stores relocated	—	(1)
Stores closed	(4)	(4)
End of period	430	434
Stores closed per year, net	(4)	(2)

(1)	Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

For fiscal 2021, we anticipate opening approximately five new stores and closing one store.

Executive Summary

Our increased net income for fiscal 2020 compared to fiscal 2019 was mainly attributable to higher net sales and merchandise margins combined with lower selling and administrative expense in fiscal 2020. Higher net sales in fiscal 2020 primarily reflected strong consumer demand for various products as a result of the COVID-19 pandemic for most of the fiscal year, despite reduced sales during the first quarter of fiscal 2020 caused by unfavorable winter weather compared to the first quarter of fiscal 2019. Merchandise margins increased in fiscal 2020 due primarily to a shift in our product sales mix along with reduced promotional activity. Selling and administrative expense for fiscal 2020 declined year over year mainly reflecting lower advertising and employee labor expenses.

•

Net sales for fiscal 2020 increased 4.5% to $1,041.2 million compared to $996.5 million for fiscal 2019. The increase in net sales was primarily attributable to an increase in sales from same stores and added sales from new stores, partially offset by lower sales from closed stores. Net sales in fiscal 2020 also reflected one extra week of activity compared with fiscal 2019.

•

Our same store sales increased 3.0% for fiscal 2020 versus the comparable 53-week period in the prior year. Same store sales in fiscal 2020 increased for our major merchandise category of hardgoods, and decreased for our footwear and apparel categories, and primarily reflected strong consumer demand for various products as a result of the COVID-19 pandemic for most of the fiscal year. Same store sales for a period reflect sales from stores that operated throughout the period as well as the full corresponding prior-year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.

•

Gross profit for fiscal 2020 represented 33.5% of net sales, compared with 31.3% in the prior year. Merchandise margins were 190 basis points higher than the prior year, due primarily to a shift in our product sales mix along with reduced promotions, and occupancy expense as a percentage of net sales was lower in fiscal 2020 compared with the prior year. These favorable impacts were partially offset by higher distribution expense, including costs capitalized into inventory, as a percentage of net sales compared with fiscal 2019.

•

Selling and administrative expense for fiscal 2020 decreased 7.3% to $275.4 million, or 26.5% of net sales, compared to $297.2 million, or 29.8% of net sales, for fiscal 2019. The decrease in selling and administrative expense primarily reflects lower print advertising costs and lower employee labor expense, partially offset by higher company performance-based incentive accruals in fiscal 2020.

•

Net income for fiscal 2020 was $55.9 million, or $2.58 per diluted share, compared to net income of $8.4 million, or $0.40 per diluted share, for fiscal 2019. The increase was driven primarily by increased net sales and merchandise margins and decreased selling and administrative expense in fiscal 2020.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents, cash flows from operations and borrowings from our revolving credit facility.

•

Operating cash flow for fiscal 2020 was a positive $148.7 million compared to a positive $14.3 million in the prior year. The increase in operating cash flow primarily reflected decreased funding for merchandise inventory as a result of lower inventory levels due to strong consumer demand for various products, combined with higher net income in fiscal 2020.

•	Capital expenditures for fiscal 2020 decreased to $7.3 million from $9.4 million in fiscal 2019 reflecting our initial intent to preserve capital during the COVID-19 pandemic.
•

Borrowings under our credit facility were zero as of January 3, 2021, compared with $124.3 million and $66.6 million as of March 29, 2020 and December 29, 2019, respectively. Our zero borrowings as of January 3, 2021 reflected a full pay-down of the credit facility since the end of the first fiscal quarter when, to support our potential additional liquidity needs during the COVID-19 pandemic, we drew down additional amounts under the facility. We had cash and cash equivalents of $64.7 million as of January 3, 2021, compared to cash of $44.2 million and $8.2 million as of March 29, 2020 and December 29, 2019, respectively. In the fourth quarter of fiscal 2020, we invested excess cash on hand of $50.0 million into highly liquid U.S. Treasury bills.

•

We paid cash dividends in fiscal 2020 of $5.5 million, or $0.25 per share, compared with $4.4 million, or $0.20 per share, in fiscal 2019. As a result of the impact of COVID-19 and as previously announced, our Board of Directors suspended our quarterly cash dividend during the second quarter of fiscal 2020. Our Board of Directors declared a cash dividend of $0.10 per share of outstanding common stock during the third quarter of fiscal 2020, which reflected the reinstatement of our quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020 and also included an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, our Board of Directors increased our cash dividend to $0.10 per share of outstanding common stock.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales, and other financial data, for the periods indicated:

	Fiscal Year (1)
	2020		2019
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,041,212	100.0%	$996,495	100.0%
Cost of sales (2)	692,041	66.5	684,473	68.7
Gross profit	349,171	33.5	312,022	31.3
Selling and administrative expense (3)	275,406	26.5	297,193	29.8
Operating income	73,765	7.0	14,829	1.5
Other income	(2,500)	(0.2)	—	—
Interest expense	1,880	0.2	3,046	0.3
Income before income taxes	74,385	7.0	11,783	1.2
Income tax expense	18,445	1.8	3,338	0.3
Net income	$55,940	5.2%	$8,445	0.9%
Other Financial Data:
Net sales change		4.5%		0.9%
Same store sales change (4)		3.0%		1.2%

(1)	Fiscal 2020 and 2019 included 53 weeks and 52 weeks, respectively.
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

(4)

Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior-year period and sales from e-commerce. For purposes of reporting same store sales comparisons to the prior year for fiscal 2020 and 2019, we used comparable 53-week periods.

Net Sales.  Net sales increased by $44.7 million, or 4.5%, to $1,041.2 million for fiscal 2020 from $996.5 million for fiscal 2019. The change in net sales was primarily attributable to the following:

•	Same store sales increased by $30.2 million, or 3.0%, for fiscal 2020 versus the comparable prior-year period. The increase in same store sales reflected the following:
o

Due to the COVID-19 pandemic, state and local shelter orders were issued in our various market areas that led to the temporary closure of more than one-half of our stores that began on March 20, 2020 and significantly impacted the first and second fiscal quarters of fiscal 2020, resulting in reduced same store sales versus the prior year. Over the first half of the second fiscal quarter, when the impacts of the COVID-19 pandemic forced us to operate with a significantly reduced store count, our same store sales decreased by 28.2% compared to the prior-year period. However, as we began reopening stores, we recognized significant shifts in consumer demand and rapidly evolved our product assortment, and for the second half of the second fiscal quarter our same store sales increased by 15.5% compared to the prior year. This positive sales trending continued throughout the remainder of fiscal 2020, as our same store sales increased 12.7% in the second half of fiscal 2020 due to strong consumer demand for various products as a result of the COVID-19 pandemic, including fitness, firearm-related products and outdoor recreation, partially offset by reduced sales in team sports and back-to-school products as a result of limitations on those activities related to the pandemic.

o

Same store sales in the first quarter of fiscal 2020 were negatively impacted by challenging winter-weather conditions compared with the same period in the prior year. In the first quarter of fiscal 2019, strong sales of winter-related products were driven by highly favorable cold and wet winter weather conditions across our markets compared with warm and dry winter-weather conditions in the first quarter of fiscal 2020.

o

Sales for our major merchandise category of hardgoods increased during fiscal 2020, partially offset by decreases in our categories of footwear and apparel, due largely to reduced team sports and back-to-school sales as a result of the COVID-19 pandemic.

o

The increase in same store sales compares to a 1.2% increase in same store sales for fiscal 2019. The increase in same store sales in fiscal 2019 was based on a 52-week comparison to the prior fiscal year.

o

Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Despite the same store sales increase, our same store sales for fiscal 2020 included the negative impact of sales declines resulting from the temporary store closures during the year as a result of the COVID-19 pandemic. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in fiscal 2020 and 2019 were not material.

•	Net sales in fiscal 2020 reflected an additional $19.3 million in sales that resulted from one extra week of activity compared with fiscal 2019 as a result of the 53-week fiscal year in 2020.
•

A reduction in sales from permanently closed stores, including a store temporarily closed for the first half of fiscal 2020 due to a fire, was partially offset by added sales from new stores opened since December 30, 2018.

•	We experienced a higher average sale per transaction and decreased customer transactions, due primarily to the impact of the COVID-19 pandemic, in fiscal 2020 compared to fiscal 2019.

Gross Profit.  Gross profit increased by $37.2 million to $349.2 million, or 33.5% of net sales, in fiscal 2020 from $312.0 million, or 31.3% of net sales, in fiscal 2019. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $44.7 million, or 4.5%, in fiscal 2020 compared to the prior year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 190 basis points compared with fiscal 2019, when merchandise margins increased by a favorable 66 basis points over the prior year. This increase primarily reflected a shift in our product sales mix along with lower promotional activity.

•

Store occupancy expense decreased by $1.3 million, or a favorable 55 basis points, year over year in fiscal 2020 primarily as a result of the favorable impact in the second quarter from negotiated lease concessions in the amount of $3.1 million in response to the COVID-19 pandemic.

•

Distribution expense, including costs capitalized into inventory, increased by $7.8 million, or an unfavorable 53 basis points, compared to the prior year. The increase primarily reflected lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with fiscal 2019.

Selling and Administrative Expense. Selling and administrative expense decreased by $21.8 million, or 7.3%, to $275.4 million, or 26.5% of net sales, in fiscal 2020 from $297.2 million, or 29.8% of net sales, in fiscal 2019. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $17.2 million, due mainly to lower print advertising in fiscal 2020 that resulted from the impact of the COVID-19 pandemic.
•

Store-related expense, excluding occupancy, decreased by $10.0 million, due largely to significantly reduced employee labor and benefit-related expense as a result of temporary workforce reductions and reduced store operating hours in response to the COVID-19 pandemic, as well as decreases in other store operating expenses, partially offset by increased insurance premiums.

o

The decrease in employee labor-related expense included an employee retention credit provided by the U.S. Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to provide relief for employers subject to closure due to the impact of COVID-19, which reduced employee labor-related expense by $0.9 million for fiscal 2020 compared with fiscal 2019. The decrease in employee labor-related expense was partially offset by an increase in sick leave expense reflecting a California regulatory requirement that employers provide two weeks of COVID-19-related sick-time benefits to employees while they are self-quarantining.

o

The decrease in employee labor-related expense was partially offset by wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $2.8 million for fiscal 2020 compared with fiscal 2019.

•

Administrative expense increased by $5.4 million, primarily attributable to an increase in company performance-based incentive accruals as well as employee labor and benefit-related expense, partially offset by an insurance recovery of $1.7 million related to a store damaged as a result of a fire and decreases in various other operating expenses that resulted from the impact of the COVID-19 pandemic. Additionally, administrative expense in fiscal 2019 was favorably impacted by a settlement that resulted in a gain of $1.1 million related to the termination of a software contract.

Other Income. Other income in fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Interest Expense. Interest expense decreased to $1.9 million in fiscal 2020 compared with $3.0 million in fiscal 2019, primarily reflecting a zero balance in borrowings under our existing credit facility since July 2020.

Income Taxes. The provision for income taxes increased to $18.4 million for fiscal 2020 compared to $3.3 million for fiscal 2019, primarily reflecting higher pre-tax income in fiscal 2020 compared to fiscal 2019. Our effective tax rate of 24.8% for fiscal 2020 compared with 28.3% for fiscal 2019 and reflects the write-off of deferred tax assets related to share-based compensation of $0.3 million and $0.4 million in fiscal 2020 and 2019, respectively. Our effective tax rate in fiscal 2020 also reflects a $0.4 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits. As a result of the CARES Act, we amended our 2018 income tax return and our effective tax rate for fiscal 2020 reflects a $0.8 million carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents, cash flows from operations and borrowings from our revolving credit facility. We believe our cash and cash equivalents, future cash flows from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next 12 months.

We ended fiscal 2020 with $64.7 million of cash and cash equivalents compared with $8.2 million of cash as of the end of fiscal 2019. We decreased our revolving credit borrowings to zero in fiscal 2020 from $66.6 million at the end of fiscal 2019. The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	Fiscal Year
	2020	2019
	(In thousands)
Total cash provided by (used in):
Operating activities	$148,743	$14,280
Investing activities	(5,360)	(9,196)
Financing activities	(86,952)	(3,626)
Net increase in cash and cash equivalents	$56,431	$1,458

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

For fiscal 2020, we experienced weak customer demand for winter-related products in the first quarter as a result of unfavorable warm and dry weather in most of our markets which contributed to higher merchandise inventory and lower operating cash flow compared to the first quarter of 2019. Also beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak and took measures to reduce expenses across the organization and enhance liquidity, including scaling back merchandise inventory orders and extending payment terms with merchandise vendors, among other measures. We were subsequently able to gradually reopen all store locations during the second quarter and, as we began reopening stores, we recognized significant increases in consumer demand. The combination of increasing sales and margins, reduced expenses and scaled back inventory purchases contributed to substantially higher operating cash flow for the second quarter and first half of fiscal 2020. In the second half of fiscal 2020, strong consumer demand related to COVID-19 continued to drive higher sales and margins which, combined with a reduced cost structure and lower merchandise inventory, produced meaningfully-higher operating cash flow for the year and enabled us to pay down credit facility borrowings to zero.

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

Operating Activities. Operating cash flows for fiscal 2020 and 2019 were a positive $148.7 million and a positive $14.3 million, respectively. The increase in cash flow from operating activities for fiscal 2020 compared to fiscal 2019 primarily reflects decreased funding for merchandise inventory as a result of lower inventory levels due to strong consumer demand for various products that arose from the COVID-19 pandemic, combined with higher net income in fiscal 2020.

Investing Activities. Net cash used in investing activities for fiscal 2020 and 2019 was $5.4 million and $9.2 million, respectively, which were reduced primarily by proceeds from insurance recoveries for fiscal 2020 and 2019 of $1.8 million and $0.2 million, respectively. Our capital spending is primarily to fund store-related remodeling, distribution center equipment, the opening of new stores and computer hardware and software purchases. Capital expenditures by category for each of the last two fiscal years are as follows:

	Fiscal Year
	2020	2019
	(In thousands)
Store-related remodels	$4,849	$5,167
Distribution center	840	1,207
New stores	169	1,937
Computer hardware, software and other	1,489	1,052
Total	$7,347	$9,363

In response to the COVID-19 pandemic, our capital expenditures included no new stores in fiscal 2020 and three new stores in fiscal 2019. Capital expenditures in both fiscal years included investment in existing store remodeling to support our merchandising initiatives and enhancement of information security measures to support our infrastructure.

Financing Activities. Financing cash flows for fiscal 2020 and 2019 were a negative $87.0 million and a negative $3.6 million, respectively. For fiscal 2020, net cash was used primarily to pay down borrowings under the credit facility, fund payments of outstanding checks, dividend payments and finance lease payments. For fiscal 2019, net cash was used primarily for dividend payments and finance lease payments, partially offset by increased net borrowings under our revolving credit facility. The increased cash flow used in financing activities for fiscal 2020 compared to the same period last year primarily reflects a full pay-down of borrowings under the credit facility during fiscal 2020 to zero, as a result of improved profitability and cash generation from increased consumer demand related to the COVID-19 pandemic.

As of January 3, 2021, we had revolving credit borrowings of zero and letter of credit commitments of $2.6 million outstanding. These balances compare to borrowings of $66.6 million and letter of credit commitments of $0.7 million outstanding as of December 29, 2019.

In each quarter of fiscal 2019 and the first quarter of fiscal 2020 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In an effort to enhance financial flexibility during the COVID-19 pandemic, we implemented expense reduction and cash preservation initiatives throughout the organization. In connection with that effort, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share of outstanding common stock in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, our Board of Directors declared a cash dividend of $0.10 per share of outstanding common stock, which was an increase from the previous quarterly cash dividend of $0.05 per share of outstanding common stock. In the first quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 26, 2021 to stockholders of record as of March 12, 2021.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased no shares of common stock in fiscal 2020 and 2019. Since the inception of our initial share repurchase program in May 2006 through January 3, 2021, we have repurchased a total of 3,528,972 shares for $41.8 million. As of January 3, 2021, a total of $15.3 million remained available for share repurchases under our current share repurchase program.

Loan Agreement. As of January 3, 2021, we had a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, as amended (the “Prior Credit Agreement”), which was terminated and replaced on February 24, 2021 as discussed below.

On February 24, 2021, we entered into a Loan, Guaranty and Security agreement with Bank of America, N.A. (“BofA”), as agent and lender (the “Loan Agreement”), at which time the Prior Credit Agreement was terminated. The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Loan Agreement will have the option to increase their commitment to accommodate the requested increase. If the lenders do not exercise that option, we may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

Similar to the Prior Credit Agreement, we may borrow under the Loan Agreement from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate committed availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Line Cap”). As defined in the Loan Agreement, the “Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of eligible credit card receivables; plus (b) the cost of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the cost of eligible in-transit inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), minus (d) certain agreed-upon reserves as well as other reserves established by BofA in its role as the administrative agent in its reasonable discretion.

Generally, we may designate specific borrowings under the Loan Agreement as either base rate loans or LIBO rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as LIBO rate loans bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” The applicable margin for all loans will be a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.375%	0.375%
II	Less than $70,000,000	1.500%	0.500%

The commitment fee assessed on the unused portion of the credit facility is 0.20% per annum.

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of our assets. The Loan Agreement contains covenants that require us to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. We may generally declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although we are permitted to make up to $5 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

The Prior Credit Agreement had a maturity date of September 29, 2022 and, as amended, provided for a line of credit up to $140.0 million, which amount could be increased at our option up to a maximum of $165.0 million. We could also request additional increases in aggregate availability, on an uncommitted basis up to a maximum of $200.0 million. The prior revolving credit facility included a $25.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. The Prior Credit Agreement provided for LIBO rate loans to bear interest at a rate equal to the applicable adjusted LIBO rate plus an applicable margin, as shown in the table below. The loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans plus the highest of (a) the Federal funds rate in effect plus one-half of one percent, (b) the LIBO rate, plus one percentage point, or (c) the prime interest rate. Under the Prior Credit Agreement, the applicable margin for all loans was a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.250%	0.250%
II	Less than $70,000,000	1.375%	0.500%

The commitment fee assessed on the unused portion of the prior credit facility was 0.20% per annum.

In order to support our liquidity in response to the rapidly growing COVID-19 outbreak, on March 27, 2020, we increased borrowings under our $140.0 million prior credit facility to $124.3 million. On March 30, 2020, we exercised the accordion feature under that facility and drew down additional amounts under the Prior Credit Facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As a result of improved profitability and cash generation activities in response to the COVID-19 pandemic, we paid down to zero our long-term revolving credit borrowings and we had letter of credit commitments of $2.6 million outstanding as of January 3, 2021, compared with borrowings of $66.6 million and letter of credit commitments of $0.7 million as of December 29, 2019. Total remaining borrowing availability, after subtracting letters of credit, was $162.4 million and $72.7 million as of January 3, 2021 and December 29, 2019, respectively.

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2020	2019
	(Dollars in thousands)
Fiscal year-end balance	$-	$66,559
Average interest rate	2.7%	3.8%
Maximum outstanding during the year	$143,275	$95,185
Average outstanding during the year	$45,838	$63,316

Future Capital Requirements.  We had cash and cash equivalents on hand of $64.7 million as of January 3, 2021. We expect capital expenditures for fiscal 2021, excluding non-cash acquisitions, to range from approximately $12.0 million to $16.0 million, primarily for the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2021, we anticipate opening approximately five new stores and closing one store.

In fiscal 2020 and 2019 we paid annual cash dividends of $0.25 per share and $0.20 per share, respectively, of outstanding common stock. In the first quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 26, 2021 to stockholders of record as of March 12, 2021.

As of January 3, 2021, a total of $15.3 million remained available for share repurchases under our share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

Critical Accounting Estimates

Our critical accounting estimates detailed below are included in our significant accounting policies as described in Note 2 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Those consolidated financial statements were prepared in accordance with GAAP.  Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates.  Management believes that the following accounting estimates are critical and reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

We record valuation reserves on a quarterly basis for merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include recent customer demand, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $3.5 million and $3.7 million as of January 3, 2021 and December 29, 2019, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory valuation reserves estimate in total as of January 3, 2021, would result in a change in reserves of $0.3 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of a store asset group includes stores’ operating lease ROU assets and property and equipment, which consists primarily of leasehold improvements. Factors that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses, and a projection that demonstrates continuing losses or insufficient income over the remaining reasonably certain lease term associated with the use of a store asset group. Other factors may include an adverse change in the business climate or an adverse action or assessment by a regulator in the market of a store asset group.

We evaluate the store asset groups with indicators of impairment by estimating future undiscounted cash flows of a store asset group over its remaining reasonably certain lease term to determine whether the long-lived assets are recoverable. In situations where the carrying amount of the store asset group exceeds the undiscounted cash flows, a fair value of the store asset group is determined using discounted cash flow valuation techniques and impairment is recognized when the carrying amount exceeds the fair value.

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

The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease ROU assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The estimation of the fair value of an ROU asset involves the evaluation of current market value rental amounts for leases associated with ROU assets. The estimates of current market value rental amounts are primarily based on recent observable market rental data of other comparable retail store locations. The fair value of an ROU asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

Our evaluation resulted in no impairment charges recognized in fiscal 2020 and $0.5 million recognized in fiscal 2019 related to certain underperforming stores. These impairment charges represented property and equipment, which consisted primarily of leasehold improvements.

Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of January 3, 2021 for those store asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal 2020. Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our long-lived asset impairment charge.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results, which can suffer when weather does not conform to seasonal norms, such as the first quarter of fiscal 2020 when we experienced warm and dry winter-weather conditions across our markets. Seasonality in our net sales influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful. In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the consumer demand for our products generally or for our product mix in advance of a season, particularly the fourth quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly during the fourth quarter, can negatively impact our annual operating results.

In fiscal 2020 and 2019, the impact of inflation and tariffs on products we purchase was minimal. We have evolved our product mix to include more branded merchandise that we believe gives us added flexibility to adjust selling prices for purchase cost increases. If we are unable to adjust our selling prices for purchase cost increases that might occur, then our merchandise margins will decline, which will adversely impact our operating results. We do not believe that inflation or tariffs had a material impact on our operating results for the reporting periods.

Recently Issued Accounting Updates

See Note 2 to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 3, 2021. Based on such evaluation, our CEO and CFO have concluded that, as of January 3, 2021, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 3, 2021, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of January 3, 2021, we maintained effective internal control over financial reporting. As defined in Rule 12b-2 of the Exchange Act, we meet the criteria to be a non-accelerated filer in connection with the preparation of the consolidated financial statements as of January 3, 2021 and, therefore, we are not required to include, and have not included, an attestation report of our independent registered public accounting firm on internal control over financial reporting.

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

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 3, 2021.

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

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (16)

4.1	Specimen of Common Stock Certificate. (2)

4.2	Description of Registrant’s Common Stock. (18)

10.1	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (14)

10.2	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)

10.3

Agreement and Release among Pacific Enterprises, Thrifty PayLess Holdings, Inc., Thrifty PayLess, Inc., Thrifty and Big 5 Corp. (successor to United Merchandising Corp.) dated as of March 11, 1994. (1)

10.4	Form of Indemnification Agreement. (1)

10.5	Form of Indemnification Letter Agreement. (2)

10.6	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp. (3)

10.7	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp. (5)

10.8	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (6)

10.9	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2016). (13)

10.10	Amendment No. 1 to Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan, effective as of January 12, 2018. (14)

10.11	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan. (7)

10.12	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan. (8)

10.13

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan. (10)

10.14	Big 5 Sporting Goods Corporation 2019 Equity Incentive Plan. (15)

10.15	Form of Stock Option Agreement and Stock Option Grant Notice for use with 2019 Equity and Incentive Plan. (16)

10.16	Form of Restricted Stock Agreement and Restricted Stock Grant Notice for use with 2019 Equity Incentive Plan. (16)

10.17	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice for use with 2019 Equity Incentive Plan. (16)

10.18	Form of Change of Control Severance Agreement, dated as of August 5, 2015. (12)

10.19

Loan, Guaranty and Security Agreement, dated as of February 24, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., the financial institutions party to the Agreement from time to time as lenders, and Bank of America, N.A., as agent. (17)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (4)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (18)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (18)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (18)

32.1	Section 1350 Certification of Chief Executive Officer. (18)

32.2	Section 1350 Certification of Chief Financial Officer. (18)

Exhibit Number	Exhibit Description
101.INS	XBRL Instance Document. (18)

101.SCH	XBRL Taxonomy Extension Schema Document. (18)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (18)

101.DEF	XBRL Taxonomy Definition Linkbase Document. (18)

101.LAB	XBRL Taxonomy Label Linkbase Document. (18)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (18)

(1)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 31, 2003.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 filed by Big 5 Sporting Goods Corporation on June 24, 2002.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 6, 2004.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on September 6, 2005.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 16, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 11, 2006.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 25, 2007.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 10, 2008.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on July 10, 2015.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on October 28, 2015.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 14, 2016.
(14)	Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on February 28, 2018.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 11, 2019.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on July 31, 2019.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 1, 2021.
(18)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 3, 2021	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	March 3, 2021
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Senior Vice President,	March 3, 2021
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Sandra N. Bane	Director of the Company	March 3, 2021
Sandra N. Bane

/s/ Colleen B. Brown	Director of the Company	March 3, 2021
Colleen B. Brown

/s/ Stephen E. Carley	Director of the Company	March 3, 2021
Stephen E. Carley

/s/ Jennifer H. Dunbar	Director of the Company	March 3, 2021
Jennifer H. Dunbar

/s/ Van B. Honeycutt	Director of the Company	March 3, 2021
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	March 3, 2021
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the "Company") as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the fiscal years ended January 3, 2021 and December 29, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the fiscal years ended January 3, 2021 and December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Property and Equipment, Net, and Operating Lease Right-of-Use Assets, Net - Impairment of Long-Lived Assets - Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The long-lived assets of a store asset group include property and equipment, net, (“P&E”) and operating lease right-of-use assets, net (“ROU assets”). The carrying value of P&E and ROU assets as of January 3, 2021 was $57.2 million and $278.6 million, respectively, majority of which are part of the store asset groups. Each store asset group is evaluated for indicators of impairment by considering quantitative and qualitative factors such as, but not limited to, store profitability trends, same store sales growth rates, the carrying value of the store asset group, and adverse changes in the business climate, primarily competitive factors in the local market. The Company evaluates the store asset groups with indicators of impairment by estimating future undiscounted cash flows of a store asset group over its remaining reasonably certain lease term to determine whether the long-lived assets are recoverable. The Company determines the fair value of a store asset group when the carrying amount of a store asset group exceeds the undiscounted future cash flows of the store asset group using discounted cash flow valuation techniques for P&E and ROU assets. Impairment is recognized when the carrying value exceeds the store asset group fair value. The resulting impairment charge, if any, is allocated to the P&E and ROU assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value.  The Company did not record any impairment charges during the year ended January 3, 2021.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgments made by management relating to identifying store asset groups with indicators of impairment and significant assumptions used in estimating future cash flows used to determine recoverability of long-lived assets. Specifically, significant judgment is required by management to identify events or circumstances that represent an indicator of impairment based on measurable operating performance and other qualitative considerations, and the determination of projected future net sales assumptions considering actual sales trends and competitive factors in the local market. A high degree of auditor judgment and an increased extent of effort was used when performing audit procedures to evaluate the reasonableness of management’s judgments in identifying store asset groups with indicators of impairment, and management’s assumption of projected future net sales for a store asset group with indicators of impairment.

Additionally, significant estimates and assumptions are required by management to estimate the fair value of the ROU asset.  Specifically, management must estimate current and future market value rentals to determine the fair value of ROU assets which involves complexity in identifying comparable market rental data. A high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, was used when performing audit procedures to evaluate the reasonableness of management’s selected current market value rentals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of store asset groups with indicators of impairment, projected future net sales in the Company’s cash flow projections, and the selected current market value rentals for ROU assets included the following, among others:

•	We evaluated the reasonableness of management’s identified store asset groups with indicators of impairment. Our procedures included the following:
o	Evaluating the reasonableness of management’s methodology to identify store asset groups with indicators of impairment.
o	Testing the store financial information utilized in management’s impairment indicator analysis for accuracy and completeness.
o	Evaluating other qualitative factors that may represent an indicator of impairment.
•	We evaluated the reasonableness of management’s projected future net sales. Our procedures included the following:
o	Comparing the projected future net sales to the historical results of the store asset group under evaluation.
o	Comparing the projected future net sales to historical results of other comparable store asset groups under similar economic circumstances.
o	Evaluating the consistency of projected future net sales with other relevant information, such as internal budgets.
o	Evaluating other qualitative factors that may impact projected future net sales.
o	Evaluating management’s ability to accurately project future net sales by comparing actual results to management’s historical projections.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the selected current market value rentals for the fair value assessment of ROU assets. Our procedures included the following:

o	Testing the source information of the Company’s selected market value rentals.
o	Evaluating the Company’s methodology.
o	Evaluating the sensitivity of the Company’s selected market value rentals on the Company’s conclusions.

Inventory - Valuation of Merchandise Inventories, Net - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s merchandise inventories are valued using the weighted-average cost method. The Company estimates and records valuation reserves on a quarterly basis to record inventory at the lower of cost or net realizable value (“LCNRV”). This includes, among other things, estimating the valuation reserve for inventory with slow-moving or obsolescence exposure, which consider factors such as recent customer demand, merchandise aging, seasonal trends, and decisions to discontinue certain products. Merchandise inventories, net, and inventory valuation reserves were $251.2 million and $3.5 million, respectively, as of January 3, 2021.

We identified the valuation of merchandise inventories as a critical audit matter because of the significant assumptions required in identifying the population of inventory with slow-moving or obsolescence exposure and measuring the valuation reserves required to record such inventory at the LCNRV, resulting in a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate such assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation reserve for inventory with slow-moving or obsolescence exposure included the following, among others:

•

We evaluated the appropriateness of the underlying financial information used in management’s analysis, including the aging of on-hand inventory balances, recent sales quantity for specific inventory, and classification of inventory category by department.

•

We evaluated the assumptions used by management in identifying the population of inventory with slow-moving or obsolescence exposure that require a reserve and determining the amount of reserve to record.

•

We performed data analytical procedures over the inventory balance, such as analyzing inventory trend levels and turnover rates, to evaluate the completeness of management’s identified population of inventory with slow-moving or obsolescence exposure that require a reserve.

•

We compared actual inventory sold below cost in the current fiscal year to the inventory valuation reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the valuation reserve for inventory.

•	We evaluated management’s calculation of the valuation reserve by testing the mathematical accuracy of the reserve calculation.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 3, 2021

We have served as the Company’s auditor since 2007.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 3, 2021	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$64,654	$8,223
Accounts receivable, net of allowances of $58 and $58, respectively	19,879	13,646
Merchandise inventories, net	251,180	309,315
Prepaid expenses	11,684	9,680
Total current assets	347,397	340,864
Operating lease right-of-use assets, net	278,607	262,588
Property and equipment, net	57,245	68,414
Deferred income taxes	13,831	13,619
Other assets, net of accumulated amortization of $2,407 and $2,043, respectively	2,914	3,315
Total assets	$699,994	$688,800
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,882	$83,655
Accrued expenses	82,877	64,935
Current portion of operating lease liabilities	73,737	71,542
Current portion of finance lease liabilities	2,089	2,678
Total current liabilities	239,585	222,810
Operating lease liabilities, less current portion	217,788	206,806
Finance lease liabilities, less current portion	2,504	4,787
Long-term debt	—	66,559
Other long-term liabilities	7,479	7,466
Total liabilities	467,356	508,428
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,580,541 and 25,314,289 shares, respectively; outstanding 21,930,328 and 21,664,076 shares, respectively	255	252
Additional paid-in capital	121,837	120,054
Retained earnings	153,073	102,593
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	232,638	180,372
Total liabilities and stockholders' equity	$699,994	$688,800

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 3, 2021	December 29, 2019
Net sales	$1,041,212	$996,495
Cost of sales	692,041	684,473
Gross profit	349,171	312,022
Selling and administrative expense	275,406	297,193
Other income	(2,500)	—
Operating income	76,265	14,829
Interest expense	1,880	3,046
Income before income taxes	74,385	11,783
Income tax expense	18,445	3,338
Net income	$55,940	$8,445
Earnings per share:
Basic	$2.63	$0.40
Diluted	$2.58	$0.40
Weighted-average shares of common stock outstanding:
Basic	21,260	21,103
Diluted	21,663	21,149

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net income	—	—	—	55,940	—	55,940
Dividends on common stock ($0.25 per share)	—	—	—	(5,460)	—	(5,460)
Issuance of nonvested share awards	321,600	3	(3)	—	—	—
Exercise of share option awards	31,600	—	169	—	—	169
Share-based compensation	—	—	1,714	—	—	1,714
Forfeiture of nonvested share awards	(22,375)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 30, 2018	21,424,094	$250	$118,351	$98,787	$(42,527)	$174,861
Cumulative adjustment from change in accounting principle, net of tax	—	—	—	(339)	—	(339)
Net income	—	—	—	8,445	—	8,445
Dividends on common stock ($0.20 per share)	—	—	—	(4,300)	—	(4,300)
Issuance of nonvested share awards	308,584	3	(3)	—	—	—
Conversion of vested share units	29,672	—	—	—	—	—
Share-based compensation	—	—	1,926	—	—	1,926
Forfeiture of nonvested share awards	(39,180)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(59,094)	(1)	(220)	—	—	(221)
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 3, 2021	December 29, 2019
Cash flows from operating activities:
Net income	$55,940	$8,445
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18,450	19,537
Impairment of assets	—	520
Share-based compensation	1,714	1,926
Amortization of other assets	364	271
Right-of-use asset gain on disposal	—	(110)
Noncash lease expense	64,316	61,244
Proceeds from insurance recovery - lost profit margin and expenses	1,077	711
Gain on recovery of insurance proceeds - lost profit margin and expenses	(1,077)	(231)
Gain on recovery of insurance proceeds - property and equipment	(1,750)	(56)
Gain on eminent domain condemnation	(2,500)	—
Proceeds from eminent domain condemnation - lost profit margin	2,263	—
Deferred income taxes	(212)	1,046
Changes in operating assets and liabilities:
Accounts receivable, net	(6,193)	1,334
Merchandise inventories, net	58,135	(15,202)
Prepaid expenses and other assets	(1,861)	(833)
Accounts payable	9,243	1,050
Operating lease liabilities	(67,198)	(62,966)
Accrued expenses and other long-term liabilities	18,032	(2,406)
Net cash provided by operating activities	148,743	14,280

Cash flows from investing activities:
Purchases of property and equipment	(7,347)	(9,363)
Proceeds from insurance recovery - property and equipment	1,750	167
Proceeds from eminent domain condemnation - property and equipment	237	—
Net cash used in investing activities	(5,360)	(9,196)

Cash flows from financing activities:
Borrowings under revolving credit facility	137,296	205,088
Payments under revolving credit facility	(203,855)	(203,529)
Changes in book overdraft	(12,031)	1,981
Debt issuance costs paid	(106)	—
Principal payments under finance lease obligations	(2,858)	(2,547)
Proceeds from exercise of share option awards	169	—
Tax withholding payments for share-based compensation	(97)	(221)
Dividends paid	(5,470)	(4,398)
Net cash used in financing activities	(86,952)	(3,626)

Net increase in cash and cash equivalents	56,431	1,458

Cash and cash equivalents at beginning of year	8,223	6,765

Cash and cash equivalents at end of year	$64,654	$8,223

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$—	$2,988
Property and equipment additions unpaid	$668	$918

Supplemental disclosures of cash flow information:
Interest paid	$1,856	$2,911
Income taxes paid	$19,625	$2,315

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform as of January 3, 2021. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation. The Company is a holding company that operates as one reportable segment under the “Big 5 Sporting Goods” name through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying consolidated financial statements as of January 3, 2021 and December 29, 2019 and for the years ended January 3, 2021 (“fiscal 2020”) and December 29, 2019 (“fiscal 2019”) represent the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(2)	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp.  Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2020 included 53 weeks and fiscal 2019 included 52 weeks.

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

The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company was subsequently able to gradually reopen its store locations based on initially qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas. As of the end of the second quarter of fiscal 2020, all of the Company’s stores that were temporarily closed due to COVID-19 had reopened for in-store shopping, subject to appropriate social distancing restrictions and with reduced operating hours. These restrictions and reduced operating hours continued into the third and fourth quarters of fiscal 2020. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions. Additionally, during fiscal 2020, the pandemic and the shelter orders that were in place in the Company’s market areas negatively impacted customer traffic into the Company’s stores. In an effort to promote social distancing protocols, the Company has implemented reduced store hours, limited the number of customers in its stores at any one time and has generally implemented social-distancing guidelines throughout the store operating space. Due to the reduced customer traffic, and in an effort to preserve capital, the Company implemented temporary and permanent workforce reductions throughout the organization, temporarily reduced merchandise inventory orders and reduced advertising and capital spending in fiscal 2020. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities.

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

General Concentration of Risk

The Company maintains its cash accounts in financial institutions, and accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash equivalents represent investments of excess cash on hand of $50.0 million into U.S. Treasury bills.

Because of the Company’s geographic concentration in the western United States, the Company is subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include weather conditions, fires, droughts, earthquakes, power outages and other natural disasters specific to the states in which the Company operates.

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

The Company purchases merchandise from over 680 suppliers, and the Company’s 20 largest suppliers accounted for 36.4% of total purchases in fiscal 2020. One vendor represented greater than 5% of total purchases, at 8.5%, in fiscal 2020. A significant portion of the Company’s inventory is manufactured abroad in China and other countries. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of COVID-19, and other  economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

The Company could be exposed to credit risk in the event of nonperformance by any lender under its revolving credit facility. Instability in the financial and capital markets could bring additional potential risks to the Company, including higher costs of credit, potential lender defaults, and potential commercial bank failures. The Company has received no indication that any such events will negatively impact any lender under its credit facility; however, the possibility does exist.

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after January 3, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

As noted in the segment information elsewhere in this Note 2 to the Notes to Consolidated Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	Year Ended
	January 3, 2021	December 29, 2019
	(In thousands)
Hardgoods	$623,728	$493,749
Athletic and sport footwear	228,311	279,733
Athletic and sport apparel	184,538	219,066
Other sales	4,635	3,947
Net sales	$1,041,212	$996,495

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s consolidated balance sheet as of January 3, 2021. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

The Company recognized $5.4 million and $6.6 million in stored-value card redemption revenue for fiscal 2020 and 2019, respectively. The Company also recognized $0.3 million and $0.4 million in stored-value card breakage revenue for fiscal 2020 and 2019, respectively. The Company had outstanding stored-value card liabilities of $7.5 million and $7.2 million as of January 3, 2021 and December 29, 2019, respectively, which are included in accrued expenses. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $1.2 million and $1.4 million related to estimated sales returns as of January 3, 2021 and December 29, 2019, respectively, and recorded, as accrued expense, an allowance for sales returns reserve of $2.4 million and $2.7 million as of January 3, 2021 and December 29, 2019, respectively.

Cost of Sales

Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight (including e-commerce shipping and handling costs), inventory reserves, buying, distribution center expense, including depreciation and amortization, and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $10.6 million and $27.8 million for fiscal 2020 and 2019, respectively. The Company reduced advertising significantly in fiscal 2020 in response to the COVID-19 pandemic. Advertising expense is included in selling and administrative expense in the accompanying consolidated statements of operations. The Company receives co-operative advertising allowances from certain product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. These advertising allowances are recognized as a reduction to selling and administrative expense when the Company incurs the advertising expense eligible for the credit. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to $1.1 million and $5.1 million for fiscal 2020 and 2019, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments of excess cash into U.S. Treasury bills, which have maturities of 90 days or less. Book overdrafts are classified as current liabilities.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Prepaid Expenses and Other Assets

Prepaid expenses include the prepayment of various operating expenses such as insurance, income and property taxes, software maintenance and supplies, which are expensed when the operating cost is realized.

Other assets include the long-term portion of certain prepaid expenses, capitalized deferred financing fees related to the Company’s credit facility and capitalized implementation costs related to hosting arrangements that are service contracts. While deferred financing fees and implementation costs are capitalized and amortized over the respective terms of their arrangements, costs related to the service element of a hosting arrangement that is a service contract are expensed as incurred.

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

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements, and operating lease ROU assets. The carrying amount of a store asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the store asset group. Factors that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses, and a projection that demonstrates continuing losses or insufficient income over the remaining reasonably certain lease term associated with the use of a store asset group. Other factors may include an adverse change in the business climate or an adverse action or assessment by a regulator in the market of a store asset group. When stores are identified as having an indicator of impairment, the Company forecasts undiscounted cash flows over the store asset group’s remaining reasonably certain lease term and compares the undiscounted cash flows to the carrying amount of the store asset group. If the store asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as contemplated in ASC 820, Fair Value Measurements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease ROU assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The estimation of the fair value of an ROU asset involves the evaluation of current market value rental amounts for leases associated with ROU assets. The estimates of current market value rental amounts are primarily based on recent observable market rental data of other comparable retail store locations. The fair value of an ROU asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

In fiscal 2020, the Company recognized no non-cash impairment charges and in fiscal 2019, the Company recognized non-cash impairment charges of $0.5 million related to certain underperforming stores. These impairment charges represented property and equipment, primarily leasehold improvements, and are included in selling and administrative expense in the consolidated statements of operations. The individual fair values of the property and equipment, primarily leasehold improvements, of the impaired store asset group were not material for fiscal 2019. See Note 4 to the Notes to Consolidated Financial Statements for a further discussion on impairment of assets.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities on the consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the consolidated statement of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the balance sheet. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

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

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for COVID-19 lease abatements of $3.1 million in fiscal 2020 as reductions to variable lease expense and accounted for lease deferrals of $0.6 million as of January 3, 2021 as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability.

See Note 7 to the Notes to Consolidated Financial Statements for a further discussion on leases.

Self-Insurance Liabilities

The Company is self-insured for its various insurance risks including its estimated workers’ compensation liability risk in certain states. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s actuarially-estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the balance sheet as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the consolidated financial statements. Self-insurance liabilities totaled $11.0 million and $10.8 million as of January 3, 2021 and December 29, 2019, respectively, of which $4.8 million and $4.7 million were recorded as a component of accrued expenses as of January 3, 2021 and December 29, 2019, respectively, and $6.2 million and $6.1 million were recorded as a component of other long-term liabilities as of January 3, 2021 and December 29, 2019, respectively, in the accompanying consolidated balance sheets.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of January 3, 2021 and December 29, 2019, the Company had no accrued interest or penalties. See Note 9 to the Notes to Consolidated Financial Statements for a further discussion on income taxes.

Treasury Stock Purchases

The Company repurchases its common stock in the open market pursuant to programs approved by its Board of Directors. The Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of the Company’s common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Company may repurchase its common stock for a variety of reasons, including, among other things, its alternative cash requirements, existing business conditions and the current market price of its stock. However, the timing and amount of such purchases, if any, would be at the discretion of management and the Board of Directors. The Company repurchased no shares of common stock in fiscal 2020 or 2019. As of January 3, 2021, a total of $15.3 million remained available for share repurchases under its current share repurchase program.

(3)	Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
Furniture and equipment	$134,623	$138,241
Leasehold improvements	170,701	167,965
Internal-use software	37,147	36,332
Land	2,750	2,750
Building	1,775	1,775
	346,996	347,063
Accumulated depreciation and amortization (1)	(290,638)	(279,796)
	56,358	67,267
Assets not placed into service	887	1,147
Property and equipment, net	$57,245	$68,414

(1)	Includes accumulated amortization for internal-use software development costs of $30.8 million and $28.9 million as of January 3, 2021 and December 29, 2019, respectively.

Depreciation expense associated with property and equipment, including assets leased under finance leases, was $6.7 million and $6.8 million for fiscal 2020 and 2019, respectively. Amortization expense for leasehold improvements was $8.9 million and $9.7 million for fiscal 2020 and 2019, respectively. Amortization expense for internal-use software was $2.9 million and $3.0 million for fiscal 2020 and 2019, respectively. The gross cost of equipment under finance leases, included above, was $10.1 million and $12.1 million as of January 3, 2021 and December 29, 2019, respectively. The accumulated depreciation related to these finance leases was $5.5 million and $4.8 million as of January 3, 2021 and December 29, 2019, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)	Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets subject to the Company’s evaluation totaled $57.2 million and $68.4 million for property and equipment as of January 3, 2021 and December 29, 2019, respectively, and totaled $278.6 million and $262.6 million for ROU assets as of January 3, 2021 and December 29, 2019, respectively. In fiscal 2020, the Company recognized no non-cash impairment charges, and in fiscal 2019, the Company recognized non-cash impairment charges of $0.5 million related to certain underperforming stores. These impairment charges represented property and equipment and leasehold improvements and are included in selling and administrative expense in the consolidated statements of operations. In fiscal 2019, the lower-than-expected sales performance, coupled with future undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. An impairment charge was not allocated to the ROU assets because the fair value of the ROU assets exceeded their carrying value.

(5)	Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

As of January 3, 2021 and December 29, 2019, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. As discussed in Note 4 to the Notes to Consolidated Financial Statements, the Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820.

(6)	Accrued Expenses

The major components of accrued expenses are as follows:

	January 3, 2021	December 29, 2019
	(In thousands)
Payroll and related expense	$37,826	$23,433
Sales tax	11,609	9,607
Occupancy expense	10,215	9,503
Other	23,227	22,392
Accrued expenses	$82,877	$64,935

Payroll and related expense as of January 3, 2021 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020, as well as an increase in company performance-based incentive accruals.

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

The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware and distribution center delivery tractors and equipment, and accounts for these leases in accordance with ASC 842. The Company’s operating leases have remaining reasonably certain lease terms of up to 13 years, which typically include options to extend the leases for up to 5 years. The Company’s finance leases have remaining reasonably certain lease terms of up to 3 years.

Certain of the leases for the Company’s retail store facilities provide for variable payments for property taxes, insurance,  common area maintenance payments related to triple net leases, rental payments based on future sales volumes at the leased location, as well as certain equipment sales taxes, licenses, fees and repairs, which are not measurable at the inception of the lease, or rental payments that are adjusted periodically for inflation. The Company recognizes variable lease expense for these leases in the period incurred which, for contingent rent, begins in the period in which it becomes probable that the specified target that triggers the variable lease payments will be achieved. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, the components of lease expense were as follows:

	Year Ended
	January 3, 2021	December 29, 2019
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$2,721	$2,673
Interest on lease liabilities	297	378
Finance lease expense	3,018	3,051
Operating lease expense	83,030	80,470
Variable lease expense (1)	15,238	15,515
Sublease income	(1,192)	(1,158)
Total lease expense	$100,094	$97,878

(1)

Variable lease expense for fiscal 2020 was reduced by $3.1 million for lease abatements related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. See Note 2 to the Notes to Consolidated Financial Statements for a further discussion on lease concessions.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, other information related to leases was as follows:

	Year Ended
	January 3, 2021	December 29, 2019
	(In thousands)
Operating cash flows from operating leases	$83,028	$82,200
Operating cash flows from finance leases	313	377
Financing cash flows from finance leases	2,858	2,547
Cash paid for amounts included in the measurement of lease liabilities	$86,199	$85,124

Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$3,123
Right-of-use assets obtained in exchange for new operating lease liabilities	$80,452	$60,548
Weighted-average remaining lease term—finance leases	2.4 years	3.1 years
Weighted-average remaining lease term—operating leases	5.0 years	5.2 years
Weighted-average discount rate—finance leases	4.8%	4.7%
Weighted-average discount rate—operating leases	6.1%	6.3%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of January 3, 2021 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2021	$2,209	$84,759
2022	1,740	73,890
2023	920	58,099
2024	—	49,287
2025	—	33,178
Thereafter	—	40,335
Undiscounted cash flows	$4,869	$339,548
Reconciliation of lease liabilities:
Weighted-average remaining lease term	2.4 years	5.0 years
Weighted-average discount rate	4.8%	6.1%
Present values	$4,593	$291,525
Lease liabilities - current	2,089	73,737
Lease liabilities - long-term	2,504	217,788
Lease liabilities - total	$4,593	$291,525
Difference between undiscounted and discounted cash flows	$276	$48,023

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8)	Long-Term Debt

The Company, Big 5 Corp. and Big 5 Services Corp. were parties to a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, as amended (the “Prior Credit Agreement”), which was terminated and replaced on February 24, 2021, as discussed below.

On February 24, 2021, the Company entered into a Loan, Guaranty and Security Agreement with Bank of America, N.A. (“BofA”), as agent and lender (the “Loan Agreement”), at which time the Prior Credit Agreement was terminated. The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Loan Agreement will have the option to increase the commitment to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

Similar to the Prior Credit Agreement, the Company may borrow under the Loan Agreement from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate committed availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Line Cap”). As defined in the Loan Agreement, the “Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of eligible credit card receivables; plus (b) the cost of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the cost of eligible in-transit inventory, net of inventory reserves, multiplied by 90.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory), minus (d) certain agreed-upon reserves as well as other reserves established by BofA in its role as the administrative agent in its reasonable discretion.

Generally, the Company may designate specific borrowings under the Loan Agreement as either base rate loans or LIBO rate loans. The applicable interest rate on the Company’s borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as LIBO rate loans bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” The applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.375%	0.375%
II	Less than $70,000,000	1.500%	0.500%

The commitment fee assessed on the unused portion of the credit facility is 0.20% per annum.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of the Company’s assets. The Loan Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. The Company may generally declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although the Company is permitted to make up to $5 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against the Company, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

As previously disclosed, the Prior Credit Agreement had a maturity date of September 29, 2022 and, as amended, provided for a line of credit up to $140.0 million, which amount could be increased at the Company’s option up to a maximum of $165.0 million. The Company could also request additional increases in aggregate availability, on an uncommitted basis up to a maximum of $200.0 million. On March 30, 2020, the Company exercised the accordion feature and increased the amount available under the revolving credit facility to $165.0 million in response to the COVID-19 pandemic and drew down additional amounts at that time. The revolving credit facility under the Prior Credit Agreement included a $25.0 million sublimit for issuances of letters of credit and a $20.0 million sublimit for swingline loans. The Prior Credit Agreement provided for LIBO rate loans to bear interest at a rate equal to the applicable adjusted LIBO rate plus an applicable margin, as shown in the table below. The loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate in effect plus one-half of one percent, (b) the LIBO rate, plus one percentage point, or (c) the prime interest rate. Under the Prior Credit Agreement, the applicable margin for all loans was a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	LIBO Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.250%	0.250%
II	Less than $70,000,000	1.375%	0.500%

The commitment fee assessed on the unused portion of the credit facility under the Prior Credit Agreement was 0.20% per annum.

As of January 3, 2021, the Company had no long-term revolving credit borrowings outstanding. As of December 29, 2019, the Company had long-term revolving credit borrowings outstanding bearing interest at either LIBO or the prime lending rates as follows:

	January 3, 2021	December 29, 2019
	(Dollars in thousands)
LIBO rate	$—	$60,000
Prime rate	—	6,559
Total borrowings	$—	$66,559

LIBO rate	—	1.8%
Prime rate	—	4.8%
Average interest rate	2.7%	3.8%
Year-end interest rate	—	3.6%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9)	Income Taxes

Income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2020:
Federal	$13,786	$86	$13,872
State	4,871	(298)	4,573
	$18,657	$(212)	$18,445
Fiscal 2019:
Federal	$1,746	$541	$2,287
State	546	505	1,051
	$2,292	$1,046	$3,338

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Year Ended
	January 3, 2021	December 29, 2019
	(In thousands)
Tax expense at statutory rate	$15,621	$2,474
State tax expense, net of federal tax effect	3,975	626
CARES Act net operating loss carryback	(822)	—
Change in valuation allowance	(418)	—
Write-offs related to nonvested share awards	260	393
Tax credits	(246)	(323)
Nondeductible expenses	86	102
Change in apportionment and other rate adjustments	(11)	104
Other	—	(38)
	$18,445	$3,338

 Deferred tax assets and liabilities as of January 3, 2021 and December 29, 2019 are tax-effected based on the federal and state corporate income tax rates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 3, 2021	December 29, 2019
	(In thousands)
Deferred tax assets:
Deferred rent	$3,509	$4,322
Employee benefit-related liabilities	2,986	2,621
Insurance liabilities	2,581	2,495
Merchandise inventory	2,253	1,624
Gift card liability	1,324	1,125
State taxes	1,014	118
California Enterprise Zone Tax Credits	975	1,395
Share-based compensation	815	797
Other deferred tax assets	1,396	2,428
Gross deferred tax assets	16,853	16,925
Less: Valuation allowance	(683)	(1,212)
Deferred tax assets, net of valuation allowance	16,170	15,713
Deferred tax liabilities:
Federal liability on state deferred tax assets	(1,125)	(1,063)
Prepaid expense	(989)	(759)
Other deferred tax liabilities	(225)	(272)
Deferred tax liabilities	(2,339)	(2,094)
Net deferred tax assets	$13,831	$13,619

As of fiscal 2020 and 2019, the Company maintained a valuation allowance of $0.7 million and $1.2 million, respectively, related to unused California Enterprise Zone Tax Credits, which the Company will not be able to carry forward beyond 2024 as a result of California’s termination of this program. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, except as noted above, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced. Certain prior period amounts were reclassified to conform with current period presentation requirements.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2017 and after, and state and local income tax returns are open for fiscal years 2016 and after.

As of January 3, 2021 and December 29, 2019, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of January 3, 2021 and December 29, 2019, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	January 3, 2021	December 29, 2019
	(In thousands, except per share data)
Net income	$55,940	$8,445
Weighted-average shares of common stock outstanding:
Basic	21,260	21,103
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	403	46
Diluted	21,663	21,149
Basic earnings per share	$2.63	$0.40
Diluted earnings per share	$2.58	$0.40
Antidilutive share option awards excluded from diluted calculation	494	499
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	46	457

The computation of diluted earnings per share for the periods presented excludes certain share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). Additionally, the computation of diluted earnings per share for the periods presented excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(11)	Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees.  Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $3.7 million and $2.2 million for fiscal 2020 and 2019, respectively.

(12)	Related Party Transactions

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company will pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During each of fiscal 2020 and 2019, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million in fiscal 2020 and 2019, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company had a recorded liability of $1.0 million as of January 3, 2021 and December 29, 2019. The short-term portion of this liability is recorded in accrued expenses and the long-term portion is recorded in other long-term liabilities in the accompanying consolidated balance sheets.

In January 2021, Mrs. Miller passed away and, accordingly, the Company will eliminate the liability of $1.0 million and reduce selling and administrative expense by the same amount in the first quarter of fiscal 2021.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(13)	Commitments and Contingencies

Eminent Domain Matter

On approximately March 13, 2018, the Orange County Transportation Authority (“OCTA”) filed an eminent domain action against the Company and its Westminster, California, store location to acquire the Company’s leased interest in the property for public purposes related to a transportation project. The Company surrendered possession of this location on approximately January 31, 2019. On March 31, 2020, the Company and representatives of the OCTA agreed to a preliminary settlement of the proceedings, which was formally approved by the OCTA’s Board on approximately April 27, 2020. Pursuant to the terms of the settlement, on May 21, 2020, the Company received a cash condemnation settlement from the OCTA in the amount of $2.5 million for lost profit and property. The Company recorded a pre-tax gain for the $2.5 million in the second quarter of fiscal 2020 related to the settlement, of which $0.2 million represented lost property and equipment, which was included as other income in the consolidated statement of operations. Attorneys’ fees related to this settlement totaled $0.1 million in each of fiscal 2020 and 2019 and were included in selling and administrative expense in the consolidated statement of operations.

Recovery of Insurance Proceeds

In July 2019, one of the Company’s stores was damaged as a result of a fire and, in the fourth quarter of fiscal 2019, the Company disposed of assets of approximately $0.8 million related to lost inventory and property and equipment. In the fourth quarter of fiscal 2020, the Company reached an agreement with its insurance carrier and, after application of a previous advance of $0.5 million and deductible of $0.2 million, the Company received a cash insurance recovery and recorded a gain of $2.8 million in total, of which $1.7 million related to the reimbursement of property and equipment, $0.8 million related to the reimbursement of lost profit margin, and $0.3 million related to a reimbursement for business interruption. The reimbursement of lost property and equipment is included in the accompanying consolidated statements of operations as a reduction to selling and administrative expense, and the reimbursement of lost profit margin and business interruption is included in the accompanying consolidated statements of operations as a reduction to cost of goods sold for fiscal 2020.

In November 2018, one of the Company’s stores was destroyed as a result of a fire and, in the fourth quarter of fiscal 2018, the Company disposed of assets of $0.6 million in total, of which $0.5 million related to lost inventory and $0.1 million related to lost property and equipment. In fiscal 2019, the Company received a cash insurance recovery of $0.9 million in total, net of the insurance deductible, of which $0.7 million related to the reimbursement of lost profit margin, inventory and expense and $0.2 million related to the reimbursement of lost property and equipment. Accordingly, the Company recognized gains of $0.2 million related to the recovery of lost profit margin and expense and $0.1 million related to the recovery of property and equipment. The reimbursement of lost profit margin, inventory and expense is included in the accompanying consolidated statements of operations as a reduction of cost of goods sold for fiscal 2019, and the reimbursement of lost property and equipment is included in the accompanying consolidated statements of operations as a reduction of selling and administrative expense for fiscal 2019.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. As of January 3, 2021, 2,462,871 shares remained available for future grant and 742,800 share option awards, 591,325 nonvested share awards and 41,160 nonvested share unit awards remained outstanding.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2020 and 2019 was $1.7 million and $1.9 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million in fiscal 2020 and 2019 and compensation expense recognized in selling and administrative expense was $1.6 million and $1.8 million in fiscal 2020 and 2019, respectively. The recognized tax benefit related to compensation expense for fiscal 2020 and 2019 was $0.4 million and $0.5 million, respectively. Net income for fiscal 2020 and 2019 reflects the net-of-tax charge of $1.3 million and $1.4 million, respectively, or $0.06 and $0.07 per basic and diluted share, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per share option award in fiscal 2020, and granted 263,800 share option awards with a weighted-average grant-date fair value of $1.30 per share option award in fiscal 2019.

The following table details the Company’s share option awards activity for the current fiscal year:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2019	523,150	$5.91
Granted	257,000	2.23
Exercised	(31,600)	5.32
Forfeited or Expired	(5,750)	11.52
Outstanding at January 3, 2021	742,800	$4.62	7.95	$4,380,526
Exercisable at January 3, 2021	200,770	$7.38	6.64	$797,370
Vested and Expected to Vest at January 3, 2021	732,580	$4.65	7.94	$4,305,763

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $10.21 per share as of January 3, 2021, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2020 was approximately $0.1 million, $0.2 million and $25,000, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

No share option awards were exercised in fiscal 2019.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	January 3, 2021	December 29, 2019
Risk-free interest rate	0.9%	2.5%
Expected term	5.7 years	5.7 years
Expected volatility	63.0%	53.0%
Expected dividend yield	—	5.2%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s dividend rate at the time fair value is measured and future expectations.

As of January 3, 2021, there was $0.5 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.4 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. In January 2019, the Company delivered 29,672 vested shares, which included dividend reinvestments, for two Board members whose service terminated in fiscal 2018. Outstanding nonvested share awards and nonvested share unit awards accrue dividends at the same rate as dividends paid to the Company’s shareholders. Accrued dividends on nonvested share awards are paid upon vesting of the underlying shares and forfeited if a recipient’s service to the Company is terminated prior to vesting. Accrued dividends on nonvested share unit awards are reinvested into additional nonvested share unit awards and are settled at the same time as the underlying share unit awards. The total fair value of nonvested share awards which vested during fiscal 2020 and 2019 was $0.4 million and $0.6 million, respectively. The total fair value of nonvested share unit awards which vested during fiscal 2020 and 2019 was $0.2 million and $0.2 million, respectively.

The Company granted 321,600 nonvested share awards with a weighted-average grant-date fair value of $1.69 per share award in fiscal 2020 and granted 308,584 nonvested share awards with a weighted-average grant-date fair value of $3.34 per share award in fiscal 2019.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share awards activity for the current fiscal year:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	532,524	$6.33
Granted	321,600	1.69
Vested	(240,424)	6.57
Forfeited	(22,375)	4.32
Balance at January 3, 2021	591,325	$3.79

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2020, the Company withheld 64,573 common shares with a total value of $0.1 million. This amount is presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

As of January 3, 2021, dividends accrued but not paid related to nonvested share awards were $0.2 million.

The Company granted 40,000 nonvested share unit awards with a weighted-average grant-date fair value of $2.28 per share unit award in fiscal 2020 and granted 72,464 nonvested share unit awards with a weighted-average grant-date fair value of $2.07 per share unit award in fiscal 2019. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

The following table details the Company’s nonvested share unit awards activity for the current fiscal year:

	Units	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2019	75,413	$1.81
Granted	40,000	2.28
Dividend reinvestments	18,064	3.28
Vested	(72,464)	2.07
Dividend reinvestments vested	(19,853)	2.95
Balance at January 3, 2021	41,160	$1.91

As of January 3, 2021, there were 211,635 cumulative nonvested share unit awards remaining that previously vested and are no longer outstanding, of which 47,929 of these awards represented cumulative dividend reinvestments. These cumulative nonvested share unit awards are deliverable to the holders upon termination of their service.

As of January 3, 2021, there was $1.2 million and $38,000 of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.1 years and 0.4 years for nonvested share awards and nonvested share unit awards, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(15)	Subsequent Event

In the first quarter of fiscal 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, which will be paid on March 26, 2021 to stockholders of record as of March 12, 2020.

In January 2021, the wife of Mr. Miller, co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company, passed away and, accordingly, the Company will eliminate an employment agreement-related liability of $1.0 million and reduce selling and administrative expense by the same amount in the first quarter of fiscal 2021, as described more fully in Note 12 of these consolidated financial statements.

On February 24, 2021, the Company entered into a Loan Agreement, as described more fully in Note 8 of these consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
January 3, 2021
Allowance for doubtful receivables	$58	$44		$(44)	$58
Allowance for sales returns	$2,702	$(258)	(1)	$—	$2,444
Inventory reserves	$6,796	$2,954		$(3,612)	$6,138
December 29, 2019
Allowance for doubtful receivables	$28	$48		$(18)	$58
Allowance for sales returns	$2,576	$126	(1)	$—	$2,702
Inventory reserves	$6,432	$5,019		$(4,655)	$6,796

(1)	Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II