Form 10-Q
period 2021-04-04
BIG 5 SPORTING GOODS Corp
filed 2021-05-05
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021

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

There were 22,290,210 shares of common stock, with a par value of $0.01 per share outstanding as of April 27, 2021.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$100,097	$64,654
Accounts receivable, net of allowances of $80 and $58, respectively	11,399	19,879
Merchandise inventories, net	247,287	251,180
Prepaid expenses	10,513	11,684
Total current assets	369,296	347,397
Operating lease right-of-use assets, net	271,964	278,607
Property and equipment, net	58,710	57,245
Deferred income taxes	12,532	13,831
Other assets, net of accumulated amortization of $594 and $2,407, respectively	3,610	2,914
Total assets	$716,112	$699,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,613	$80,882
Accrued expenses	78,351	82,877
Current portion of operating lease liabilities	73,196	73,737
Current portion of finance lease liabilities	2,664	2,089
Total current liabilities	242,824	239,585
Operating lease liabilities, less current portion	210,891	217,788
Finance lease liabilities, less current portion	4,332	2,504
Other long-term liabilities	6,865	7,479
Total liabilities	464,912	467,356
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 25,938,473 and 25,580,541 shares, respectively; outstanding 22,288,260 and 21,930,328 shares, respectively	259	255
Additional paid-in capital	122,188	121,837
Retained earnings	171,280	153,073
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	251,200	232,638
Total liabilities and stockholders' equity	$716,112	$699,994

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Net sales	$272,806	$217,736
Cost of sales	174,913	153,181
Gross profit	97,893	64,555
Selling and administrative expense	70,144	71,370
Operating income (loss)	27,749	(6,815)
Interest expense	342	735
Income (loss) before taxes	27,407	(7,550)
Income tax expense (benefit)	5,861	(2,939)
Net income (loss)	$21,546	$(4,611)
Earnings (loss) per share:
Basic	$1.01	$(0.22)
Diluted	$0.96	$(0.22)
Weighted-average shares of common stock outstanding:
Basic	21,417	21,149
Diluted	22,371	21,149

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended April 4, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	21,546	—	21,546
Dividends on common stock ($0.15 per share)	—	—	—	(3,339)	—	(3,339)
Issuance of nonvested share awards	235,480	2	(2)	—	—	—
Exercise of share option awards	196,200	2	974	—	—	976
Share-based compensation	—	—	425	—	—	425
Forfeiture of nonvested share awards	(3,520)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Balance as of April 4, 2021	22,288,260	$259	$122,188	$171,280	$(42,527)	$251,200

	13 Weeks Ended March 29, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net loss	—	—	—	(4,611)	—	(4,611)
Dividends on common stock ($0.05 per share)	—	—	—	(1,081)	—	(1,081)
Issuance of nonvested share awards	241,600	2	(2)	—	—	—
Share-based compensation	—	—	475	—	—	475
Forfeiture of nonvested share awards	(3,755)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of March 29, 2020	21,837,348	$254	$120,430	$96,901	$(42,527)	$175,058

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Cash flows from operating activities:
Net income (loss)	$21,546	$(4,611)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,259	4,606
Share-based compensation	425	475
Amortization of other assets	265	83
Noncash lease expense	16,033	15,792
Proceeds from insurance recovery - lost profit margin and expenses	1,083	—
Gain on recovery of insurance proceeds - lost profit margin and expenses	(460)	—
Gain on recovery of insurance proceeds - property and equipment	(249)	—
Deferred income taxes	1,299	645
Changes in operating assets and liabilities:
Accounts receivable, net	7,885	5,812
Merchandise inventories, net	3,893	(3,032)
Prepaid expenses and other assets	927	1,510
Accounts payable	7,683	1,589
Operating lease liabilities	(16,828)	(16,243)
Accrued expenses and other long-term liabilities	(5,787)	(11,928)
Net cash provided by (used in) operating activities	41,974	(5,302)

Cash flows from investing activities:
Purchases of property and equipment	(1,742)	(2,342)
Proceeds from insurance recovery - property and equipment	249	—
Net cash used in investing activities	(1,493)	(2,342)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	116,913
Payments under revolving credit facility	—	(59,197)
Changes in book overdraft	68	(11,852)
Debt issuance costs paid	(717)	—
Principal payments under finance lease liabilities	(931)	(951)
Proceeds from exercise of share option awards	948	—
Tax withholding payments for share-based compensation	(1,046)	(97)
Dividends paid	(3,360)	(1,192)
Net cash (used in) provided by financing activities	(5,038)	43,624

Net increase in cash and cash equivalents	35,443	35,980

Cash and cash equivalents at beginning of period	64,654	8,223

Cash and cash equivalents at end of period	$100,097	$44,203

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$3,334	$—
Property and equipment additions unpaid	$1,316	$931
Supplemental disclosures of cash flow information:
Interest paid	$192	$772
Income taxes paid	$6	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform as of April 4, 2021. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 3, 2021 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2021 is comprised of 52 weeks and ends on January 2, 2022. Fiscal year 2020 was comprised of 53 weeks and ended on January 3, 2021. The four quarters of fiscal 2021 are each comprised of 13 weeks. The first three quarters in fiscal 2020 were each comprised of 13 weeks, and the fourth quarter of fiscal 2020 was comprised of 14 weeks.

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

The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company was subsequently able to gradually reopen its store locations based on initially qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas. In an effort to promote social distancing protocols, the Company implemented reduced store hours, limited the number of customers in its stores at any one time and generally implemented social-distancing guidelines throughout the store operating space in fiscal 2020. Due to the reduced customer traffic, and in an effort to preserve capital, the Company implemented temporary and permanent workforce reductions throughout the organization, temporarily reduced merchandise inventory orders and reduced advertising and capital spending in fiscal 2020. As of the end of fiscal 2020 and during the first quarter of fiscal 2021, all of the Company’s stores were open for in-store shopping, subject to continued appropriate social distancing restrictions and with reduced operating hours. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities, and new temporary closures of stores may be required if additional orders are issued in response to changing health conditions.

General Concentration of Risk

The Company purchases merchandise from over 680 suppliers, and the Company’s 20 largest suppliers accounted for 36.4% of total purchases in fiscal 2020. One vendor, Nike, represented greater than 5% of total purchases, at 8.5%, in fiscal 2020 and accounted for 7.2% of the Company’s total sales in fiscal 2020. In the first quarter of fiscal 2021, the Company was informed of an expansion of Nike’s direct-to-consumer initiatives that will impact certain multi-branded retailers, including the Company, and which will lead to a significant reduction in the Company’s future supply chain relative to this vendor. This transition is not expected to impact the Company’s ability to continue to purchase certain Nike branded products from authorized licensees. The Company is actively expanding its relationships with other new and existing vendors in order to replace the affected Nike product within its product mix.

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 4, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
	(In thousands)
Hardgoods	$140,906	$108,774
Athletic and sport footwear	66,673	57,498
Athletic and sport apparel	63,526	49,128
Other sales	1,701	2,336
Net sales	$272,806	$217,736

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 weeks ended April 4, 2021 and March 29, 2020.

The Company recognized $1.7 million and $1.9 million in stored-value card redemption revenue for the 13 weeks ended April 4, 2021 and March 29, 2020, respectively. The Company also recognized $0.1 million in stored-value card breakage revenue for the 13 weeks ended April 4, 2021 and March 29, 2020. The Company had outstanding stored-value card liabilities of $7.0 million and $7.5 million as of April 4, 2021 and January 3, 2021, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.9 million and $1.2 million related to estimated sales returns as of April 4, 2021 and January 3, 2021, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.8 million and $2.4 million as of April 4, 2021 and January 3, 2021, respectively.

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

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements, and operating lease right-of-use (“ROU”) assets. The carrying amount of a store asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the store asset group. Factors that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating and cash flow losses, and a projection that demonstrates continuing losses or insufficient income over the remaining reasonably certain lease term associated with the use of a store asset group. Other factors may include an adverse change in the business climate or an adverse action or assessment by a regulator in the market of a store asset group. When stores are identified as having an indicator of impairment, the Company forecasts undiscounted cash flows over the store asset group’s remaining reasonably certain lease term and compares the undiscounted cash flows to the carrying amount of the store asset group. If the store asset group is determined not to be recoverable, then an impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value, determined using discounted cash flow valuation techniques, as contemplated in ASC 820, Fair Value Measurements.

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

The Company did not recognize any impairment charges in the first quarter of fiscal 2021 or 2020.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities on the interim unaudited condensed consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statements of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the balance sheet. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate (“IBR”) to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis. This analysis considers qualitative and quantitative factors based on guidance provided by a rating agency for the consumer durables industry. The Company adjusts the selected IBR quarterly with a company-specific unsecured yield curve that approximates the Company’s market risk profile. The collateralized IBR is also based upon the estimated impact that the collateral has on the IBR. To account for the collateralized nature of the IBR, the Company utilized a notching method based on notching guidance provided by a rating agency whereby the Company’s base credit rating is notched upward as the yield curve on a secured loan is expected to be lower versus an unsecured loan.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for its remaining lease deferrals related to COVID-19 as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability. The Company recorded remaining lease deferrals related to COVID-19 of $0.4 million and $0.6 million as of April 4, 2021 and January 3, 2021, respectively, in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets.

See Note 5 to the Interim Financial Statements for a further discussion on leases.

(3)	Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

As of April 4, 2021 and January 3, 2021, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820.

(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	April 4, 2021	January 3, 2021
	(In thousands)
Payroll and related expense	$32,202	$37,826
Occupancy expense	10,403	10,215
Sales tax	9,938	11,609
Other	25,808	23,227
Accrued expenses	$78,351	$82,877

Payroll and related expense as of April 4, 2021 and January 3, 2021 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020.

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

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$649	$722
Interest on lease liabilities	59	89
Finance lease expense	708	811
Operating lease expense	20,336	20,287
Variable lease expense	4,492	4,124
Sublease income	(78)	(293)
Total lease expense	$25,458	$24,929

In accordance with ASC 842, other information related to leases was as follows:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
	(In thousands)
Operating cash flows from operating leases	$22,145	$20,742
Operating cash flows from finance leases	60	112
Financing cash flows from finance leases	931	951
Cash paid for amounts included in the measurement of lease liabilities	$23,136	$21,805

Right-of-use assets obtained in exchange for new finance lease liabilities	$3,334	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,446	$23,282
Weighted-average remaining lease term—finance leases	3.5 years	3.0 years
Weighted-average remaining lease term—operating leases	4.9 years	5.2 years
Weighted-average discount rate—finance leases	3.7%	4.7%
Weighted-average discount rate—operating leases	5.9%	6.1%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of April 4, 2021 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2021 (remaining nine months)	$1,898	$64,078
2022	2,451	75,954
2023	1,599	59,910
2024	711	51,230
2025	341	34,803
Thereafter	388	41,831
Undiscounted cash flows	$7,388	$327,806
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.5 years	4.9 years
Weighted-average discount rate	3.7%	5.9%
Present values	$6,996	$284,087
Lease liabilities - current	2,664	73,196
Lease liabilities - long-term	4,332	210,891
Lease liabilities - total	$6,996	$284,087
Difference between undiscounted and discounted cash flows	$392	$43,719

(6)	Long-Term Debt

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

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of the Company’s assets. The Loan Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. The Company may generally declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although the Company is permitted to make up to $5.0 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against the Company, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the first quarter of fiscal 2021, the Company paid and capitalized $0.7 million in new creditor and third-party fees associated with the Loan Agreement, which will be amortized over the term of the Loan Agreement, and extinguished $0.2 million of deferred financing fees associated with the Prior Credit Agreement.

As of April 4, 2021 and January 3, 2021, the Company had no long-term revolving credit borrowings outstanding. As of April 4, 2021 and January 3, 2021, the Company had letter of credit commitments of $1.1 million and $2.6 million outstanding, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million and $162.4 million as of April 4, 2021 and January 3, 2021, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of April 4, 2021 and January 3, 2021, the Company had a valuation allowance for deferred income tax assets of $0.5 million and $0.7 million, respectively, related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2017 and after, and state and local income tax returns are open for fiscal years 2016 and after.

The provision for income taxes for the 13 weeks ended April 4, 2021 reflects a $0.2 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California. The provision for income taxes for the 13 weeks ended March 29, 2020 reflects the write-off of deferred tax assets of $0.4 million related to share-based compensation.

On March 27, 2020, the Federal government enacted the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide relief from the impact of COVID-19. Among other relief, the CARES Act allows companies with a net operating loss (“NOL”) in either 2018, 2019 or 2020 to carry back those losses five years. As a result, the Company amended its 2018 income tax return to carry back its 2018 NOL to a period with a higher statutory tax rate in effect at that time, which is reflected in the Company’s effective tax rate in the first quarter of fiscal 2020.

As of April 4, 2021 and January 3, 2021, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of April 4, 2021 and January 3, 2021, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
	(In thousands, except per share data)

Net income (loss)	$21,546	$(4,611)
Weighted-average shares of common stock outstanding:
Basic	21,417	21,149
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	954	—
Diluted	22,371	21,149
Basic earnings (loss) per share	$1.01	$(0.22)
Diluted earnings (loss) per share	$0.96	$(0.22)
Antidilutive share option awards excluded from diluted calculation	28	602
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	57	554

The computation of diluted earnings per share for the 13 weeks ended April 4, 2021 does not include certain share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for the 13 weeks ended March 29, 2020 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive.

The computation of diluted earnings per share for the 13 weeks ended April 4, 2021 does not include certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for the 13 weeks ended March 29, 2020 excludes all potential nonvested share awards and nonvested share unit awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9)	Commitments and Contingencies

Recovery of Insurance Proceeds

In the second quarter of fiscal 2020, seven of the Company’s stores were damaged and qualified for loss recovery claims as a result of civil unrest, and the Company disposed of assets of approximately $0.6 million related to lost inventory and property and equipment. In the first quarter of fiscal 2021, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.3 million, the Company received a cash insurance recovery of $1.3 million in total, of which $1.0 million related to the reimbursement of lost inventory and profit margin, $0.2 million related to the reimbursement of property and equipment, and $0.1 million related to a reimbursement for business interruption. Accordingly, the Company recognized gains of $0.5 million related to the recovery of lost profit margin and business interruption, and $0.2 million related to the recovery of property and equipment. The gain related to the recovery of lost profit margin and business interruption is included in the accompanying consolidated statement of operations as a reduction to cost of goods sold, and the gain related to the recovery of lost property and equipment is included in the accompanying consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2021.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Share-based Compensation

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of April 4, 2021, 1,880,396 shares remained available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.4 million and $0.5 million in share-based compensation expense for the 13 weeks ended April 4, 2021 and March 29, 2020, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first quarter of fiscal 2021. In the first quarter of fiscal 2020, the Company granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per share option award.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2021	742,800	$4.62
Exercised	(196,200)	4.98
Outstanding at April 4, 2021	546,600	$4.49	7.77	$6,608,776
Exercisable at April 4, 2021	167,887	$6.98	6.60	$1,652,228
Vested and Expected to Vest at April 4, 2021	538,806	$4.52	7.75	$6,501,621

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $16.48 as of April 4, 2021, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Risk-free interest rate	—	0.9%
Expected term	—	5.7 years
Expected volatility	—	63.0%
Expected dividend yield	—	—

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s current dividend rate. In order to support its liquidity initiatives throughout the organization as a result of the COVID-19 outbreak, early in the second quarter of fiscal 2020 the Company’s Board of Directors suspended its quarterly cash dividend. Due to the uncertainty of future dividend payments when share option awards were granted in the first quarter of fiscal 2020, the Company used zero as the expected dividend yield assumption for share option awards granted at that time.

As of April 4, 2021, there was $0.4 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.3 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Shares issuable related to nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2021 and 2020 was $2.8 million and $0.3 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2021 or 2020.

The Company granted 235,480 and 241,600 nonvested share awards in the first quarter of fiscal 2021 and 2020, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2021 and 2020 was $14.89 and $1.50, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	591,325	$3.79
Granted	235,480	14.89
Vested	(188,550)	5.91
Forfeited	(3,520)	4.03
Balance at April 4, 2021	634,735	$7.28

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2021, the Company withheld 70,228 common shares with a total value of $1.0 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	41,160	$1.91
Dividend reinvestments	2,574	14.73
Dividend reinvestments vested	(2,155)	14.73
Balance at April 4, 2021	41,579	$2.04

As of April 4, 2021, there was $4.2 million and $15,000 of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.7 and 0.2 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Events

On April 29, 2021, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.18 per share of outstanding common stock, which will be paid on June 15, 2021 to stockholders of record as of June 1, 2021, and declared a special cash dividend of $1.00 per share of outstanding common stock, which will be paid on June 1, 2021 to stockholders of record as of May 17, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of April 4, 2021, the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal 13 week periods ended April 4, 2021, and March 29, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 3, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 5, 2021

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein, the Risk Factors included herein and in our other filings with the Securities and Exchange Commission (“SEC”), and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2021 is comprised of 52 weeks and ends on January 2, 2022. Fiscal 2020 was comprised of 53 weeks and ended on January 3, 2021. The four quarters of fiscal 2021 are each comprised of 13 weeks. The first three quarters in fiscal 2020 were each comprised of 13 weeks, and the fourth quarter of fiscal 2020 was comprised of 14 weeks.

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

Beginning on March 20, 2020 through the remainder of the first quarter of fiscal 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Throughout fiscal 2020, the pandemic and the shelter orders that were in place in our market areas negatively impacted customer traffic into the stores that were operating, and certain stores required additional closures during the remainder of the year. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the initial COVID-19 outbreak had an unfavorable impact on our operations initially, as we began reopening stores we recognized significant shifts in consumer demand in favor of fitness and outdoor recreational products and we rapidly evolved our product assortment, which had a favorable impact on our operating results throughout the remainder of fiscal 2020. In the first quarter of fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced strong consumer demand across a broad assortment of product categories, in addition to the continued benefit from increased consumer demand for fitness and outdoor recreational product categories that performed well during the height of the COVID-19 pandemic. This benefit was partially offset by lower consumer demand for categories related to team sports which remained impacted during most of the first quarter of fiscal 2021 by the widespread suspension of league play.

During fiscal 2020, in response to COVID-19, we also initially took measures to reduce expense and preserve capital across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, implementing temporary and permanent workforce reductions throughout the organization, reducing advertising and the amount of planned capital spending, and suspending our quarterly dividend payment, among other measures. Although a certain portion of the expense reduction initiatives only benefited the second quarter of fiscal 2020, the remainder of fiscal 2020 and the first quarter of fiscal 2021 continued to reflect labor expense savings due primarily to continued reduced store operating hours, as well as advertising expense savings due to significantly reduced advertising activity. We expect to continue to benefit from reduced levels of labor and advertising expense in the foreseeable future as we continue to evaluate the impact on our sales.

The initial unfavorable impacts caused by the COVID-19 outbreak also led us to take various actions to enhance our liquidity. We initially increased borrowings and exercised the accordion feature under our previous revolving credit facility, and we drew down additional amounts that resulted in our highest borrowing level of $143.3 million as of March 31, 2020. However, with our favorable operating results throughout the remainder of fiscal 2020, we were able to fully repay our borrowings while increasing our levels of cash and cash equivalents, and our financial condition was further enhanced in the first quarter of fiscal 2021, reflecting our strong sales and operating cash flow for the period. As of April 4, 2021 and January 3, 2021, we had zero long-term revolving credit borrowings, compared to $124.3 million outstanding as of the first quarter ended March 29, 2020. As of April 4, 2021 and January 3, 2021, we had cash and cash equivalents of $100.1 million and $64.7 million, respectively, compared to cash of $44.2 million as of March 29, 2020.

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

Overview

We are a leading sporting goods retailer in the western United States, with 430 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of April 4, 2021. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
Beginning stores	430	434
Stores permanently closed	—	(3)
Ending stores	430	431

For fiscal 2021, we anticipate opening approximately five new stores and closing two stores.

Executive Summary

Net income increased to a historically high level in the first quarter of fiscal 2021 compared with a net loss in the first quarter of fiscal 2020, primarily reflecting continued strong demand for many categories of sporting goods products as a result of COVID-19 and consumers’ desire to recreate and stay active that drove increased sales, higher merchandise margins and reduced selling and administrative expense in fiscal 2021. The increase in same store sales this year represents our highest quarterly increase in same store sales as a public company, and compares to a decrease in same store sales for the first quarter of fiscal 2020 that resulted from temporary store closures related to COVID-19 last year and reduced sales from unfavorable winter weather in the first quarter of fiscal 2020.

•

Net sales for the first quarter of fiscal 2021 increased 25.3% to $272.8 million compared to $217.7 million for the first quarter of fiscal 2020. The increase in net sales was primarily attributable to strong consumer demand for most categories and reflected the easing of COVID-19 restrictions in many of our markets, partially offset by lower demand for team sports products which remained impacted by the widespread suspension of league play during most of the first quarter. Our higher net sales reflected increases in each of our major merchandise categories of apparel, hardgoods and footwear.

•

Gross profit for the first quarter of fiscal 2021 represented 35.9% of net sales, compared with 29.6% in the first quarter of the prior year. The increase in gross profit margin primarily reflects higher merchandise margins and lower store occupancy expense as a percentage of net sales, partially offset by an unfavorable impact from higher distribution expense, including costs capitalized into inventory, as a percentage of net sales compared with the prior year.

•

Selling and administrative expense for the first quarter of fiscal 2021 decreased 1.8% to $70.1 million, or 25.7% of net sales, compared to $71.4 million, or 32.8% of net sales, for the first quarter of fiscal 2020. The decrease in selling and administrative expense primarily reflects reduced print advertising expense and lower store employee labor and benefit-related expense in connection with actions taken as a response to COVID-19, partially offset by company performance-based incentive accruals.

•

Net income for the first quarter of fiscal 2021 was a historically high $21.5 million, or $0.96 per diluted share, compared to net loss of $4.6 million, or $0.22 per basic share, for the first quarter of fiscal 2020. The increased earnings were driven primarily by higher net sales, merchandise margins and reduced selling and administrative expense.

•

Operating cash flow for the first quarter of fiscal 2021 was a positive $42.0 million compared to operating cash flow in the first quarter of fiscal 2020 of a negative $5.3 million, due primarily to an increase in net income year over year as well as decreased funding for merchandise inventory as a result of lower inventory levels due to strong consumer demand.

•

Capital expenditures for the first quarter of fiscal 2021 decreased to $1.7 million from $2.3 million for the first quarter of fiscal 2020. We expect to open approximately five new stores in fiscal 2021, after not opening any new stores in the prior year.

•

Borrowings under our credit facility were zero as of April 4, 2021 and January 3, 2021, compared with $124.3 million as of March 29, 2020. Our zero borrowings as of April 4, 2021 and January 3, 2021 reflected a full pay-down of the credit facility since the end of the first fiscal quarter of fiscal 2020 when, to support our potential additional liquidity needs during the COVID-19 pandemic, we drew down additional amounts under the credit facility. We had cash and cash equivalents of $100.1 million and $64.7 million as of April 4, 2021 and January 3, 2021, respectively, compared to cash of $44.2 million as of March 29, 2020.

•	We paid cash dividends in the first quarter of fiscal 2021 of $3.4 million, or $0.15 per share, compared with $1.2 million, or $0.05 per share, in the first quarter of fiscal 2020.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended April 4, 2021 Compared to 13 Weeks Ended March 29, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 4, 2021		March 29, 2020
	(Dollars in thousands)
Net sales	$272,806	100.0%	$217,736	100.0%
Cost of sales (1)	174,913	64.1	153,181	70.4
Gross profit	97,893	35.9	64,555	29.6
Selling and administrative expense (2)	70,144	25.7	71,370	32.8
Operating income (loss)	27,749	10.2	(6,815)	(3.2)
Interest expense	342	0.1	735	0.3
Income (loss) before income taxes	27,407	10.1	(7,550)	(3.5)
Income tax expense (benefit)	5,861	2.1	(2,939)	(1.4)
Net income (loss)	$21,546	8.0%	$(4,611)	(2.1)%

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

Net Sales. Net sales increased by $55.1 million, or 25.3%, to $272.8 million in the first quarter of fiscal 2021 from $217.7 million in the first quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $65.3 million, or 31.8%, for the 13 weeks ended April 4, 2021, versus the comparable 13-week period in the prior year. The increase in same store sales reflected the following:

o

Continued strong demand for many categories of sporting goods products as a result of COVID-19 and consumers’ desire to recreate and stay active was partially offset by reduced demand for products related to team sports which remained impacted by the widespread suspension of league play for most of the period.

o	We experienced strong same store sales increases for each of our major merchandise categories of apparel, hardgoods and footwear.
o

The increase in same store sales compares to a 10.8% decrease in same store sales for the first quarter of fiscal 2020, which reflected temporary store closures related to COVID-19 last year and unfavorable winter weather.

o

Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first quarter of fiscal 2021 and 2020 were not material.

•	We experienced increased customer transactions and a higher average sale per transaction in the first quarter of fiscal 2021 compared to the prior year.
•

The increase in net sales was partially offset by an approximately $10.0 million unfavorable impact from the calendar shift related to our 53-week fiscal 2020 that caused fiscal 2021 to begin one week later than fiscal 2020, as well as a calendar shift related to the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2020 to the first quarter in fiscal 2021. Same store sales comparisons are made on a comparable-week basis and the calendar shifts did not have a material impact on same store sales comparisons.

Gross Profit. Gross profit increased by $33.3 million to $97.9 million, or 35.9% of net sales, in the 13 weeks ended April 4, 2021, compared with $64.6 million, or 29.6% of net sales, in the 13 weeks ended March 29, 2020. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $55.1 million, or 25.3%, compared with the first quarter of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 350 basis points compared with the first quarter of last year when merchandise margins decreased by an unfavorable 8 basis points. The increase primarily reflects a shift in our product sales mix along with lower promotional activity.

•

Distribution expense, including costs capitalized into inventory, increased by $3.0 million, or an unfavorable 15 basis points, in the first quarter of fiscal 2021 compared to the prior year. The increase primarily reflected higher employee labor and benefit-related expense, as well as higher trucking and fuel expense, in order to meet the increased demand for our products, combined with lower costs capitalized into inventory corresponding to the decrease in merchandise inventories compared with the first quarter of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.3 million to $70.1 million, or 25.7% of net sales, in the 13 weeks ended April 4, 2021, from $71.4 million, or 32.8% of net sales, in the first quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•	Advertising expense decreased by $3.1 million, due mainly to lower print advertising in the first quarter of fiscal 2021 that resulted in part as a response to the impact of the COVID-19 pandemic.
•

Administrative expense increased by $1.7 million, primarily attributable to an increase in company performance-based incentive accruals, partially offset by the elimination of an employment agreement-related liability.

•

Store-related expense, excluding occupancy, increased by $0.2 million due largely to higher credit card fees and increases in various operating expenses to support our higher sales, partially offset by decreased employee labor and benefit-related expense primarily as a result of a continuance of reduced store operating hours in response to the COVID-19 pandemic. These reductions were partially offset by wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $0.50 per hour effective in fiscal 2017 and fiscal 2018, and annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.5 million for the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020.

Interest Expense. Interest expense decreased by $0.4 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, primarily reflecting a zero balance in borrowings under our existing credit facility since July 2020.

Income Taxes. The provision for income taxes reflected an expense of $5.9 million for the first quarter of fiscal 2021 compared with an income tax benefit of $2.9 million for the first quarter of fiscal 2020, primarily reflecting pre-tax income in the first quarter of fiscal 2021 compared to a pre-tax loss in the first quarter of fiscal 2020. Our effective tax rate was 21.4% for the first quarter of fiscal 2021 and 38.9% for the first quarter of fiscal 2020. Our effective tax rate for the first quarter of fiscal 2021 reflects a $0.2 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California.  Our effective tax rate for the first quarter of fiscal 2020 reflects the write-off of deferred tax assets related to share-based compensation of $0.4 million. As a result of the U.S. Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, to provide relief from the impact of COVID-19, we amended our 2018 income tax return and our effective tax rate for the first quarter of fiscal 2020 reflects the carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flows from operations and borrowings from the revolving credit facility.

As of April 4, 2021, we had $100.1 million of cash and cash equivalents compared to $44.2 million of cash as of March 29, 2020. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 4, 2021	March 29, 2020
	(In thousands)
Total cash provided by (used in):
Operating activities	$41,974	$(5,302)
Investing activities	(1,493)	(2,342)
Financing activities	(5,038)	43,624
Net increase in cash and cash equivalents	$35,443	$35,980

Operating Activities. Operating cash flows for the first quarter of fiscal 2021 and 2020 were a positive $42.0 million and a negative $5.3 million, respectively. The increased cash flow provided by operating activities for the first quarter of fiscal 2021 compared to the prior year primarily reflects an increase in net income in the first quarter of fiscal 2021 as well as decreased funding for merchandise inventory as a result of lower inventory levels due to strong consumer demand. Additionally, the higher cash flow provided by operating activities reflected increased accrued expenses related to income taxes for the first quarter of fiscal 2021 compared with the same period of fiscal 2020.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2021 and 2020 was $1.5 million and $2.3 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented the cash used in investing activities for each period, and in fiscal 2021, capital expenditures of $1.7 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first quarter of fiscal 2021 and 2020 were a negative $5.0 million and a positive $43.6 million, respectively. For the first quarter of fiscal 2021, net cash was used primarily to fund dividend payments, pay debt issuance costs and make principal payments on finance lease liabilities, partially offset by proceeds received from the exercise of employee share option awards. For the first quarter of fiscal 2020, net cash was provided by increased borrowings under the credit facility to support our liquidity in response to COVID-19, partially offset by cash used to fund payments of outstanding checks, dividend payments and make principal payments on finance lease liabilities. The decreased cash flow from financing activities for the first quarter of fiscal 2021 compared to last year primarily reflects a full pay-down of borrowings under the credit facility to zero, as a result of improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic.

As of April 4, 2021, we had zero revolving credit borrowings and letter of credit commitments of $1.1 million outstanding. These balances compare to zero revolving credit borrowings and letter of credit commitments of $2.6 million outstanding as of January 3, 2021 and revolving credit borrowings of $124.3 million and letter of credit commitments of $0.7 million outstanding as of March 29, 2020.

In the first quarter of fiscal 2020 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In the second quarter of fiscal 2020, our Board of Directors suspended our quarterly cash dividend as a result of COVID-19. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, our Board of Directors declared increases in our cash dividends to $0.10 per share of outstanding common stock and $0.15 per share of outstanding common stock, respectively. In the second quarter of fiscal 2021, in light of the continued strength of our balance sheet, operations and cash flow generation, our Board of Directors further increased the regular quarterly cash dividend to $0.18 per share of outstanding common stock, which will be paid on June 15, 2021 to stockholders of record as of June 1, 2021, and also declared a special cash dividend of $1.00 per share of outstanding common stock, which will be paid on June 1, 2021 to stockholders of record as of May 17, 2021.

We did not repurchase any shares of common stock in the first quarter of fiscal 2021 or fiscal 2020 pursuant to our current share repurchase program. Since the inception of our initial share repurchase program in May 2006 through April 4, 2021, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of our assets. The Loan Agreement contains covenants that require us to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. We may generally declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although we are permitted to make up to $5.0 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

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

In the first quarter of fiscal 2021, we paid and capitalized $0.7 million in new creditor and third-party fees associated with the Loan Agreement, which will be amortized over the term of the Loan Agreement, and extinguished $0.2 million of deferred financing fees associated with the Prior Credit Agreement.

In order to support our liquidity in response to the rapidly growing COVID-19 outbreak, on March 27, 2020, we increased borrowings under our $140.0 million prior credit facility to $124.3 million. On March 30, 2020, we exercised the accordion feature under that facility and drew down additional amounts under the prior credit facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As a result of improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic, we paid our long-term revolving credit borrowings down to zero and we had letter of credit commitments of $1.1 million and $2.6 million outstanding as of April 4, 2021 and January 3, 2021, respectively, compared with borrowings of $124.3 million and letter of credit commitments of $0.7 million as of March 29, 2020. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million and $162.4 million as of April 4, 2021 and January 3, 2021, respectively, compared with $15.0 million as of March 29, 2020.

Future Capital Requirements. We had cash and cash equivalents on hand of $100.1 million as of April 4, 2021. As a response to the COVID-19 pandemic, we initially suspended capital spending in the first half of fiscal 2020 but have since resumed our planned capital spending through the remainder of fiscal 2020 and for fiscal 2021. We expect capital expenditures for fiscal 2021, excluding non-cash acquisitions, to range from approximately $12.0 million to $16.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2021, we anticipate opening approximately five new stores and closing two stores.

We have historically paid quarterly cash dividends, subject to declaration by our Board of Directors. In order to support our liquidity initiatives as a result of COVID-19, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020 our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock. In the fourth quarter of fiscal 2020, our Board of Directors increased our cash dividend to $0.10 per share of outstanding common stock, and in the first quarter of fiscal 2021, our Board of Directors further increased our cash dividend to $0.15 per share of outstanding common stock. In the second quarter of fiscal 2021, in light of the continued strength of our balance sheet, operations and cash flow generation, our Board of Directors further increased the regular quarterly cash dividend to $0.18 per share of outstanding common stock, which will be paid on June 15, 2021 to stockholders of record as of June 1, 2021, and also declared a special cash dividend of $1.00 per share of outstanding common stock, which will be paid on June 1, 2021 to stockholders of record as of May 17, 2021.

As of April 4, 2021, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We did not repurchase any shares of our common stock in the first quarter of fiscal 2021 or fiscal 2020. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash and cash equivalents on hand, operating cash flows and borrowings from our credit facility, for at least the next 12 months.

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

In the first quarter of fiscal 2021, we had zero borrowings under our revolving credit facility. Our zero borrowings as of the first quarter of fiscal 2021 and the prior year end reflect improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, we consider our estimates on valuation of inventory and long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended April 4, 2021.

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

During the latter part of fiscal 2020 and continuing in the first quarter of fiscal 2021, we are experiencing rising product purchase costs, including higher freight costs. As a result of strong consumer demand related to COVID-19 and reduced product availability, in fiscal 2020 and 2021 we have been able to adjust our selling prices for purchase cost increases. However, if we are unable to adjust our selling prices for purchase cost increases in the future, then our merchandise margins will decline, which will adversely impact our operating results.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to change significantly. These risks and uncertainties include, among other things, the economic impacts of COVID-19 on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19), impacts of civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 4, 2021, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A.  Risk Factors

We are providing the following additional risk factor to supplement the risk factors contained in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

A reduction or loss of product from a key supplier could cause our net sales and profitability to suffer.

We purchase merchandise from over 680 vendors, and our 20 largest vendors collectively accounted for 36.4% of our total purchases during fiscal 2020.  One vendor, Nike, represented greater than 5% of total purchases, at 8.5%, in fiscal 2020 and accounted for 7.2% of our total sales in fiscal 2020.  In the first quarter of fiscal 2021, we were informed of an expansion of Nike’s direct-to-consumer initiatives that will impact certain multi-branded retailers, including us, and which will lead to a significant reduction in our future supply chain relative to this vendor. This transition is not expected to impact our ability to continue to purchase certain Nike branded products from authorized licensees. Based on our current and expected supply chain relative to this vendor, we do not expect this transition to have a material impact on our sales for fiscal 2021. We are actively expanding our relationships with other new and existing vendors in order to replace the affected Nike product within our product mix. If we are unable to develop a suitable alternative to satisfy product demand, sales could decline which could negatively impact future operating results.

Additionally, if there are other disruptions in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. The increased development of direct-to-consumer initiatives by athletic and sporting goods brands could result in additional restrictions on the products available for us to purchase and sell.  Our net sales and profitability could decline if we are unable to promptly replace a product vendor that is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our key suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended April 4, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 4 – January 31	—	$—	—	$15,271,000
February 1 – February 28	—	$—	—	$15,271,000
March 1 – April 4	70,228	$—	—	$15,271,000
Total	70,228		—	$15,271,000

_________________________

(1)

The Company withheld 70,228 shares of Company common stock at an average price of $14.90 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.

(2)	This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (1)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (1)

32.1	Section 1350 Certification of Chief Executive Officer. (1)

32.2	Section 1350 Certification of Chief Financial Officer. (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (1)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. (1)

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document. (1)

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. (1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 5, 2021	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 5, 2021	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)