Form 10-Q
period 2021-07-04
BIG 5 SPORTING GOODS Corp
filed 2021-08-04
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021

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

There were 22,420,270 shares of common stock, with a par value of $0.01 per share outstanding as of July 27, 2021.

BIG 5 SPORTING GOODS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$118,940	$64,654
Accounts receivable, net of allowances of $92 and $58, respectively	15,648	19,879
Merchandise inventories, net	258,905	251,180
Prepaid expenses	11,997	11,684
Total current assets	405,490	347,397
Operating lease right-of-use assets, net	278,781	278,607
Property and equipment, net	58,120	57,245
Deferred income taxes	13,396	13,831
Other assets, net of accumulated amortization of $695 and $2,407, respectively	3,627	2,914
Total assets	$759,414	$699,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,470	$80,882
Accrued expenses	86,486	82,877
Current portion of operating lease liabilities	74,382	73,737
Current portion of finance lease liabilities	2,847	2,089
Total current liabilities	269,185	239,585
Operating lease liabilities, less current portion	215,956	217,788
Finance lease liabilities, less current portion	4,836	2,504
Other long-term liabilities	6,486	7,479
Total liabilities	496,463	467,356
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,070,483 and 25,580,541 shares, respectively; outstanding 22,420,270 and 21,930,328 shares, respectively	260	255
Additional paid-in capital	123,490	121,837
Retained earnings	181,728	153,073
Less: Treasury stock, at cost; 3,650,213 shares	(42,527)	(42,527)
Total stockholders' equity	262,951	232,638
Total liabilities and stockholders' equity	$759,414	$699,994

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$326,020	$227,935	$598,826	$445,671
Cost of sales	199,097	155,742	374,010	308,923
Gross profit	126,923	72,193	224,816	136,748
Selling and administrative expense	78,379	58,333	148,523	129,703
Other income	—	(2,500)	—	(2,500)
Operating income	48,544	16,360	76,293	9,545
Interest expense	184	749	526	1,484
Income before taxes	48,360	15,611	75,767	8,061
Income tax expense	11,557	4,475	17,418	1,536
Net income	$36,803	$11,136	$58,349	$6,525
Earnings per share:
Basic	$1.69	$0.52	$2.70	$0.31
Diluted	$1.63	$0.52	$2.59	$0.31
Weighted-average shares of common stock outstanding:
Basic	21,746	21,252	21,582	21,200
Diluted	22,593	21,358	22,507	21,356

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended July 4, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of April 4, 2021	22,288,260	$259	$122,188	$171,280	$(42,527)	$251,200
Net income	—	—	—	36,803	—	36,803
Dividends on common stock ($1.18 per share)	—	—	—	(26,355)	—	(26,355)
Issuance of nonvested share awards	13,070	—	—	—	—	—
Exercise of share option awards	121,475	1	823	—	—	824
Share-based compensation	—	—	479	—	—	479
Forfeiture of nonvested share awards	(2,535)	—	—	—	—	—
Balance as of July 4, 2021	22,420,270	$260	$123,490	$181,728	$(42,527)	$262,951

	13 Weeks Ended June 28, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of March 29, 2020	21,837,348	$254	$120,430	$96,901	$(42,527)	$175,058
Net income	—	—	—	11,136	—	11,136
Forfeitures of dividends payable on common stock	—	—	—	4	—	4
Issuance of nonvested share awards	80,000	1	(1)	—	—	—
Share-based compensation	—	—	406	—	—	406
Forfeiture of nonvested share awards	(16,140)	—	—	—	—	—
Balance as of June 28, 2020	21,901,208	$255	$120,835	$108,041	$(42,527)	$186,604

	26 Weeks Ended July 4, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	58,349	—	58,349
Dividends on common stock ($1.33 per share)	—	—	—	(29,694)	—	(29,694)
Issuance of nonvested share awards	248,550	2	(2)	—	—	—
Exercise of share option awards	317,675	3	1,797	—	—	1,800
Share-based compensation	—	—	904	—	—	904
Forfeiture of nonvested share awards	(6,055)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Balance as of July 4, 2021	22,420,270	$260	$123,490	$181,728	$(42,527)	$262,951

	26 Weeks Ended June 28, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net income	—	—	—	6,525	—	6,525
Dividends on common stock ($0.05 per share)	—	—	—	(1,077)	—	(1,077)
Issuance of nonvested share awards	321,600	3	(3)	—	—	—
Share-based compensation	—	—	881	—	—	881
Forfeiture of nonvested share awards	(19,895)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of June 28, 2020	21,901,208	$255	$120,835	$108,041	$(42,527)	$186,604

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities:
Net income	$58,349	$6,525
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,648	9,137
Share-based compensation	904	881
Amortization of other assets	366	172
Noncash lease expense	32,343	31,449
Proceeds from insurance recovery - lost profit margin and expenses	1,083	—
Gain on recovery of insurance proceeds - lost profit margin and expenses	(460)	—
Gain on recovery of insurance proceeds - property and equipment	(249)	—
Gain on eminent domain condemnation	—	(2,500)
Proceeds from eminent domain condemnation - lost profit margin	—	2,263
Deferred income taxes	435	837
Changes in operating assets and liabilities:
Accounts receivable, net	3,608	(1,254)
Merchandise inventories, net	(7,725)	38,391
Prepaid expenses and other assets	(675)	2,158
Accounts payable	24,478	2,612
Operating lease liabilities	(33,704)	(32,408)
Accrued expenses and other long-term liabilities	1,337	(33)
Net cash provided by operating activities	88,738	58,230

Cash flows from investing activities:
Purchases of property and equipment	(4,105)	(3,444)
Proceeds from insurance recovery - property and equipment	249	—
Proceeds from eminent domain condemnation - property and equipment	—	237
Net cash used in investing activities	(3,856)	(3,207)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	137,296
Payments under revolving credit facility	—	(168,855)
Changes in book overdraft	56	(12,136)
Debt issuance costs paid	(717)	(105)
Principal payments under finance lease liabilities	(1,559)	(1,409)
Proceeds from exercise of share option awards	1,800	—
Tax withholding payments for share-based compensation	(1,046)	(97)
Dividends paid	(29,130)	(1,205)
Net cash used in financing activities	(30,596)	(46,511)

Net increase in cash and cash equivalents	54,286	8,512

Cash and cash equivalents at beginning of period	64,654	8,223

Cash and cash equivalents at end of period	$118,940	$16,735

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$4,649	$—
Property and equipment additions unpaid	$1,437	$496
Supplemental disclosures of cash flow information:
Interest paid	$356	$1,570
Income taxes paid	$10,889	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform as of July 4, 2021. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet.  The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, and continuing into the second quarter of fiscal 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company was subsequently able to gradually reopen its store locations based on initially qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas. In an effort to promote social distancing protocols, the Company implemented reduced store hours, limited the number of customers in its stores at any one time and generally implemented social-distancing guidelines throughout the store operating space in fiscal 2020. As of the end of fiscal 2020 and during the first half of fiscal 2021, all of the Company’s stores were open for in-store shopping with reduced operating hours and certain COVID-19-related protocols in place. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities, and new temporary closures of stores or new safety protocols may be required if additional orders are issued in response to changing health conditions.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after July 4, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(In thousands)
Hardgoods	$196,721	$150,270	$337,627	$259,044
Athletic and sport footwear	71,561	47,533	138,235	105,032
Athletic and sport apparel	57,146	29,883	120,672	79,011
Other sales	592	249	2,292	2,584
Net sales	$326,020	$227,935	$598,826	$445,671

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales
•	E-commerce sales
•	Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 26 weeks ended July 4, 2021 and June 28, 2020.

The Company recognized $1.5 million and $3.2 million in stored-value card redemption revenue for the 13 and 26 weeks ended July 4, 2021, respectively, compared to $0.8 million and $2.6 million in stored-value card redemption revenue for the 13 and 26 weeks ended June 28, 2020, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended July 4, 2021, respectively, compared to $40,000 and $0.1 million in stored-value card breakage revenue for the 13 and 26 weeks ended June 28, 2020, respectively. The Company had outstanding stored-value card liabilities of $7.0 million and $7.5 million as of July 4, 2021 and January 3, 2021, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $1.1 million and $1.2 million related to estimated sales returns as of July 4, 2021 and January 3, 2021, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $2.2 million and $2.4 million as of July 4, 2021 and January 3, 2021, respectively.

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

The Company did not recognize any impairment charges in the first half of fiscal 2021 or 2020.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for its remaining lease deferrals related to COVID-19 as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability. The Company recorded remaining lease deferrals related to COVID-19 of $0.3 million and $0.6 million as of July 4, 2021 and January 3, 2021, respectively, in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets.

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

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of July 4, 2021 and January 3, 2021, these long-lived assets were immaterial.
(4)	Accrued Expenses

The major components of accrued expenses are as follows:

	July 4, 2021	January 3, 2021
	(In thousands)
Payroll and related expense	$37,534	$37,826
Sales tax	9,723	11,609
Occupancy expense	9,549	10,215
Other	29,680	23,227
Accrued expenses	$86,486	$82,877

Payroll and related expense as of July 4, 2021 and January 3, 2021 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020.

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

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$720	$689	$1,369	$1,411
Interest on lease liabilities	62	78	121	167
Finance lease expense	782	767	1,490	1,578
Operating lease expense	20,384	20,318	40,720	40,604
Variable lease expense	4,711	1,465	9,203	5,981
Sublease income	—	(293)	(78)	(586)
Total lease expense	$25,877	$22,257	$51,335	$47,577

In accordance with ASC 842, other information related to leases was as follows:

	26 Weeks Ended
	July 4, 2021	June 28, 2020
	(In thousands)
Operating cash flows from operating leases	$43,168	$37,354
Financing cash flows from finance leases	1,559	1,409
Operating cash flows from finance leases	134	167
Cash paid for amounts included in the measurement of lease liabilities	$44,861	$38,930

Right-of-use assets obtained in exchange for new finance lease liabilities	$4,652	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,529	$39,986
Weighted-average remaining lease term—finance leases	3.5 years	2.8 years
Weighted-average remaining lease term—operating leases	4.8 years	5.2 years
Weighted-average discount rate—finance leases	3.4%	4.7%
Weighted-average discount rate—operating leases	5.6%	6.4%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of July 4, 2021 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2021 (remaining six months)	$1,952	$43,414
2022	2,640	81,263
2023	1,772	64,547
2024	900	55,741
2025	434	39,378
Thereafter	388	47,108
Undiscounted cash flows	$8,086	$331,451
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.5 years	4.8 years
Weighted-average discount rate	3.4%	5.6%
Present values	$7,683	$290,338
Lease liabilities - current	2,847	74,382
Lease liabilities - long-term	4,836	215,956
Lease liabilities - total	$7,683	$290,338
Difference between undiscounted and discounted cash flows	$403	$41,113

(6)	Long-Term Debt

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

As of July 4, 2021 and January 3, 2021, the Company had no long-term revolving credit borrowings outstanding. As of July 4, 2021 and January 3, 2021, the Company had letter of credit commitments of $1.1 million and $2.6 million outstanding, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million and $162.4 million as of July 4, 2021 and January 3, 2021, respectively.

(7)	Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of July 4, 2021 and January 3, 2021, the Company had a valuation allowance for deferred income tax assets of $0.4 million and $0.7 million, respectively, related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2017 and after, and state and local income tax returns are open for fiscal years 2016 and after.

The provision for income taxes for the 26 weeks ended July 4, 2021 reflects a $0.3 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California. The provision for income taxes for the 26 weeks ended June 28, 2020 reflects the write-off of deferred tax assets of $0.3 million related to share-based compensation.

On March 27, 2020, the Federal government enacted the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act to provide relief from the impact of COVID-19. Among other relief, the CARES Act allows companies with a net operating loss (“NOL”) in either 2018, 2019 or 2020 to carry back those losses five years. As a result, the Company amended its 2018 income tax return to carry back its 2018 NOL to a period with a higher statutory tax rate, which is reflected in its effective tax rate for the first half of fiscal 2020, and the Company received a related income tax refund of $2.1 million in the second quarter of fiscal 2020.

As of July 4, 2021 and January 3, 2021, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of July 4, 2021 and January 3, 2021, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(In thousands, except per share data)

Net income	$36,803	$11,136	$58,349	$6,525
Weighted-average shares of common stock outstanding:
Basic	21,746	21,252	21,582	21,200
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	847	106	925	156
Diluted	22,593	21,358	22,507	21,356
Basic earnings per share	$1.69	$0.52	$2.70	$0.31
Diluted earnings per share	$1.63	$0.52	$2.59	$0.31
Antidilutive share option awards excluded from diluted calculation	—	778	12	694
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	4	315	2	359

No share option awards were antidilutive (i.e., including such share option awards would result in higher earnings per share) for the 13 weeks ended July 4, 2021. The computation of diluted earnings per share for the 26 weeks ended July 4, 2021 excludes certain share option awards that were outstanding and antidilutive, since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for the 13 and 26 weeks ended June 28, 2020 excludes all potential share option awards since the exercise prices of all share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive.

The computation of diluted earnings per share for the 13 and 26 weeks ended July 4, 2021 excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for the 13 and 26 weeks ended June 28, 2020 excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(9)	Commitments and Contingencies

Eminent Domain Matter

On approximately March 13, 2018, the Orange County Transportation Authority (“OCTA”) filed an eminent domain action against the Company and its Westminster, California, store location to acquire the Company’s interest in the property for public purposes related to a transportation project. The Company surrendered possession of this location on approximately January 31, 2019. On March 31, 2020, the Company and representatives of the OCTA agreed to a preliminary settlement of the proceedings, which was formally approved by the OCTA’s Board on approximately April 27, 2020. Pursuant to the terms of the settlement, on May 21, 2020, the Company received a cash condemnation settlement from the OCTA in the amount of $2.5 million for lost profit and property. The Company recorded a pre-tax gain for the $2.5 million in the second quarter of fiscal 2020 related to the settlement, of which $0.2 million represented lost property and equipment, which was included as other income in the interim unaudited condensed consolidated statement of operations. Attorneys’ fees related to this settlement totaled $0.1 million in fiscal 2020 and were included in selling and administrative expense in the interim unaudited condensed consolidated statement of operations.

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

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of July 4, 2021, 1,837,899 shares remained available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $0.9 million in share-based compensation expense for the 13 and 26 weeks ended July 4, 2021, respectively, compared to $0.4 million and $0.9 million in share-based compensation expense for the 13 and 26 weeks ended June 28, 2020, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first half of fiscal 2021. In the first half of fiscal 2020, the Company granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per share option award.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2021	742,800	$4.62
Exercised	(317,675)	5.67
Outstanding at July 4, 2021	425,125	$3.84	7.80	$9,361,153
Exercisable at July 4, 2021	51,882	$7.19	6.09	$968,908
Vested and Expected to Vest at July 4, 2021	418,485	$3.86	7.79	$9,207,362

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $25.86 as of July 4, 2021, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Risk-free interest rate	—	—	—	0.9%
Expected term	—	—	—	5.7 years
Expected volatility	—	—	—	63.0%
Expected dividend yield	—	—	—	—

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

As of July 4, 2021, there was $0.4 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 2.0 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Shares issuable related to nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first half of fiscal 2021 and 2020 was $5.3 million and $0.4 million, respectively. The total fair value of nonvested share unit awards which vested in the first half of fiscal 2021 and 2020 was $0.1 million and $0.2 million, respectively.

The Company granted 248,550 and 321,600 nonvested share awards in the first half of fiscal 2021 and 2020, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2021 and 2020 was $15.61 and $1.69, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	591,325	$3.79
Granted	248,550	15.61
Vested	(268,550)	4.83
Forfeited	(6,055)	4.79
Balance at July 4, 2021	565,270	$8.48

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2021, the Company withheld 70,228 common shares with a total value of $1.0 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	41,160	$1.91
Granted	2,614	28.69
Dividend reinvestments	12,199	27.93
Vested	(40,000)	2.28
Dividend reinvestments vested	(13,359)	26.11
Balance at July 4, 2021	2,614	$20.81

As of July 4, 2021, there was $4.1 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.7 and 0.9 years for nonvested share awards and nonvested share unit awards, respectively.

(11)	Subsequent Events

On July 29, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on September 15, 2021 to stockholders of record as of September 1, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of July 4, 2021, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13 and 26 week periods ended July 4, 2021 and June 28, 2020, and of cash flows for the fiscal 26 week periods ended July 4, 2021 and June 28, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 4, 2021

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

Beginning on March 20, 2020 and continuing into the second quarter of fiscal 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Throughout fiscal 2020, the pandemic and the shelter orders that were in place in our market areas negatively impacted customer traffic into the stores that were operating, and certain stores required additional closures during the remainder of the year. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the initial COVID-19 outbreak had an unfavorable impact on our operations initially, as we began reopening stores we recognized significant shifts in consumer demand in favor of fitness and outdoor recreational products and we rapidly evolved our product assortment, which had a favorable impact on our operating results throughout the remainder of fiscal 2020. In the first half of fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced strong consumer demand across a broad assortment of product categories, in addition to the continued benefit from increased consumer demand for fitness and outdoor recreational product categories that performed well during the height of the COVID-19 pandemic.

During fiscal 2020, in response to COVID-19, we also initially took measures to reduce expense and preserve capital across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, implementing temporary and permanent workforce reductions throughout the organization, reducing advertising and the amount of planned capital spending, and suspending our quarterly dividend payment, among other measures. Although a certain portion of the expense reduction initiatives only benefited the second quarter of fiscal 2020, the remainder of fiscal 2020 and the first half of fiscal 2021 continued to reflect labor expense savings due primarily to continued reduced store operating hours throughout most of the period, as well as advertising expense savings due to significantly reduced advertising activity. We expect to continue to benefit from reduced levels of labor and advertising expense in the foreseeable future as we continue to evaluate the impact on our sales. We will continue to evaluate the impact of COVID-19 on our future operations.

The initial unfavorable impacts caused by the COVID-19 outbreak also led us to take various actions to enhance our liquidity. We initially increased borrowings and exercised the accordion feature under our previous revolving credit facility, and we drew down additional amounts that resulted in our highest borrowing level of $143.3 million as of March 31, 2020. However, with our favorable operating results throughout the remainder of fiscal 2020, we were able to fully repay our borrowings while increasing our levels of cash and cash equivalents, and our financial condition was further enhanced during the first half of fiscal 2021, reflecting our strong sales and operating cash flow for the period. As of July 4, 2021 and January 3, 2021, we had zero long-term revolving credit borrowings, compared to $35.0 million outstanding as of the second quarter ended June 28, 2020. As of July 4, 2021 and January 3, 2021, we had cash and cash equivalents of $118.9 million and $64.7 million, respectively, compared to cash of $16.7 million as of June 28, 2020.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19, and surging consumer demand initially associated with the pandemic, has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from China. To the extent one or more vendors is negatively impacted by COVID-19, including due to the closure of those vendors’ distribution centers or manufacturing facilities, or we are unable to obtain the necessary shipping capacity, the Company may be unable to maintain delivery schedules or adequate inventory in its stores.

Overview

We are a leading sporting goods retailer in the western United States, with 430 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of July 4, 2021. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Beginning stores	430	431	430	434
Stores permanently closed	—	—	—	(3)
Ending stores	430	431	430	431

For fiscal 2021, we anticipate opening approximately five new stores and closing two stores.

Executive Summary

Net income increased to a historically-high level in the second quarter of fiscal 2021 compared with net income in the second quarter of fiscal 2020 as a result of increased sales and higher merchandise margins, primarily reflecting continued strong demand for many categories of sporting goods products as a result of COVID-19 and consumers’ desire to recreate and stay active. The increase in same store sales in the second quarter of fiscal 2021 compares to a decrease in same store sales for the second quarter of fiscal 2020 that resulted from temporary store closures related to COVID-19 last year.

•

Net sales for the second quarter of fiscal 2021 increased 43.0% to $326.0 million compared to $227.9 million for the second quarter of fiscal 2020. The increase in net sales was primarily attributable to strong consumer demand for most product categories this year and COVID-19-related temporary store closures last year. Our higher net sales reflected substantial increases in each of our major merchandise categories of apparel, footwear and hardgoods.

•

Gross profit for the second quarter of fiscal 2021 represented 38.9% of net sales, compared with 31.7% in the second quarter of the prior year. The increase in gross profit margin primarily reflects higher merchandise margins, lower store occupancy expense as a percentage of net sales and lower distribution expense, including costs capitalized into inventory, as a percentage of net sales, compared with the prior year.

•

Selling and administrative expense for the second quarter of fiscal 2021 increased 34.5% to $78.4 million, or 24.0% of net sales, compared to $58.3 million, or 25.6% of net sales, for the second quarter of fiscal 2020. The increase in selling and administrative expense primarily reflects increased employee labor and benefit-related expense compared with the same quarter last year in which significant actions were taken as a response to COVID-19, including temporary store closures and reduced store operating hours, which had an impact on staffing levels in the prior year.

•

Net income for the second quarter of fiscal 2021 was a historically-high $36.8 million, or $1.63 per diluted share, compared to net income of $11.1 million, or $0.52 per diluted share, for the second quarter of fiscal 2020. The increased earnings were driven primarily by higher net sales and merchandise margins, partially offset by increased selling and administrative expense.

•

Operating cash flow for the first half of fiscal 2021 was a positive $88.7 million compared to operating cash flow in the first half of fiscal 2020 of a positive $58.2 million, due primarily to an increase in net income year over year partially offset by increased funding of merchandise inventory as a result of increased inventory levels in the first half of fiscal 2021 compared with decreased inventory levels in the same period of the prior year.

•

Capital expenditures for the first half of fiscal 2021 increased to $4.1 million from $3.4 million for the first half of fiscal 2020. We expect to open approximately five new stores in fiscal 2021, after not opening any new stores in the prior year.

•

Borrowings under our credit facility were zero as of July 4, 2021 and January 3, 2021, compared with $35.0 million as of June 28, 2020. Our zero borrowings as of July 4, 2021 and January 3, 2021 reflected a full pay-down of the credit facility since the end of the second fiscal quarter of fiscal 2020. We had cash and cash equivalents of $118.9 million and $64.7 million as of July 4, 2021 and January 3, 2021, respectively, compared to cash of $16.7 million as of June 28, 2020.

•

We paid cash dividends in the first half of fiscal 2021 of $29.1 million, or $1.33 per share, compared with $1.2 million, or $0.05 per share, in the first half of fiscal 2020. The increase in year-over-year dividends paid reflected a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021 as well as an increase in the regular dividend payment from $0.15 per share that was paid in the first quarter of fiscal 2021 to $0.18 per share that was paid in the second quarter of fiscal 2021, compared with the first half of fiscal 2020 in which dividends were suspended in the second quarter of fiscal 2020 as a response to the COVID-19 pandemic.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended July 4, 2021 Compared to 13 Weeks Ended June 28, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 4, 2021		June 28, 2020
	(Dollars in thousands)
Net sales	$326,020	100.0%	$227,935	100.0%
Cost of sales (1)	199,097	61.1	155,742	68.3
Gross profit	126,923	38.9	72,193	31.7
Selling and administrative expense (2)	78,379	24.0	58,333	25.6
Other income	—	—	(2,500)	(1.1)
Operating income	48,544	14.9	16,360	7.2
Interest expense	184	0.1	749	0.3
Income before income taxes	48,360	14.8	15,611	6.9
Income tax expense	11,557	3.5	4,475	2.0
Net income	$36,803	11.3%	$11,136	4.9%

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

Net Sales. Net sales increased by $98.1 million, or 43.0%, to $326.0 million in the second quarter of fiscal 2021 from $227.9 million in the second quarter last year. The change in net sales reflected the following:

•

Same store sales increased by $77.2 million, or 31.2%, for the 13 weeks ended July 4, 2021, versus the comparable 13-week period in the prior year. The increase in same store sales reflected the following:

o	Continued strong demand for many categories of sporting goods products as a result of COVID-19 and consumers’ desire to recreate and stay active.
o	We experienced strong same store sales increases for each of our major merchandise categories of apparel, footwear and hardgoods.
o	The increase in same store sales compares to a 4.2% decrease in same store sales for the second quarter of fiscal 2020, which reflected temporary store closures related to COVID-19 last year.
o

Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the second quarter of fiscal 2021 and 2020 were not material.

•

The increase in net sales included an approximately $20.0 million favorable impact from the calendar shift related to our 53-week fiscal 2020 that caused the fiscal 2021 second quarter to begin one week later than the fiscal 2020 second quarter, during which we were adversely impacted by significant temporary store closures related to COVID-19. This calendar shift also resulted in a benefit from pre-Fourth of July holiday sales moving from the third quarter in fiscal 2020 to the second quarter in fiscal 2021, as well as the calendar shift related to the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2020 to the first quarter in fiscal 2021.

•	We experienced significantly increased customer transactions, which were partially offset by a lower average sale per transaction, in the second quarter of fiscal 2021 compared to the prior year.

Gross Profit. Gross profit increased by $54.7 million to $126.9 million, or 38.9% of net sales, in the 13 weeks ended July 4, 2021, compared with $72.2 million, or 31.7% of net sales, in the 13 weeks ended June 28, 2020. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $98.1 million, or 43.0%, compared with the second quarter of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 380 basis points compared with the second quarter of last year when merchandise margins increased by a favorable 173 basis points. The increase primarily reflects lower promotional activities, a shift in our product sales mix and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing reflect increased raw material, labor and freight costs initially resulting from shortages related to COVID-19, as well as strong consumer demand. Shipping capacity constraints are also contributing to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products to meet the higher demand.

•

Store occupancy expense increased by $3.3 million, but declined by a favorable 184 basis points as a percentage of net sales, compared with the second quarter of last year, which reflected the favorable impact from lease concessions in the amount of $3.0 million in the second quarter last year that we negotiated in response to the COVID-19 pandemic.

•

Distribution expense, including costs capitalized into inventory, increased by $1.0 million, but declined by a favorable 145 basis points as a percentage of net sales, in the second quarter of fiscal 2021 compared to the prior year. The increase primarily reflected higher employee labor and benefit-related expense, as well as higher trucking and fuel expense, in order to meet the increased demand for our products, partially offset by higher costs capitalized into inventory corresponding to the increase in merchandise inventories compared with the second quarter of last year.

Selling and Administrative Expense. Selling and administrative expense increased by $20.1 million to $78.4 million, or 24.0% of net sales, in the 13 weeks ended July 4, 2021, from $58.3 million, or 25.6% of net sales, in the second quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $13.3 million due largely to increased employee labor and benefit-related expense, including a special recognition bonus for certain store employees related to performance during the COVID-19 pandemic, compared with lower labor from reduced store operating hours in the prior year in response to the pandemic, as well as higher credit card fees and increases in various operating expenses to support our increased operating hours and higher sales. The increases in employee labor include a tightening labor market that reflected wage pressures as a result of higher demand for labor in many of our markets. The increases in employee labor also included wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, including annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.4 million for the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020.

•

Administrative expense increased by $4.8 million, primarily attributable to an increase in company performance-based incentive accruals, as well as increases in various operating expenses to support our higher sales.

•

Advertising expense increased by $1.9 million, due mainly to higher print advertising in comparison to the prior year, which was reduced significantly in the second quarter of fiscal 2020 in response to the impact of the COVID-19 pandemic last year.

Other Income. Other income in the second quarter of fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense decreased by $0.6 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, primarily reflecting a zero balance in borrowings under our existing credit facility since July 2020.

Income Taxes. The provision for income taxes increased to $11.6 million for the second quarter of fiscal 2021 from $4.5 million for the second quarter of fiscal 2020, primarily reflecting higher pre-tax income in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Our effective tax rate was 23.9% for the second quarter of fiscal 2021 and 28.7% for the second quarter of fiscal 2020. Our effective tax rate for the second quarter of fiscal 2021 reflects an increased tax benefit related to the deduction for share-based compensation and a $0.1 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits.

26 Weeks Ended July 4, 2021 Compared to 26 Weeks Ended June 28, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 4, 2021		June 28, 2020
	(Dollars in thousands)
Net sales	$598,826	100.0%	$445,671	100.0%
Cost of sales (1)	374,010	62.5	308,923	69.3
Gross profit	224,816	37.5	136,748	30.7
Selling and administrative expense (2)	148,523	24.8	129,703	29.1
Other income	—	—	(2,500)	(0.6)
Operating income	76,293	12.7	9,545	2.2
Interest expense	526	0.1	1,484	0.3
Income before income taxes	75,767	12.6	8,061	1.9
Income tax expense	17,418	2.9	1,536	0.3
Net income	$58,349	9.7%	$6,525	1.6%

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

Net Sales. Net sales increased by $153.1 million, or 34.4%, to $598.8 million in the first half of fiscal 2021 from $445.7 million in the first half last year. The change in net sales reflected the following:

•

Same store sales increased by $142.4 million, or 31.5%, for the 26 weeks ended July 4, 2021, versus the comparable 26-week period in the prior year. The increase in same store sales reflected the following:

o

Continued strong demand for many categories of sporting goods products as a result of COVID-19 and consumers’ desire to recreate and stay active was partially offset by reduced demand for products related to team sports which remained impacted by the widespread suspension of league play during the first quarter of fiscal 2021.

o	We experienced strong same store sales increases for each of our major merchandise categories of apparel, hardgoods and footwear.
o

The increase in same store sales compares to a 7.5% decrease in same store sales for the first half of fiscal 2020, which reflected temporary store closures related to COVID-19 last year and unfavorable winter weather in the first quarter of fiscal 2020.

o

Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first half of fiscal 2021 and 2020 were not material.

•	We experienced increased customer transactions and a higher average sale per transaction in the first half of fiscal 2021 compared to the prior year.
•

The increase in net sales included an approximately $10.0 million favorable impact from the calendar shift related to our 53-week fiscal 2020 that caused fiscal 2021 to begin one week later than fiscal 2020 and resulted in pre-Fourth of July holiday sales moving from the third quarter in fiscal 2020 to the second quarter in fiscal 2021.

Gross Profit. Gross profit increased by $88.1 million to $224.8 million, or 37.5% of net sales, in the 26 weeks ended July 4, 2021, compared with $136.7 million, or 30.7% of net sales, in the 26 weeks ended June 28, 2020. The change in gross profit was primarily attributable to the following:

•	Net sales increased by $153.1 million, or 34.4%, compared with the first half of last year.
•

Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 369 basis points compared with the first half of last year when merchandise margins increased by a favorable 84 basis points. The increase primarily reflects lower promotional activities, a shift in our product sales mix and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing reflect increased raw material, labor and freight costs initially resulting from shortages related to COVID-19, as well as strong consumer demand. Shipping capacity constraints are also contributing to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products to meet the higher demand.

•

Distribution expense, including costs capitalized into inventory, increased by $4.0 million, but declined by a favorable 68 basis points as a percentage of net sales, in the first half of fiscal 2021 compared to the prior year. The increase primarily reflected higher employee labor and benefit-related expense, as well as higher trucking and fuel expense, in order to meet the increased demand for our products, partially offset by higher costs capitalized into inventory corresponding to the increase in merchandise inventories compared with the first half of last year.

•

Store occupancy expense increased by $3.3 million, but declined by a favorable 210 basis points as a percentage of net sales, compared with the first half of last year, which reflected the favorable impact from lease concessions in the amount of $3.0 million in the second quarter last year that we negotiated in response to the COVID-19 pandemic.

Selling and Administrative Expense. Selling and administrative expense increased by $18.8 million to $148.5 million, or 24.8% of net sales, in the 26 weeks ended July 4, 2021, from $129.7 million, or 29.1% of net sales, in the first half last year. The change in selling and administrative expense was primarily attributable to the following:

•

Store-related expense, excluding occupancy, increased by $13.6 million due largely to increased employee labor and benefit-related expense, including a special recognition bonus for certain store employees related to performance during the COVID-19 pandemic, compared with lower labor from reduced store operating hours in the prior year in response to the COVID-19 pandemic, as well as higher credit card fees and increases in various operating expenses to support our increased operating hours and higher sales. The increases in employee labor include a tightening labor market that reflected wage pressures as a result of higher demand for labor in many of our markets. The increases in employee labor also included wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, including annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.9 million for the first half of fiscal 2021 compared with the first half of fiscal 2020.

•	Administrative expense increased by $6.5 million, primarily attributable to an increase in company performance-based incentive accruals.
•	Advertising expense decreased by $1.2 million, due mainly to lower print advertising in the first half of fiscal 2021 that resulted in part as a response to the impact of the COVID-19 pandemic.

Other Income. Other income in the first half of fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense decreased by $1.0 million in the first half of fiscal 2021 compared to the first half of fiscal 2020, primarily reflecting a zero balance in borrowings under our existing credit facility since July 2020.

Income Taxes. The provision for income taxes increased to $17.4 million for the first half of fiscal 2021 from $1.5 million for the first half of fiscal 2020, primarily reflecting higher pre-tax income in the first half of fiscal 2021 compared to the first half of fiscal 2020. Our effective tax rate was 23.0% for the first half of fiscal 2021 and 19.1% for the first half of fiscal 2020. Our effective tax rate for the first half of fiscal 2021 reflects an increased tax benefit related to the deduction for share-based compensation, a $0.3 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California.  Our effective tax rate for the first half of fiscal 2020 reflects the write-off of deferred tax assets related to share-based compensation of $0.3 million. As a result of the U.S. Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, to provide relief from the impact of COVID-19, we amended our 2018 income tax return and our effective tax rate for the first half of fiscal 2020 reflects the carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flows from operations and borrowings from the revolving credit facility.

As of July 4, 2021, we had $118.9 million of cash and cash equivalents compared to $16.7 million of cash as of June 28, 2020. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	July 4, 2021	June 28, 2020
	(In thousands)
Total cash provided by (used in):
Operating activities	$88,738	$58,230
Investing activities	(3,856)	(3,207)
Financing activities	(30,596)	(46,511)
Net increase in cash and cash equivalents	$54,286	$8,512

Operating Activities. Operating cash flows for the first half of fiscal 2021 and 2020 were a positive $88.7 million and a positive $58.2 million, respectively. The increased cash flow provided by operating activities for the first half of fiscal 2021 compared to the prior year primarily reflects an increase in net income for the current year, partially offset by increased funding of merchandise inventory that resulted from an increase in inventory in the first half of fiscal 2021 compared to a decrease in inventory in the same period last year. Additionally, the higher cash flow provided by operating activities reflected a larger decrease in accounts receivable primarily related to credit card receivables for the first half of fiscal 2021 compared with the same period of fiscal 2020.

Investing Activities. Net cash used in investing activities for the first half of fiscal 2021 and 2020 was $3.9 million and $3.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. In the first half of fiscal 2021, capital expenditures of $4.1 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million, and in the first half of fiscal 2020, capital expenditures of $3.4 million were partially offset by a portion of settlement proceeds from an eminent domain condemnation of $0.2 million. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first half of fiscal 2021 and 2020 were a negative $30.6 million and a negative $46.5 million, respectively. For the first half of fiscal 2021, net cash was used primarily to fund dividend payments, make principal payments on finance lease liabilities and pay debt issuance costs, partially offset by proceeds received from the exercise of employee share option awards. For the first half of fiscal 2020, net cash was used primarily to pay down borrowings under the credit facility, make principal payments on finance lease liabilities and fund dividend payments. The change in cash flow from financing activities for the first half of fiscal 2021 compared to last year primarily reflects a full pay-down of borrowings under the credit facility to zero, as a result of improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic, partially offset by dividend payments in fiscal 2021 that included a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021.

As of July 4, 2021, we had zero revolving credit borrowings and letter of credit commitments of $1.1 million outstanding. These balances compare to zero revolving credit borrowings and letter of credit commitments of $2.6 million outstanding as of January 3, 2021 and revolving credit borrowings of $35.0 million and letter of credit commitments of $4.7 million outstanding as of June 28, 2020.

In the first quarter of fiscal 2020 we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In the second quarter of fiscal 2020, our Board of Directors suspended our quarterly cash dividend as a result of COVID-19. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, first quarter of fiscal 2021 and second quarter of fiscal 2021, our Board of Directors declared increases in our quarterly cash dividends to $0.10 per share of outstanding common stock, $0.15 per share of outstanding common stock and $0.18 per share of outstanding common stock, respectively. Additionally, in the second quarter of fiscal 2021, our Board of Directors declared a special cash dividend of $1.00 per share of outstanding common stock, which was paid on June 1, 2021. In the third quarter of fiscal 2021, our Board of Directors declared an increase in our quarterly cash dividend to $0.25 per share of outstanding common stock, which will be paid on September 15, 2021 to stockholders of record as of September 1, 2021.

We did not repurchase any shares of common stock in the first half of fiscal 2021 or fiscal 2020 pursuant to our current share repurchase program. Since the inception of our initial share repurchase program in May 2006 through July 4, 2021, we have repurchased a total of 3,528,972 shares for $41.8 million.

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

In order to support our liquidity in response to the rapidly growing COVID-19 outbreak, in March 2020 we exercised the accordion feature under our $140.0 million prior credit facility and drew down additional amounts under that facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As a result of improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic, we paid our long-term revolving credit borrowings down to zero and we had letter of credit commitments of $1.1 million and $2.6 million outstanding as of July 4, 2021 and January 3, 2021, respectively, compared with borrowings of $35.0 million and letter of credit commitments of $4.7 million as of June 28, 2020. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million and $162.4 million as of July 4, 2021 and January 3, 2021, respectively, compared with $125.3 million as of June 28, 2020.

Future Capital Requirements. We had cash and cash equivalents on hand of $118.9 million as of July 4, 2021. As a response to the COVID-19 pandemic, we initially suspended capital spending in the first half of fiscal 2020 but have since resumed our planned capital spending through the remainder of fiscal 2020 and for fiscal 2021. We expect capital expenditures for fiscal 2021, excluding non-cash acquisitions, to range from approximately $11.0 million to $15.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2021, we anticipate opening approximately five new stores and closing two stores.

We have historically paid quarterly cash dividends, subject to declaration by our Board of Directors. In order to support our liquidity initiatives as a result of COVID-19, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020 our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, first quarter of fiscal 2021 and second quarter of fiscal 2021, our Board of Directors increased our quarterly cash dividend to $0.10 per share of outstanding common stock, $0.15 per share of outstanding common stock and $0.18 per share of outstanding common stock, respectively, and in the second quarter of fiscal 2021 our Board of Directors also declared a special cash dividend of $1.00 per share of outstanding common stock. In the third quarter of fiscal 2021, our Board of Directors declared an increase in our quarterly cash dividend to $0.25 per share of outstanding common stock, which will be paid on September 15, 2021 to stockholders of record as of September 1, 2021.

As of July 4, 2021, a total of $15.3 million remained available for share repurchases under our current share repurchase program. We did not repurchase any shares of our common stock in the first half of fiscal 2021 or fiscal 2020. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first half of fiscal 2021, we had zero borrowings under our revolving credit facility. Our zero borrowings as of the second quarter of fiscal 2021 and the prior year end reflect improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, we consider our estimates on valuation of inventory and long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 4, 2021.

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

During the latter part of fiscal 2020 and continuing in the first half of fiscal 2021, we are experiencing rising product purchase costs, including higher freight costs. As a result of strong consumer demand related to COVID-19 and reduced product availability, in fiscal 2020 and 2021 we have been able to adjust our selling prices for purchase cost increases. However, if we are unable to adjust our selling prices for purchase cost increases in the future, then our merchandise margins will decline, which will adversely impact our operating results.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally.  In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to change significantly. These risks and uncertainties include, among other things, the economic impacts of COVID-19, including any potential variants, on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19 or any potential variants), impacts of civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 4, 2021, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: August 4, 2021	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 4, 2021	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)