Form 10-Q
period 2021-10-03
BIG 5 SPORTING GOODS Corp
filed 2021-11-03
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021

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

There were 22,310,772 shares of common stock, with a par value of $0.01 per share, outstanding as of October 26, 2021.

BIG 5 SPORTING GOODS CORPORATION

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of October 3, 2021 and January 3, 2021	3
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 3, 2021 and September 27, 2020	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 3, 2021 and September 27, 2020	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 3, 2021 and September 27, 2020	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	21
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3	Defaults Upon Senior Securities	36
Item 4	Mine Safety Disclosures	36
Item 5	Other Information	36
Item 6	Exhibits	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 3, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$114,006	$64,654
Accounts receivable, net of allowances of $92 and $58, respectively	10,249	19,879
Merchandise inventories, net	255,245	251,180
Prepaid expenses	11,134	11,684
Total current assets	390,634	347,397
Operating lease right-of-use assets, net	277,180	278,607
Property and equipment, net	59,441	57,245
Deferred income taxes	14,212	13,831
Other assets, net of accumulated amortization of $796 and $2,407, respectively	3,886	2,914
Total assets	$745,353	$699,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,965	$80,882
Accrued expenses	78,528	82,877
Current portion of operating lease liabilities	76,113	73,737
Current portion of finance lease liabilities	3,379	2,089
Total current liabilities	239,985	239,585
Operating lease liabilities, less current portion	212,465	217,788
Finance lease liabilities, less current portion	6,391	2,504
Other long-term liabilities	6,749	7,479
Total liabilities	465,590	467,356
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,061,483 and 25,580,541 shares, respectively; outstanding 22,310,772 and 21,930,328 shares, respectively	260	255
Additional paid-in capital	124,000	121,837
Retained earnings	200,296	153,073
Less: Treasury stock, at cost; 3,750,711 and 3,650,213 shares, respectively	(44,793)	(42,527)
Total stockholders' equity	279,763	232,638
Total liabilities and stockholders' equity	$745,353	$699,994

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$289,637	$304,959	$888,463	$750,630
Cost of sales	181,660	194,924	555,670	503,847
Gross profit	107,977	110,035	332,793	246,783
Selling and administrative expense	75,147	71,337	223,670	201,040
Other income	—	—	—	(2,500)
Operating income	32,830	38,698	109,123	48,243
Interest expense	175	199	701	1,683
Income before taxes	32,655	38,499	108,422	46,560
Income tax expense	8,524	10,106	25,942	11,642
Net income	$24,131	$28,393	$82,480	$34,918
Earnings per share:
Basic	$1.11	$1.33	$3.81	$1.64
Diluted	$1.07	$1.31	$3.66	$1.63
Weighted-average shares of common stock outstanding:
Basic	21,798	21,310	21,654	21,237
Diluted	22,534	21,725	22,525	21,464

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended October 3, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of July 4, 2021	22,420,270	$260	$123,490	$181,728	$(42,527)	$262,951
Net income	—	—	—	24,131	—	24,131
Dividends on common stock ($0.25 per share)	—	—	—	(5,563)	—	(5,563)
Exercise of share option awards	600	—	4	—	—	4
Share-based compensation	—	—	506	—	—	506
Forfeiture of nonvested share awards	(9,600)	—	—	—	—	—
Purchases of treasury stock	(100,498)	—	—	—	(2,266)	(2,266)
Balance as of October 3, 2021	22,310,772	$260	$124,000	$200,296	$(44,793)	$279,763

	13 Weeks Ended September 27, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of June 28, 2020	21,901,208	$255	$120,835	$108,041	$(42,527)	$186,604
Net income	—	—	—	28,393	—	28,393
Dividends on common stock ($0.10 per share)	—	—	—	(2,191)	—	(2,191)
Exercise of share option awards	5,175	—	27	—	—	27
Share-based compensation	—	—	400	—	—	400
Forfeiture of nonvested share awards	(1,215)	—	—	—	—	—
Balance as of September 27, 2020	21,905,168	$255	$121,262	$134,243	$(42,527)	$213,233

	39 Weeks Ended October 3, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	82,480	—	82,480
Dividends on common stock ($1.58 per share)	—	—	—	(35,257)	—	(35,257)
Issuance of nonvested share awards	248,550	2	(2)	—	—	—
Exercise of share option awards	318,275	3	1,801	—	—	1,804
Share-based compensation	—	—	1,410	—	—	1,410
Forfeiture of nonvested share awards	(15,655)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Purchases of treasury stock	(100,498)	—	—	—	(2,266)	(2,266)
Balance as of October 3, 2021	22,310,772	$260	$124,000	$200,296	$(44,793)	$279,763

	39 Weeks Ended September 27, 2020
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net income	—	—	—	34,918	—	34,918
Dividends on common stock ($0.15 per share)	—	—	—	(3,268)	—	(3,268)
Issuance of nonvested share awards	321,600	3	(3)	—	—	—
Exercise of share option awards	5,175	—	27	—	—	27
Share-based compensation	—	—	1,281	—	—	1,281
Forfeiture of nonvested share awards	(21,110)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of September 27, 2020	21,905,168	$255	$121,262	$134,243	$(42,527)	$213,233

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net income	$82,480	$34,918
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,121	13,633
Share-based compensation	1,410	1,281
Amortization of other assets	467	267
Noncash lease expense	48,996	47,095
Proceeds from insurance recovery - lost profit margin and expenses	1,083	—
Gain on recovery of insurance proceeds - lost profit margin and expenses	(460)	—
Gain on recovery of insurance proceeds - property and equipment	(249)	—
Gain on eminent domain condemnation	—	(2,500)
Proceeds from eminent domain condemnation - lost profit margin	—	2,263
Deferred income taxes	(381)	(875)
Changes in operating assets and liabilities:
Accounts receivable, net	9,307	2,668
Merchandise inventories, net	(4,065)	54,803
Prepaid expenses and other assets	(172)	634
Accounts payable	1,075	15,302
Operating lease liabilities	(50,816)	(47,248)
Accrued expenses and other long-term liabilities	(6,603)	14,147
Net cash provided by operating activities	95,193	136,388

Cash flows from investing activities:
Purchases of property and equipment	(7,266)	(5,041)
Proceeds from insurance recovery - property and equipment	249	—
Proceeds from eminent domain condemnation - property and equipment	—	237
Net cash used in investing activities	(7,017)	(4,804)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	137,296
Payments under revolving credit facility	—	(203,855)
Changes in book overdraft	110	(11,973)
Debt issuance costs paid	(717)	(106)
Principal payments under finance lease liabilities	(2,141)	(2,067)
Proceeds from exercise of share option awards	1,804	27
Cash purchases of treasury stock	(2,266)	—
Tax withholding payments for share-based compensation	(1,046)	(97)
Dividends paid	(34,568)	(3,337)
Net cash used in financing activities	(38,824)	(84,112)

Net increase in cash and cash equivalents	49,352	47,472

Cash and cash equivalents at beginning of period	64,654	8,223

Cash and cash equivalents at end of period	$114,006	$55,695

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$7,318	$—
Property and equipment additions unpaid	$1,401	$976
Supplemental disclosures of cash flow information:
Interest paid	$424	$1,714
Income taxes paid	$26,767	$4,213

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 429 stores and an e-commerce platform as of October 3, 2021. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities, and the impact from this standard was immaterial.

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

The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, and continuing into the second quarter of fiscal 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company was subsequently able to gradually reopen its store locations based on initially qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas. In an effort to promote social distancing protocols, the Company implemented reduced store hours, limited the number of customers in its stores at any one time and generally implemented social-distancing guidelines throughout the store operating space in fiscal 2020. As of the end of fiscal 2020 and during the first nine months of fiscal 2021, all of the Company’s stores were open for in-store shopping with reduced operating hours and certain COVID-19-related protocols in place. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities, and new temporary closures of stores or new safety protocols may be required if additional orders are issued in response to changing health conditions.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19, and surging consumer demand initially associated with the pandemic, has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or the Company or its vendors are unable to obtain the necessary shipping capacity to transport products to the Company’s distribution center, the Company may be unable to maintain delivery schedules or adequate inventory in its stores. During the third quarter of fiscal 2021, the Company experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited the Company’s ability to obtain desired quantities of inventory for various merchandise categories. While the Company has generally been able to sufficiently stock product in its stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching the Company’s stores from overseas vendors, particularly during the holiday season, could result in the inability to obtain adequate levels of merchandise inventories to meet consumers’ needs, which could have an adverse impact on net sales and profitability.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 3, 2021, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Hardgoods	$164,921	$201,993	$502,549	$461,040
Athletic and sport footwear	74,472	59,654	212,706	164,685
Athletic and sport apparel	48,726	41,712	169,398	120,721
Other sales	1,518	1,600	3,810	4,184
Net sales	$289,637	$304,959	$888,463	$750,630

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 39 weeks ended October 3, 2021 and September 27, 2020.

The Company recognized $1.3 million and $4.5 million in stored-value card redemption revenue for the 13 and 39 weeks ended October 3, 2021, respectively, compared to $1.3 million and $3.9 million in stored-value card redemption revenue for the 13 and 39 weeks ended September 27, 2020, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended October 3, 2021 and September 27, 2020. The Company had outstanding stored-value card liabilities of $6.9 million and $7.5 million as of October 3, 2021 and January 3, 2021, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.8 million and $1.2 million related to estimated sales returns as of October 3, 2021 and January 3, 2021, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.6 million and $2.4 million as of October 3, 2021 and January 3, 2021, respectively.

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

The Company did not recognize any impairment charges in the first nine months of fiscal 2021 or 2020.

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

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for its remaining lease deferrals related to COVID-19 as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability. The Company recorded remaining lease deferrals related to COVID-19 of $0.2 million and $0.6 million as of October 3, 2021 and January 3, 2021, respectively, in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets.

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

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimated the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classified these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of October 3, 2021 and January 3, 2021, these long-lived assets were immaterial.

(4)
Accrued Expenses

The major components of accrued expenses are as follows:

	October 3, 2021	January 3, 2021
	(In thousands)
Payroll and related expense	$36,942	$37,826
Occupancy expense	11,156	10,215
Sales tax	8,592	11,609
Other	21,838	23,227
Accrued expenses	$78,528	$82,877

Payroll and related expense as of October 3, 2021 and January 3, 2021 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020.

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

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$742	$660	$2,112	$2,070
Interest on lease liabilities	66	67	186	234
Finance lease expense	808	727	2,298	2,304
Operating lease expense	20,535	20,382	61,255	60,986
Variable lease expense	4,572	4,595	13,775	10,577
Sublease income	(13)	(293)	(90)	(879)
Total lease expense	$25,902	$25,411	$77,238	$72,988

In accordance with ASC 842, other information related to leases was as follows:

	39 Weeks Ended
	October 3, 2021	September 27, 2020
	(In thousands)
Operating cash flows from operating leases	$64,226	$57,243
Financing cash flows from finance leases	2,141	2,067
Operating cash flows from finance leases	198	234
Cash paid for amounts included in the measurement of lease liabilities	$66,565	$59,544

Right-of-use assets obtained in exchange for new finance lease liabilities	$7,661	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$47,325	$75,025
Weighted-average remaining lease term—finance leases	3.9 years	2.6 years
Weighted-average remaining lease term—operating leases	4.9 years	5.2 years
Weighted-average discount rate—finance leases	3.2%	4.7%
Weighted-average discount rate—operating leases	5.4%	6.2%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of October 3, 2021 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2021 (remaining three months)	$998	$22,913
2022	3,283	83,566
2023	2,361	66,935
2024	1,543	58,016
2025	1,060	41,385
Thereafter	1,064	55,618
Undiscounted cash flows	$10,309	$328,433
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.9 years	4.9 years
Weighted-average discount rate	3.2%	5.4%
Present values	$9,770	$288,578
Lease liabilities - current	3,379	76,113
Lease liabilities - long-term	6,391	212,465
Lease liabilities - total	$9,770	$288,578
Difference between undiscounted and discounted cash flows	$539	$39,855

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

As of October 3, 2021 and January 3, 2021, the Company had no long-term revolving credit borrowings outstanding. As of October 3, 2021 and January 3, 2021, the Company had letter of credit commitments of $1.1 million and $2.6 million outstanding, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million and $162.4 million as of October 3, 2021 and January 3, 2021, respectively.

(7)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of October 3, 2021 and January 3, 2021, the Company had a valuation allowance for deferred income tax assets of $0.4 million and $0.7 million, respectively, related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2017 and after, and state and local income tax returns are open for fiscal years 2016 and after.

The provision for income taxes for the 39 weeks ended October 3, 2021 reflects an increased tax benefit related to the deduction for share-based compensation, a $0.3 million favorable reduction of the Company’s previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California. The provision for income taxes for the 39 weeks ended September 27, 2020 reflects the write-off of deferred tax assets of $0.3 million related to share-based compensation.

On March 27, 2020, the Federal government enacted the CARES Act to provide relief from the impact of COVID-19. Among other relief, the CARES Act allows companies with a net operating loss (“NOL”) in either 2018, 2019 or 2020 to carry back those losses five years. As a result, the Company amended its 2018 income tax return to carry back its 2018 NOL to a period with a higher statutory tax rate, which is reflected in its effective tax rate for fiscal 2020, and the Company received a related income tax refund of $2.1 million in fiscal 2020.

As of October 3, 2021 and January 3, 2021, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of October 3, 2021 and January 3, 2021, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands, except per share data)
Net income	$24,131	$28,393	$82,480	$34,918
Weighted-average shares of common stock outstanding:
Basic	21,798	21,310	21,654	21,237
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	736	415	871	227
Diluted	22,534	21,725	22,525	21,464
Basic earnings per share	$1.11	$1.33	$3.81	$1.64
Diluted earnings per share	$1.07	$1.31	$3.66	$1.63
Antidilutive share option awards excluded from diluted calculation	—	268	—	700
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	—	120	7	144

No share option awards were antidilutive (i.e., including such share option awards would result in higher earnings per share) for the 13 and 39 weeks ended October 3, 2021. The computation of diluted earnings per share for the 13 and 39 weeks ended September 27, 2020 excludes certain potential share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive.

No nonvested share awards or nonvested share unit awards were antidilutive for the 13 weeks ended October 3, 2021. The computation of diluted earnings per share for the 39 weeks ended October 3, 2021 excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. The computation of diluted earnings per share for the 13 and 39 weeks ended September 27, 2020 excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

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

(10)
Share-based Compensation

In April 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and stopped making grants under its 2007 Equity and Performance Incentive Plan, as amended and restated in April 2011 and April 2016 (the “2007 Plan”). As of October 3, 2021, 1,859,257 shares remained available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.4 million in share-based compensation expense for the 13 and 39 weeks ended October 3, 2021, respectively, compared to $0.4 million and $1.3 million in share-based compensation expense for the 13 and 39 weeks ended September 27, 2020, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first nine months of fiscal 2021. In the first nine months of fiscal 2020, the Company granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per share option award.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2021	742,800	$4.62
Exercised	(318,275)	5.67
Outstanding at October 3, 2021	424,525	$3.84	7.56	$8,606,225
Exercisable at October 3, 2021	58,625	$6.72	6.05	$1,019,545
Vested and Expected to Vest at October 3, 2021	419,068	$3.85	7.55	$8,489,154

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $24.11 as of October 3, 2021, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Risk-free interest rate	—	—	—	0.9%
Expected term	—	—	—	5.7 years
Expected volatility	—	—	—	63.0%
Expected dividend yield	—	—	—	—

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

As of October 3, 2021, there was $0.3 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.8 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards and nonvested share unit awards granted by the Company vest for employees from the date of grant in four equal annual installments of 25% per year. Nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors for their service as directors, as defined by ASC 718, generally vest 100% on the earlier of (a) the date of the Company’s next annual stockholders meeting following the grant date, or (b) the first anniversary of the grant date.

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Shares issuable related to nonvested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first nine months of fiscal 2021 and 2020 was $5.3 million and $0.4 million, respectively. The total fair value of nonvested share unit awards which vested in the first nine months of fiscal 2021 and 2020 was $1.2 million and $0.2 million, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company granted 248,550 and 321,600 nonvested share awards in the first nine months of fiscal 2021 and 2020, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first nine months of fiscal 2021 and 2020 was $15.61 and $1.69, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	591,325	$3.79
Granted	248,550	15.61
Vested	(268,550)	4.83
Forfeited	(15,655)	6.16
Balance at October 3, 2021	555,670	$8.51

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first nine months of fiscal 2021, the Company withheld 70,228 common shares with a total value of $1.0 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

A summary of the status of the Company’s nonvested share unit awards is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	41,160	$1.91
Granted	2,614	28.69
Dividend reinvestments	14,841	27.46
Vested	(40,000)	2.28
Dividend reinvestments vested	(15,975)	25.98
Balance at October 3, 2021	2,640	$20.86

As of October 3, 2021, there was $3.7 million and $0.1 million of total unrecognized compensation expense related to nonvested share awards and nonvested share unit awards, respectively. That expense is expected to be recognized over a weighted-average period of 2.5 and 0.7 years for nonvested share awards and nonvested share unit awards, respectively.

(11)
Subsequent Events

On October 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on December 15, 2021 to stockholders of record as of December 1, 2021, and declared a special cash dividend of $1.00 per share of outstanding common stock, which will be paid on December 1, 2021 to stockholders of record as of November 17, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of October 3, 2021, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13 and 39 week periods ended October 3, 2021 and September 27, 2020, and of cash flows for the fiscal 39 week periods ended October 3, 2021 and September 27, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 3, 2021

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

Beginning on March 20, 2020 and continuing into the second quarter of fiscal 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Throughout fiscal 2020, the pandemic and the shelter orders that were in place in our market areas negatively impacted customer traffic into the stores that were operating, and certain stores required additional closures during the remainder of the year. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the initial COVID-19 outbreak had an unfavorable impact on our operations initially, as we began reopening stores we recognized significant shifts in consumer demand in favor of fitness and outdoor recreational products and we rapidly evolved our product assortment, which had a favorable impact on our operating results throughout the remainder of fiscal 2020. In the first nine months of fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced strong consumer demand across a broad assortment of product categories, including increased consumer demand for team sports products, which was weak last year due to the COVID-19 pandemic.

During fiscal 2020, in response to COVID-19, we also initially took measures to reduce expense and preserve capital across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, implementing temporary and permanent workforce reductions throughout the organization, reducing advertising and the amount of planned capital spending, and suspending our quarterly dividend payment, among other measures. Although a certain portion of the expense reduction initiatives only benefited the second quarter of fiscal 2020, the remainder of fiscal 2020 continued to reflect labor expense savings due primarily to continued reduced store operating hours throughout most of the period, as well as advertising expense savings due to significantly reduced advertising activity. In the first nine months of fiscal 2021, our labor expense has gradually increased as we have increased wage rates in a tightening labor market and increased our store operating hours compared to the same period in the prior year. While store operating hours were higher in fiscal 2021 compared with the same period last year, store operating hours remain below pre-pandemic levels for the comparable periods. We continue to maintain reduced advertising expense in comparison to historical levels and expect this trend to remain into the foreseeable future as we continue to evaluate the impact on our sales. We will continue to evaluate the impact of COVID-19 on our future operations.

The initial unfavorable impacts caused by the COVID-19 outbreak also led us to take various actions to enhance our liquidity. We initially increased borrowings and exercised the accordion feature under our previous revolving credit facility, and we drew down additional amounts that resulted in our highest borrowing level of $143.3 million as of March 31, 2020. However, with our favorable operating results throughout the remainder of fiscal 2020, we were able to fully repay our borrowings while increasing our levels of cash and cash equivalents. Our financial condition was further enhanced during the first nine months of fiscal 2021, reflecting our strong sales and operating cash flow for the period. As of October 3, 2021, January 3, 2021 and September 27, 2020, we had zero revolving credit borrowings and cash and cash equivalents of $114.0 million, $64.7 million and $55.7 million, respectively.

A substantial amount of our inventory is manufactured abroad. COVID-19, and surging consumer demand initially associated with the pandemic, has impacted our supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or we or our vendors are unable to obtain the necessary shipping capacity to transport products to our distribution center, we may be unable to maintain delivery schedules or adequate inventory in our stores. During the third quarter of fiscal 2021, we experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited our ability to obtain desired quantities of inventory for various merchandise categories. While we have generally been able to sufficiently stock product in our stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

Overview

We are a leading sporting goods retailer in the western United States, with 429 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of October 3, 2021. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation.

The following table summarizes our store count for the periods presented:

	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Beginning stores	430	431	430	434
Stores opened	1	—	1	—
Stores permanently closed	(2)	—	(2)	(3)
Ending stores	429	431	429	431

For fiscal 2021, we anticipate opening approximately five new stores and closing four stores.

Executive Summary

Net income decreased in the third quarter of fiscal 2021 compared with net income in the third quarter of fiscal 2020 as a result of decreased net sales and increased selling and administrative expense, partially offset by the favorable impact of higher merchandise margins year over year. Decreases in net sales and earnings in the third quarter of fiscal 2021 reflected comparison to the third quarter of fiscal 2020, which at the time represented the highest reported net sales and earnings of any fiscal quarter in our history. While net sales in the third quarter of fiscal 2021 remained healthy from a historical perspective, reflecting healthy demand for many categories of sporting goods products as a result of COVID-19 and consumers’ desire to recreate and stay active, net sales declined compared with the third quarter of fiscal 2020 primarily due to the unfavorable impact of a calendar shift related to our 53-week fiscal 2020.

•
Net sales for the third quarter of fiscal 2021 decreased 5.0% to $289.6 million compared to $305.0 million for the third quarter of fiscal 2020, primarily attributable to a calendar shift related to our 53-week fiscal 2020 that caused the fiscal 2021 third quarter to begin one week later than the fiscal 2020 third quarter, which had the unfavorable impact of pre-Fourth of July holiday sales moving from the third quarter in fiscal 2020 to the second quarter of fiscal 2021. Our same store sales comparisons for the fiscal 2021 third quarter, which are made on a comparable-week basis and therefore are not impacted by the calendar shift, declined slightly year over year. Our lower same store sales reflected a decrease in our major merchandise category of hardgoods, partially offset by increases in our major merchandise categories of footwear and apparel. Although net sales decreased in quarterly comparisons, we experienced healthy consumer demand for most product categories in the third quarter of fiscal 2021.
•
Gross profit for the third quarter of fiscal 2021 represented 37.3% of net sales, compared with 36.1% in the third quarter of the prior year. The increase in gross profit margin primarily reflects higher merchandise margins, partially offset by higher store occupancy expense as a percentage of net sales compared with the prior year.

•
Selling and administrative expense for the third quarter of fiscal 2021 increased 5.3% to $75.1 million, or 25.9% of net sales, compared to $71.3 million, or 23.4% of net sales, for the third quarter of fiscal 2020. The increase in selling and administrative expense primarily reflects increased employee labor and benefit-related expense compared with the same quarter last year in which significant actions were taken in response to COVID-19, including reduced store operating hours that had an impact on staffing levels in the prior year. Selling and administrative expense also reflected increased advertising expense compared with last year, as we reduced our advertising and promotional activity in the fiscal 2020 third quarter in response to COVID-19.
•
Net income for the third quarter of fiscal 2021 was $24.1 million, or $1.07 per diluted share, compared to net income of $28.4 million, or $1.31 per diluted share, for the third quarter of fiscal 2020. The decreased earnings were primarily driven by lower net sales and higher selling and administrative expense, partially offset by the favorable impact of higher merchandise margins year over year.
•
Operating cash flow for the first nine months of fiscal 2021 was a positive $95.2 million compared to operating cash flow in the first nine months of fiscal 2020 of a positive $136.4 million. The decreased operating cash flow was due primarily to increased funding of merchandise inventory and decreased accrued expenses primarily related to income taxes, partially offset by an increase in net income year over year.
•
Capital expenditures for the first nine months of fiscal 2021 increased to $7.3 million from $5.0 million for the first nine months of fiscal 2020. We expect to open approximately five new stores in fiscal 2021, after not opening any new stores in the prior year.
•
Cash and cash equivalents were $114.0 million and $64.7 million as of October 3, 2021 and January 3, 2021, respectively, compared to cash of $55.7 million as of September 27, 2020. Borrowings under our credit facility were zero as of October 3, 2021, January 3, 2021 and September 27, 2020. Our zero borrowings reflected a full pay-down of the credit facility since the end of the third quarter of fiscal 2020.
•
We paid cash dividends in the first nine months of fiscal 2021 of $34.6 million, or $1.58 per share, compared with $3.3 million, or $0.15 per share, in the first nine months of fiscal 2020. The increase in year-over-year dividends paid reflected a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021 as well as increases in the regular dividend payment from $0.15 per share that was paid in the first quarter of fiscal 2021 to $0.18 per share that was paid in the second quarter of fiscal 2021 and $0.25 per share that was paid in the third quarter of fiscal 2021, compared with the first nine months of fiscal 2020 in which dividends were suspended in the second quarter of fiscal 2020 in response to the COVID-19 pandemic.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended October 3, 2021 Compared to 13 Weeks Ended September 27, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	October 3, 2021		September 27, 2020
	(Dollars in thousands)
Net sales	$289,637	100.0%	$304,959	100.0%
Cost of sales (1)	181,660	62.7	194,924	63.9
Gross profit	107,977	37.3	110,035	36.1
Selling and administrative expense (2)	75,147	25.9	71,337	23.4
Operating income	32,830	11.4	38,698	12.7
Interest expense	175	0.1	199	0.1
Income before income taxes	32,655	11.3	38,499	12.6
Income tax expense	8,524	2.9	10,106	3.3
Net income	$24,131	8.4%	$28,393	9.3%

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

Net Sales. Net sales decreased by $15.4 million, or 5.0%, to $289.6 million in the third quarter of fiscal 2021 from $305.0 million in the third quarter last year. The change in net sales reflected the following:

•
The decrease in net sales included an approximate $12.4 million unfavorable impact from a calendar shift related to our 53-week fiscal 2020 that caused the fiscal 2021 third quarter to begin one week later than the fiscal 2020 third quarter, which had the unfavorable impact of pre-Fourth of July holiday sales moving from the third quarter in fiscal 2020 to the second quarter of fiscal 2021.
•
Same store sales decreased by $1.9 million, or 0.7%, for the 13 weeks ended October 3, 2021, versus the comparable 13-week period in the prior year. The decrease in same store sales reflected the following:
o
The decrease in same store sales compares to a 14.8% increase in same store sales for the third quarter of fiscal 2020 that resulted from strong consumer demand for various products as a result of the COVID-19 pandemic. The decrease also reflected an active wildfire season in some of our markets during the third quarter of fiscal 2021 that resulted in the closing of certain national parks and led to a negative impact on various outdoor activities, particularly camping and watersports.
o
Our lower same store sales reflected a decrease in our major merchandise category of hardgoods, partially offset by increases in our major merchandise categories of footwear and apparel.
o
Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the third quarter of fiscal 2021 and 2020 were not material.
•
We experienced a lower average sale per transaction in the third quarter of fiscal 2021, partially offset by increased customer transactions, compared to the prior year.

Gross Profit. Gross profit decreased by $2.0 million to $108.0 million, or 37.3% of net sales, in the 13 weeks ended October 3, 2021, compared with $110.0 million, or 36.1% of net sales, in the 13 weeks ended September 27, 2020. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $15.4 million, or 5.0%, compared with the third quarter of last year.
•
Store occupancy expense increased by $0.2 million, or 48 basis points as a percentage of net sales, compared with the third quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 152 basis points compared with the third quarter of last year when merchandise margins increased by a favorable 277 basis points. The increase primarily reflects a shift in our product sales mix and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing reflect increased raw material, labor and freight costs initially resulting from shortages related to COVID-19, as well as healthy consumer demand. Shipping capacity constraints and labor shortages at the ports are also contributing to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products in our stores to meet the higher demand.
•
Distribution expense, including costs capitalized into inventory, decreased by $0.7 million, but increased by an unfavorable 5 basis points as a percentage of net sales, in the third quarter of fiscal 2021 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory, partially offset by higher trucking and fuel expense, as well as higher employee labor and benefit-related expense compared with the third quarter of last year.

Selling and Administrative Expense. Selling and administrative expense increased by $3.8 million to $75.1 million, or 25.9% of net sales, in the 13 weeks ended October 3, 2021, from $71.3 million, or 23.4% of net sales, in the third quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $3.1 million due largely to increases in employee labor and benefit-related expense as well as various operating expenses to support our increased operating hours, compared with lower expense from reduced store operating hours in the prior year in response to the pandemic. While store operating hours were higher in the third quarter of fiscal 2021 compared with the same period last year, store operating hours remain below pre-pandemic levels. Higher labor expense for the third quarter of fiscal 2021 also reflected wage pressures as a result of higher demand for labor in many of our markets. The increases in employee labor also included wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, including annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.4 million for the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020.
•
Advertising expense increased by $0.9 million, due mainly to higher print advertising in comparison to the prior year, which was significantly reduced in the third quarter of fiscal 2020 in response to the impact of the COVID-19 pandemic last year. While print advertising was slightly higher in the third quarter of fiscal 2021 compared with the same period last year, print advertising remained substantially below pre-pandemic levels, and we expect this trend to continue in the foreseeable future.
•
Administrative expense decreased by $0.2 million, primarily attributable to a decrease in company performance-based incentive accruals, partially offset by increases in various operating expenses to support our operations.

Interest Expense. Interest expense remained relatively flat in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, primarily reflecting a zero balance in borrowings under our existing credit facility since July 2020.

Income Taxes. The provision for income taxes decreased to $8.5 million for the third quarter of fiscal 2021 from $10.1 million for the third quarter of fiscal 2020, primarily reflecting lower pre-tax income in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Our effective tax rate was 26.1% for the third quarter of fiscal 2021 and 26.3% for the third quarter of fiscal 2020.

39 Weeks Ended October 3, 2021 Compared to 39 Weeks Ended September 27, 2020

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	October 3, 2021		September 27, 2020
	(Dollars in thousands)
Net sales	$888,463	100.0%	$750,630	100.0%
Cost of sales (1)	555,670	62.5	503,847	67.1
Gross profit	332,793	37.5	246,783	32.9
Selling and administrative expense (2)	223,670	25.2	201,040	26.8
Other income	—	—	(2,500)	(0.3)
Operating income	109,123	12.3	48,243	6.4
Interest expense	701	0.1	1,683	0.2
Income before income taxes	108,422	12.2	46,560	6.2
Income tax expense	25,942	2.9	11,642	1.6
Net income	$82,480	9.3%	$34,918	4.6%

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

Net Sales. Net sales increased by $137.9 million, or 18.4%, to $888.5 million in the first nine months of fiscal 2021 from $750.6 million in the first nine months last year. The change in net sales reflected the following:

•
Same store sales increased by $139.7 million, or 18.9%, for the 39 weeks ended October 3, 2021, versus the comparable 39-week period in the prior year. The increase in same store sales reflected the following:
o
Continued healthy demand for many categories of sporting goods products was a result of COVID-19 and consumers’ desire to recreate and stay active, despite an active wildfire season in some of our markets during the third quarter of fiscal 2021 that resulted in the closing of certain national parks and led to a negative impact on various outdoor activities, particularly camping and watersports.
o
We experienced strong same store sales increases for each of our major merchandise categories of apparel, footwear and hardgoods.
o
The increase in same store sales compares to a 0.4% increase in same store sales for the first nine months of fiscal 2020, which reflected temporary store closures related to COVID-19 last year and unfavorable winter weather in the first quarter of fiscal 2020.
o
Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first nine months of fiscal 2021 and 2020 were not material.
•
We experienced increased customer transactions and a higher average sale per transaction in the first nine months of fiscal 2021 compared to the prior year.
•
The increase in net sales was partially offset by an approximate $2.3 million unfavorable impact from the calendar shift related to our 53-week fiscal 2020 that caused fiscal 2021 to begin one week later than fiscal 2020.

Gross Profit. Gross profit increased by $86.0 million to $332.8 million, or 37.5% of net sales, in the 39 weeks ended October 3, 2021, compared with $246.8 million, or 32.9% of net sales, in the 39 weeks ended September 27, 2020. The change in gross profit was primarily attributable to the following:

•
Net sales increased by $137.9 million, or 18.4%, compared with the first nine months last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 275 basis points compared with the first nine months of last year when merchandise margins increased by a favorable 167 basis points. The increase primarily reflects lower promotional activities, a shift in our product sales mix and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing reflect increased raw material, labor and freight costs initially resulting from shortages related to COVID-19, as well as strong consumer demand. Shipping capacity constraints and labor shortages at the ports are also contributing to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products in our stores to meet the higher demand.
•
Store occupancy expense increased by $3.4 million, but declined by a favorable 109 basis points as a percentage of net sales, compared with the first nine months of last year, which reflected the favorable impact from lease concessions in the amount of $3.1 million in the second quarter last year that we negotiated in response to the COVID-19 pandemic.
•
Distribution expense, including costs capitalized into inventory, increased by $3.3 million, but declined by a favorable 45 basis points as a percentage of net sales, in the first nine months of fiscal 2021 compared to the prior year. The increase primarily reflected higher employee labor and benefit-related expense, as well as higher trucking and fuel expense, in order to meet the increased demand for our products, partially offset by higher costs capitalized into inventory corresponding to the increase in merchandise inventories compared with the first nine months of last year.

Selling and Administrative Expense. Selling and administrative expense increased by $22.7 million to $223.7 million, or 25.2% of net sales, in the 39 weeks ended October 3, 2021, from $201.0 million, or 26.8% of net sales, in the first nine months last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $16.7 million due largely to increased employee labor and benefit-related expense, compared with lower labor expense from reduced store operating hours in the prior year in response to the COVID-19 pandemic, as well as higher credit card fees and increases in various operating expenses to support our increased operating hours and higher sales. While store operating hours were higher in fiscal 2021 compared with the same period last year, store operating hours remain below pre-pandemic levels. Higher labor expense for fiscal 2021 also reflected wage pressures as a result of higher demand for labor in many of our markets. The increases in employee labor also included wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, including annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $1.3 million for the first nine months of fiscal 2021 compared with the first nine months of fiscal 2020.
•
Administrative expense increased by $6.2 million, primarily attributable to an increase in company performance-based incentive accruals as well as increases in various operating expenses to support our higher net sales.
•
Advertising expense decreased by $0.3 million, due mainly to lower print advertising in the first nine months of fiscal 2021 that resulted in part as a response to the impact of the COVID-19 pandemic.

Other Income. Other income in the first nine months of fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense decreased by $1.0 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020, primarily reflecting a zero balance in borrowings under our existing credit facility since July 2020.

Income Taxes. The provision for income taxes increased to $25.9 million for the first nine months of fiscal 2021 from $11.6 million for the first nine months of fiscal 2020, primarily reflecting higher pre-tax income in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. Our effective tax rate was 23.9% for the first nine months of fiscal 2021 and 25.0% for the first nine months of fiscal 2020. Our effective tax rate for the first nine months of fiscal 2021 reflects an increased tax benefit related to the deduction for share-based compensation, a $0.3 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California. Our effective tax rate for the first nine months of fiscal 2020 reflects the write-off of deferred tax assets related to share-based compensation of $0.3 million. As a result of the U.S. Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, to provide relief from the impact of COVID-19, we amended our 2018 income tax return and our effective tax rate for the first nine months of fiscal 2020 reflects the carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flows from operations and borrowings from the revolving credit facility, when necessary.

As of October 3, 2021, we had $114.0 million of cash and cash equivalents compared to $55.7 million of cash as of September 27, 2020. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	October 3, 2021	September 27, 2020
	(In thousands)
Total cash provided by (used in):
Operating activities	$95,193	$136,388
Investing activities	(7,017)	(4,804)
Financing activities	(38,824)	(84,112)
Net increase in cash and cash equivalents	$49,352	$47,472

Operating Activities. Operating cash flows for the first nine months of fiscal 2021 and 2020 were a positive $95.2 million and a positive $136.4 million, respectively. The decreased cash flow provided by operating activities for the first nine months of fiscal 2021 compared to the prior year primarily reflects increased funding of merchandise inventory and decreased accrued expenses primarily related to income taxes, partially offset by an increase in net income for the current year.

Investing Activities. Net cash used in investing activities for the first nine months of fiscal 2021 and 2020 was $7.0 million and $4.8 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. In the first nine months of fiscal 2021, capital expenditures of $7.3 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million, and in the first nine months of fiscal 2020, capital expenditures of $5.0 million were partially offset by a portion of settlement proceeds from an eminent domain condemnation of $0.2 million. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first nine months of fiscal 2021 and 2020 were a negative $38.8 million and a negative $84.1 million, respectively. For the first nine months of fiscal 2021, net cash was used primarily to fund dividend payments, purchase treasury stock and make principal payments on finance lease liabilities, partially offset by proceeds received from the exercise of employee share option awards. For the first nine months of fiscal 2020, net cash was used primarily to pay down borrowings under the Credit Facility, fund dividend payments and make principal payments on finance lease liabilities. The change in cash flow from financing activities for the first nine months of fiscal 2021 compared to last year primarily reflects a full pay-down of borrowings under the credit facility to zero in the prior fiscal year as a result of improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic, partially offset by dividend payments in fiscal 2021 that included a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021.

As of October 3, 2021, we had zero revolving credit borrowings and letter of credit commitments of $1.1 million outstanding. These balances compare to zero revolving credit borrowings and letter of credit commitments of $2.6 million outstanding as of January 3, 2021 and zero revolving credit borrowings and letter of credit commitments of $4.7 million outstanding as of September 27, 2020.

In the first quarter of fiscal 2020, we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In the second quarter of fiscal 2020, our Board of Directors suspended our quarterly cash dividend as a result of COVID-19. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, first quarter of fiscal 2021, second quarter of fiscal 2021 and third quarter of fiscal 2021, our Board of Directors declared increases in our quarterly cash dividends to $0.10 per share of outstanding common stock, $0.15 per share of outstanding common stock, $0.18 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively. Additionally, in the second quarter of fiscal 2021, our Board of Directors declared a special cash dividend of $1.00 per share of outstanding common stock, which was paid on June 1, 2021. In the fourth quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on December 15, 2021 to stockholders of record as of December 1, 2021, and also declared a special cash dividend of $1.00 per share of outstanding common stock, which will be paid on December 1, 2021 to stockholders of record as of November 17, 2021.

We repurchased 100,498 shares of common stock in the third quarter and first nine months of fiscal 2021 pursuant to our current share repurchase program. We did not repurchase any shares of common stock in the first nine months of fiscal 2020. Since the inception of our initial share repurchase program in May 2006 through October 3, 2021, we have repurchased a total of 3,629,470 shares for $44.1 million.

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

In order to support our liquidity in response to the rapidly growing COVID-19 outbreak, in March 2020 we exercised the accordion feature under our $140.0 million prior credit facility and drew down additional amounts under that facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As a result of improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic, we paid our long-term revolving credit borrowings down to zero and we had letter of credit commitments of $1.1 million, $2.6 million and $4.7 million outstanding as of October 3, 2021, January 3, 2021 and September 27, 2020, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million, $162.4 million and $160.3 million as of October 3, 2021, January 3, 2021 and September 27, 2020, respectively.

Future Capital Requirements. We had cash and cash equivalents on hand of $114.0 million as of October 3, 2021. In response to the COVID-19 pandemic, we initially suspended capital spending in the first half of fiscal 2020 but since resumed our planned capital spending through the remainder of fiscal 2020 and for fiscal 2021. We expect capital expenditures for fiscal 2021, excluding non-cash acquisitions, to range from approximately $9.0 million to $12.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2021, we anticipate opening approximately five new stores and closing four stores.

We have historically paid quarterly cash dividends, subject to declaration by our Board of Directors. In order to support our liquidity initiatives as a result of COVID-19, in the second quarter of fiscal 2020 our Board of Directors suspended our quarterly cash dividend. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020 our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, first quarter of fiscal 2021, second quarter of fiscal 2021 and third quarter of fiscal 2021, our Board of Directors increased our quarterly cash dividend to $0.10 per share of outstanding common stock, $0.15 per share of outstanding common stock, $0.18 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively, and in the second quarter of fiscal 2021 our Board of Directors also declared a special cash dividend of $1.00 per share of outstanding common stock. In the fourth quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on December 15, 2021 to stockholders of record as of December 1, 2021, and also declared a special cash dividend of $1.00 per share of outstanding common stock, which will be paid on December 1, 2021 to stockholders of record as of November 17, 2021.

As of October 3, 2021, a total of $13.0 million remained available for share repurchases under our current share repurchase program. We repurchased 100,498 shares of our common stock in the third quarter and first nine months of fiscal 2021, but did not repurchase any shares of our common stock in the first nine months of fiscal 2020. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash and cash equivalents on hand, operating cash flows and borrowings from our credit facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under the credit facility, if any, and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware, distribution center delivery tractors and equipment. Additional information regarding our operating and finance leases is available in Notes 2 and 5 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In the first nine months of fiscal 2021, we had zero borrowings under our revolving credit facility. Our zero borrowings as of the third quarter of fiscal 2021 and the prior year end reflect improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, we consider our estimates on valuation of inventory and long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended October 3, 2021.

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

During the latter part of fiscal 2020 and continuing in the first nine months of fiscal 2021, we are experiencing rising product purchase costs, including higher freight costs. As a result of strong consumer demand related to COVID-19 and reduced product availability, in fiscal 2020 and 2021 we have been able to adjust our selling prices for purchase cost increases. However, if we are unable to adjust our selling prices for purchase cost increases in the future, then our merchandise margins will decline, which will adversely impact our operating results.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 3, 2021, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended October 3, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
July 5 – August 1	—	$—	—	$15,271,000
August 2 – August 29	100,498	$22.54	100,498	$13,005,000
August 30 – October 3	—	$—	—	$13,005,000
Total	100,498		100,498	$13,005,000

_________________________

(1)

All share repurchases shown in this table were made under the Company’s current share repurchase program. Under the current authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through October 3, 2021, the Company has repurchased a total of 3,629,470 shares for $44.1 million. As of October 3, 2021, a total of $13.0 million remained available for share repurchases under the current share repurchase program.

(2)

The Company’s dividends and stock repurchases are generally funded by distributions from its subsidiary, Big 5 Corp. The Company’s Loan Agreement generally permits the Company to declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although the Company is permitted to make up to $5.0 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 3, 2021	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 3, 2021	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)