Form 10-K
period 2022-01-02
BIG 5 SPORTING GOODS Corp
filed 2022-03-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $510,240,815 as of July 4, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 2, 2021. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 22,219,839 shares of common stock outstanding at February 22, 2022.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2022 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of COVID-19, including any potential variants, on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1. BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of January 2, 2022. Throughout this section, our fiscal years ended January 2, 2022 and January 3, 2021 are referred to as fiscal 2021 and 2020, respectively. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 67-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing programs, print advertising in major and local newspapers, and direct mailers designed to generate customer traffic, drive net sales and maintain brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

COVID-19 Update

In March 2020, the World Health Organization declared the rapidly growing novel coronavirus (“COVID-19”) outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine.

Beginning on March 20, 2020 and continuing into the second quarter of fiscal 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Throughout fiscal 2020, the pandemic and the shelter orders that were in place in our market areas negatively impacted customer traffic into our stores that were operating, and certain stores required additional closures during the remainder of the year. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the initial COVID-19 outbreak had an unfavorable impact on our operations initially, as we began reopening stores we recognized significant shifts in consumer demand in favor of fitness and outdoor recreational products and we rapidly evolved our product assortment, which had a favorable impact on our operating results throughout the remainder of fiscal 2020. In fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced strong consumer demand across a broad assortment of product categories, including increased consumer demand for team sports products, which was weak during the prior year due to the COVID-19 pandemic.

During fiscal 2020, in response to COVID-19, we initially took measures to reduce expense and preserve capital across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, implementing temporary and permanent workforce reductions throughout the organization, reducing advertising and the amount of planned capital spending, and suspending our quarterly dividend payment, among other measures. Although a certain portion of the expense reduction initiatives only benefited the second quarter of fiscal 2020, the remainder of fiscal 2020 continued to reflect labor expense savings due primarily to continued reduced store operating hours throughout most of the period, as well as advertising expense savings due to significantly reduced advertising activity. In fiscal 2021, our labor expense gradually increased as we increased wage rates in a tightening labor market and increased our store operating hours compared to the same period in the prior year. While store operating hours were higher in fiscal 2021 compared with the same period in the prior year, store operating hours remain below pre-pandemic levels for the comparable periods, and we expect this trend to continue during fiscal 2022. We continue to maintain reduced advertising expense in comparison to historical levels and expect this trend to continue during fiscal 2022 as we continue to evaluate the impact on our sales. We will continue to evaluate the impact of COVID-19 on our future operations.

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has typically been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution and advertising. Over the past five fiscal years, we have opened 18 stores including relocations, of which 56% were in California. Our store openings over the past five fiscal years reflect our cautious approach toward store expansion in the current retail environment, which includes increasing ecommerce competition and the COVID-19 pandemic in fiscal 2020 and 2021. The following table reflects our store opening, closing and relocation activity during the periods indicated:

	Stores Opened			Stores	Stores	Number of Stores
Year	California	Other Markets	Total	Relocated	Closed	at Period End
2017	2	4	6	(1)	(2)	435
2018	4	—	4	(1)	(2)	436
2019	2	1	3	(1)	(4)	434
2020	—	—	—	—	(4)	430
2021	2	3	5	(2)	(2)	431

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

New store openings typically represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. Our store format normally requires investments of approximately $0.6 million in fixtures, equipment and leasehold improvements, net of landlord allowances, and approximately $0.3 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

Our in-house store development personnel analyze new store locations with the assistance of real estate firms that specialize in retail properties. Historically, we seek expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles.

Merchandising

We target the competitive and recreational sporting goods customer with a full-line product offering at a wide variety of price points. We offer a product mix that includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We believe we deliver consistent value to consumers by offering a distinctive merchandise mix that includes a combination of well-known brand name merchandise, merchandise produced exclusively for us under a manufacturer’s brand name, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise.

Through our 67 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer.

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

	Fiscal Year
	2021	2020	2019	2018	2017
Hard goods	55.0%	60.2%	49.7%	50.4%	50.7%
Soft goods
Athletic and sport footwear	24.1	22.0	28.2	28.6	28.7
Athletic and sport apparel	20.9	17.8	22.1	21.0	20.6
Total soft goods	45.0	39.8	50.3	49.6	49.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

We sell our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Coleman	Footjoy	Impex	Nike	Skechers
Asics	Columbia	Franklin	JanSport	Rawlings	Spalding
Bearpaw	Crosman	Gildan	Lifetime	Razor	Speedo
Bushnell	Daisy	Head	McDavid	Remington	Timex
Callaway	Dickies	Heelys	Mizuno	Rollerblade	Titleist
Camp Chef	Easton	Hillerich & Bradsby	Mossberg	Russell Athletic	Under Armour
Carhartt	Everlast	iFit (Proform)	Mueller Sports Medicine	Saucony	Wilson
Casio	Fila	Igloo	New Balance	Shimano	Winchester

We believe we enjoy significant advantages in making opportunistic buys of vendor over-stock and close-out merchandise because of our strong vendor relationships, purchasing volume and rapid decision-making process. Our strong vendor relationships and purchasing volume also enable us to purchase merchandise produced exclusively for us under a manufacturer’s brand name which allows us to differentiate our product selection from competition, obtain volume pricing discounts from vendors and offer unique value to our customers. Our advertising highlights our opportunistic buys together with merchandise produced exclusively for us in order to reinforce our reputation as a retailer that offers attractive values to our customers.

In order to complement our branded product offerings, we offer a variety of private label merchandise, which has historically represented approximately 2% of our net sales. Our sale of private label merchandise enables us to provide our customers with a broader selection of quality merchandise at a wider range of price points and allows us the potential to achieve higher margins than on sales of comparable name brand products. Our private label items include shoes, apparel, camping equipment, fishing supplies and snowsport equipment.

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

We built our value-based brand through weekly print advertisements since 1955, and we provide print advertisements and other targeted promotional offers through carrier delivery and direct mail. Over the last several years we have been shifting our advertising spend away from print media towards digital advertising. In fiscal 2020, we accelerated the reduction of print advertising in response to the COVID-19 pandemic and our print advertising remained substantially reduced (from pre-pandemic levels) in fiscal 2021 as we continued to evaluate our advertising programs. The consistency and reach of our digital and print advertising programs have historically driven sales and create high customer awareness of the name “Big 5 Sporting Goods.”

We promote our products through digital marketing programs that include sending regular digital communications to our customers (e-mail marketing to our “E-Team”), search engine marketing, social media including Facebook, Twitter and Instagram, mobile programs and other website initiatives.

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

We have developed a strong cause marketing platform through our support of the American Red Cross annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor.

Vendor Relationships

We have developed strong vendor relationships over the past 67 years. We currently purchase merchandise from over 700 vendors. In fiscal 2021, only one vendor, Nike, represented greater than 5% of total purchases, at 7.6%, and accounted for 8.7% of our total sales in fiscal 2021. In early fiscal 2021, we were informed of an expansion of Nike’s direct-to-consumer initiatives that will impact certain multi-branded retailers, including us, and which will lead to a significant reduction in our future supply chain relative to this vendor. This transition is not expected to impact our ability to continue to purchase certain Nike branded products from authorized licensees, and did not have a material impact on our sales for fiscal 2021. We have been actively expanding our relationships with other new and existing vendors in an effort to replace the affected Nike product within our product mix. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Information Technology Systems

We have fully integrated information technology (“IT”) systems that support critical business functions, such as sales reporting, inventory management and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. We manage IT solutions for e-commerce, email and networks that connect our employees to appropriate technology solutions and tools. This includes connecting our stores via a managed wide area network connection for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as providing access to valuable tools such as collaboration, online training, workforce management, online hiring, Company website functions and corporate communications. Our separate disaster recovery facility and solutions, which we plan to migrate to a cloud-based environment beginning in fiscal 2022, provide redundant networks and applications to be used in the event of an emergency or unplanned outage. We believe our IT systems are effectively supporting our current operations and provide a foundation for future growth and new business initiatives.

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

Distribution

We operate a distribution center located in Riverside, California, that services all of our stores. The facility has 953,000 square feet of storage and office space, along with an additional 172,000 square-foot distribution space adjacent to our distribution center that enables us to more efficiently fulfill our expanding distribution requirements. The distribution center warehouse management system is fully integrated with our enterprise-level IT systems and provides comprehensive warehousing and distribution capabilities. We regularly distribute merchandise from our distribution center to our stores using our fleet of leased tractors, as well as contract carriers.

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

Traditional Sporting Goods Stores. This category consists of traditional sporting goods chains, including us. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Hibbett.

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

Human Capital

We believe the experience and tenure of our professional staff in the retail industry contributes to enhanced performance and gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 2, 2022:

	Number of Employees	Average Number of Years With Us
Executive Management	8	33
Vice Presidents	25	21
Buyers	20	14
Store District / Regional Supervisors	48	25
Store Managers	420	13

As of January 2, 2022, we had approximately 7,800 active employees, of which approximately 2,400 were full-time. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 400 hourly employees in our distribution center and select stores. In December 2017, we negotiated a five-year contract with Local 986 for the covered distribution center employees, and in January 2018, we negotiated a five-year contract with Local 986 for the covered store employees. Both contracts were retroactive to September 1, 2017, and expire on August 31, 2022. We have not had a strike or work stoppage in over 30 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

We utilize an automated Learning Management System (“LMS”) and have developed comprehensive training that can be expressly tailored for store and corporate positions. Our LMS allows us to rapidly convey and track the dissemination of important information as it develops, such as product merchandising strategies, policy changes, safety rules, cash handling procedures, systems resolution and utilization, loss prevention updates and inventory control guidelines. All new store employees are assigned introductory LMS learning material as well as provided with a live orientation highlighting basic policies and responsibilities and our expectation that each employee strives to deliver excellence in customer service, product knowledge and salesmanship. New full-time store salespeople, cashiers and manager trainees receive supplementary training and evaluations specific to their job responsibilities and their ongoing development. The versatility of the LMS provides us with the ability to track and monitor many different types of training and the flexibility we need to deliver our message to widely dispersed personnel within the structure of our on-the-go work environment. Our employee training programs include self-directed online courses, live webinars, production of soft and hard copy reference materials, one-on-one training, hands-on training and progressive developmental training. In the stores, manager trainees are expected to complete a progressive series of outlines and evaluations in order to be considered for each successive level of advancement. Experienced store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment and discrimination prevention and loss prevention. Our overall training strategy and LMS enable us to efficiently manage, monitor, assign and report employee training results online and in real time.

During the COVID-19 pandemic, to provide for the safety of our employees and customers, we have taken many actions in our stores, corporate office and distribution center spaces based on the needs, risks, and regulations present in each community and facility. Measures we have taken include cleaning facilities professionally on a regular basis, equipping facilities with hand sanitizer stations and signage illustrating how to socially distance, requiring face coverings, limiting the number of people admitted to a facility at one time, installing protective shields at cash registers and other countertops and providing free masks and hand sanitizer. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements, as well as to implement standards or processes that we determine to be in the best interest of our employees and customers.

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

In fiscal 2021, we purchased merchandise from over 700 vendors, and our 20 largest vendors collectively accounted for 36.8% of our total purchases. One vendor, Nike, represented greater than 5% of total purchases, at 7.6%, in fiscal 2021 and accounted for 8.7% of our total sales in fiscal 2021. Early in fiscal 2021, we were informed of an expansion of Nike’s direct-to-consumer initiatives that will impact certain multi-branded retailers, including us, and which will lead to a significant reduction in our future supply chain relative to this vendor. This transition is not expected to impact our ability to continue to purchase certain Nike branded products from authorized licensees, and did not have a material impact on our sales for fiscal 2021. We have been actively expanding our relationships with other new and existing vendors in an effort to replace the affected Nike product within our product mix. If we are unable to develop a suitable alternative to satisfy product demand in fiscal 2022 and beyond, sales could decline which could negatively impact future operating results.

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

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. Beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all of our store locations based on either qualifying as an “essential” business under applicable regulations or as a result of the easing of regulatory restrictions on retail operations in our market areas. New temporary closures of stores may be required if additional orders are issued in response to changing health conditions. We implemented reduced store hours, limited the number of customers in our stores at any one time and have generally implemented social-distancing guidelines throughout our store operating space. As a result of the reduced customer traffic and sales at the start of the pandemic, and in an effort to preserve capital, we implemented temporary and permanent workforce reductions throughout the Company, reduced advertising and planned capital spending in fiscal 2020 and initially suspended our quarterly dividend payment.

While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the initial COVID-19 outbreak had an unfavorable impact on our operations initially, as we began reopening stores we recognized significant shifts in consumer demand in favor of fitness and outdoor recreational products and we rapidly evolved our product assortment, which had a favorable impact on our operating results throughout the remainder of fiscal 2020. In fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced strong consumer demand across a broad assortment of product categories, including increased consumer demand for team sports products, which was weak during the prior year due to the COVID-19 pandemic. Additionally, our store operating hours and advertising and promotional activity have been reduced as a result of COVID-19, which has resulted in lower expense and higher profitability.

As the pandemic continues to evolve, we may be further required to restrict the operations of our stores or our distribution facility if we deem this necessary or if recommended or mandated by authorities. If the classification of what is an “essential” business changes in jurisdictions where our stores are located, or the restrictions on retail operations in our markets are reinstituted, or other government regulations are adopted pertaining to how we may operate our stores, we may be required to temporarily close or restrict operations at more, if not all, of our stores, or incur additional expense to operate our stores, which would significantly impact our sales and results of operations. For example, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) announced an emergency temporary standard on November 5, 2021, which would have required COVID-19 vaccinations or weekly COVID-19 testing for all employees of United States employers with 100 or more employees. While OSHA has since withdrawn this emergency temporary standard following review by the United States Supreme Court, similar mandates may be proposed or issued at the state and local level, which if enacted could negatively impact our ability to attract and retain employees, increase expenses, and pose operational issues with respect to testing requirements. Furthermore, certain jurisdictions in which we operate have mandated employer-paid supplemental leave benefits associated with the COVID-19 pandemic, and such programs may be extended into the future. The cost of maintaining such mandated benefits may increase our operating costs and negatively impact our results of operations. Additionally, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

COVID-19 has also impacted our supply chain for products we sell, particularly those products that are sourced from Asia. To the extent one or more of our vendors is negatively impacted by COVID-19, including due to the closure of its distribution centers or manufacturing facilities, we may be unable to maintain delivery schedules or adequate inventory in our stores. Additionally, during the second half of fiscal 2021, we experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited our ability to obtain desired quantities of inventory for various merchandise categories. While we have generally been able to sufficiently stock product in our stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather and climate conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in California where we have a high concentration of stores, seasonal factors such as unfavorable weather conditions or other localized conditions such as flooding, drought, fires (such as the wildfires of 2021 that resulted in the closing of certain national parks and led to a negative impact on various outdoor activities, particularly camping and watersports, and the wildfires of 2018 that destroyed our store located in Paradise, CA), earthquakes or electricity blackouts (such as the rolling blackouts of 2019 that impacted certain California stores) could impact our sales and harm our operations. State and local regulatory compliance, such as with recent minimum wage increases in our market areas, also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

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

We experience seasonal fluctuations in our net sales and operating results. Seasonality influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful. In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the consumer demand for our products generally or for our product mix in advance of a season, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly in the fourth fiscal quarter, can negatively impact our annual operating results.

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

In recent years, we have slowed our store openings and strategically closed certain stores as we maintained a cautious approach toward store expansion in the current retail environment, which included increasing e-commerce competition and the COVID-19 pandemic in fiscal 2020 and 2021. If we are unable to resume our store expansion efforts for any of the reasons discussed above, our operating results could suffer.

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

Like many other sporting goods retailers, a significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in Asia. In addition, we believe most, if not all, of our private label merchandise is manufactured abroad. Foreign imports subject us to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of or delays at facilities or shipping ports, such as the COVID-19 pandemic, and other economic uncertainties. If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located or impose additional costs in connection with the purchase of our products, we may be unable to obtain sufficient quantities of products to satisfy our requirements and our results of operations could be adversely affected.

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

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute at the ports through which our products travel, particularly the Ports of Los Angeles and Long Beach, could lead to protracted delays in the movement of our products, which could further delay the delivery of products to our stores and impact net sales and profitability. In addition, other conditions outside of our control, such as adverse weather conditions, acts of terrorism or public health issues that could lead to temporary closures of or delays at facilities or shipping ports, such as the COVID-19 pandemic, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell. During the second half of fiscal 2021, we experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited our ability to obtain desired quantities of inventory for various merchandise categories. While we have generally been able to sufficiently stock product in our stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

Our costs may change as a result of currency exchange rate fluctuations or inflation in the purchase cost of merchandise manufactured abroad.

We and our suppliers source goods from various countries, including Asia, and thus changes in the value of the U.S. dollar compared to other currencies, or foreign labor and raw material cost inflation, may affect the cost of goods that we purchase. If the cost of goods that we purchase increases, we may not be able to similarly increase the retail prices of goods that we charge consumers without impacting our sales and our operating profits may suffer.

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

As of January 2, 2022, our long-term revolving credit borrowings outstanding were zero. However, we have historically maintained a leveraged financial position. This means:

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

We also sell firearm-related products, which may be associated with an increased risk of injury and related lawsuits. We may incur losses due to lawsuits relating to our compliance with firearm and ammunition laws as mandated by city, municipality, state and federal law, or the performance of background checks in connection with firearms or ammunition purchases, or the improper use of firearms sold by us. This may include, for example, lawsuits by individuals, government entities or other organizations attempting to recover damages or costs from firearms manufacturers and retailers relating to the sale, advertisement, misuse, loss, or release of firearms or ammunition. Commencement of these lawsuits against us could reduce our net sales and decrease our profitability. The sale of firearm-related products also may present reputational risks and negative publicity that could affect consumers’ perception of us or willingness to shop with us, which could harm our results of operations and financial condition.

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

Because we sell firearm-related products, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us to, among other things, obtain and maintain federal, state or local permits or licenses in order to sell firearms or ammunition, ensure that certain employees obtain licenses to sell firearms or ammunition, ensure that all purchasers of firearms are subjected to a pre-sale background check and other requirements, record the details of each firearm sale on appropriate government-issued forms, record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and maintain these records for a specified period of time. Additionally, in certain jurisdictions we are required to obtain a license to sell ammunition or record the details of each ammunition sale and maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearm-related products has been the subject of increased federal, state and local regulation, such as requirements related to performing a safe-handling demonstration of firearms in California, new minimum age restriction laws, ammunition sales laws, and new security laws. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearm-related products that we are permitted to purchase and sell, impose new restrictions and requirements on the manner in which we purchase, sell and store these products, increase regulatory fees charged to the consumer and impact our ability to offer these products in certain retail locations or markets. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearm-related products, our permits or licenses to sell firearm-related products at our stores or maintain inventory of firearm-related products at our distribution center may be suspended or revoked. We may also incur losses related to these products if we fail to obtain or timely renew a necessary license. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearm-related products could cause our operating expense to increase and this could adversely affect our results of operations.

Risks Related to Investing in Our Common Stock

The declaration of discretionary dividend payments or the repurchase of our common stock pursuant to our share repurchase program may not continue.

We currently pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of us and our stockholders. In fiscal 2021, we also paid two special dividends. Our dividend policy may be affected by, among other items, business conditions, our financial condition, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. In early fiscal 2020, we suspended dividend payments in an effort to preserve capital in response to the initial impact of the COVID-19 pandemic. While we have since reinstated and increased our quarterly dividend and paid special dividends, our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, although we repurchased shares in fiscal 2021 pursuant to our share repurchase program authorized by our Board of Directors, we are not obligated to make any purchases under the program and we may reduce the amount of purchases we make under the program or discontinue the program at any time.

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

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, income, unemployment trends, home values and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. We are experiencing, and may continue to experience, increased inflationary pressure on our product costs. The higher product purchase costs we are experiencing reflect increased labor and freight costs initially resulting from shortages related to COVID-19, as well as strong consumer demand. Shipping capacity constraints and labor shortages at the ports are also contributing to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products in our stores to meet the higher demand. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. Deterioration of the consumer spending environment could be harmful to our financial position and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past.

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

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of January 2, 2022, of our total store leases, 53 leases are due to expire in the next five years without renewal options. In most cases, as current leases expire, we believe we will be able to obtain lease renewals for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 11,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 25.2 million sales transactions and an average transaction size of approximately $46 in fiscal 2021. The following table details our store locations by state as of January 2, 2022:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	222	51.5%
Washington	1984	46	10.7
Arizona	1993	41	9.5
Oregon	1995	29	6.7
Colorado	2001	23	5.3
New Mexico	1995	19	4.4
Nevada	1978	18	4.2
Utah	1997	18	4.2
Idaho	1994	11	2.6
Texas	1995	3	0.7
Wyoming	2010	1	0.2
Total		431	100.0%

Our same store sales per square foot were approximately $234 for fiscal 2021. Our same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

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

As of February 22, 2022, there were 22,219,839 shares of common stock outstanding held by 473 holders of record.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In the first quarter of fiscal 2020, we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In the second quarter of fiscal 2020, our Board of Directors suspended our quarterly cash dividend as a result of COVID-19. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, first quarter of fiscal 2021, second quarter of fiscal 2021 and third quarter of fiscal 2021, our Board of Directors declared increases in our quarterly cash dividends to $0.10 per share of outstanding common stock, $0.15 per share of outstanding common stock, $0.18 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively. Additionally, in the second quarter of fiscal 2021, our Board of Directors declared a special cash dividend of $1.00 per share of outstanding common stock, which was paid on June 1, 2021. In the fourth quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which was paid on December 15, 2021 to stockholders of record as of December 1, 2021, and also declared a special cash dividend of $1.00 per share of outstanding common stock, which was paid on December 1, 2021 to stockholders of record as of November 17, 2021. In the first quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 25, 2022 to stockholders of record as of March 11, 2022.

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

Issuer Purchases

The following tabular summary reflects our share repurchase activity during the fiscal quarter ended January 2, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)
October 4 – October 31	—	$—	—	$13,005,000
November 1 – November 28	—	$—	—	$13,005,000
November 29 – January 2	260,825	$20.43	260,825	$7,678,000
Total	260,825		260,825	$7,678,000

(1)

In the first quarter of fiscal 2022, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to an additional $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $7.7 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s previous share repurchase program. Under these programs, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through its previous share repurchase program as of January 2, 2022, the Company repurchased a total of 3,890,295 shares for $49.4 million.

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

(3)

This amount reflects the dollar value of shares remaining available to repurchase under the Company’s previous share repurchase program, which was replaced by a new share repurchase program in the first quarter of fiscal 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended January 2, 2022 and January 3, 2021 are referred to as fiscal 2021 and 2020, respectively. The following discussion and analysis of our financial condition and results of operations for fiscal 2021 and 2020 includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2021 included 52 weeks and fiscal 2020 included 53 weeks.

Impact of COVID-19

In March 2020, the World Health Organization declared the rapidly growing novel coronavirus (“COVID-19”) outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine.

Beginning on March 20, 2020 and continuing into the second quarter of fiscal 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. We were subsequently able to gradually reopen all store locations based initially on qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in our market areas. Throughout fiscal 2020, the pandemic and the shelter orders that were in place in our market areas negatively impacted customer traffic into the stores that were operating, and certain stores required additional closures during the remainder of the year. In an effort to promote social distancing protocols, we implemented reduced store hours for our open stores and limited the number of customers in our stores at any one time. While these temporary store closures, limited hours of operation and shelter orders in our market areas related to the initial COVID-19 outbreak had an unfavorable impact on our operations initially, as we began reopening stores we recognized significant shifts in consumer demand in favor of fitness and outdoor recreational products and we rapidly evolved our product assortment, which had a favorable impact on our operating results throughout the remainder of fiscal 2020. In fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced strong consumer demand across a broad assortment of product categories, including increased consumer demand for team sports products, which was weak during the prior year due to the COVID-19 pandemic.

During fiscal 2020, in response to COVID-19, we also initially took measures to reduce expense and preserve capital across the organization, including negotiating lease concessions with landlords that would reduce or defer our lease-related payments, scaling back merchandise inventory orders and extending payment terms with merchandise vendors, implementing temporary and permanent workforce reductions throughout the organization, reducing advertising and the amount of planned capital spending, and suspending our quarterly dividend payment, among other measures. Although a certain portion of the expense reduction initiatives only benefited the second quarter of fiscal 2020, the remainder of fiscal 2020 continued to reflect labor expense savings due primarily to continued reduced store operating hours throughout most of the period, as well as advertising expense savings due to significantly reduced advertising activity. In fiscal 2021, our labor expense gradually increased as we increased wage rates in a tightening labor market and increased our store operating hours compared to the same period in the prior year. While store operating hours were higher in fiscal 2021 compared with the same period last year, store operating hours remained below pre-pandemic levels for the comparable periods, and we expect this trend to continue during fiscal 2022. We continue to maintain reduced advertising expense in comparison to historical levels and expect this trend to remain during fiscal 2022 as we continue to evaluate the impact on our sales. We will continue to evaluate the impact of COVID-19 on our future operations.

The initial unfavorable impacts caused by the COVID-19 outbreak also led us to take various actions to enhance our liquidity. We initially increased borrowings and exercised the accordion feature under our previous revolving credit facility, and we drew down additional amounts that resulted in our highest borrowing level of $143.3 million as of March 31, 2020. However, with our favorable operating results throughout the remainder of fiscal 2020, we were able to fully repay our borrowings while increasing our levels of cash and cash equivalents. Our financial condition was further enhanced during fiscal 2021, reflecting our strong sales and operating cash flow for the period. As of January 2, 2022 and January 3, 2021, we had zero revolving credit borrowings and cash and cash equivalents of $97.4 million and $64.7 million, respectively.

A substantial amount of our inventory is manufactured abroad. COVID-19, and surging consumer demand initially associated with the pandemic, has impacted our supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or we or our vendors are unable to obtain the necessary shipping capacity to transport products to our distribution center, we may be unable to maintain delivery schedules or adequate inventory in our stores. During the second half of fiscal 2021, we experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited our ability to obtain desired quantities of inventory for various merchandise categories. While we have generally been able to sufficiently stock product in our stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

Overview

We are a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of January 2, 2022. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Through our e-commerce platform, we also offer selected products online. E-commerce sales for fiscal 2021 and 2020 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

We believe that over our 67-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing and print advertising in major and local newspapers and direct mailers, in an effort to generate customer traffic, drive sales and build brand awareness. We have gradually been decreasing our print advertising over recent years while simultaneously increasing our digital advertising, which we believe allows us to more effectively manage our advertising expense while expanding our consumer outreach. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

	Fiscal Year
	2021	2020
Beginning of period	430	434
New stores	5	—
Stores relocated	(2)	—
Stores closed	(2)	(4)
End of period	431	430
Stores opened (closed) per year, net	1	(4)

(1)
Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

For fiscal 2022, we anticipate opening approximately six new stores and closing two stores.

Executive Summary

Our increased net income for fiscal 2021 compared to fiscal 2020 was mainly attributable to higher net sales and merchandise margins, partially offset by higher selling and administrative expense year over year. Higher net sales in fiscal 2021 primarily reflected strong consumer demand for various sporting goods products as a result of the COVID-19 pandemic and consumers’ desire to recreate and stay active. Merchandise margins increased in fiscal 2021 due primarily to reduced promotional activity, a shift in our product sales mix and higher sales prices in response to increases in product purchase costs. Selling and administrative expense for fiscal 2021 increased over the prior year mainly reflecting higher employee labor and benefit-related expense and higher company performance-based incentive accruals.

•
Net sales for fiscal 2021 increased 11.6% to $1,161.8 million compared to $1,041.2 million for fiscal 2020. The increase in net sales was primarily attributable to an increase in sales from same stores and added sales from new stores, partially offset by lower sales from closed stores. As a result of our fiscal calendar, net sales in fiscal 2020 also reflected one extra week of activity compared with fiscal 2021.
•
Our same store sales for fiscal 2021, which are computed on a comparable 52-week basis, increased 13.9% versus the prior year. We experienced strong same store sales increases for each of our major merchandise categories of apparel, footwear and hardgoods in fiscal 2021. Same store sales for a period reflect sales from stores that operated throughout the period as well as the full corresponding prior-year period, and same store sales comparisons exclude sales from stores closed during the comparable periods.
•
Gross profit for fiscal 2021 represented 37.5% of net sales, compared with 33.5% in the prior year. Merchandise margins were 250 basis points higher than the prior year, while occupancy expense as a percentage of net sales and distribution expense, including costs capitalized into inventory, as a percentage of net sales were lower compared with fiscal 2020.
•
Selling and administrative expense for fiscal 2021 increased 8.9% to $299.8 million, or 25.8% of net sales, compared to $275.4 million, or 26.5% of net sales, for fiscal 2020. The increase in selling and administrative expense primarily reflects higher employee labor expense, due in part to store closures in the prior year as a result of COVID-19, and higher company performance-based incentive accruals year over year.
•
Net income for fiscal 2021 was $102.4 million, or $4.55 per diluted share, compared to net income of $55.9 million, or $2.58 per diluted share, for fiscal 2020. The increase was driven primarily by increased net sales and merchandise margins, partially offset by increased selling and administrative expense in fiscal 2021.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents, cash flows from operations and borrowings from our revolving credit facility.

•
Operating cash flow for fiscal 2021 was a positive $115.5 million compared to a positive $148.7 million in the prior year. The decrease in operating cash flow primarily reflected increased funding for merchandise inventory as a result of healthy consumer demand for various products, after reducing inventory in fiscal 2020 in response to COVID-19, partially offset by higher net income in fiscal 2021.
•
Capital expenditures for fiscal 2021 increased to $10.9 million from $7.3 million in fiscal 2020, primarily reflecting the opening of new stores in fiscal 2021 compared with fiscal 2020, in which no new stores were opened.
•
Borrowings under our credit facility were zero as of January 2, 2022 and January 3, 2021, which reflected a full pay-down of the credit facility since the end of the third quarter of fiscal 2020. We had cash and cash equivalents of $97.4 million and $64.7 million as of January 2, 2022 and January 3, 2021, respectively, which included cash equivalents of $75.0 million and $50.0 million, respectively, related to investments in highly-liquid U.S. Treasury bills.
•
We paid cash dividends in fiscal 2021 of $61.8 million, or $2.83 per share, compared with $5.5 million, or $0.25 per share, in fiscal 2020. In response to the improved strength of our balance sheet, operations and cash flow generation, in the first quarter of fiscal 2021, second quarter of fiscal 2021 and third quarter of fiscal 2021, our Board of Directors declared increases in our quarterly cash dividends to $0.15 per share of outstanding common stock, $0.18 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively. Additionally, in the second quarter of fiscal 2021, our Board of Directors declared a special cash dividend of $1.00 per share of outstanding common stock. In the fourth quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock and also declared a special cash dividend of $1.00 per share of outstanding common stock.
•
We repurchased 361,323 shares of common stock for $7.6 million in fiscal 2021.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales, and other financial data, for the periods indicated:

	Fiscal Year (1)
	2021		2020
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,161,820	100.0%	$1,041,212	100.0%
Cost of sales (2)	725,991	62.5	692,041	66.5
Gross profit	435,829	37.5	349,171	33.5
Selling and administrative expense (3)	299,812	25.8	275,406	26.5
Other income	—	—	(2,500)	(0.2)
Operating income	136,017	11.7	76,265	7.2
Interest expense	893	0.1	1,880	0.2
Income before income taxes	135,124	11.6	74,385	7.0
Income tax expense	32,738	2.8	18,445	1.8
Net income	$102,386	8.8%	$55,940	5.2%
Other Financial Data:
Net sales change		11.6%		4.5%
Same store sales change (4)		13.9%		3.0%

(1)
Fiscal 2021 and 2020 included 52 weeks and 53 weeks, respectively.
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
(4)
Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior-year period and sales from e-commerce. For purposes of reporting same store sales comparisons to the prior year for fiscal 2021, we used comparable 52-week periods. For purposes of reporting same store sales comparisons to the prior year for fiscal 2020, we used comparable 53-week periods.

Net Sales. Net sales increased by $120.6 million, or 11.6%, to $1,161.8 million for fiscal 2021 from $1,041.2 million for fiscal 2020. The change in net sales was primarily attributable to the following:

•
Same store sales increased by $139.7 million, or 13.9%, for fiscal 2021 versus the comparable prior-year period. The increase in same store sales reflected the following:
o
We experienced strong same store sales increases for each of our major merchandise categories of apparel, footwear and hardgoods.
o
Continued healthy demand for many categories of sporting goods products, particularly winter-related products, was a result of COVID-19 and consumers’ desire to recreate and stay active during the pandemic, and increased consumer demand for team sports products was a result of COVID-19 restrictions easing in many of our markets over the course of the year. Sales were negatively impacted by an active wildfire season in some of our markets during the third quarter of fiscal 2021 that resulted in the closing of certain national parks and affected various outdoor activities, including camping and watersports.
o
The increase in same store sales in fiscal 2021 was based on a 52-week comparison to the prior fiscal year, which reflected temporary store closures related to COVID-19 in the prior year and unfavorable winter weather in the first quarter of fiscal 2020.
o
Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of permanently closing, during the comparable periods. Sales from e-commerce in fiscal 2021 and 2020 were not material.
•
We experienced increased customer transactions and a slightly higher average sale per transaction in fiscal 2021 compared to the prior year.
•
The net sales increase in fiscal 2021 was partially offset by a reduction of $19.4 million in sales due to one less week of activity compared with fiscal 2020 as a result of the 53-week fiscal year in 2020.

Gross Profit. Gross profit increased by $86.6 million to $435.8 million, or 37.5% of net sales, in fiscal 2021 from $349.2 million, or 33.5% of net sales, in fiscal 2020. The change in gross profit was primarily attributable to the following:

•
Net sales increased by $120.6 million, or 11.6%, in fiscal 2021 compared to the prior year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 250 basis points compared with fiscal 2020, when merchandise margins increased by a favorable 190 basis points over the prior year. The increase primarily reflects lower promotional activities, a shift in our product sales mix and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing reflect increased labor and freight costs initially resulting from shortages related to COVID-19, as well as strong consumer demand. Shipping capacity constraints and labor shortages at the ports are also contributing to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products in our stores to meet the higher demand.
•
Distribution expense, including costs capitalized into inventory, decreased by $0.3 million, or a favorable 56 basis points, compared to the prior year. The decrease primarily reflected higher costs capitalized into inventory corresponding to the increase in merchandise inventories compared with fiscal 2020, largely offset by higher employee labor and benefit-related expense, as well as higher trucking and fuel expense, in order to meet the increased demand for our products. Higher fuel expense also resulted from gas price inflation, which we experienced over the last three quarters of fiscal 2021.
•
Store occupancy expense increased by $1.7 million, but declined by a favorable 83 basis points as a percentage of net sales, year over year in fiscal 2021. Store occupancy expense for fiscal 2020 reflected the favorable impact from lease concessions in the amount of $3.1 million that we negotiated in response to the COVID-19 pandemic.

Selling and Administrative Expense. Selling and administrative expense increased by $24.4 million, or 8.9%, to $299.8 million, or 25.8% of net sales, in fiscal 2021 from $275.4 million, or 26.5% of net sales, in fiscal 2020. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $17.1 million, due largely to increased employee labor and benefit-related expense as a result of increased store operating hours compared to the same period in the prior year that reflected temporary workforce reductions and reduced store operating hours in response to the COVID-19 pandemic, and increased wage rates in a tightening labor market, as well as increases in credit card fees and business insurance premiums.
o
The increase in employee labor-related expense included wage pressures that continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In April 2016, California passed legislation to enact additional state-wide minimum wage rate increases from $10.00 to $15.00 per hour to be implemented in annual increments through fiscal 2022, with annual increases of $1.00 per hour effective in fiscal 2019 through fiscal 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $1.9 million for fiscal 2021 compared with fiscal 2020.
o
The increase in employee labor and benefit-related expense included an increase in sick leave expense reflecting a California regulatory requirement that employers provide two weeks of COVID-19-related sick-time benefits to employees while they are self-quarantining.
o
The increase in employee labor and benefit-related expense also reflects an employee retention credit provided by the U.S. Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to provide relief for employers subject to closure due to the impact of COVID-19, which reduced employee labor and benefit-related expense by $0.9 million for fiscal 2020.
•
Administrative expense increased by $6.9 million, primarily attributable to an increase in company performance-based incentive accruals and certain increased staffing-related expenses, as well as comparison to an insurance recovery of $1.7 million recognized in fiscal 2020 related to a store damaged as a result of a fire.
•
Advertising expense increased by $0.3 million, due mainly to increased digital advertising in fiscal 2021, partially offset by lower print advertising in the prior fiscal year. Advertising expense in fiscal 2020 was significantly lower than fiscal 2019 as a result of the impact of the COVID-19 pandemic.

Other Income. Other income in fiscal 2020 consisted of a cash condemnation settlement related to eminent domain proceedings, as more fully described in Note 12 to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Interest Expense. Interest expense decreased to $0.9 million in fiscal 2021 compared with $1.9 million in fiscal 2020, primarily reflecting a zero balance in borrowings under our existing credit facility since July 2020.

Income Taxes. The provision for income taxes increased to $32.7 million for fiscal 2021 compared to $18.4 million for fiscal 2020, primarily reflecting higher pre-tax income in fiscal 2021 compared to fiscal 2020. Our effective tax rate of 24.2% for fiscal 2021 compared with 24.8% for fiscal 2020. Our effective tax rate for fiscal 2021 reflects an increased tax benefit related to the deduction for share-based compensation, a $0.3 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California. Our effective tax rate for fiscal 2020 reflects a $0.4 million favorable reduction of our previously established valuation allowance related to unused California Enterprise Zone Tax Credits and the write-off of deferred tax assets related to share-based compensation of $0.3 million. As a result of the U.S. Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, to provide relief from the impact of COVID-19, we amended our 2018 income tax return and our effective tax rate for fiscal 2020 reflects the carryback of our 2018 net operating loss to a period with a higher statutory income tax rate.

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

We ended fiscal 2021 and 2020 with $97.4 million and $64.7 million of cash and cash equivalents, respectively, and no revolving credit borrowings. The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years:

	Fiscal Year
	2021	2020
	(In thousands)
Total cash provided by (used in):
Operating activities	$115,528	$148,743
Investing activities	(10,615)	(5,360)
Financing activities	(72,147)	(86,952)
Net increase in cash and cash equivalents	$32,766	$56,431

The seasonality of our business historically provides greater cash flows from operations during the holiday and winter selling season. We use operating cash flows and borrowings under our revolving credit facility, if necessary, to fund inventory increases in anticipation of the holidays and our inventory levels are normally at their highest in the months leading up to Christmas. As holiday sales typically reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flows from operations at the end of our fiscal year.

For fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced continued strong consumer demand across a broad assortment of product categories, including increased consumer demand for team sports products, which was weak last year due to the COVID-19 pandemic. This strong consumer demand for fiscal 2021 contributed to higher sales and margins and increased net income year-over-year. After reducing merchandise inventory in fiscal 2020 in response to COVID-19, we increased purchases of merchandise inventory in fiscal 2021 to support the strong consumer demand. Although our operating cash flow for fiscal 2021 was healthy, reflecting our higher earnings, the increased funding of merchandise inventory for the year contributed to reduced operating cash flow compared to fiscal 2020.

For fiscal 2020, we experienced weak customer demand for winter-related products in the first quarter as a result of unfavorable warm and dry weather in most of our markets which contributed to higher merchandise inventory and lower operating cash flow compared to the first quarter of 2019. Also beginning on March 20, 2020, we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak and took measures to reduce expenses across the organization and enhance liquidity, including scaling back merchandise inventory orders and extending payment terms with merchandise vendors, among other measures. We were subsequently able to gradually reopen all store locations during the second quarter and, as we began reopening stores, we recognized significant increases in consumer demand. The combination of increasing sales and margins, reduced expenses and scaled back inventory purchases contributed to substantially higher operating cash flow for the second quarter and first half of fiscal 2020. In the second half of fiscal 2020, strong consumer demand related to COVID-19 continued to drive higher sales and margins which, combined with a reduced cost structure and lower merchandise inventory, produced meaningfully-higher operating cash flow for the year and enabled us to entirely pay down our credit facility borrowings.

Operating Activities. Operating cash flows for fiscal 2021 and 2020 were a positive $115.5 million and a positive $148.7 million, respectively. While we experienced strong cash flows from operating activities for both periods, the decrease in cash flow from operating activities for fiscal 2021 compared to fiscal 2020 primarily reflects increased funding for merchandise inventory as a result of strong consumer demand for various products, after reducing merchandise inventory in the prior year in response to COVID-19. The lower operating cash flow year over year also reflects decreased accrued expenses primarily related to taxes, partially offset by higher net income and decreased credit card receivables in fiscal 2021.

Investing Activities. Net cash used in investing activities for fiscal 2021 and 2020 was $10.6 million and $5.4 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. In fiscal 2021, capital expenditures of $10.9 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million, and in fiscal 2020, capital expenditures of $7.3 million were partially offset by proceeds from insurance recoveries of $1.8 million and a portion of settlement proceeds from an eminent domain condemnation of $0.2 million. Our capital spending is primarily to fund store-related remodeling, the opening of new stores, distribution center equipment, and computer hardware and software purchases. Capital expenditures by category for each of the last two fiscal years are as follows:

	Fiscal Year
	2021	2020
	(In thousands)
Store-related remodels	$5,381	$4,849
New stores	2,727	169
Computer hardware, software and other	1,579	1,489
Distribution center	1,177	840
Total	$10,864	$7,347

Capital expenditures in both fiscal years included investment in existing store remodeling to support our merchandising initiatives and enhancement of information security measures to support our infrastructure. Our capital expenditures included five new stores, including relocations, in fiscal 2021 and, in response to the COVID-19 pandemic, our capital expenditures included no new stores in fiscal 2020.

Financing Activities. Financing cash flows for fiscal 2021 and 2020 were a negative $72.1 million and a negative $87.0 million, respectively. For fiscal 2021, net cash was used primarily to fund dividend payments, treasury stock purchases and finance lease payments, partially offset by proceeds received from the exercise of share option awards. For fiscal 2020, net cash was used primarily to pay down borrowings under the credit facility and fund payments of outstanding checks, dividend payments and finance lease payments. The decreased cash flow used in financing activities for fiscal 2021 compared to the prior year primarily reflects a full pay-down of borrowings under the credit facility during fiscal 2020 to zero, partially offset by substantially higher dividends paid in fiscal 2021, as a result of improved profitability and cash generation.

As of January 2, 2022, we had no revolving credit borrowings and letter of credit commitments of $1.1 million outstanding. These balances compare to no revolving credit borrowings and letter of credit commitments of $2.6 million outstanding as of January 3, 2021.

In the first quarter of fiscal 2020, we paid a quarterly cash dividend of $0.05 per share of outstanding common stock. In the second quarter of fiscal 2020, our Board of Directors suspended our quarterly cash dividend as a result of COVID-19. In response to the improved strength of our balance sheet, operations and cash flow generation, in the third quarter of fiscal 2020, our Board of Directors reinstated our quarterly cash dividend at the previous rate of $0.05 per share of outstanding common stock and declared a cash dividend of $0.10 per share of outstanding common stock. The $0.10 cash dividend reflected our reinstated quarterly cash dividend of $0.05 per share of outstanding common stock for the third quarter of fiscal 2020, and also included an additional $0.05 per share in recognition that we did not pay a dividend in the second quarter of fiscal 2020. In the fourth quarter of fiscal 2020, first quarter of fiscal 2021, second quarter of fiscal 2021 and third quarter of fiscal 2021, our Board of Directors declared increases in our quarterly cash dividends to $0.10 per share of outstanding common stock, $0.15 per share of outstanding common stock, $0.18 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively. Additionally, in the second quarter of fiscal 2021, our Board of Directors declared a special cash dividend of $1.00 per share of outstanding common stock. In the fourth quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock and also declared a special cash dividend of $1.00 per share of outstanding common stock. In the first quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 25, 2022 to stockholders of record as of March 11, 2022.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock, which was in effect through the fourth quarter of fiscal 2021 and under which a total of $7.7 million remained available for share repurchases as of January 2, 2022. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under these programs, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 361,323 shares of common stock in fiscal 2021 and no shares of common stock in fiscal 2020. Since the inception of our initial share repurchase program in May 2006 through January 2, 2022, we have repurchased a total of 3,890,295 shares for $49.4 million.

Loan Agreement. As of January 3, 2021, we had a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, as amended (the “Prior Credit Agreement”), which was terminated and replaced on February 24, 2021 as discussed below.

On February 24, 2021, we terminated the Prior Credit Agreement and entered into a Loan, Guaranty and Security agreement with Bank of America, N.A. (“BofA”), as agent and lender, which was amended on November 22, 2021 (as so amended, the “Loan Agreement”). The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lender under the Loan Agreement will have the option to increase their commitment to accommodate the requested increase. If the lender does not exercise that option, we may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

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

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of our assets. The Loan Agreement contains covenants that require us to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. We may generally declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although we are permitted to make up to $5.0 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events. As amended, the Loan Agreement provides for a transition to an alternative benchmark reference rate following the cessation of the LIBO rate.

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

In order to support our liquidity in response to the rapidly growing COVID-19 outbreak, in March 2020 we exercised the accordion feature under our $140.0 million prior credit facility and drew down additional amounts under that facility that resulted in long-term revolving credit borrowings of $143.3 million as of March 31, 2020, our highest borrowing level. As a result of improved profitability and cash generation activities in response to the COVID-19 pandemic, we paid down to zero our long-term revolving credit borrowings and we had letter of credit commitments of $1.1 million outstanding as of January 2, 2022, compared with zero borrowings and letter of credit commitments of $2.6 million as of January 3, 2021. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million and $162.4 million as of January 2, 2022 and January 3, 2021, respectively.

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2021	2020
	(Dollars in thousands)
Fiscal year-end balance	$—	$—
Average interest rate	—	2.7%
Maximum outstanding during the year	$—	$143,275
Average outstanding during the year	$—	$45,838

Future Capital Requirements. We had cash and cash equivalents on hand of $97.4 million as of January 2, 2022. We expect capital expenditures for fiscal 2022, excluding non-cash acquisitions, to range from approximately $15.0 million to $20.0 million, primarily for the opening of new stores, store-related remodeling, distribution center equipment and computer hardware and software purchases. For fiscal 2022, we anticipate opening approximately six new stores and closing two stores.

Dividends are paid at the discretion of the Board of Directors. In fiscal 2021 and 2020 we paid annual cash dividends of $2.83 per share and $0.25 per share, respectively, of outstanding common stock. Dividends declared in fiscal 2021 included special dividends in the amount of $2.00 per share of outstanding common stock. In the first quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 25, 2022 to stockholders of record as of March 11, 2022.

As of January 2, 2022, a total of $7.7 million remained available for share repurchases under our previous share repurchase program. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under our credit facility, if any, and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware and distribution center delivery tractors. Additional information regarding our operating leases is available in Item 2, Properties and Note 7, Lease Commitments, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

We record valuation reserves on a quarterly basis for merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include recent customer demand, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $2.7 million and $3.5 million as of January 2, 2022 and January 3, 2021, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory valuation reserves estimate in total as of January 2, 2022, would result in a change in reserves of $0.3 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

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

In fiscal 2021 and 2020, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs in fiscal 2021 and 2020 were impacted by these inflationary pressures, up to this point we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to continue to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 2, 2022. Based on such evaluation, our CEO and CFO have concluded that, as of January 2, 2022, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2022, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of January 2, 2022, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2022, of the Company and our report dated March 2, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2022.

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

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (11)

4.1	Specimen of Common Stock Certificate. (2)

4.2	Description of Registrant’s Common Stock. (18)

10.1	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (14)

10.2	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)

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

10.19

Loan, Guaranty and Security Agreement, dated as of February 24, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., the financial institutions party to the Agreement from time to time as lenders, and Bank of America, N.A., as agent. (17)

10.20

First Amendment to Loan, Guaranty and Security Agreement, dated as of November 22, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (19)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (4)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (19)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (19)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (19)

32.1	Section 1350 Certification of Chief Executive Officer. (19)

32.2	Section 1350 Certification of Chief Financial Officer. (19)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document. (19)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (19)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. (19)

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document. (19)

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. (19)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. (19)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (19)

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
(16)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on July 31, 2019.
(17)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 1, 2021.
(18)
Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 3, 2021.
(19)
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 2, 2022	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	March 2, 2022
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Executive Vice President,	March 2, 2022
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Colleen B. Brown	Director of the Company	March 2, 2022
Colleen B. Brown

/s/ Stephen E. Carley	Director of the Company	March 2, 2022
Stephen E. Carley

/s/ Lily W. Chang	Director of the Company	March 2, 2022
Lily W. Chang

/s/ Jennifer H. Dunbar	Director of the Company	March 2, 2022
Jennifer H. Dunbar

/s/ Van B. Honeycutt	Director of the Company	March 2, 2022
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	March 2, 2022
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the fiscal years ended January 2, 2022 and January 3, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the fiscal years ended January 2, 2022 and January 3, 2021 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory - Valuation of Merchandise Inventories, Net - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s merchandise inventories are valued using the weighted-average cost method. The Company estimates and records valuation reserves on a quarterly basis to record inventory at the lower of cost or net realizable value (“LCNRV”). This includes, among other things, estimating the valuation reserve for inventory with slow-moving or obsolescence exposure, which consider factors such as recent customer demand, merchandise aging, seasonal trends, and decisions to discontinue certain products. Merchandise inventories, net, and inventory valuation reserves were $280.0 million and $2.7 million, respectively, as of January 2, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation reserves for inventory with slow-moving or obsolescence exposure included the following, among others:

•
We tested the operating effectiveness of management’s controls over the review of slow-moving and obsolescence inventory exposure and the required reserves to record such inventory at the LCNRV.
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

March 2, 2022

We have served as the Company’s auditor since 2007.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 2, 2022	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$97,420	$64,654
Accounts receivable, net of allowances of $62 and $58, respectively	13,654	19,879
Merchandise inventories, net	279,981	251,180
Prepaid expenses	16,293	11,684
Total current assets	407,348	347,397
Operating lease right-of-use assets, net	270,110	278,607
Property and equipment, net	60,401	57,245
Deferred income taxes	12,097	13,831
Other assets, net of accumulated amortization of $905 and $2,407, respectively	3,997	2,914
Total assets	$753,953	$699,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,359	$80,882
Accrued expenses	85,041	82,877
Current portion of operating lease liabilities	76,882	73,737
Current portion of finance lease liabilities	3,518	2,089
Total current liabilities	269,800	239,585
Operating lease liabilities, less current portion	204,134	217,788
Finance lease liabilities, less current portion	6,456	2,504
Other long-term liabilities	6,254	7,479
Total liabilities	486,644	467,356
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,109,003 and 25,580,541 shares, respectively; outstanding 22,097,467 and 21,930,328 shares, respectively	260	255
Additional paid-in capital	124,909	121,837
Retained earnings	192,261	153,073
Less: Treasury stock, at cost; 4,011,536 and 3,650,213 shares, respectively	(50,121)	(42,527)
Total stockholders' equity	267,309	232,638
Total liabilities and stockholders' equity	$753,953	$699,994

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 2, 2022	January 3, 2021
Net sales	$1,161,820	$1,041,212
Cost of sales	725,991	692,041
Gross profit	435,829	349,171
Selling and administrative expense	299,812	275,406
Other income	—	(2,500)
Operating income	136,017	76,265
Interest expense	893	1,880
Income before income taxes	135,124	74,385
Income tax expense	32,738	18,445
Net income	$102,386	$55,940
Earnings per share:
Basic	$4.73	$2.63
Diluted	$4.55	$2.58
Weighted-average shares of common stock outstanding:
Basic	21,670	21,260
Diluted	22,512	21,663

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	102,386	—	102,386
Dividends on common stock ($2.83 per share)	—	—	—	(63,198)	—	(63,198)
Issuance of nonvested share awards	248,550	2	(2)	—	—	—
Exercise of share option awards	369,765	3	2,162	—	—	2,165
Share-based compensation	—	—	1,958	—	—	1,958
Forfeiture of nonvested share awards	(19,625)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Purchases of treasury stock	(361,323)	—	—	—	(7,594)	(7,594)
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net income	—	—	—	55,940	—	55,940
Dividends on common stock ($0.25 per share)	—	—	—	(5,460)	—	(5,460)
Issuance of nonvested share awards	321,600	3	(3)	—	—	—
Exercise of share option awards	31,600	—	169	—	—	169
Share-based compensation	—	—	1,714	—	—	1,714
Forfeiture of nonvested share awards	(22,375)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Net income	$102,386	$55,940
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17,698	18,450
Share-based compensation	1,958	1,714
Amortization of other assets	577	364
Noncash lease expense	65,716	64,316
Proceeds from insurance recovery - lost profit margin and expenses	1,083	1,077
Gain on recovery of insurance proceeds - lost profit margin and expenses	(460)	(1,077)
Gain on recovery of insurance proceeds - property and equipment	(249)	(1,750)
Gain on eminent domain condemnation	—	(2,500)
Proceeds from eminent domain condemnation - lost profit margin	—	2,263
Deferred income taxes	1,734	(212)
Changes in operating assets and liabilities:
Accounts receivable, net	5,902	(6,193)
Merchandise inventories, net	(28,801)	58,135
Prepaid expenses and other assets	(5,523)	(1,861)
Accounts payable	23,341	9,243
Operating lease liabilities	(68,028)	(67,198)
Accrued expenses and other long-term liabilities	(1,806)	18,032
Net cash provided by operating activities	115,528	148,743

Cash flows from investing activities:
Purchases of property and equipment	(10,864)	(7,347)
Proceeds from insurance recovery - property and equipment	249	1,750
Proceeds from eminent domain condemnation - property and equipment	—	237
Net cash used in investing activities	(10,615)	(5,360)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	137,296
Payments under revolving credit facility	—	(203,855)
Changes in book overdraft	(246)	(12,031)
Debt issuance costs paid	(746)	(106)
Principal payments under finance lease obligations	(2,887)	(2,858)
Proceeds from exercise of share option awards	2,165	169
Cash purchases of treasury stock	(7,594)	—
Tax withholding payments for share-based compensation	(1,046)	(97)
Dividends paid	(61,793)	(5,470)
Net cash used in financing activities	(72,147)	(86,952)

Net increase in cash and cash equivalents	32,766	56,431

Cash and cash equivalents at beginning of year	64,654	8,223

Cash and cash equivalents at end of year	$97,420	$64,654

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$8,276	$—
Property and equipment additions unpaid	$2,382	$668

Supplemental disclosures of cash flow information:
Interest paid	$624	$1,856
Income taxes paid	$36,391	$19,625

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of January 2, 2022. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment under the “Big 5 Sporting Goods” name through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The Company’s consolidated financial statements as of January 2, 2022 and January 3, 2021 and for the years ended January 2, 2022 (“fiscal 2021”) and January 3, 2021 (“fiscal 2020”) represent the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(2)
Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2021 included 52 weeks and fiscal 2020 included 53 weeks.

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

The Company primarily operates traditional sporting goods retail stores located in the western United States, with approximately 52% of its stores, along with its corporate offices and distribution center, located in California. Because of this, the Company is subject to regional risks, including the impact of the COVID-19 outbreak. Beginning on March 20, 2020, and continuing into the second quarter of fiscal 2020, the Company temporarily closed more than one-half of its retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. The Company was subsequently able to gradually reopen its store locations based on initially qualifying as an “essential” business under applicable regulations and later as a result of the easing of regulatory restrictions on retail operations in the Company’s market areas. In an effort to promote social distancing protocols, the Company implemented reduced store hours, limited the number of customers in its stores at any one time and generally implemented social-distancing guidelines throughout the store operating space in fiscal 2020. As of the end of fiscal 2020 and during fiscal 2021, all of the Company’s stores were open for in-store shopping with reduced operating hours and certain COVID-19-related protocols in place. The Company may further restrict its store operations and operations in its distribution facility if deemed necessary or if recommended or mandated by authorities, and new temporary closures of stores or new safety protocols may be required if additional orders are issued in response to changing health conditions.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19, and surging consumer demand initially associated with the pandemic, has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or the Company or its vendors are unable to obtain the necessary shipping capacity to transport products to the Company’s distribution center, the Company may be unable to maintain delivery schedules or adequate inventory in its stores. During the second half of fiscal 2021, the Company experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited the Company’s ability to obtain desired quantities of inventory for various merchandise categories. While the Company has generally been able to sufficiently stock product in its stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching the Company’s stores from overseas vendors, particularly during the holiday season, could result in the inability to obtain adequate levels of merchandise inventories to meet consumers’ needs, which could have an adverse impact on net sales and profitability.

General Concentration of Risk

The Company maintains its cash accounts in financial institutions, and accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash equivalents represent investments of excess cash on hand of $75.0 million and $50.0 million into U.S. Treasury bills as of January 2, 2022 and January 3, 2021, respectively.

Because of the Company’s geographic concentration in the western United States, the Company is subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include weather conditions, fires, droughts, earthquakes, power outages, floods and other natural disasters specific to the states in which the Company operates.

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

A substantial amount of the Company’s inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints (such as delays associated with COVID-19), labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 36.8% of total purchases in fiscal 2021. One vendor represented greater than 5% of total purchases, at 7.6%, in fiscal 2021. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of COVID-19, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

In early fiscal 2021, the Company was informed of an expansion of Nike’s direct-to-consumer initiatives that will impact certain multi-branded retailers, including the Company, and which will lead to a significant reduction in the Company’s future supply chain relative to this vendor. This transition is not expected to impact the Company’s ability to continue to purchase certain Nike branded products from authorized licensees. The Company is actively expanding its relationships with other new and existing vendors in an effort to replace the affected Nike product within its product mix.

The Company could be exposed to credit risk in the event of nonperformance by its lender under its revolving credit facility. Instability in the financial and capital markets could bring additional potential risks to the Company, including higher costs of credit, potential lender defaults, and potential commercial bank failures. The Company has received no indication that any such events will negatively impact its lender under its credit facility; however, the possibility does exist.

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after January 2, 2022, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

As noted in the segment information elsewhere in this Note 2 to the Notes to Consolidated Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	Year Ended
	January 2, 2022	January 3, 2021
	(In thousands)
Hardgoods	$637,181	$623,728
Athletic and sport footwear	279,645	228,311
Athletic and sport apparel	241,526	184,538
Other sales	3,468	4,635
Net sales	$1,161,820	$1,041,212

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

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s consolidated balance sheet as of January 2, 2022. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Contract liabilities are recognized primarily for stored-value card sales. Cash received from the sale of stored-value cards is recorded as a contract liability in accrued expenses in the Company’s consolidated balance sheets, and the Company recognizes revenue upon the customer’s redemption of the stored-value card. Stored-value card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of five percent. The Company does not sell or provide stored-value cards that carry expiration dates.

The Company recognized $5.9 million and $5.4 million in stored-value card redemption revenue for fiscal 2021 and 2020, respectively. The Company also recognized $0.3 million in stored-value card breakage revenue for each of fiscal 2021 and 2020. The Company had outstanding stored-value card liabilities of $8.3 million and $7.5 million as of January 2, 2022 and January 3, 2021, respectively, which are included in accrued expenses in the Company’s consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense in the Company’s consolidated balance sheets, estimated right-of-return merchandise cost of $1.2 million related to estimated sales returns as of January 2, 2022 and January 3, 2021, and recorded, as accrued expense in the Company’s consolidated balance sheets, an allowance for sales returns reserve of $2.5 million and $2.4 million as of January 2, 2022 and January 3, 2021, respectively.

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

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable. Amounts relating to the purchase of merchandise are treated as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. After reducing advertising significantly in fiscal 2021 and 2020 in response to the COVID-19 pandemic, beginning in the second half of fiscal 2020, amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. These amounts were previously recorded as a reduction to selling and administrative expense.

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $11.0 million and $10.6 million for fiscal 2021 and 2020, respectively. The Company reduced advertising significantly in fiscal 2021 and 2020 in response to the COVID-19 pandemic. Advertising expense is included in selling and administrative expense in the Company’s consolidated statements of operations. The Company receives co-operative advertising allowances from certain product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to zero and $1.1 million for fiscal 2021 and 2020, respectively. Beginning in the second half of fiscal 2020, as a result of the significant reductions of print advertising in fiscal 2021 and 2020, the Company treated these advertising allowances as a reduction of inventory cost and cost of goods sold which had an immaterial effect on the Company’s consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 13 to the Notes to Consolidated Financial Statements for a further discussion on share-based compensation.

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel and supplies, and are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments of excess cash into U.S. Treasury bills, which have maturities of 90 days or less. See Note 4 to the Notes to Consolidated Financial Statements for a further discussion on the fair value of U.S. Treasury bills. Book overdrafts are classified as current liabilities in the Company’s consolidated balance sheets.

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

Prepaid Expenses and Other Assets

Prepaid expenses include the prepayment of various operating expenses such as insurance, income and property taxes, software maintenance and supplies, which are expensed when the operating cost is realized, as well as estimated right-of-return merchandise cost related to estimated sales returns.

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

In fiscal 2021 and 2020, the Company recognized no non-cash impairment charges. Impairment charges, if any, represent property and equipment, primarily leasehold improvements, and are included in selling and administrative expense in the Company’s consolidated statements of operations.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the Company’s consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities, current and noncurrent, on the Company’s consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the Company’s consolidated statement of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the Company’s consolidated balance sheets. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for COVID-19 lease abatements of $3.1 million in fiscal 2020 as reductions to variable lease expense and accounted for lease deferrals of $0.1 million and $0.6 million as of January 2, 2022 and January 3, 2021, respectively, as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability.

See Note 6 to the Notes to Consolidated Financial Statements for a further discussion on leases.

Self-Insurance Liabilities

The Company is self-insured for its various insurance risks including its estimated workers’ compensation liability risk in certain states. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s actuarially-estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the Company’s consolidated balance sheets as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the Company’s consolidated financial statements. Self-insurance liabilities totaled $10.2 million and $11.0 million as of January 2, 2022 and January 3, 2021, respectively, of which $4.4 million and $4.8 million were recorded as a component of accrued expenses as of January 2, 2022 and January 3, 2021, respectively, and $5.8 million and $6.2 million were recorded as a component of other long-term liabilities as of January 2, 2022 and January 3, 2021, respectively, in the Company’s consolidated balance sheets.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense in the Company’s consolidated statements of operations. As of January 2, 2022 and January 3, 2021, the Company had no accrued interest or penalties. See Note 8 to the Notes to Consolidated Financial Statements for a further discussion on income taxes.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Treasury Stock Purchases

The Company repurchases its common stock in the open market pursuant to programs approved by its Board of Directors. In fiscal 2016, the Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of the Company’s common stock, which was in effect through the fourth quarter of fiscal 2021 and under which a total of $7.7 million remained available for share repurchases as of January 2, 2022. In the first quarter of fiscal 2022, the Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under these programs, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Company may repurchase its common stock for a variety of reasons, including, among other things, its alternative cash requirements, existing business conditions and the current market price of its stock. However, the timing and amount of such purchases, if any, would be at the discretion of management and the Board of Directors. The Company repurchased 361,323 shares of common stock in fiscal 2021, and repurchased no shares of common stock in fiscal 2020.

(3)
Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 2, 2022	January 3, 2021
	(In thousands)
Leasehold improvements	$176,066	$170,701
Furniture and equipment	142,638	134,623
Internal-use software	37,188	37,147
Land	2,750	2,750
Building	1,775	1,775
	360,417	346,996
Accumulated depreciation and amortization (1)	(301,852)	(290,638)
	58,565	56,358
Assets not placed into service	1,836	887
Property and equipment, net	$60,401	$57,245

(1)
Includes accumulated amortization for internal-use software development costs of $32.7 million and $30.8 million as of January 2, 2022 and January 3, 2021, respectively.

Depreciation expense associated with property and equipment, including assets leased under finance leases, was $7.6 million and $6.7 million for fiscal 2021 and 2020, respectively. Amortization expense for leasehold improvements was $8.0 million and $8.9 million for fiscal 2021 and 2020, respectively. Amortization expense for internal-use software was $2.1 million and $2.9 million for fiscal 2021 and 2020, respectively. The gross cost of equipment under finance leases, included above, was $16.5 million and $10.1 million as of January 2, 2022 and January 3, 2021, respectively. The accumulated depreciation related to these finance leases was $6.1 million and $5.5 million as of January 2, 2022 and January 3, 2021, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly liquid investments of excess cash into U.S. Treasury bills, which have maturities of 90 days or less. As of January 2, 2022 and January 3, 2021, the Company recorded $75.0 million and $50.0 million, respectively, in cash equivalents, and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly, based on the prevailing market interest rate as of the measurement date. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of January 2, 2022, there were no long-lived assets subject to impairment, and as of January 3, 2021, these long-lived assets were immaterial.

(5)
Accrued Expenses

The major components of accrued expenses are as follows:

	January 2, 2022	January 3, 2021
	(In thousands)
Payroll and related expense	$37,345	$37,826
Sales tax	12,112	11,609
Occupancy expense	10,168	10,215
Other	25,416	23,227
Accrued expenses	$85,041	$82,877

Payroll and related expense as of January 2, 2022 and January 3, 2021 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020.

(6)
Lease Commitments

The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment, and accounts for these leases in accordance with ASC 842. The Company’s operating leases have remaining reasonably certain lease terms of up to 13 years, which typically include options to extend the leases for up to 5 years. The Company’s finance leases have remaining reasonably certain lease terms of up to 6 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, the components of lease expense were as follows:

	Year Ended
	January 2, 2022	January 3, 2021
	(In thousands)
Lease expense:
Amortization of right-of-use assets	$2,940	$2,721
Interest on lease liabilities	260	297
Finance lease expense	3,200	3,018
Operating lease expense	81,734	83,030
Variable lease expense (1)	18,384	15,238
Sublease income	(91)	(1,192)
Total lease expense	$103,227	$100,094

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

In accordance with ASC 842, other information related to leases was as follows:

	Year Ended
	January 2, 2022	January 3, 2021
	(In thousands)
Operating cash flows from operating leases	$85,238	$83,028
Financing cash flows from finance leases	2,887	2,858
Operating cash flows from finance leases	271	313
Cash paid for amounts included in the measurement of lease liabilities	$88,396	$86,199

Right-of-use assets obtained in exchange for new finance lease liabilities	$8,723	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$56,953	$80,452
Weighted-average remaining lease term—finance leases	3.8 years	2.4 years
Weighted-average remaining lease term—operating leases	4.8 years	5.0 years
Weighted-average discount rate—finance leases	3.1%	4.8%
Weighted-average discount rate—operating leases	5.4%	6.1%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of January 2, 2022 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2022	$3,748	$86,185
2023	2,585	68,475
2024	1,787	59,654
2025	1,304	42,975
2026	867	27,670
Thereafter	197	34,051
Undiscounted cash flows	$10,488	$319,010
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.8 years	4.8 years
Weighted-average discount rate	3.1%	5.4%
Present values	$9,974	$281,016
Lease liabilities - current	3,518	76,882
Lease liabilities - long-term	6,456	204,134
Lease liabilities - total	$9,974	$281,016
Difference between undiscounted and discounted cash flows	$514	$37,994

(7)
Long-Term Debt

The Company, Big 5 Corp. and Big 5 Services Corp. were parties to a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, as amended (the “Prior Credit Agreement”), which was terminated and replaced on February 24, 2021, as discussed below.

On February 24, 2021, the Company entered into a Loan, Guaranty and Security Agreement with Bank of America, N.A. (“BofA”), as agent and lender, which was amended on November 22, 2021 (as so amended, the “Loan Agreement”). The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lender under the Loan Agreement will have the option to increase the commitment to accommodate the requested increase. If such existing lender does not exercise that option, the Company may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

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

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of the Company’s assets. The Loan Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. The Company may generally declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although the Company is permitted to make up to $5.0 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against the Company, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events. As amended, the Loan Agreement provides for a transition to an alternative benchmark reference rate following the cessation of the LIBO rate.

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

As of January 2, 2022 and January 3, 2021, the Company had no long-term revolving credit borrowings outstanding.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8)
Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2021:
Federal	$23,422	$1,121	$24,543
State	7,582	613	8,195
	$31,004	$1,734	$32,738
Fiscal 2020:
Federal	$13,786	$86	$13,872
State	4,871	(298)	4,573
	$18,657	$(212)	$18,445

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Year Ended
	January 2, 2022	January 3, 2021
	(In thousands)
Tax expense at statutory rate	$28,376	$15,621
State tax expense, net of federal tax effect	7,167	3,975
Additional deduction related to share-based compensation	(2,623)	—
Nondeductible expenses	729	86
Tax credits	(603)	(246)
Change in valuation allowance	(318)	(418)
CARES Act net operating loss carryback	—	(822)
Write-offs related to nonvested share awards	—	260
Other	10	(11)
	$32,738	$18,445

Deferred tax assets and liabilities as of January 2, 2022 and January 3, 2021 are tax-effected based on the federal and state corporate income tax rates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 2, 2022	January 3, 2021
	(In thousands)
Deferred tax assets:
Employee benefit-related liabilities	$2,889	$2,986
Deferred rent	2,828	3,509
Insurance liabilities	2,421	2,581
State taxes	1,545	1,014
Gift card liability	1,420	1,324
Merchandise inventory	1,215	2,253
Share-based compensation	805	815
California Enterprise Zone Tax Credits	381	975
Other deferred tax assets	1,500	1,396
Gross deferred tax assets	15,004	16,853
Less: Valuation allowance	(280)	(683)
Deferred tax assets, net of valuation allowance	14,724	16,170
Deferred tax liabilities:
Prepaid expense	(1,147)	(989)
Federal liability on state deferred tax assets	(996)	(1,125)
Other deferred tax liabilities	(484)	(225)
Deferred tax liabilities	(2,627)	(2,339)
Net deferred tax assets	$12,097	$13,831

As of fiscal 2021 and 2020, the Company maintained a valuation allowance of $0.3 million and $0.7 million, respectively, related to unused California Enterprise Zone Tax Credits, which the Company will not be able to carry forward beyond 2024 as a result of California’s termination of this program. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, except as noted above, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced. Certain prior period amounts were reclassified to conform with current period presentation requirements.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2018 and after, and state and local income tax returns are open for fiscal years 2017 and after.

As of January 2, 2022 and January 3, 2021, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of January 2, 2022 and January 3, 2021, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
	January 2, 2022	January 3, 2021
	(In thousands, except per share data)
Net income	$102,386	$55,940
Weighted-average shares of common stock outstanding:
Basic	21,670	21,260
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	842	403
Diluted	22,512	21,663
Basic earnings per share	$4.73	$2.63
Diluted earnings per share	$4.55	$2.58
Antidilutive share option awards excluded from diluted calculation	2	494
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	—	46

The computation of diluted earnings per share for the periods presented excludes certain share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share).

No nonvested share awards or nonvested share unit awards were antidilutive for fiscal 2021. The computation of diluted earnings per share for fiscal 2020 excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(10)
Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $5.3 million and $3.7 million for fiscal 2021 and 2020, respectively.

(11)
Related Party Transactions

Prior to his death in fiscal 2008, the Company had an employment agreement with Robert W. Miller (“Mr. Miller”), co-founder of the Company and the father of Steven G. Miller, Chairman of the Board, President, Chief Executive Officer and a director of the Company. The employment agreement provided for Mr. Miller to receive an annual base salary of $350,000. The employment agreement further provided that, following his death, the Company would pay his surviving wife $350,000 per year and provide her specified benefits for the remainder of her life. During fiscal 2020, the Company made a payment of $350,000 to Mr. Miller’s wife. The Company recognized expense of $0.3 million in fiscal 2020, to provide for a liability for the future obligations under this agreement. Based upon actuarial valuation estimates related to this agreement, the Company had a recorded liability of $1.0 million as of January 3, 2021. The short-term portion of this liability was recorded in accrued expenses in the Company’s consolidated balance sheets and the long-term portion was recorded in other long-term liabilities in the Company’s consolidated balance sheet.

In January 2021, Mrs. Miller passed away and, accordingly, the Company eliminated the liability of $1.0 million and reduced selling and administrative expense by the same amount in the first quarter of fiscal 2021.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(12)
Commitments and Contingencies

Eminent Domain Matter

On approximately March 13, 2018, the Orange County Transportation Authority (“OCTA”) filed an eminent domain action against the Company and its Westminster, California, store location to acquire the Company’s interest in the property for public purposes related to a transportation project. The Company surrendered possession of this location on approximately January 31, 2019. On March 31, 2020, the Company and representatives of the OCTA agreed to a preliminary settlement of the proceedings, which was formally approved by the OCTA’s Board on approximately April 27, 2020. Pursuant to the terms of the settlement, on May 21, 2020, the Company received a cash condemnation settlement from the OCTA in the amount of $2.5 million for lost profit and property. The Company recorded a pre-tax gain for the $2.5 million in the second quarter of fiscal 2020 related to the settlement, of which $0.2 million represented lost property and equipment, which was included as other income in the Company’s consolidated statement of operations. Attorneys’ fees related to this settlement totaled $0.1 million in fiscal 2020 and were included in selling and administrative expense in the Company’s consolidated statement of operations.

Recovery of Insurance Proceeds

In the second quarter of fiscal 2020, seven of the Company’s stores were damaged and qualified for loss recovery claims as a result of civil unrest, and the Company disposed of assets of approximately $0.6 million related to lost inventory and property and equipment. In the first quarter of fiscal 2021, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.3 million, the Company received a cash insurance recovery of $1.3 million in total, of which $1.0 million related to the reimbursement of lost inventory and profit margin, $0.2 million related to the reimbursement of property and equipment, and $0.1 million related to a reimbursement for business interruption. Accordingly, the Company recognized gains of $0.5 million related to the recovery of lost profit margin and business interruption, and $0.2 million related to the recovery of property and equipment. The gain related to the recovery of lost profit margin and business interruption is included in the Company’s consolidated statement of operations as a reduction to cost of goods sold, and the gain related to the recovery of lost property and equipment is included in the Company’s consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2021.

In July 2019, one of the Company’s stores was damaged as a result of a fire and, in the fourth quarter of fiscal 2019, the Company disposed of assets of approximately $0.8 million related to lost inventory and property and equipment. In the fourth quarter of fiscal 2020, the Company reached an agreement with its insurance carrier and, after application of a previous advance of $0.5 million and deductible of $0.2 million, the Company received a cash insurance recovery and recorded a gain of $2.8 million in total, of which $1.7 million related to the reimbursement of property and equipment, $0.8 million related to the reimbursement of lost profit margin, and $0.3 million related to a reimbursement for business interruption. The reimbursement of lost property and equipment is included in the Company’s consolidated statements of operations as a reduction to selling and administrative expense, and the reimbursement of lost profit margin and business interruption is included in the Company’s consolidated statements of operations as a reduction to cost of goods sold for fiscal 2020.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

(13)
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

The 2019 Plan (i) permits the Company to issue a maximum of 3,848,803 shares of the Company’s common stock plus the number of any additional shares that may thereafter become available as a result of the forfeiture, expiration or other cancellation of awards under any prior plans; and (ii) expires on April 11, 2029.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. As of January 2, 2022, 1,716,479 shares remained available for future grant, and 383,035 share option awards, 551,700 nonvested share awards and zero nonvested share unit awards remained outstanding.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2021 and 2020 was $2.0 million and $1.7 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million in fiscal 2021 and 2020 and compensation expense recognized in selling and administrative expense was $1.9 million and $1.6 million in fiscal 2021 and 2020, respectively. The recognized tax benefit related to compensation expense for fiscal 2021 and 2020 was $0.5 million and $0.4 million, respectively. Net income for fiscal 2021 and 2020 reflects the net-of-tax charge of $1.5 million and $1.3 million, respectively, or $0.07 and $0.06 per basic and diluted share, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 10,000 share option awards with a weighted-average grant-date fair value of $12.16 per share option award in fiscal 2021, and granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per share option award in fiscal 2020.

The following table details the Company’s share option awards activity for the current fiscal year:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2021	742,800	$4.62
Granted	10,000	24.72
Exercised	(369,765)	5.85
Outstanding at January 2, 2022	383,035	$3.96	7.60	$5,823,394
Exercisable at January 2, 2022	15,105	$4.17	7.16	$224,197
Vested and Expected to Vest at January 2, 2022	378,595	$3.96	7.59	$5,752,679

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $19.01 per share as of January 2, 2022, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2021 was approximately $6.6 million, $2.2 million and $1.6 million, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Year Ended
	January 2, 2022	January 3, 2021
Risk-free interest rate	1.3%	0.9%
Expected term	6.5 years	5.7 years
Expected volatility	75.7%	63.0%
Expected dividend yield	4.0%	—

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

As of January 2, 2022, there was $0.4 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.6 years.

Nonvested Share Awards and Nonvested Share Unit Awards

Nonvested share awards granted by the Company vest for employees from the date of grant in four equal annual installments of 25% per year. Nonvested share awards and nonvested share unit awards granted by the Company to non-employee directors for their service as directors, as defined by ASC 718, vest 100% on the earlier of (a) the date of the Company’s next annual stockholders meeting following the grant date, or (b) the first anniversary of the grant date.

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. On January 14, 2022, the Company delivered 124,012 shares on vested share unit awards, which included dividend reinvestments, to a Board member who retired in November 2021. Outstanding nonvested share awards and nonvested share unit awards accrue dividends at the same rate as dividends paid to the Company’s shareholders. Accrued dividends on nonvested share awards are paid upon vesting of the underlying shares and forfeited if a recipient’s service to the Company is terminated prior to vesting. Accrued dividends on nonvested share unit awards are reinvested into additional nonvested share unit awards, vest on the same schedule as the underlying share unit awards, and are settled at the same time as the underlying share unit awards. The total fair value of nonvested share awards which vested during fiscal 2021 and 2020 was $5.3 million and $0.4 million, respectively. The total fair value of nonvested share unit awards which vested during fiscal 2021 and 2020 was $2.1 million and $0.2 million, respectively.

The Company granted 248,550 nonvested share awards with a weighted-average grant-date fair value of $15.61 per share award in fiscal 2021 and granted 321,600 nonvested share awards with a weighted-average grant-date fair value of $1.69 per share award in fiscal 2020.

The following table details the Company’s nonvested share awards activity for the current fiscal year:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	591,325	$3.79
Granted	248,550	15.61
Vested	(268,550)	4.83
Forfeited	(19,625)	6.59
Balance at January 2, 2022	551,700	$8.51

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2021, the Company withheld 70,228 common shares with a total value of $1.0 million. This amount is presented as a cash outflow from financing activities in the Company’s consolidated statement of cash flows.

As of January 2, 2022, dividends accrued but not paid related to nonvested share awards were $1.6 million.

The Company granted 2,614 nonvested share unit awards with a weighted-average grant-date fair value of $28.69 per share unit award in fiscal 2021 and granted 40,000 nonvested share unit awards with a weighted-average grant-date fair value of $2.28 per share unit award in fiscal 2020. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

The following table details the Company’s nonvested share unit awards activity for the current fiscal year:

	Units	Weighted- Average Grant- Date Fair Value
Balance at January 3, 2021	41,160	$1.91
Granted	2,614	28.69
Dividend reinvestments	30,182	24.79
Vested	(42,614)	3.90
Dividend reinvestments vested	(31,342)	24.13
Balance at January 2, 2022	—	$—

As of January 2, 2022, there were 285,591 cumulative vested share unit awards remaining, of which 79,271 of these awards represented cumulative dividend reinvestments. These cumulative vested share unit awards are deliverable to the holders on the tenth business day of January following the year in which the holder’s service to the Company terminates, at which time the units convert to shares of the Company’s common stock and become outstanding.

As of January 2, 2022, there was $3.2 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.2 years. There was no remaining unrecognized compensation expense related to nonvested share unit awards.

(14)
Subsequent Event

In the first quarter of fiscal 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 25, 2022 to stockholders of record as of March 11, 2022.

Also, in the first quarter of fiscal 2022, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to an additional $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $7.7 million remained available for repurchase.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
January 2, 2022
Allowance for doubtful receivables	$58	$83		$(79)	$62
Allowance for sales returns	$2,444	$84	(1)	$—	$2,528
Inventory reserves	$6,138	$3,335		$(3,926)	$5,547
January 3, 2021
Allowance for doubtful receivables	$58	$44		$(44)	$58
Allowance for sales returns	$2,702	$(258)	(1)	$—	$2,444
Inventory reserves	$6,796	$2,954		$(3,612)	$6,138

(1)
Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II