Form 10-Q
period 2022-04-03
BIG 5 SPORTING GOODS Corp
filed 2022-05-04
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 22,326,789 shares of common stock, with a par value of $0.01 per share, outstanding as of April 26, 2022.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$62,038	$97,420
Accounts receivable, net of allowances of $60 and $62, respectively	11,709	13,654
Merchandise inventories, net	301,517	279,981
Prepaid expenses	14,125	16,293
Total current assets	389,389	407,348
Operating lease right-of-use assets, net	279,257	270,110
Property and equipment, net	58,010	60,401
Deferred income taxes	11,064	12,097
Other assets, net of accumulated amortization of $1,019 and $905, respectively	4,040	3,997
Total assets	$741,760	$753,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,304	$104,359
Accrued expenses	67,444	85,041
Current portion of operating lease liabilities	76,032	76,882
Current portion of finance lease liabilities	3,431	3,518
Total current liabilities	247,211	269,800
Operating lease liabilities, less current portion	213,377	204,134
Finance lease liabilities, less current portion	5,929	6,456
Other long-term liabilities	6,342	6,254
Total liabilities	472,859	486,644
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,451,105 and 26,109,003 shares, respectively; outstanding 22,344,586 and 22,097,467 shares, respectively	264	260
Additional paid-in capital	124,501	124,909
Retained earnings	195,815	192,261
Less: Treasury stock, at cost; 4,106,519 and 4,011,536 shares, respectively	(51,679)	(50,121)
Total stockholders' equity	268,901	267,309
Total liabilities and stockholders' equity	$741,760	$753,953

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	April 3, 2022	April 4, 2021
Net sales	$241,981	$272,806
Cost of sales	156,048	174,913
Gross profit	85,933	97,893
Selling and administrative expense	75,317	70,144
Operating income	10,616	27,749
Interest expense	184	342
Income before income taxes	10,432	27,407
Income tax expense	1,329	5,861
Net income	$9,103	$21,546
Earnings per share:
Basic	$0.42	$1.01
Diluted	$0.41	$0.96
Weighted-average shares of common stock outstanding:
Basic	21,680	21,417
Diluted	22,300	22,371

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended April 3, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309
Net income	—	—	—	9,103	—	9,103
Dividends on common stock ($0.25 per share)	—	—	—	(5,549)	—	(5,549)
Issuance of nonvested share awards	236,560	2	(2)	—	—	—
Conversion of vested share unit awards	124,012	1	(1)	—	—	—
Exercise of share option awards	61,575	1	244	—	—	245
Share-based compensation	—	—	563	—	—	563
Forfeiture of nonvested share awards	(2,705)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(77,340)	—	(1,212)	—	—	(1,212)
Purchases of treasury stock	(94,983)	—	—	—	(1,558)	(1,558)
Balance as of April 3, 2022	22,344,586	$264	$124,501	$195,815	$(51,679)	$268,901

	13 Weeks Ended April 4, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	21,546	—	21,546
Dividends on common stock ($0.15 per share)	—	—	—	(3,339)	—	(3,339)
Issuance of nonvested share awards	235,480	2	(2)	—	—	—
Exercise of share option awards	196,200	2	974	—	—	976
Share-based compensation	—	—	425	—	—	425
Forfeiture of nonvested share awards	(3,520)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Balance as of April 4, 2021	22,288,260	$259	$122,188	$171,280	$(42,527)	$251,200

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Net income	$9,103	$21,546
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	4,410	4,259
Share-based compensation	563	425
Amortization of other assets	114	265
Loss on disposal of equipment	288	—
Noncash lease expense	16,820	16,033
Proceeds from insurance recovery - lost profit margin and expenses	—	1,083
Gain on recovery of insurance proceeds - lost profit margin and expenses	—	(460)
Gain on recovery of insurance proceeds - property and equipment	—	(249)
Deferred income taxes	1,033	1,299
Changes in operating assets and liabilities:
Accounts receivable, net	1,989	7,885
Merchandise inventories, net	(21,536)	3,893
Prepaid expenses and other assets	2,011	927
Accounts payable	(3,891)	7,683
Operating lease liabilities	(17,618)	(16,828)
Accrued expenses and other long-term liabilities	(17,003)	(5,787)
Net cash (used in) provided by operating activities	(23,717)	41,974

Cash flows from investing activities:
Purchases of property and equipment	(2,939)	(1,742)
Proceeds from insurance recovery - property and equipment	—	249
Proceeds from disposal of property and equipment	13	—
Net cash used in investing activities	(2,926)	(1,493)

Cash flows from financing activities:
Changes in book overdraft	534	68
Debt issuance costs paid	—	(717)
Principal payments under finance lease liabilities	(815)	(931)
Proceeds from exercise of share option awards	245	948
Cash purchases of treasury stock	(1,389)	—
Tax withholding payments for share-based compensation	(1,212)	(1,046)
Dividends paid	(6,102)	(3,360)
Net cash used in financing activities	(8,739)	(5,038)

Net (decrease) increase in cash and cash equivalents	(35,382)	35,443

Cash and cash equivalents at beginning of period	97,420	64,654

Cash and cash equivalents at end of period	$62,038	$100,097

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$201	$3,334
Property and equipment additions unpaid	$1,570	$1,316
Supplemental disclosures of cash flow information:
Interest paid	$148	$192
Income taxes paid	$7	$6

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of April 3, 2022. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 2022 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2022 is comprised of 52 weeks and ends on January 1, 2023. Fiscal year 2021 was comprised of 52 weeks and ended on January 2, 2022. The interim periods in fiscal 2022 and 2021 are each comprised of 13 weeks.

Recently Issued Accounting Updates

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities, and the impact from this standard is expected to be immaterial.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

COVID-19 Impact on Concentration of Risk

In recent years, the novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. At the start of the COVID-19 pandemic in fiscal 2020, the Company was forced to temporarily close more than half of its retail store locations and was subsequently able to gradually reopen these stores. In the first quarter of fiscal 2021, the Company experienced a limited number of temporary store closures throughout the chain resulting from COVID-19 outbreaks. As the pandemic continues to evolve, the Company may be further required to restrict the operations of its stores or distribution center if it is deemed necessary or if recommended or mandated by authorities.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19 has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or the Company or its vendors are unable to obtain the necessary shipping capacity to transport products to the Company’s distribution center, the Company may be unable to maintain delivery schedules or adequate inventory in its stores. During the second half of fiscal 2021, and continuing into the first quarter of fiscal 2022, the Company experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited the Company’s ability to obtain desired quantities of inventory for various merchandise categories. While the Company has generally been able to sufficiently stock product in its stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching the Company’s stores from overseas vendors, particularly during the holiday season, could result in the inability to obtain adequate levels of merchandise inventories to meet consumers’ needs, which could have an adverse impact on net sales and profitability.

General Concentration of Risk

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 36.8% of total purchases in fiscal 2021. One vendor, Nike, represented greater than 5% of total purchases, at 7.6%, in fiscal 2021 and accounted for 8.7% of the Company’s total sales in fiscal 2021. In early fiscal 2021, the Company was informed of an expansion of Nike’s direct-to-consumer initiatives that impacted certain multi-branded retailers, including the Company. This has led to a significant reduction in the Company’s supply chain relative to this vendor. Although the Company is no longer purchasing products directly from Nike, the Company expects to continue to purchase certain Nike branded products from authorized licensees. This transition did not have a material impact on the Company’s sales in fiscal 2021 or the first quarter of fiscal 2022. The Company has been actively expanding its relationships with other new and existing vendors in an effort to replace the affected Nike product within its product mix.

A substantial amount of the Company’s inventory is manufactured abroad, and shipping ports may experience capacity constraints (such as delays associated with COVID-19), labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, such as the current conflict in Ukraine, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell, either through supply chain disruptions or rising fuel costs.

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 3, 2022, including those resulting from the impacts of future COVID-19 variant outbreaks, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Revenue Recognition

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online. Generally, all revenue is recognized when control of the promised goods is transferred to customers, for an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is probable since the Company only extends immaterial credit purchases to certain municipalities and local school districts.

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Hardgoods	$120,964	$140,906
Athletic and sport footwear	62,766	66,673
Athletic and sport apparel	56,574	63,526
Other sales	1,677	1,701
Net sales	$241,981	$272,806

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 weeks ended April 3, 2022 and April 4, 2021.

The Company recognized $1.8 million and $1.7 million in stored-value card redemption revenue for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively. The Company also recognized $0.1 million in stored-value card breakage revenue for the 13 weeks ended April 3, 2022 and April 4, 2021. The Company had outstanding stored-value card liabilities of $7.8 million and $8.3 million as of April 3, 2022 and January 2, 2022, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.8 million and $1.2 million related to estimated sales returns as of April 3, 2022 and January 2, 2022, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.7 million and $2.5 million as of April 3, 2022 and January 2, 2022, respectively.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments of excess cash into U.S. Treasury bills, which have maturities of 90 days or less. See Note 3 to the Interim Financial Statements for a further discussion on the fair value of U.S. Treasury bills. Book overdrafts are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets.

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

The Company did not recognize any impairment charges in the first quarter of fiscal 2022 or 2021.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statements of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the interim unaudited condensed consolidated balance sheets. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly liquid investments of excess cash into U.S. Treasury bills, which have maturities of 90 days or less. As of April 3, 2022 and January 2, 2022, the Company recorded $50.0 million and $75.0 million, respectively, in cash equivalents, and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly, based on the prevailing market interest rate as of the measurement date. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of April 3, 2022 and January 2, 2022, there were no long-lived assets subject to impairment.

(4)
Accrued Expenses

The major components of accrued expenses are as follows:

	April 3, 2022	January 2, 2022
	(In thousands)
Payroll and related expense	$27,241	$37,345
Occupancy expense	10,235	10,168
Sales tax	8,681	12,112
Other	21,287	25,416
Accrued expenses	$67,444	$85,041

Payroll and related expense as of April 3, 2022 and January 2, 2022 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Lease expense:
Operating lease expense	$20,561	$20,336
Variable lease expense	4,624	4,492
Sublease income	—	(78)
Operating lease expense	25,185	24,750
Amortization of right-of-use assets	902	649
Interest on lease liabilities	73	59
Finance lease expense	975	708
Total lease expense	$26,160	$25,458

In accordance with ASC 842, other information related to leases was as follows:

	13 Weeks Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Operating cash flows from operating leases	$22,048	$22,145
Financing cash flows from finance leases	815	931
Operating cash flows from finance leases	82	60
Cash paid for amounts included in the measurement of lease liabilities	$22,945	$23,136

Right-of-use assets obtained in exchange for new finance lease liabilities	$216	$3,334
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,041	$9,446
Weighted-average remaining lease term—finance leases	3.7 years	3.5 years
Weighted-average remaining lease term—operating leases	5.0 years	4.9 years
Weighted-average discount rate—finance leases	3.0%	3.7%
Weighted-average discount rate—operating leases	5.1%	5.9%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of April 3, 2022 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2022 (remaining nine months)	$3,071	$67,088
2023	2,585	72,518
2024	1,787	64,209
2025	1,304	47,196
2026	867	31,951
Thereafter	197	43,608
Undiscounted cash flows	$9,811	$326,570
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.7 years	5.0 years
Weighted-average discount rate	3.0%	5.1%
Present values	$9,360	$289,409
Lease liabilities - current	3,431	76,032
Lease liabilities - long-term	5,929	213,377
Lease liabilities - total	$9,360	$289,409
Difference between undiscounted and discounted cash flows	$451	$37,161

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

Generally, the Company may designate specific borrowings under the Loan Agreement as either base rate loans or LIBO rate loans. The applicable interest rate on the Company’s borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as LIBO rate loans bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” As amended, the Loan Agreement provides for a transition to an alternative benchmark reference rate following the cessation of the LIBO rate. The applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

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

As of April 3, 2022 and January 2, 2022, the Company had no long-term revolving credit borrowings outstanding. As of April 3, 2022 and January 2, 2022, the Company had letter of credit commitments of $1.1 million outstanding. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million as of April 3, 2022 and January 2, 2022.

(7)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of April 3, 2022 and January 2, 2022, the Company had a valuation allowance for deferred income tax assets of $0.3 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2018 and after, and state and local income tax returns are open for fiscal years 2017 and after.

The provision for income taxes for the 13 weeks ended April 4, 2021 reflected a $0.2 million favorable reduction of the Company’s previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California.

As of April 3, 2022 and January 2, 2022, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of April 3, 2022 and January 2, 2022, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 3, 2022	April 4, 2021
	(In thousands, except per share data)
Net income	$9,103	$21,546
Weighted-average shares of common stock outstanding:
Basic	21,680	21,417
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	620	954
Diluted	22,300	22,371
Basic earnings per share	$0.42	$1.01
Diluted earnings per share	$0.41	$0.96
Antidilutive share option awards excluded from diluted calculation	10	28
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	—	57

The computation of diluted earnings per share for the 13 weeks ended April 3, 2022 and April 4, 2021 excludes certain share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

No nonvested share awards or nonvested share unit awards were antidilutive for the 13 weeks ended April 3, 2022. The computation of diluted earnings per share for the 13 weeks ended April 4, 2021 excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

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

(10)
Share-based Compensation

In April 2019, the Company adopted its 2019 Equity Incentive Plan (the “2019 Plan”). As of April 3, 2022, 1,125,873 shares remained available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 million in share-based compensation expense for the 13 weeks ended April 3, 2022, respectively, compared to $0.4 million in share-based compensation expense for the 13 weeks ended April 4, 2021, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first quarter of fiscal 2022 and 2021.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2022	383,035	$3.96
Exercised	(61,575)	3.99
Outstanding at April 3, 2022	321,460	$3.95	7.41	$4,069,843
Exercisable at April 3, 2022	116,327	$4.13	6.93	$1,421,366
Vested and Expected to Vest at April 3, 2022	320,416	$3.95	7.41	$4,056,997

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $16.35 as of April 3, 2022, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

As of April 3, 2022, there was $0.3 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.7 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2022 and 2021 was $3.2 million and $2.8 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2022 or 2021. On January 14, 2022, the Company delivered 124,012 shares outstanding on previously vested share unit awards, which included dividend reinvestments, to a former Board member who retired in November 2021.

The Company granted 236,560 and 235,480 nonvested share awards in the first quarter of fiscal 2022 and 2021, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2022 and 2021 was $15.68 and $14.89, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 2, 2022	551,700	$8.51
Granted	236,560	15.68
Vested	(203,630)	6.87
Forfeited	(2,705)	7.60
Balance at April 3, 2022	581,925	$12.00

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2022, the Company withheld 77,340 common shares with a total value of $1.2 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of April 3, 2022, there was $6.4 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.9 years. As of April 3, 2022, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

(11)
Subsequent Events

On April 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on June 15, 2022 to stockholders of record as of June 1, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of April 3, 2022, the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the fiscal 13-week periods ended April 3, 2022 and April 4, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 2, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 2, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 2, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 4, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein, the Risk Factors included herein and in our other filings with the Securities and Exchange Commission (“SEC”), and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2022 is comprised of 52 weeks and ends on January 1, 2023. Fiscal 2021 was comprised of 52 weeks and ended on January 2, 2022. The interim periods in fiscal 2022 and 2021 are each comprised of 13 weeks.

Overview

We are a leading sporting goods retailer in the western United States, with 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of April 3, 2022. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation.

In the first quarter of fiscal 2022 and 2021 we did not open or close any stores. For fiscal 2022, we anticipate opening approximately four new stores and closing approximately two stores.

Executive Summary

Net income decreased in the first quarter of fiscal 2022 compared with historically-high net income in the first quarter of fiscal 2021 as a result of decreased net sales and increased selling and administrative expense, partially offset by the favorable impact of higher merchandise margins year over year. Decreases in net sales and earnings in the first quarter of fiscal 2022 reflected comparison to the first quarter of fiscal 2021, which represented our highest first-quarter net sales and net income as a public company as a result of strong consumer demand associated with the COVID-19 pandemic. While earnings in the first quarter of fiscal 2022 decreased from the prior year, net income remained healthy compared to pre-pandemic levels due mainly to a continuation of improved merchandise margins.

•
Net sales for the first quarter of fiscal 2022 decreased 11.3% to $242.0 million compared to $272.8 million for the first quarter of fiscal 2021. The decrease in net sales reflects a decline of 11.4% in same store sales when compared with the first quarter of fiscal 2021, when same store sales increased by 31.8% over the first quarter of fiscal 2020. The same store sales increase achieved in the first quarter of fiscal 2021 reflected our then-highest quarterly same store sales increase as a public company. Our lower same store sales in the first quarter of fiscal 2022 reflected decreases across each of our major merchandise categories of hardgoods, apparel and footwear.
•
Gross profit for the first quarter of fiscal 2022 represented 35.5% of net sales, compared with 35.9% in the first quarter of the prior year. The decrease in gross profit margin primarily reflects higher store occupancy expense as a percentage of net sales, partially offset by higher merchandise margins, compared with the prior year.
•
Selling and administrative expense for the first quarter of fiscal 2022 increased 7.4% to $75.3 million, or 31.1% of net sales, compared to $70.1 million, or 25.7% of net sales, for the first quarter of fiscal 2021. The increase in selling and administrative expense primarily reflects increased employee labor and benefit-related expense year over year, along with the elimination of an employment agreement-related liability last year.
•
Net income for the first quarter of fiscal 2022 was $9.1 million, or $0.41 per diluted share, compared to net income of $21.5 million, or $0.96 per diluted share, for the first quarter of fiscal 2021. The decreased earnings primarily reflect lower net sales and higher selling and administrative expense, partially offset by the favorable impact of higher merchandise margins year over year.
•
Operating cash flow for the first quarter of fiscal 2022 was a negative $23.7 million compared to operating cash flow in the first quarter of fiscal 2021 of a positive $42.0 million. The decreased operating cash flow was due primarily to increased funding of merchandise inventory and a decrease in net income year over year, combined with decreased accrued expenses primarily related to company performance-based incentive accruals and income taxes.
•
Capital expenditures for the first quarter of fiscal 2022 increased to $2.9 million from $1.7 million for the first quarter of fiscal 2021. We expect to open approximately four new stores in fiscal 2022, after opening five new stores in the prior year.

•
Cash and cash equivalents were $62.0 million, $97.4 million and $100.1 million as of April 3, 2022, January 2, 2022 and April 4, 2021, respectively. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.
•
We paid cash dividends in the first quarter of fiscal 2022 of $6.1 million, or $0.25 per share, compared with $3.4 million, or $0.15 per share, in the first quarter of fiscal 2021.
•
We repurchased 94,983 shares of common stock for $1.6 million in the first quarter of fiscal 2022.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended April 3, 2022 Compared to 13 Weeks Ended April 4, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 3, 2022		April 4, 2021
	(Dollars in thousands)
Net sales	$241,981	100.0%	$272,806	100.0%
Cost of sales (1)	156,048	64.5	174,913	64.1
Gross profit	85,933	35.5	97,893	35.9
Selling and administrative expense (2)	75,317	31.1	70,144	25.7
Operating income	10,616	4.4	27,749	10.2
Interest expense	184	0.1	342	0.1
Income before income taxes	10,432	4.3	27,407	10.1
Income tax expense	1,329	0.5	5,861	2.1
Net income	$9,103	3.8%	$21,546	8.0%

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

Net Sales. Net sales decreased by $30.8 million, or 11.3%, to $242.0 million in the first quarter of fiscal 2022 from $272.8 million in the first quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $30.6 million, or 11.4%, for the 13 weeks ended April 3, 2022, versus the comparable 13-week period in the prior year. The decrease in same store sales reflected the following:
o
The decrease in same store sales compares to a 31.8% increase in same store sales for the first quarter of fiscal 2021, which at the time was our highest quarterly increase in same store sales as a public company. Sales in the first quarter of fiscal 2022 were impacted by unfavorable warm and dry winter weather conditions in our markets, as well as reduced customer traffic due to COVID-19 and product availability constraints resulting from ongoing supply chain disruptions.
o
The record increase in our same store sales achieved for the first quarter of fiscal 2021 resulted from strong consumer demand for many categories of sporting goods products last year as certain COVID-19 pandemic restrictions were lifted, and also reflected favorable comparisons against temporary store closures related to COVID-19 in the first quarter of fiscal 2020.
o
Our lower same store sales reflected a decrease in each of our major merchandise categories of hardgoods, apparel and footwear.
o
Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first quarter of fiscal 2022 and 2021 were not material.

•
We experienced decreased customer transactions and a lower average sale per transaction in the first quarter of fiscal 2022 compared to the prior year.
•
The decrease in net sales was partially offset by a favorable calendar shift related to the Easter holiday, during which our stores are closed, from the first quarter in fiscal 2021 to the second quarter in fiscal 2022.

Gross Profit. Gross profit decreased by $12.0 million to $85.9 million, or 35.5% of net sales, in the 13 weeks ended April 3, 2022, compared with $97.9 million, or 35.9% of net sales, in the 13 weeks ended April 4, 2021. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $30.8 million, or 11.3%, compared with the first quarter of last year.
•
Store occupancy expense increased by $0.3 million, or 126 basis points as a percentage of net sales, compared with the first quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 119 basis points compared with the first quarter of last year when merchandise margins increased by a favorable 350 basis points. Our continued strong merchandise margins primarily reflect favorable promotional pricing, a shift in our product sales mix and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing continue to reflect increased raw material, labor and freight costs initially resulting from shortages related to COVID-19. Shipping capacity constraints and labor shortages at the ports also continue to contribute to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products in our stores to meet customer demand.
•
Distribution expense, including costs capitalized into inventory, decreased by $1.4 million, but increased by an unfavorable 3 basis points as a percentage of net sales, in the first quarter of fiscal 2022 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory, partially offset by higher freight-related expense.

Selling and Administrative Expense. Selling and administrative expense increased by $5.2 million to $75.3 million, or 31.1% of net sales, in the 13 weeks ended April 3, 2022, from $70.1 million, or 25.7% of net sales, in the first quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $3.0 million due largely to increases in employee labor and benefit-related expense as well as various operating expenses to support our increased operating hours compared with the reduced store operating hours that we maintained in the prior year in response to the pandemic. While store operating hours were higher in the first quarter of fiscal 2022 compared with the same period last year, store operating hours remain below pre-pandemic levels. Higher labor expense for the first quarter of fiscal 2022 also reflected increased wage expense as a result of higher demand for labor in many of our markets, and these wage pressures continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.00 per hour in 2022. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. We estimate that the impact of the California state-wide minimum wage rate increase, combined with the impact of the additional minimum wage rate increases in certain other jurisdictions within California and other states, caused our labor expense to increase by approximately $0.5 million for the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021.
•
Administrative expense increased by $1.8 million, primarily attributable to an increase in employee labor and benefit-related expense in the current year and the elimination of an employment agreement-related liability in the first quarter of fiscal 2021, partially offset by a decrease in company performance-based incentive accruals in the current year.
•
Our advertising expense increased by $0.3 million in the first quarter of fiscal 2022 due mainly to higher digital advertising in comparison to the prior year. Despite this year-over-year increase, our expenses continue to benefit from significantly reduced advertising activity that resulted from initial measures we took in response to COVID-19 in fiscal 2020. We expect our expenses to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.

Interest Expense. Interest expense decreased by $0.2 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.

Income Taxes. The provision for income taxes decreased to $1.3 million for the first quarter of fiscal 2022 from $5.9 million for the first quarter of fiscal 2021, primarily reflecting lower pre-tax income in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Our effective tax rate was 12.7% for the first quarter of fiscal 2022 and 21.4% for the first quarter of fiscal 2021. Our lower effective tax rate for the first quarter of fiscal 2022 reflected a higher tax deduction related to share-based compensation combined with lower pretax income.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flows from operations and borrowings from the revolving credit facility, when necessary.

As of April 3, 2022, we had $62.0 million of cash and cash equivalents compared to $100.1 million of cash and cash equivalents as of April 4, 2021. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(23,717)	$41,974
Investing activities	(2,926)	(1,493)
Financing activities	(8,739)	(5,038)
Net (decrease) increase in cash and cash equivalents	$(35,382)	$35,443

Operating Activities. Operating cash flows for the first quarter of fiscal 2022 and 2021 were a negative $23.7 million and a positive $42.0 million, respectively. The decreased cash flow provided by operating activities for the first quarter of fiscal 2022 compared to the prior year primarily reflects increased funding of merchandise inventory, decreased net income, decreased accrued expenses primarily related to performance-based incentive accruals and income taxes, and smaller decreases in credit card receivables.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2022 and 2021 was $2.9 million and $1.5 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. In the first quarter of fiscal 2021, capital expenditures of $1.7 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first quarter of fiscal 2022 and 2021 were a negative $8.7 million and a negative $5.0 million, respectively. For the first quarter of fiscal 2022, net cash was used primarily to fund dividend payments, purchase treasury stock and make principal payments on finance lease liabilities. For the first quarter of fiscal 2021, net cash was used primarily to fund dividend payments, make principal payments on finance lease liabilities and pay debt issuance costs, partially offset by proceeds received from the exercise of employee share option awards. The change in cash flow from financing activities for the first quarter of fiscal 2022 compared to last year primarily reflects an increase in the quarterly dividend rate declared and paid in the first quarter of fiscal 2022.

As of April 3, 2022, January 2, 2022 and April 4, 2021, we had no revolving credit borrowings and $1.1 million of letter of credit commitments outstanding.

In the first quarter of fiscal 2021, second quarter of fiscal 2021, third quarter of fiscal 2021 and fourth quarter of fiscal 2021 our Board of Directors declared quarterly cash dividends of $0.15 per share of outstanding common stock, $0.18 per share of outstanding common stock, $0.25 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively. Additionally, in the second quarter of fiscal 2021 and fourth quarter of fiscal 2021, our Board of Directors declared special cash dividends of $1.00 per share of outstanding common stock. In the first quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, and in the second quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on June 15, 2022 to stockholders of record as of June 1, 2022.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock, which was in effect through the fourth quarter of fiscal 2021 and under which a total of $7.7 million remained available for share repurchases as of January 2, 2022. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 94,983 shares of common stock in the first quarter of fiscal 2022 pursuant to our new share repurchase program. We did not repurchase any shares of common stock in the first quarter of fiscal 2021. Since the inception of our initial share repurchase program in May 2006 through April 3, 2022, we have repurchased a total of 3,985,278 shares for $51.0 million.

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

Generally, we may designate specific borrowings under the Loan Agreement as either base rate loans or LIBO rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as LIBO rate loans bear interest at a rate equal to the then applicable adjusted LIBO rate plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the LIBO rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” As amended, the Loan Agreement provides for a transition to an alternative benchmark reference rate following the cessation of the LIBO rate. The applicable margin for all loans will be a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

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

Future Capital Requirements. We had cash and cash equivalents on hand of $62.0 million as of April 3, 2022. We expect capital expenditures for fiscal 2022, excluding non-cash acquisitions, to range from approximately $14.0 million to $18.0 million primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2022, we anticipate opening approximately four new stores and closing approximately two stores.

Dividends are paid at the discretion of our Board of Directors. In fiscal 2021 we paid cash dividends of $2.83 per share of outstanding common stock. Dividends declared in fiscal 2021 included special dividends totaling $2.00 per share of outstanding common stock. In the first quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, and in the second quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on June 15, 2022 to stockholders of record as of June 1, 2022.

As of April 3, 2022, a total of $23.4 million remained available for share repurchases under our new share repurchase program. We repurchased 94,983 shares of our common stock in the first quarter of fiscal 2022 and did not repurchase any shares of our common stock in the first quarter of fiscal 2021. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first quarter of fiscal 2022 and 2021, we had no borrowings under our revolving credit facility. Our zero borrowings reflect improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, we consider our estimates on valuation of merchandise inventory to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended April 3, 2022.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results, which can suffer when weather does not conform to seasonal norms, such as the first quarter of fiscal 2022 when we experienced warm and dry winter-weather conditions across our markets. Seasonality in our net sales influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful. In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the consumer demand for our products generally or for our product mix in advance of a season, particularly the fourth quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly during the fourth quarter, can negatively impact our annual operating results.

In fiscal 2021 and the first quarter of fiscal 2022, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs have been impacted by these inflationary pressures, up to this point we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to continue to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2021 and the first quarter of fiscal 2022, we also experienced increased wage expense as a result of higher demand for labor in many of our markets.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of COVID-19, including any potential variants, on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During periods when we have outstanding borrowings under our Loan Agreement, we are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Loan Agreement is based on variable rates. We enter into borrowings under our Loan Agreement principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. As of April 3, 2022, we had no revolving credit borrowings outstanding.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. In fiscal 2021 and the first quarter of fiscal 2022, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs were impacted by these inflationary pressures, up to this point we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to continue to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 3, 2022, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

We are providing the following updated risk factor to supplement the risk factors contained in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Terrorism and the uncertainty of war may harm our operating results.

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, profitability and financial condition. The ongoing conflict in Ukraine may lead to disruption in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. Terrorist attacks could also have a significant impact on ports or international shipping on which we are substantially dependent for the supply of much of the merchandise we sell. Our corporate headquarters is located near Los Angeles International Airport and the Port of Los Angeles, which have been identified as potential terrorism targets. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we cannot currently predict. Military action taken in response to such attacks could also have a short or long-term negative economic impact upon the financial markets, international shipping and our business in general.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended April 3, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
January 3 – January 30	—	$—	—	$7,678,000
January 31 – February 27	—	$—	—	$7,678,000
February 28 – April 3	172,323	$16.40	94,983	$23,442,000
Total	172,323		94,983	$23,442,000

_________________________

(1)

The Company withheld 77,340 shares of Company common stock at an average price of $15.68 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.

(2)

In the first quarter of fiscal 2022, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to an additional $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $7.7 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s new share repurchase program. Under these programs, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through April 3, 2022, the Company repurchased a total of 3,985,278 shares for $51.0 million.

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

(4)

This amount reflects the dollar value of shares remaining available to repurchase under the Company’s previous share repurchase program (through February 27, 2022) and new share repurchase program (from February 28, 2022), authorized in the first quarter of fiscal 2022.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 4, 2022	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 4, 2022	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)