Form 10-Q
period 2022-07-03
BIG 5 SPORTING GOODS Corp
filed 2022-08-03
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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

There were 22,175,590 shares of common stock, with a par value of $0.01 per share, outstanding as of July 26, 2022.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$36,597	$97,420
Accounts receivable, net of allowances of $19 and $62, respectively	14,248	13,654
Merchandise inventories, net	337,703	279,981
Prepaid expenses	18,864	16,293
Total current assets	407,412	407,348
Operating lease right-of-use assets, net	294,828	270,110
Property and equipment, net	56,717	60,401
Deferred income taxes	10,490	12,097
Other assets, net of accumulated amortization of $1,131 and $905, respectively	4,537	3,997
Total assets	$773,984	$753,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$114,784	$104,359
Accrued expenses	68,195	85,041
Current portion of operating lease liabilities	77,421	76,882
Current portion of finance lease liabilities	3,481	3,518
Total current liabilities	263,881	269,800
Operating lease liabilities, less current portion	227,215	204,134
Finance lease liabilities, less current portion	5,536	6,456
Other long-term liabilities	6,937	6,254
Total liabilities	503,569	486,644
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,482,845 and 26,109,003 shares, respectively; outstanding 22,176,990 and 22,097,467 shares, respectively	264	260
Additional paid-in capital	125,151	124,909
Retained earnings	199,242	192,261
Less: Treasury stock, at cost; 4,305,855 and 4,011,536 shares, respectively	(54,242)	(50,121)
Total stockholders' equity	270,415	267,309
Total liabilities and stockholders' equity	$773,984	$753,953

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$253,800	$326,020	$495,781	$598,826
Cost of sales	164,934	199,097	320,982	374,010
Gross profit	88,866	126,923	174,799	224,816
Selling and administrative expense	76,628	78,379	151,945	148,523
Operating income	12,238	48,544	22,854	76,293
Interest expense	136	184	320	526
Income before income taxes	12,102	48,360	22,534	75,767
Income tax expense	3,168	11,557	4,497	17,418
Net income	$8,934	$36,803	$18,037	$58,349
Earnings per share:
Basic	$0.41	$1.69	$0.83	$2.70
Diluted	$0.41	$1.63	$0.81	$2.59
Weighted-average shares of common stock outstanding:
Basic	21,675	21,746	21,677	21,582
Diluted	22,039	22,593	22,197	22,507

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended July 3, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of April 3, 2022	22,344,586	$264	$124,501	$195,815	$(51,679)	$268,901
Net income	—	—	—	8,934	—	8,934
Dividends on common stock ($0.25 per share)	—	—	—	(5,507)	—	(5,507)
Issuance of nonvested share awards	48,070	—	—	—	—	—
Exercise of share option awards	6,175	—	27	—	—	27
Share-based compensation	—	—	623	—	—	623
Forfeiture of nonvested share awards	(22,505)	—	—	—	—	—
Purchases of treasury stock	(199,336)	—	—	—	(2,563)	(2,563)
Balance as of July 3, 2022	22,176,990	$264	$125,151	$199,242	$(54,242)	$270,415

	13 Weeks Ended July 4, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of April 4, 2021	22,288,260	$259	$122,188	$171,280	$(42,527)	$251,200
Net income	—	—	—	36,803	—	36,803
Dividends on common stock ($1.18 per share)	—	—	—	(26,355)	—	(26,355)
Issuance of nonvested share awards	13,070	—	—	—	—	—
Exercise of share option awards	121,475	1	823	—	—	824
Share-based compensation	—	—	479	—	—	479
Forfeiture of nonvested share awards	(2,535)	—	—	—	—	—
Balance as of July 4, 2021	22,420,270	$260	$123,490	$181,728	$(42,527)	$262,951

	26 Weeks Ended July 3, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309
Net income	—	—	—	18,037	—	18,037
Dividends on common stock ($0.50 per share)	—	—	—	(11,056)	—	(11,056)
Issuance of nonvested share awards	284,630	2	(2)	—	—	—
Conversion of vested share unit awards	124,012	1	(1)	—	—	—
Exercise of share option awards	67,750	1	271	—	—	272
Share-based compensation	—	—	1,186	—	—	1,186
Forfeiture of nonvested share awards	(25,210)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(77,340)	—	(1,212)	—	—	(1,212)
Purchases of treasury stock	(294,319)	—	—	—	(4,121)	(4,121)
Balance as of July 3, 2022	22,176,990	$264	$125,151	$199,242	$(54,242)	$270,415

	26 Weeks Ended July 4, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	58,349	—	58,349
Dividends on common stock ($1.33 per share)	—	—	—	(29,694)	—	(29,694)
Issuance of nonvested share awards	248,550	2	(2)	—	—	—
Exercise of share option awards	317,675	3	1,797	—	—	1,800
Share-based compensation	—	—	904	—	—	904
Forfeiture of nonvested share awards	(6,055)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Balance as of July 4, 2021	22,420,270	$260	$123,490	$181,728	$(42,527)	$262,951

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Net income	$18,037	$58,349
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	8,830	8,648
Share-based compensation	1,186	904
Amortization of other assets	225	366
Loss on disposal of equipment	288	—
Noncash lease expense	33,881	32,343
Proceeds from insurance recovery - lost profit margin and expenses	—	1,083
Gain on recovery of insurance proceeds - lost profit margin and expenses	—	(460)
Gain on recovery of insurance proceeds - property and equipment	—	(249)
Deferred income taxes	1,607	435
Changes in operating assets and liabilities:
Accounts receivable, net	(425)	3,608
Merchandise inventories, net	(57,722)	(7,725)
Prepaid expenses and other assets	(3,336)	(675)
Accounts payable	8,593	24,478
Operating lease liabilities	(35,148)	(33,704)
Accrued expenses and other long-term liabilities	(15,147)	1,337
Net cash (used in) provided by operating activities	(39,131)	88,738

Cash flows from investing activities:
Purchases of property and equipment	(5,532)	(4,105)
Proceeds from insurance recovery - property and equipment	—	249
Proceeds from disposal of property and equipment	13	—
Net cash used in investing activities	(5,519)	(3,856)

Cash flows from financing activities:
Changes in book overdraft	2,325	56
Debt issuance costs paid	—	(717)
Principal payments under finance lease liabilities	(1,899)	(1,559)
Proceeds from exercise of share option awards	272	1,800
Cash purchases of treasury stock	(4,121)	—
Tax withholding payments for share-based compensation	(1,212)	(1,046)
Dividends paid	(11,538)	(29,130)
Net cash used in financing activities	(16,173)	(30,596)

Net (decrease) increase in cash and cash equivalents	(60,823)	54,286

Cash and cash equivalents at beginning of period	97,420	64,654

Cash and cash equivalents at end of period	$36,597	$118,940

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$942	$4,649
Property and equipment additions unpaid	$1,363	$1,437
Supplemental disclosures of cash flow information:
Interest paid	$316	$356
Income taxes paid	$5,367	$10,889

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of July 3, 2022. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

COVID-19 Impact on Concentration of Risk

In recent years, the novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. At the start of the COVID-19 pandemic in fiscal 2020, the Company was forced to temporarily close more than half of its retail store locations and was subsequently able to gradually reopen these stores. In the first quarter of fiscal 2021, the Company experienced a limited number of temporary store closures throughout the chain resulting from COVID-19 outbreaks. Store operating hours in the second quarter of fiscal 2022 were negatively impacted by a resurgence of COVID-related cases that led to quarantining of employees of certain stores throughout the chain. As the pandemic continues to evolve, the Company may be further required to restrict the operations of its stores or distribution center if it is deemed necessary or if recommended or mandated by authorities.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19 has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or the Company or its vendors are unable to obtain the necessary shipping capacity to transport products to the Company’s distribution center, the Company may be unable to maintain delivery schedules or adequate inventory in its stores. During the second half of fiscal 2021, and continuing into the first half of fiscal 2022, the Company experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. While our ability to obtain product has begun to improve, these factors, in addition to workforce shortages in the trucking industry, have limited the Company’s ability to obtain desired quantities of inventory for various merchandise categories. While the Company has generally been able to sufficiently stock product in its stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching the Company’s stores from overseas vendors, particularly during the holiday season, could result in the inability to obtain adequate levels of merchandise inventories to meet consumers’ needs, which could have an adverse impact on net sales and profitability.

General Concentration of Risk

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 36.8% of total purchases in fiscal 2021. One vendor, Nike, represented greater than 5% of total purchases, at 7.6%, in fiscal 2021 and accounted for 8.7% of the Company’s total sales in fiscal 2021. In early fiscal 2021, the Company was informed of an expansion of Nike’s direct-to-consumer initiatives that impacted certain multi-branded retailers, including the Company. This has led to a significant reduction in the Company’s supply chain relative to this vendor. Although the Company is no longer purchasing products directly from Nike, the Company expects to continue to purchase certain Nike branded products from authorized licensees. The Company has been actively expanding its relationships with other new and existing vendors in an effort to replace the affected Nike product within its product mix, which has been hampered in some instances by vendor supply chain challenges.

A substantial amount of the Company’s inventory is manufactured abroad, and shipping ports may experience capacity constraints (such as delays associated with COVID-19), labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, such as the current conflict in Ukraine, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell, either through supply chain disruptions, or rising freight and fuel costs.

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after July 3, 2022, including those resulting from the impacts of future COVID-19 variant outbreaks, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Hardgoods	$149,392	$196,721	$270,357	$337,627
Athletic and sport footwear	60,622	71,561	123,389	138,235
Athletic and sport apparel	43,111	57,146	99,684	120,672
Other sales	675	592	2,351	2,292
Net sales	$253,800	$326,020	$495,781	$598,826

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 26 weeks ended July 3, 2022 and July 4, 2021.

The Company recognized $1.5 million and $3.3 million in stored-value card redemption revenue for the 13 and 26 weeks ended July 3, 2022, respectively, compared to $1.5 million and $3.2 million in stored-value card redemption revenue for the 13 and 26 weeks ended July 4, 2021, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended July 3, 2022, respectively, compared to $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended July 4, 2021, respectively. The Company had outstanding stored-value card liabilities of $7.8 million and $8.3 million as of July 3, 2022 and January 2, 2022, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.9 million and $1.2 million related to estimated sales returns as of July 3, 2022 and January 2, 2022, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.9 million and $2.5 million as of July 3, 2022 and January 2, 2022, respectively.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments of excess cash into U.S. Treasury bills, which have original maturities of 90 days or less. See Note 3 to the Interim Financial Statements for a further discussion on the fair value of U.S. Treasury bills. Book overdrafts are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets.

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

The Company did not recognize any impairment charges in the first half of fiscal 2022 or 2021.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly liquid investments of excess cash into U.S. Treasury bills, which have original maturities of 90 days or less. As of July 3, 2022 and January 2, 2022, the Company recorded $29.9 million and $75.0 million, respectively, in cash equivalents, and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly, based on the prevailing market interest rate as of the measurement date. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of July 3, 2022 and January 2, 2022, there were no long-lived assets subject to impairment.

(4)
Accrued Expenses

The major components of accrued expenses are as follows:

	July 3, 2022	January 2, 2022
	(In thousands)
Payroll and related expense	$27,774	$37,345
Occupancy expense	9,398	10,168
Sales tax	7,658	12,112
Other	23,365	25,416
Accrued expenses	$68,195	$85,041

Payroll and related expense as of July 3, 2022 and January 2, 2022 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Lease expense:
Operating lease expense	$20,749	$20,384	$41,310	$40,720
Variable lease expense	4,881	4,711	9,504	9,203
Sublease income	—	—	—	(78)
Operating lease expense	25,630	25,095	50,814	49,845
Amortization of right-of-use assets	900	720	1,802	1,369
Interest on lease liabilities	67	62	141	121
Finance lease expense	967	782	1,943	1,490
Total lease expense	$26,597	$25,877	$52,757	$51,335

In accordance with ASC 842, other information related to leases was as follows:

	26 Weeks Ended
	July 3, 2022	July 4, 2021
	(In thousands)
Operating cash flows from operating leases	$43,300	$43,168
Financing cash flows from finance leases	1,899	1,559
Operating cash flows from finance leases	147	134
Cash paid for amounts included in the measurement of lease liabilities	$45,346	$44,861

Right-of-use assets obtained in exchange for new finance lease liabilities	$957	$4,652
Right-of-use assets obtained in exchange for new operating lease liabilities	$58,624	$32,529
Weighted-average remaining lease term—finance leases	3.7 years	3.5 years
Weighted-average remaining lease term—operating leases	5.1 years	4.8 years
Weighted-average discount rate—finance leases	3.1%	3.4%
Weighted-average discount rate—operating leases	4.9%	5.6%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of July 3, 2022 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2022 (remaining six months)	$1,970	$47,108
2023	2,737	78,567
2024	1,953	71,132
2025	1,470	53,984
2026	1,007	37,950
Thereafter	355	54,535
Undiscounted cash flows	$9,492	$343,276
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.7 years	5.1 years
Weighted-average discount rate	3.1%	4.9%
Present values	$9,017	$304,636
Lease liabilities - current	3,481	77,421
Lease liabilities - long-term	5,536	227,215
Lease liabilities - total	$9,017	$304,636
Difference between undiscounted and discounted cash flows	$475	$38,640

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the first quarter of fiscal 2021, the Company paid and capitalized $0.7 million in new creditor and third-party fees associated with the Loan Agreement, which is amortized over the term of the Loan Agreement, and extinguished $0.2 million of deferred financing fees associated with the Prior Credit Agreement.

As of July 3, 2022 and January 2, 2022, the Company had no long-term revolving credit borrowings outstanding. As of July 3, 2022 and January 2, 2022, the Company had letter of credit commitments of $1.1 million outstanding. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million as of July 3, 2022 and January 2, 2022.

(7)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of July 3, 2022 and January 2, 2022, the Company had a valuation allowance for deferred income tax assets of $0.3 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2018 and after, and state and local income tax returns are open for fiscal years 2017 and after.

The provision for income taxes for the 26 weeks ended July 4, 2021 reflected a $0.3 million favorable reduction of the Company’s previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California.

As of July 3, 2022 and January 2, 2022, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of July 3, 2022 and January 2, 2022, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands, except per share data)
Net income	$8,934	$36,803	$18,037	$58,349
Weighted-average shares of common stock outstanding:
Basic	21,675	21,746	21,677	21,582
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	364	847	520	925
Diluted	22,039	22,593	22,197	22,507
Basic earnings per share	$0.41	$1.69	$0.83	$2.70
Diluted earnings per share	$0.41	$1.63	$0.81	$2.59
Antidilutive share option awards excluded from diluted calculation	14	—	12	12
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	403	4	—	2

The computation of diluted earnings per share for the 13 and 26 weeks ended July 3, 2022, and the 26 weeks ended July 4, 2021, excludes certain share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. No share option awards were antidilutive for the 13 weeks ended July 4, 2021.

The computation of diluted earnings per share for the 13 weeks ended July 3, 2022, and the 13 and 26 weeks ended July 4, 2021, excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares. No nonvested share awards or nonvested share unit awards were antidilutive for the 26 weeks ended July 3, 2022.

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

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

(10)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant, which were not registered as of July 3, 2022. As of July 3, 2022, 1,052,734 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 and $1.2 million in share-based compensation expense for the 13 and 26 weeks ended July 3, 2022, respectively, compared to $0.5 million and $0.9 million in share-based compensation expense for the 13 and 26 weeks ended July 4, 2021, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 10,000 share option awards in the first half of fiscal 2022 with a weighted-average grant-date fair value of $5.46 per share option award. No share option awards were granted in the first half of fiscal 2021.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2022	383,035	$3.96
Granted	10,000	13.35
Exercised	(67,750)	4.03
Forfeited	(9,600)	2.81
Outstanding at July 3, 2022	315,685	$4.27	7.01	$2,287,308
Exercisable at July 3, 2022	114,059	$4.11	6.01	$787,493
Vested and Expected to Vest at July 3, 2022	314,718	$4.27	7.00	$2,281,141

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $11.01 as of July 3, 2022, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Risk-free interest rate	2.7%	—	2.7%	—
Expected term	6.5 years	—	6.5 years	—
Expected volatility	80.8%	—	80.8%	—
Expected dividend yield	7.4%	—	7.4%	—

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

As of July 3, 2022, there was $0.3 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.6 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first half of fiscal 2022 and 2021 was $3.3 million and $5.3 million, respectively. No nonvested share unit awards vested during the first half of fiscal 2022. The total fair value of nonvested share unit awards which vested in the first half of fiscal 2021 was $0.1 million. On January 14, 2022, the Company delivered 124,012 shares outstanding on previously vested share unit awards, which included dividend reinvestments, to a former Board member who retired in November 2021.

The Company granted 284,630 and 248,550 nonvested share awards in the first half of fiscal 2022 and 2021, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2022 and 2021 was $15.03 and $15.61, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 2, 2022	551,700	$8.51
Granted	284,630	15.03
Vested	(216,700)	8.19
Forfeited	(25,210)	11.19
Balance at July 3, 2022	594,420	$11.64

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2022, the Company withheld 77,340 common shares with a total value of $1.2 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of July 3, 2022, there was $6.1 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.7 years. As of July 3, 2022, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

(11)
Subsequent Events

On July 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on September 15, 2022 to stockholders of record as of September 1, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of July 3, 2022, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13 and 26 week periods ended July 3, 2022 and July 4, 2021, and of cash flows for the fiscal 26-week periods ended July 3, 2022 and July 4, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 3, 2022

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

Overview

We are a leading sporting goods retailer in the western United States, with 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of July 3, 2022. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation.

In the first half of fiscal 2022 and 2021 we did not open or close any stores. For fiscal 2022, we anticipate opening approximately three new stores and closing approximately two stores.

Executive Summary

Net income decreased in the second quarter of fiscal 2022 compared with historically-high net income in the second quarter of fiscal 2021 as a result of reduced net sales and lower merchandise margins year over year, partially offset by the favorable impact of a decline in selling and administrative expense. Decreases in net sales and earnings in the second quarter of fiscal 2022 reflected comparison to the second quarter of fiscal 2021, which represented our highest quarterly net sales and net income as a public company as a result of strong consumer demand associated with the COVID-19 pandemic. While earnings in the second quarter of fiscal 2022 decreased from the prior year, earnings in the second quarter of fiscal 2022 compared to pre-pandemic second quarter fiscal periods were the highest in our history due mainly to higher net sales and improved merchandise margins.

•
Net sales for the second quarter of fiscal 2022 decreased 22.1% to $253.8 million compared to $326.0 million for the second quarter of fiscal 2021. The decrease in net sales reflects a decline of 22.3% in same store sales when compared with the second quarter of fiscal 2021, when same store sales increased by 31.2% over the second quarter of fiscal 2020, reflecting strong consumer demand as COVID-19 restrictions eased. Our lower same store sales in the second quarter of fiscal 2022 reflected significant inflationary pressures and heightened recessionary concerns that are negatively impacting consumer sentiment, which contributed to reduced net sales across each of our major merchandise categories of apparel, hardgoods and footwear.
•
Gross profit for the second quarter of fiscal 2022 represented 35.0% of net sales, compared with 38.9% in the second quarter of the prior year. The decrease in gross profit margin primarily reflects higher store occupancy expense as a percentage of net sales and lower merchandise margins compared with the prior year.
•
Selling and administrative expense for the second quarter of fiscal 2022 decreased 2.3% to $76.6 million, or 30.2% of net sales, compared to $78.4 million, or 24.0% of net sales, for the second quarter of fiscal 2021. The lower selling and administrative expense primarily reflects a decrease in company performance-based incentive accruals year over year, partially offset by an increase in employee labor and benefit-related expense.
•
Net income for the second quarter of fiscal 2022 was $8.9 million, or $0.41 per diluted share, compared to net income of $36.8 million, or $1.63 per diluted share, for the second quarter of fiscal 2021. The decreased earnings primarily reflect lower net sales and the unfavorable impact of lower merchandise margins, partially offset by reduced selling and administrative expense year over year.
•
Operating cash flow for the first half of fiscal 2022 was a negative $39.1 million compared to operating cash flow in the first half of fiscal 2021 of a positive $88.7 million. The decreased operating cash flow was due primarily to increased funding of merchandise inventory, a decrease in net income year over year and decreased accrued expenses primarily related to company performance-based incentive accruals and income taxes.
•
Capital expenditures for the first half of fiscal 2022 increased to $5.5 million from $4.1 million for the first half of fiscal 2021. We expect to open approximately three new stores in fiscal 2022, after opening five new stores in the prior year.

•
Cash and cash equivalents were $36.6 million, $97.4 million and $118.9 million as of July 3, 2022, January 2, 2022 and July 4, 2021, respectively. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.
•
We paid cash dividends in the first half of fiscal 2022 of $11.5 million, or $0.50 per share, compared with $29.1 million, or $1.33 per share, in the first half of fiscal 2021. The decrease in year-over-year dividends paid reflected a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021.
•
We repurchased 294,319 shares of common stock for $4.1 million in the first half of fiscal 2022. We did not repurchase shares of our common stock in the first half of fiscal 2021.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended July 3, 2022 Compared to 13 Weeks Ended July 4, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	July 3, 2022		July 4, 2021
	(Dollars in thousands)
Net sales	$253,800	100.0%	$326,020	100.0%
Cost of sales (1)	164,934	65.0	199,097	61.1
Gross profit	88,866	35.0	126,923	38.9
Selling and administrative expense (2)	76,628	30.2	78,379	24.0
Operating income	12,238	4.8	48,544	14.9
Interest expense	136	0.1	184	0.1
Income before income taxes	12,102	4.7	48,360	14.8
Income tax expense	3,168	1.2	11,557	3.5
Net income	$8,934	3.5%	$36,803	11.3%

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

Net Sales. Net sales decreased by $72.2 million, or 22.1%, to $253.8 million in the second quarter of fiscal 2022 from $326.0 million in the second quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $71.9 million, or 22.3%, for the 13 weeks ended July 3, 2022, versus the comparable 13-week period in the prior year. The decline in same store sales reflected the following:
o
The decrease in same store sales compares to a 31.2% increase in same store sales for the second quarter of fiscal 2021, which represented one of our highest quarterly increases in same store sales as a public company. Sales in the second quarter of fiscal 2022 reflected significant inflationary pressures and heightened recessionary concerns that are negatively impacting consumer sentiment. Sales in the second quarter of fiscal 2022 continue to outperform previously-reported second quarter pre-pandemic results.
o
The increase in our same store sales achieved for the second quarter of fiscal 2021 resulted from strong consumer demand for many categories of sporting goods products last year as certain COVID-19 pandemic restrictions were lifted, and also reflected favorable comparisons against temporary store closures related to COVID-19 in the second quarter of fiscal 2020.
o
Our lower same store sales reflected a decrease in each of our major merchandise categories of apparel, hardgoods and footwear.

o
Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the second quarter of fiscal 2022 and 2021 were not material.
•
We experienced decreased customer transactions of 18.8% and a lower average sale per transaction of 3.5% in the second quarter of fiscal 2022 compared to the prior year.
•
The decrease in net sales reflected an unfavorable calendar shift related to the Easter holiday, during which our stores are closed, from the first quarter in fiscal 2021 to the second quarter in fiscal 2022.

Gross Profit. Gross profit decreased by $38.0 million to $88.9 million, or 35.0% of net sales, in the 13 weeks ended July 3, 2022, compared with $126.9 million, or 38.9% of net sales, in the 13 weeks ended July 4, 2021. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $72.2 million, or 22.1%, compared with the second quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 102 basis points compared with the second quarter of last year when merchandise margins increased by a favorable 380 basis points. Our decreased merchandise margins primarily reflect a shift in our product sales mix and increased promotional pricing. Additionally, we continue to experience higher product purchase costs reflecting increased raw material, labor, freight and fuel costs initially resulting from shortages related to COVID-19, and are worsened by current inflationary pressures. Shipping capacity constraints and labor shortages at the ports also continue to contribute to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products in our stores to meet customer demand.
•
Store occupancy expense increased by $0.5 million, or 235 basis points as a percentage of net sales, compared with the second quarter of last year.
•
Distribution expense, including costs capitalized into inventory, decreased by $2.9 million, but increased by an unfavorable 12 basis points as a percentage of net sales, in the second quarter of fiscal 2022 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory. Higher freight and fuel expense was offset by lower employee labor expense.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.8 million to $76.6 million, or 30.2% of net sales, in the 13 weeks ended July 3, 2022, from $78.4 million, or 24.0% of net sales, in the second quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense decreased by $3.3 million, primarily attributable to a decrease in company performance-based incentive accruals in the current year, partially offset by an increase in employee labor and benefit-related expense year over year.
•
Store-related expense, excluding occupancy, increased by $0.9 million due largely to increases in workers’ compensation reserves as well as various operating expenses to support our increased operating hours compared with the reduced store operating hours that we maintained in the prior year in response to the pandemic, partially offset by lower credit card fees as a result of lower net sales. While store operating hours were higher in the second quarter of fiscal 2022 compared with the same period last year, store operating hours remain below pre-pandemic levels. Store operating hours in the second quarter of fiscal 2022 were negatively impacted by a resurgence of COVID-related cases that led to quarantining of employees of certain stores throughout the chain. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.00 per hour in 2022, and are projected to increase to $15.50 per hour on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. Labor expense for the second quarter of fiscal 2022 also reflected higher demand for labor in many of our markets resulting in higher wages. We estimate that the combined impact of these wage pressures caused our labor expense to increase by approximately $0.6 million for the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021.

•
Our advertising expense increased by $0.7 million in the second quarter of fiscal 2022 reflecting an increase in newspaper and digital advertising and a calendar shift of the Easter holiday. Despite this year-over-year increase, our expenses continue to benefit from significantly reduced advertising activity that resulted from initial measures we took in response to COVID-19 in fiscal 2020. We expect our expenses to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.

Interest Expense. Interest expense remained relatively flat in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021.

Income Taxes. The provision for income taxes decreased to $3.2 million for the second quarter of fiscal 2022 from $11.6 million for the second quarter of fiscal 2021, primarily reflecting lower pre-tax income in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Our effective tax rate was 26.2% for the second quarter of fiscal 2022 and 23.9% for the second quarter of fiscal 2021. Our higher effective tax rate for the second quarter of fiscal 2022 reflected a lower tax deduction related to share-based compensation combined with lower pretax income.

26 Weeks Ended July 3, 2022 Compared to 26 Weeks Ended July 4, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	July 3, 2022		July 4, 2021
	(Dollars in thousands)
Net sales	$495,781	100.0%	$598,826	100.0%
Cost of sales (1)	320,982	64.7	374,010	62.5
Gross profit	174,799	35.3	224,816	37.5
Selling and administrative expense (2)	151,945	30.6	148,523	24.8
Operating income	22,854	4.7	76,293	12.7
Interest expense	320	0.1	526	0.1
Income before income taxes	22,534	4.6	75,767	12.6
Income tax expense	4,497	0.9	17,418	2.9
Net income	$18,037	3.7%	$58,349	9.7%

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

Net Sales. Net sales decreased by $103.0 million, or 17.2%, to $495.8 million in the first half of fiscal 2022 from $598.8 million in the first half last year. The change in net sales reflected the following:

•
Same store sales decreased by $102.5 million, or 17.3%, for the 26 weeks ended July 3, 2022, versus the comparable 26-week period in the prior year. The decrease in same store sales reflected the following:
o
The decrease in same store sales compares to a 31.5% increase in same store sales for the first half of fiscal 2021, reflecting strong consumer demand as COVID-19 restrictions eased. Sales in the first half of fiscal 2022 were impacted by unfavorable warm and dry winter weather conditions in our markets in the first quarter of fiscal 2022, as well as significant inflationary pressures and heightened recessionary concerns that are negatively impacting consumer sentiment.
o
The increase in our same store sales achieved for the first half of fiscal 2021 resulted from strong demand for many categories of sporting goods products last year as certain COVID-19 pandemic restrictions were lifted, and also reflected favorable comparisons against temporary store closures related to COVID-19 in the first half of fiscal 2020.
o
Our lower same store sales reflected a decrease in each of our major merchandise categories of hardgoods, apparel and footwear.

o
Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first half of fiscal 2022 and 2021 were not material.
•
We experienced decreased customer transactions of 14.0% and a lower average sale per transaction of 3.3% in the first half of fiscal 2022 compared to the prior year.

Gross Profit. Gross profit decreased by $50.0 million to $174.8 million, or 35.3% of net sales, in the 26 weeks ended July 3, 2022, compared with $224.8 million, or 37.5% of net sales, in the 26 weeks ended July 4, 2021. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $103.0 million, or 17.2%, compared with the first half of last year.
•
Store occupancy expense increased by $0.7 million, or 186 basis points as a percentage of net sales, compared with the first half of last year.
•
Distribution expense, including costs capitalized into inventory, decreased by $4.3 million, but increased by an unfavorable 8 basis points as a percentage of net sales, in the first half of fiscal 2022 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory and reduced employee labor expense, partially offset by higher freight and fuel expense.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 2 basis points compared with the first half of last year when merchandise margins increased by a favorable 369 basis points. Our relatively flat merchandise margins primarily reflect an unfavorable shift in our product sales mix, increased promotional pricing and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing continue to reflect increased raw material, labor, freight and fuel costs initially resulting from shortages related to COVID-19, and are worsened by current inflationary pressures. Shipping capacity constraints and labor shortages at the ports also continue to contribute to higher freight costs and are adversely impacting our ability to obtain sufficient quantities of certain products in our stores to meet customer demand.

Selling and Administrative Expense. Selling and administrative expense increased by $3.4 million to $151.9 million, or 30.6% of net sales, in the 26 weeks ended July 3, 2022, from $148.5 million, or 24.8% of net sales, in the first half of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $3.9 million due largely to increases in employee labor and benefit-related expense as well as various operating expenses to support our increased operating hours compared with the reduced store operating hours that we maintained in the prior year in response to the pandemic. While store operating hours were higher in the first half of fiscal 2022 compared with the same period last year, store operating hours remain below pre-pandemic levels. Store operating hours in the second quarter of fiscal 2022 were negatively impacted by a resurgence of COVID-related cases that led to quarantining of employees of certain stores throughout the chain. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.00 per hour in 2022, and are projected to increase to $15.50 per hour on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. Labor expense for the first half of fiscal 2022 also reflected higher demand for labor in many of our markets resulting in higher wages. We estimate that the combined impact of these wage pressures caused our labor expense to increase by approximately $1.1 million for the first half of fiscal 2022 compared with the first half of fiscal 2021.
•
Our advertising expense increased by $1.0 million in the first half of fiscal 2022 reflecting an increase in newspaper and digital advertising. Despite this year-over-year increase, our expenses continue to benefit from significantly reduced advertising activity that resulted from initial measures we took in response to COVID-19 in fiscal 2020. We expect our expenses to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.
•
Administrative expense decreased by $1.5 million, primarily attributable to a decrease in company performance-based incentive accruals in the current year, partially offset by an increase in employee labor and benefit-related expense year over year and the elimination of an employment agreement-related liability in the first quarter of fiscal 2021.

Interest Expense. Interest expense decreased by $0.2 million in the first half of fiscal 2022 compared to the first half of fiscal 2021.

Income Taxes. The provision for income taxes decreased to $4.5 million for the first half of fiscal 2022 from $17.4 million for the first half of fiscal 2021, primarily reflecting lower pre-tax income in the first half of fiscal 2022 compared to the first half of fiscal 2021. Our effective tax rate was 20.0% for the first half of fiscal 2022 and 23.0% for the first half of fiscal 2021. Our lower effective tax rate for the first half of fiscal 2022 reflected a higher tax deduction related to share-based compensation combined with lower pretax income.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flows from operations and borrowings from the revolving credit facility, when necessary.

As of July 3, 2022, we had $36.6 million of cash and cash equivalents compared to $118.9 million of cash and cash equivalents as of July 4, 2021. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	July 3, 2022	July 4, 2021
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(39,131)	$88,738
Investing activities	(5,519)	(3,856)
Financing activities	(16,173)	(30,596)
Net (decrease) increase in cash and cash equivalents	$(60,823)	$54,286

Operating Activities. Operating cash flows for the first half of fiscal 2022 and 2021 were a negative $39.1 million and a positive $88.7 million, respectively. The decreased cash flow provided by operating activities for the first half of fiscal 2022 compared to the prior year primarily reflects increased funding of merchandise inventory, decreased net income and decreased accrued expenses primarily related to performance-based incentive accruals and income taxes.

Investing Activities. Net cash used in investing activities for the first half of fiscal 2022 and 2021 was $5.5 million and $3.9 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. In the first half of fiscal 2021, capital expenditures of $4.1 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first half of fiscal 2022 and 2021 were a negative $16.2 million and a negative $30.6 million, respectively. For the first half of fiscal 2022, net cash was used primarily to fund dividend payments, purchase treasury stock and make principal payments on finance lease liabilities. For the first half of fiscal 2021, net cash was used primarily to fund dividend payments, make principal payments on finance lease liabilities and pay debt issuance costs, partially offset by proceeds received from the exercise of employee share option awards. The change in cash flow from financing activities for the first half of fiscal 2022 primarily reflects a decrease in dividends paid in the first half of fiscal 2022 compared to the same period last year, which included a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021.

As of July 3, 2022, January 2, 2022 and July 4, 2021, we had no revolving credit borrowings and $1.1 million of letter of credit commitments outstanding.

In the first quarter of fiscal 2021, second quarter of fiscal 2021, third quarter of fiscal 2021 and fourth quarter of fiscal 2021 our Board of Directors declared quarterly cash dividends of $0.15 per share of outstanding common stock, $0.18 per share of outstanding common stock, $0.25 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively. Additionally, in the second quarter of fiscal 2021 and fourth quarter of fiscal 2021, our Board of Directors declared special cash dividends of $1.00 per share of outstanding common stock. In the first quarter of fiscal 2022 and second quarter of fiscal 2022, our Board of Directors declared quarterly cash dividends of $0.25 per share of outstanding common stock and $0.25 per share of outstanding common stock, respectively, and in the third quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on September 15, 2022 to stockholders of record as of September 1, 2022.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock, which was in effect through the fourth quarter of fiscal 2021 and under which a total of $7.7 million remained available for share repurchases as of January 2, 2022. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 294,319 shares of common stock for $4.1 million in the first half of fiscal 2022 pursuant to our new share repurchase program. We did not repurchase any shares of common stock in the first half of fiscal 2021. Since the inception of our initial share repurchase program in May 2006 through July 3, 2022, we have repurchased a total of 4,184,614 shares for $53.6 million.

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

In the first quarter of fiscal 2021, we paid and capitalized $0.7 million in new creditor and third-party fees associated with the Loan Agreement, which is amortized over the term of the Loan Agreement, and extinguished $0.2 million of deferred financing fees associated with the Prior Credit Agreement.

Future Capital Requirements. We had cash and cash equivalents on hand of $36.6 million as of July 3, 2022. We expect capital expenditures for fiscal 2022, excluding non-cash acquisitions, to range from approximately $13.0 million to $17.0 million primarily to fund the opening of new stores, store-related remodeling, new stores, distribution center investments and computer hardware and software purchases. For fiscal 2022, we anticipate opening approximately three new stores and closing approximately two stores.

Dividends are paid at the discretion of our Board of Directors. In fiscal 2021 we paid cash dividends of $2.83 per share of outstanding common stock. Dividends declared in fiscal 2021 included special dividends totaling $2.00 per share of outstanding common stock. In the first half of fiscal 2022, we paid aggregate quarterly cash dividends of $0.50 per share of outstanding common stock, and in the third quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on September 15, 2022 to stockholders of record as of September 1, 2022.

As of July 3, 2022, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We repurchased 294,319 shares of our common stock in the first half of fiscal 2022 and did not repurchase any shares of our common stock in the first half of fiscal 2021. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first half of fiscal 2022 and 2021, we had no borrowings under our revolving credit facility. Our zero borrowings reflect improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic during fiscal 2020 and 2021.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, we consider our estimates on valuation of merchandise inventory to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 26 weeks ended July 3, 2022.

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

In fiscal 2021 and the first half of fiscal 2022, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs have been impacted by these inflationary pressures, up to this point we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to continue to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2021 and the first half of fiscal 2022, we also experienced increased wage expense as a result of higher demand for labor in many of our markets. Broad-based inflationary pressures are adversely impacting many categories of costs and expenses during fiscal 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During periods when we have outstanding borrowings under our Loan Agreement, we are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Loan Agreement is based on variable rates. We enter into borrowings under our Loan Agreement principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. As of July 3, 2022, we had no revolving credit borrowings outstanding.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. In fiscal 2021 and the first half of fiscal 2022, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs were impacted by these inflationary pressures, up to this point we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to continue to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended July 3, 2022, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended July 3, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 4 – May 1	23,017	$15.30	23,017	$23,090,000
May 2 – May 29	119,639	$12.96	119,639	$21,539,000
May 30 – July 3	56,680	$11.65	56,680	$20,879,000
Total	199,336		199,336	$20,879,000

_________________________

(1)

In the first quarter of fiscal 2022, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to an additional $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $7.7 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s new share repurchase program. Under these programs, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through July 3, 2022, the Company repurchased a total of 4,184,614 shares for $53.6 million.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of fiscal 2022, the Company commenced negotiations on new collective bargaining agreements with General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”), representing certain hourly employees in the Company’s distribution center and select Southern California stores. The current collective bargaining agreements will expire on August 31, 2022. Pending negotiations, the Company has agreed with Local 986 to extend the existing agreements, subject to termination by either party on ten (10) days’ written notice. The Company has not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on our business operations and financial results.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: August 3, 2022	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: August 3, 2022	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)