Form 10-Q
period 2022-10-02
BIG 5 SPORTING GOODS Corp
filed 2022-11-02
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

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

There were 22,184,330 shares of common stock, with a par value of $0.01 per share, outstanding as of October 25, 2022.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 2, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$34,439	$97,420
Accounts receivable, net of allowances of $24 and $62, respectively	9,333	13,654
Merchandise inventories, net	316,464	279,981
Prepaid expenses	16,140	16,293
Total current assets	376,376	407,348
Operating lease right-of-use assets, net	285,481	270,110
Property and equipment, net	57,778	60,401
Deferred income taxes	10,452	12,097
Other assets, net of accumulated amortization of $1,243 and $905, respectively	5,193	3,997
Total assets	$735,280	$753,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,626	$104,359
Accrued expenses	67,765	85,041
Current portion of operating lease liabilities	78,589	76,882
Current portion of finance lease liabilities	3,446	3,518
Total current liabilities	234,426	269,800
Operating lease liabilities, less current portion	216,445	204,134
Finance lease liabilities, less current portion	5,449	6,456
Other long-term liabilities	7,020	6,254
Total liabilities	463,340	486,644
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,491,585 and 26,109,003 shares, respectively; outstanding 22,184,330 and 22,097,467 shares, respectively	264	260
Additional paid-in capital	125,854	124,909
Retained earnings	200,079	192,261
Less: Treasury stock, at cost; 4,307,255 and 4,011,536 shares, respectively	(54,257)	(50,121)
Total stockholders' equity	271,940	267,309
Total liabilities and stockholders' equity	$735,280	$753,953

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	$261,445	$289,637	$757,226	$888,463
Cost of sales	174,862	181,660	495,844	555,670
Gross profit	86,583	107,977	261,382	332,793
Selling and administrative expense	78,205	75,147	230,150	223,670
Operating income	8,378	32,830	31,232	109,123
Interest expense	69	175	389	701
Income before income taxes	8,309	32,655	30,843	108,422
Income tax expense	1,940	8,524	6,437	25,942
Net income	$6,369	$24,131	$24,406	$82,480
Earnings per share:
Basic	$0.30	$1.11	$1.13	$3.81
Diluted	$0.29	$1.07	$1.10	$3.66
Weighted-average shares of common stock outstanding:
Basic	21,586	21,798	21,647	21,654
Diluted	21,930	22,534	22,121	22,525

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended October 2, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of July 3, 2022	22,176,990	$264	$125,151	$199,242	$(54,242)	$270,415
Net income	—	—	—	6,369	—	6,369
Dividends on common stock ($0.25 per share)	—	—	—	(5,532)	—	(5,532)
Exercise of share option awards	13,450	—	62	—	—	62
Share-based compensation	—	—	641	—	—	641
Forfeiture of nonvested share awards	(4,710)	—	—	—	—	—
Purchases of treasury stock	(1,400)	—	—	—	(15)	(15)
Balance as of October 2, 2022	22,184,330	$264	$125,854	$200,079	$(54,257)	$271,940

	13 Weeks Ended October 3, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of July 4, 2021	22,420,270	$260	$123,490	$181,728	$(42,527)	$262,951
Net income	—	—	—	24,131	—	24,131
Dividends on common stock ($0.25 per share)	—	—	—	(5,563)	—	(5,563)
Exercise of share option awards	600	—	4	—	—	4
Share-based compensation	—	—	506	—	—	506
Forfeiture of nonvested share awards	(9,600)	—	—	—	—	—
Purchases of treasury stock	(100,498)	—	—	—	(2,266)	(2,266)
Balance as of October 3, 2021	22,310,772	$260	$124,000	$200,296	$(44,793)	$279,763

	39 Weeks Ended October 2, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309
Net income	—	—	—	24,406	—	24,406
Dividends on common stock ($0.75 per share)	—	—	—	(16,588)	—	(16,588)
Issuance of nonvested share awards	284,630	2	(2)	—	—	—
Conversion of vested share unit awards	124,012	1	(1)	—	—	—
Exercise of share option awards	81,200	1	333	—	—	334
Share-based compensation	—	—	1,827	—	—	1,827
Forfeiture of nonvested share awards	(29,920)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(77,340)	—	(1,212)	—	—	(1,212)
Purchases of treasury stock	(295,719)	—	—	—	(4,136)	(4,136)
Balance as of October 2, 2022	22,184,330	$264	$125,854	$200,079	$(54,257)	$271,940

	39 Weeks Ended October 3, 2021
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	82,480	—	82,480
Dividends on common stock ($1.58 per share)	—	—	—	(35,257)	—	(35,257)
Issuance of nonvested share awards	248,550	2	(2)	—	—	—
Exercise of share option awards	318,275	3	1,801	—	—	1,804
Share-based compensation	—	—	1,410	—	—	1,410
Forfeiture of nonvested share awards	(15,655)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Purchases of treasury stock	(100,498)	—	—	—	(2,266)	(2,266)
Balance as of October 3, 2021	22,310,772	$260	$124,000	$200,296	$(44,793)	$279,763

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net income	$24,406	$82,480
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	13,424	13,121
Share-based compensation	1,827	1,410
Amortization of other assets	337	467
Loss on disposal of equipment	288	—
Noncash lease expense	51,374	48,996
Proceeds from insurance recovery - lost profit margin and expenses	—	1,083
Gain on recovery of insurance proceeds - lost profit margin and expenses	—	(460)
Gain on recovery of insurance proceeds - property and equipment	—	(249)
Deferred income taxes	1,645	(381)
Changes in operating assets and liabilities:
Accounts receivable, net	4,578	9,307
Merchandise inventories, net	(36,483)	(4,065)
Prepaid expenses and other assets	(1,380)	(172)
Accounts payable	(19,692)	1,075
Operating lease liabilities	(52,984)	(50,816)
Accrued expenses and other long-term liabilities	(17,258)	(6,603)
Net cash (used in) provided by operating activities	(29,918)	95,193

Cash flows from investing activities:
Purchases of property and equipment	(8,827)	(7,266)
Proceeds from insurance recovery - property and equipment	—	249
Proceeds from disposal of property and equipment	13	—
Net cash used in investing activities	(8,814)	(7,017)

Cash flows from financing activities:
Changes in book overdraft	388	110
Debt issuance costs paid	—	(717)
Principal payments under finance lease liabilities	(2,690)	(2,141)
Proceeds from exercise of share option awards	334	1,804
Cash purchases of treasury stock	(4,136)	(2,266)
Tax withholding payments for share-based compensation	(1,212)	(1,046)
Dividends paid	(16,933)	(34,568)
Net cash used in financing activities	(24,249)	(38,824)

Net (decrease) increase in cash and cash equivalents	(62,981)	49,352

Cash and cash equivalents at beginning of period	97,420	64,654

Cash and cash equivalents at end of period	$34,439	$114,006

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$1,611	$7,318
Property and equipment additions unpaid	$3,054	$1,401
Supplemental disclosures of cash flow information:
Interest paid	$431	$424
Income taxes paid	$5,367	$26,767

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 431 stores and an e-commerce platform as of October 2, 2022. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

Recently Issued Accounting Updates

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities, and the impact from this standard is immaterial to the interim financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

COVID-19 Impact on Concentration of Risk

In recent years, the novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. At the start of the COVID-19 pandemic in fiscal 2020, the Company was forced to temporarily close more than half of its retail store locations and was subsequently able to gradually reopen these stores. In the first quarter of fiscal 2021, the Company experienced a limited number of temporary store closures throughout the chain resulting from COVID-19 outbreaks. Store operating hours in the second quarter of fiscal 2022 were negatively impacted by a resurgence of COVID-related cases that led to quarantining of employees of certain stores throughout the chain, but there was less of an impact from such activity in the third quarter of fiscal 2022. As the pandemic continues to evolve, the Company may be further required to restrict the operations of its stores or distribution center if it is deemed necessary or if recommended or mandated by authorities.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19 has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or the Company or its vendors are unable to obtain the necessary shipping capacity to transport products to the Company’s distribution center, the Company may be unable to maintain delivery schedules or adequate inventory in its stores. During the second half of fiscal 2021 and continuing into the first nine months of fiscal 2022, the Company experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that have significantly increased cargo backlogs. Shipping capacity constraints and labor shortages at the ports contributed to higher freight costs and adversely impacted our ability to obtain sufficient quantities of certain products in our stores to meet customer demand, although to a lesser degree in the third quarter of fiscal 2022. While our ability to obtain product has begun to improve, these factors, in addition to workforce shortages in the trucking industry, have limited the Company’s ability to obtain desired quantities of inventory for various merchandise categories. While the Company has generally been able to sufficiently stock product in its stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching the Company’s stores from overseas vendors, particularly during the holiday season, could result in the inability to obtain adequate levels of merchandise inventories to meet consumers’ needs, which could have an adverse impact on net sales and profitability.

General Concentration of Risk

The Company purchases merchandise from over 700 suppliers, and the Company’s 20 largest suppliers accounted for 36.8% of total purchases in fiscal 2021. One vendor, Nike, represented greater than 5% of total purchases, at 7.6%, in fiscal 2021 and accounted for 8.7% of the Company’s total sales in fiscal 2021. In early fiscal 2021, the Company was informed of an expansion of Nike’s direct-to-consumer initiatives that impacted certain multi-branded retailers, including the Company. This has led to a significant reduction in the Company’s supply chain relative to this vendor. Although the Company is no longer purchasing products directly from Nike, the Company continues to purchase certain Nike branded products from authorized licensees. The Company has been actively expanding its relationships with other new and existing vendors in an effort to replace the affected Nike product within its product mix, which has been hampered in some instances by vendor supply chain challenges.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 2, 2022, including those resulting from the impacts of future COVID-19 variant outbreaks, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Hardgoods	$152,646	$164,921	$423,003	$502,549
Athletic and sport footwear	64,215	74,472	187,604	212,706
Athletic and sport apparel	43,411	48,726	143,095	169,398
Other sales	1,173	1,518	3,524	3,810
Net sales	$261,445	$289,637	$757,226	$888,463

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 39 weeks ended October 2, 2022 and October 3, 2021.

The Company recognized $1.3 million and $4.6 million in stored-value card redemption revenue for the 13 and 39 weeks ended October 2, 2022, respectively, compared to $1.3 million and $4.5 million in stored-value card redemption revenue for the 13 and 39 weeks ended October 3, 2021, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended October 2, 2022, respectively, compared to $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended October 3, 2021, respectively. The Company had outstanding stored-value card liabilities of $7.6 million and $8.3 million as of October 2, 2022 and January 2, 2022, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.8 million and $1.2 million related to estimated sales returns as of October 2, 2022 and January 2, 2022, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.5 million and $2.5 million as of October 2, 2022 and January 2, 2022, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments of excess cash into U.S. Treasury bills, which generally have original maturities of three months or less. See Note 3 to the Interim Financial Statements for a further discussion on the fair value of U.S. Treasury bills. Book overdrafts are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets.

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

The Company did not recognize any impairment charges in the first nine months of fiscal 2022 or 2021.

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

(3)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly liquid investments of excess cash into U.S. Treasury bills, which generally have original maturities of three months or less. As of October 2, 2022 and January 2, 2022, the Company recorded $10.0 million and $75.0 million, respectively, in cash equivalents, and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly, based on the prevailing market interest rate as of the measurement date. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of October 2, 2022 and January 2, 2022, there were no long-lived assets subject to impairment.

(4)
Accrued Expenses

The major components of accrued expenses are as follows:

	October 2, 2022	January 2, 2022
	(In thousands)
Payroll and related expense	$25,686	$37,345
Occupancy expense	11,422	10,168
Sales tax	7,538	12,112
Other	23,119	25,416
Accrued expenses	$67,765	$85,041

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, the components of lease expense were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Lease expense:
Operating lease expense	$21,001	$20,535	$62,311	$61,255
Variable lease expense	4,834	4,572	14,339	13,775
Sublease income	—	(13)	—	(90)
Operating lease expense	25,835	25,094	76,650	74,940

Amortization of right-of-use assets	919	742	2,707	2,112
Interest on lease liabilities	67	66	204	186
Finance lease expense	986	808	2,911	2,298
Total lease expense	$26,821	$25,902	$79,561	$77,238

In accordance with ASC 842, other information related to leases was as follows:

	39 Weeks Ended
	October 2, 2022	October 3, 2021
	(In thousands)
Operating cash flows from operating leases	$64,688	$64,226
Financing cash flows from finance leases	2,690	2,141
Operating cash flows from finance leases	213	198
Cash paid for amounts included in the measurement of lease liabilities	$67,591	$66,565

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,634	$7,661
Right-of-use assets obtained in exchange for new operating lease liabilities	$66,840	$47,325
Weighted-average remaining lease term—finance leases	3.6 years	3.9 years
Weighted-average remaining lease term—operating leases	5.0 years	4.9 years
Weighted-average discount rate—finance leases	3.2%	3.2%
Weighted-average discount rate—operating leases	4.9%	5.4%

In accordance with ASC 842, maturities of finance and operating lease liabilities as of October 2, 2022 were as follows:

Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2022 (remaining three months)	$1,297	$23,220
2023	2,900	80,439
2024	2,131	72,951
2025	1,617	55,803
2026	1,074	39,856
Thereafter	355	60,129
Undiscounted cash flows	$9,374	$332,398
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.6 years	5.0 years
Weighted-average discount rate	3.2%	4.9%
Present values	$8,895	$295,034
Lease liabilities - current	3,446	78,589
Lease liabilities - long-term	5,449	216,445
Lease liabilities - total	$8,895	$295,034
Difference between undiscounted and discounted cash flows	$479	$37,364

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

On February 24, 2021, the Company entered into a Loan, Guaranty and Security Agreement with Bank of America, N.A. (“BofA”), as agent and lender, which was amended on November 22, 2021 and October 19, 2022 (as so amended, the “Loan Agreement”). The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lender under the Loan Agreement will have the option to increase the commitment to accommodate the requested increase. If such existing lender does not exercise that option, the Company may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

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

Generally, the Company may designate specific borrowings under the Loan Agreement as either base rate loans or Term SOFR rate loans. The applicable interest rate on the Company’s borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as Term SOFR rate loans bear interest at a rate equal to the then applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) rate plus a 0.10% “SOFR adjustment” spread, plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the one-month SOFR rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” The applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	SOFR Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.375%	0.375%
II	Less than $70,000,000	1.500%	0.500%

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

As of October 2, 2022 and January 2, 2022, the Company had no long-term revolving credit borrowings outstanding. As of October 2, 2022 and January 2, 2022, the Company had letter of credit commitments of $1.1 million outstanding. Total remaining borrowing availability, after subtracting letters of credit, was $148.9 million as of October 2, 2022 and January 2, 2022.

(7)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of October 2, 2022 and January 2, 2022, the Company had a valuation allowance for deferred income tax assets of $0.3 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2018 and after, and state and local income tax returns are open for fiscal years 2017 and after.

The provision for income taxes for the 39 weeks ended October 3, 2021 reflected a $0.3 million favorable reduction of the Company’s previously established valuation allowance related to unused California Enterprise Zone Tax Credits and a $0.2 million disaster recovery credit related to fires in California.

As of October 2, 2022 and January 2, 2022, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of October 2, 2022 and January 2, 2022, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands, except per share data)
Net income	$6,369	$24,131	$24,406	$82,480
Weighted-average shares of common stock outstanding:
Basic	21,586	21,798	21,647	21,654
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	344	736	474	871
Diluted	21,930	22,534	22,121	22,525
Basic earnings per share	$0.30	$1.11	$1.13	$3.81
Diluted earnings per share	$0.29	$1.07	$1.10	$3.66
Antidilutive share option awards excluded from diluted calculation	20	—	15	—
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	389	—	172	7

The computation of diluted earnings per share for the 13 and 39 weeks ended October 2, 2022 excludes certain share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares. No share option awards were antidilutive for the 13 and 39 weeks ended October 3, 2021.

The computation of diluted earnings per share for the 13 and 39 weeks ended October 2, 2022, and the 39 weeks ended October 3, 2021, excludes certain nonvested share awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards were antidilutive for the 13 weeks ended October 3, 2021. No nonvested share unit awards were antidilutive for any period presented.

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

(10)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant, which were not registered as of October 2, 2022. As of October 2, 2022, 1,055,807 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.6 and $1.8 million in share-based compensation expense for the 13 and 39 weeks ended October 2, 2022, respectively, compared to $0.5 million and $1.4 million in share-based compensation expense for the 13 and 39 weeks ended October 3, 2021, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 10,000 share option awards in the first nine months of fiscal 2022 with a weighted-average grant-date fair value of $5.46 per share option award. No share option awards were granted in the first nine months of fiscal 2021.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2022	383,035	$3.96
Granted	10,000	13.35
Exercised	(81,200)	4.12
Forfeited	(9,600)	2.81
Outstanding at October 2, 2022	302,235	$4.26	7.04	$2,125,002
Exercisable at October 2, 2022	106,390	$3.96	6.51	$721,349
Vested and Expected to Vest at October 2, 2022	301,479	$4.25	7.04	$2,120,508

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $10.74 as of October 2, 2022, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The fair value of each share option award on the date of grant is estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Risk-free interest rate	—	—	2.7%	—
Expected term	—	—	6.5 years	—
Expected volatility	—	—	80.8%	—
Expected dividend yield	—	—	7.4%	—

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

As of October 2, 2022, there was $0.3 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.3 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first nine months of fiscal 2022 and 2021 was $3.3 million and $5.3 million, respectively. No nonvested share unit awards vested during the first nine months of fiscal 2022. The total fair value of nonvested share unit awards which vested in the first nine months of fiscal 2021 was $1.2 million. On January 14, 2022, the Company delivered 124,012 shares outstanding on previously vested share unit awards, which included dividend reinvestments, to a former Board member who retired in November 2021.

The Company granted 284,630 and 248,550 nonvested share awards in the first nine months of fiscal 2022 and 2021, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first nine months of fiscal 2022 and 2021 was $15.03 and $15.61, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 2, 2022	551,700	$8.51
Granted	284,630	15.03
Vested	(216,700)	8.19
Forfeited	(29,920)	11.14
Balance at October 2, 2022	589,710	$11.64

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first nine months of fiscal 2022, the Company withheld 77,340 common shares with a total value of $1.2 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of October 2, 2022, there was $5.5 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of October 2, 2022, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

(11)
Subsequent Events

On October 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on December 15, 2022 to stockholders of record as of December 1, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of October 2, 2022, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13-week and 39-week periods ended October 2, 2022 and October 3, 2021, and of cash flows for the fiscal 39-week periods ended October 2, 2022 and October 3, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 2, 2022

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

Overview

We are a leading sporting goods retailer in the western United States, with 431 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of October 2, 2022. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 11,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf and winter and summer recreation.

In the first nine months of fiscal 2022 we opened one store which was a relocation. In the first nine months of fiscal 2021 we opened one and closed two stores. For fiscal 2022, we anticipate opening three new stores and closing two stores.

Executive Summary

Net income decreased in the third quarter of fiscal 2022 compared with net income in the third quarter of fiscal 2021 as a result of reduced net sales, lower merchandise margins and higher selling and administrative expense year over year. After experiencing strong consumer demand associated with the COVID-19 pandemic in the third quarter of fiscal 2021, decreases in net sales in the third quarter of fiscal 2022 reflected increased inflationary pressures which dampened consumer sentiment and impacted discretionary spending. Worsening inflation and higher labor costs also resulted in higher operational expense which had an unfavorable impact on our earnings.

•
Net sales for the third quarter of fiscal 2022 decreased 9.7% to $261.4 million compared to $289.6 million for the third quarter of fiscal 2021. The decrease in net sales reflects a decline of 9.8% in same store sales when compared with the third quarter of fiscal 2021. After experiencing strong same store sales associated with the COVID-19 pandemic in the third quarter of fiscal 2021, our lower same store sales in the third quarter of fiscal 2022 reflected significant inflationary pressures and heightened recessionary concerns that are negatively impacting consumer sentiment, which contributed to reduced net sales across each of our major merchandise categories of footwear, apparel and hardgoods.
•
Gross profit for the third quarter of fiscal 2022 represented 33.1% of net sales, compared with 37.3% in the third quarter of the prior year. The decrease in gross profit margin primarily reflects lower merchandise margins, as well as higher store occupancy and distribution expense as a percentage of net sales compared with the prior year. While merchandise margins were down year over year they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for the third quarter of fiscal 2022 increased 4.1% to $78.2 million, or 29.9% of net sales, compared to $75.1 million, or 25.9% of net sales, for the third quarter of fiscal 2021. The higher selling and administrative expense primarily reflects an increase in employee labor and benefit-related expense as well as higher operational expense impacted by inflation, partially offset by a decrease in company performance-based incentive accruals year over year.
•
Net income for the third quarter of fiscal 2022 was $6.4 million, or $0.29 per diluted share, compared to net income of $24.1 million, or $1.07 per diluted share, for the third quarter of fiscal 2021. The decreased earnings reflect lower net sales, the unfavorable impact of lower merchandise margins and higher selling and administrative expense year over year.
•
Operating cash flow for the first nine months of fiscal 2022 was a negative $29.9 million compared to operating cash flow in the first nine months of fiscal 2021 of a positive $95.2 million. The decreased operating cash flow was due primarily to decreased net income, increased funding of merchandise inventory and decreased accrued expenses primarily related to performance-based incentive accruals.
•
Capital expenditures for the first nine months of fiscal 2022 increased to $8.8 million from $7.3 million for the first nine months of fiscal 2021. We expect to open three new stores in fiscal 2022, after opening five new stores in the prior year.

•
Cash and cash equivalents were $34.4 million, $97.4 million and $114.0 million as of October 2, 2022, January 2, 2022 and October 3, 2021, respectively. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.
•
We paid cash dividends in the first nine months of fiscal 2022 of $16.9 million, or $0.75 per share, compared with $34.6 million, or $1.58 per share, in the first nine months of fiscal 2021. The decrease in year-over-year dividends paid reflected a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021.
•
We repurchased 295,719 shares of common stock for $4.1 million in the first nine months of fiscal 2022, and we repurchased 100,498 shares of common stock for $2.3 million in the first nine months of fiscal 2021.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended October 2, 2022 Compared to 13 Weeks Ended October 3, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	October 2, 2022		October 3, 2021
	(Dollars in thousands)
Net sales	$261,445	100.0%	$289,637	100.0%
Cost of sales (1)	174,862	66.9	181,660	62.7
Gross profit	86,583	33.1	107,977	37.3
Selling and administrative expense (2)	78,205	29.9	75,147	25.9
Operating income	8,378	3.2	32,830	11.4
Interest expense	69	0.0	175	0.1
Income before income taxes	8,309	3.2	32,655	11.3
Income tax expense	1,940	0.7	8,524	2.9
Net income	$6,369	2.5%	$24,131	8.4%

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

Net Sales. Net sales decreased by $28.2 million, or 9.7%, to $261.4 million in the third quarter of fiscal 2022 from $289.6 million in the third quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $28.1 million, or 9.8%, for the 13 weeks ended October 2, 2022, versus the comparable 13-week period in the prior year. The decline in same store sales reflected the following:
o
After experiencing strong same store sales associated with the COVID-19 pandemic in the third quarter of fiscal 2021, the decline in same store sales in the third quarter of fiscal 2022 reflected significant inflationary pressures and heightened recessionary concerns that are negatively impacting consumer sentiment and discretionary spending.
o
Our lower same store sales reflected a decrease in each of our major merchandise categories of apparel, hardgoods and footwear.
o
Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the third quarter of fiscal 2022 and 2021 were not material.
•
We experienced decreased customer transactions of 8.0% and a lower average sale per transaction of 1.8% in the third quarter of fiscal 2022 compared to the prior year.

Gross Profit. Gross profit decreased by $21.4 million to $86.6 million, or 33.1% of net sales, in the 13 weeks ended October 2, 2022, compared with $108.0 million, or 37.3% of net sales, in the 13 weeks ended October 3, 2021. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $28.2 million, or 9.7%, compared with the third quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 132 basis points compared with the third quarter of last year when merchandise margins increased by a favorable 152 basis points. Our decreased merchandise margins primarily reflect increased promotional pricing. Additionally, we continue to experience higher product purchase costs reflecting increased raw material, labor and fuel costs initially resulting from shortages related to COVID-19, and are worsened by current inflationary pressures. While merchandise margins were down year over year they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Distribution expense, including costs capitalized into inventory, increased by $0.9 million, or an unfavorable 90 basis points as a percentage of net sales, in the third quarter of fiscal 2022 compared to the prior year. The increase primarily reflected decreased costs capitalized into inventory, which were partially offset by decreased trucking expense.
•
Store occupancy expense increased by $0.6 million, or an unfavorable 116 basis points as a percentage of net sales, compared with the third quarter of last year.

Selling and Administrative Expense. Selling and administrative expense increased by $3.1 million to $78.2 million, or 29.9% of net sales, in the 13 weeks ended October 2, 2022, from $75.1 million, or 25.9% of net sales, in the third quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $3.7 million due largely to increases in employee labor and benefit-related expense and other operating expenses driven by inflation. Staffing shortages remained a challenge in the third quarter of fiscal 2022 and resulted in an inability to operate certain of our stores at optimal hours. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.00 per hour in 2022 and are projected to increase to $15.50 per hour on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. Labor expense for the third quarter of fiscal 2022 also reflected higher demand for labor in many of our markets resulting in higher wages. We estimate that the combined impact of these wage pressures caused our labor expense to increase by approximately $0.9 million for the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021.
•
Our advertising expense increased by $0.2 million in the third quarter of fiscal 2022. Despite this year-over-year increase, our expenses continue to benefit from significantly reduced advertising activity that resulted from initial measures we took in response to COVID-19 in fiscal 2020. We expect our expenses to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.
•
Administrative expense decreased by $0.8 million, primarily attributable to a decrease in company performance-based incentive accruals in the current year, partially offset by an increase in employee labor and benefit-related expense year over year.

Interest Expense. Interest expense decreased by $0.1 million in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021.

Income Taxes. The provision for income taxes decreased to $1.9 million for the third quarter of fiscal 2022 from $8.5 million for the third quarter of fiscal 2021, primarily reflecting lower pre-tax income in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Our effective tax rate was 23.3% for the third quarter of fiscal 2022 and 26.1% for the third quarter of fiscal 2021. Our lower effective tax rate for the third quarter of fiscal 2022 mainly reflected reduced pre-tax income for the period compared to the first half of the year.

39 Weeks Ended October 2, 2022 Compared to 39 Weeks Ended October 3, 2021

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	October 2, 2022		October 3, 2021
	(Dollars in thousands)
Net sales	$757,226	100.0%	$888,463	100.0%
Cost of sales (1)	495,844	65.5	555,670	62.5
Gross profit	261,382	34.5	332,793	37.5
Selling and administrative expense (2)	230,150	30.4	223,670	25.2
Operating income	31,232	4.1	109,123	12.3
Interest expense	389	0.1	701	0.1
Income before income taxes	30,843	4.0	108,422	12.2
Income tax expense	6,437	0.9	25,942	2.9
Net income	$24,406	3.1%	$82,480	9.3%

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

Net Sales. Net sales decreased by $131.3 million, or 14.8%, to $757.2 million in the first nine months of fiscal 2022 from $888.5 million in the first nine months last year. The change in net sales reflected the following:

•
Same store sales decreased by $130.5 million, or 14.9%, for the 39 weeks ended October 2, 2022, versus the comparable 39-week period in the prior year. The decrease in same store sales reflected the following:
o
The decrease in same store sales compares to an 18.9% increase in same store sales for the first nine months of fiscal 2021, reflecting strong consumer demand as COVID-19 restrictions eased. Sales in the first nine months of fiscal 2022 were impacted by significant inflationary pressures and heightened recessionary concerns that are negatively impacting consumer sentiment and discretionary spending, as well as unfavorable warm and dry winter weather conditions in our markets in the first quarter of fiscal 2022 that resulted in lower sales of winter-related products.
o
The increase in our same store sales achieved for the first nine months of fiscal 2021 resulted from strong demand for many categories of sporting goods products last year as certain COVID-19 pandemic restrictions were lifted, and also reflected favorable comparisons against temporary store closures related to COVID-19 in the first nine months of fiscal 2020.
o
Our lower same store sales reflected a decrease in each of our major merchandise categories of hardgoods, apparel and footwear.
o
Same store sales comparisons are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first nine months of fiscal 2022 and 2021 were not material.
•
We experienced decreased customer transactions of 12.0% and a lower average sale per transaction of 2.9% in the first nine months of fiscal 2022 compared to the prior year.

Gross Profit. Gross profit decreased by $71.4 million to $261.4 million, or 34.5% of net sales, in the 39 weeks ended October 2, 2022, compared with $332.8 million, or 37.5% of net sales, in the 39 weeks ended October 3, 2021. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $131.3 million, or 14.8%, compared with the first nine months of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 43 basis points compared with the first nine months of last year when merchandise margins increased by a favorable 275 basis points. Our merchandise margins primarily reflect an unfavorable shift in our product sales mix, increased promotional pricing and higher sales prices in response to increases in product purchase costs. The higher product purchase costs we are experiencing continue to reflect increased raw material, labor, freight and fuel costs initially resulting from shortages related to COVID-19, and are worsened by current inflationary pressures. Shipping capacity constraints and labor shortages at the ports contributed to higher freight costs and adversely impacted our ability to obtain sufficient quantities of certain products in our stores to meet customer demand.
•
Store occupancy expense increased by $1.3 million, or an unfavorable 163 basis points as a percentage of net sales, compared with the first nine months of last year.
•
Distribution expense, including costs capitalized into inventory, decreased by $3.4 million, but increased by an unfavorable 39 basis points as a percentage of net sales, in the first nine months of fiscal 2022 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory and reduced employee labor expense, partially offset by higher freight and fuel expense.

Selling and Administrative Expense. Selling and administrative expense increased by $6.5 million to $230.2 million, or 30.4% of net sales, in the 39 weeks ended October 2, 2022, from $223.7 million, or 25.2% of net sales, in the first nine months of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $7.6 million due largely to increases in employee labor and benefit-related expense and other operating expenses driven by inflation and to support our increased operating hours compared with the reduced store operating hours that we maintained in the prior year in response to the pandemic. While store operating hours were higher in the first nine months of fiscal 2022 compared with the same period last year, store operating hours remain below pre-pandemic levels. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over fifty percent of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.00 per hour in 2022 and are projected to increase to $15.50 per hour on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. Labor expense for the first nine months of fiscal 2022 also reflected higher demand for labor in many of our markets resulting in higher wages. We estimate that the combined impact of these wage pressures caused our labor expense to increase by approximately $2.0 million for the first nine months of fiscal 2022 compared with the first nine months of fiscal 2021.
•
Our advertising expense increased by $1.2 million in the first nine months of fiscal 2022 reflecting an increase in newspaper and digital advertising, as well as an increase in advertising labor expense. Despite this year-over-year increase, our expenses continue to benefit from significantly reduced advertising activity that resulted from initial measures we took in response to COVID-19 in fiscal 2020. We expect our expenses to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.
•
Administrative expense decreased by $2.3 million, primarily attributable to a decrease in company performance-based incentive accruals in the current year, partially offset by an increase in employee labor and benefit-related expense year over year and the elimination of an employment agreement-related liability in the first quarter of fiscal 2021.

Interest Expense. Interest expense decreased by $0.3 million in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021.

Income Taxes. The provision for income taxes decreased to $6.4 million for the first nine months of fiscal 2022 from $25.9 million for the first nine months of fiscal 2021, primarily reflecting lower pre-tax income in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. Our effective tax rate was 20.9% for the first nine months of fiscal 2022 and 23.9% for the first nine months of fiscal 2021. Our lower effective tax rate for the first nine months of fiscal 2022 reflected a higher tax deduction related to share-based compensation combined with lower pretax income.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents on hand, cash flows from operations and borrowings from the revolving credit facility, when necessary.

As of October 2, 2022, we had $34.4 million of cash and cash equivalents compared to $114.0 million of cash and cash equivalents as of October 3, 2021. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	October 2, 2022	October 3, 2021
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(29,918)	$95,193
Investing activities	(8,814)	(7,017)
Financing activities	(24,249)	(38,824)
Net (decrease) increase in cash and cash equivalents	$(62,981)	$49,352

Operating Activities. Operating cash flows for the first nine months of fiscal 2022 and 2021 were a negative $29.9 million and a positive $95.2 million, respectively. The decreased cash flow provided by operating activities for the first nine months of fiscal 2022 compared to the prior year primarily reflects decreased net income, increased funding of merchandise inventory, and decreased accrued expenses primarily related to performance-based incentive accruals.

Investing Activities. Net cash used in investing activities for the first nine months of fiscal 2022 and 2021 was $8.8 million and $7.0 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. In the first nine months of fiscal 2021, capital expenditures of $7.3 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million. Capital expenditures for both periods primarily reflect store-related remodeling, new store openings, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first nine months of fiscal 2022 and 2021 were a negative $24.2 million and a negative $38.8 million, respectively. For the first nine months of both periods, cash was used primarily to fund dividend payments, purchase treasury stock and make principal payments on finance lease liabilities, partially offset by proceeds received from the exercise of employee share option awards. The change in cash flow from financing activities for the first nine months of fiscal 2022 primarily reflects a decrease in dividends paid in the first nine months of fiscal 2022 compared to the same period last year, which included a special dividend of $1.00 per share that was declared in the second quarter of fiscal 2021.

As of October 2, 2022, January 2, 2022 and October 3, 2021, we had no revolving credit borrowings and $1.1 million of letter of credit commitments outstanding.

In fiscal 2021 we paid cash dividends of $2.83 per share of outstanding common stock. Dividends declared in fiscal 2021 included special dividends totaling $2.00 per share of outstanding common stock. In the first nine months of fiscal 2022, we paid aggregate quarterly cash dividends of $0.75 per share of outstanding common stock, and in the fourth quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on December 15, 2022 to stockholders of record as of December 1, 2022.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock, which was in effect through the fourth quarter of fiscal 2021 and under which a total of $7.7 million remained available for share repurchases as of January 2, 2022. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 295,719 shares of common stock for $4.1 million in the first nine months of fiscal 2022 pursuant to our new share repurchase program. We repurchased 100,498 shares of common stock for $2.3 million in the first nine months of fiscal 2021. Since the inception of our initial share repurchase program in May 2006 through October 2, 2022, we have repurchased a total of 4,186,014 shares for $53.6 million.

Loan Agreement. As of January 3, 2021, we had a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and a syndicate of other lenders, as amended (the “Prior Credit Agreement”), which was terminated and replaced on February 24, 2021 as discussed below.

On February 24, 2021, we terminated the Prior Credit Agreement and entered into a Loan, Guaranty and Security agreement with Bank of America, N.A. (“BofA”), as agent and lender, which was amended on November 22, 2021 and October 19, 2022 (as so amended, the “Loan Agreement”). The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lender under the Loan Agreement will have the option to increase their commitment to accommodate the requested increase. If the lender does not exercise that option, we may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

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

Generally, we may designate specific borrowings under the Loan Agreement as either base rate loans or Term SOFR rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as Term SOFR rate loans bear interest at a rate equal to the then applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) rate plus a 0.10% “SOFR adjustment” spread, plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the one-month SOFR rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” The applicable margin for all loans will be a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	SOFR Rate Applicable Margin	Base Rate Applicable Margin
I	Greater than or equal to $70,000,000	1.375%	0.375%
II	Less than $70,000,000	1.500%	0.500%

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

Future Capital Requirements. We had cash and cash equivalents on hand of $34.4 million as of October 2, 2022. We expect capital expenditures for fiscal 2022, excluding non-cash acquisitions, to range from approximately $10.0 million to $13.0 million primarily to fund the opening of new stores, store-related remodeling, new stores, distribution center investments and computer hardware and software purchases. For fiscal 2022, we anticipate opening three new stores and closing two stores.

Dividends are paid at the discretion of our Board of Directors. In fiscal 2021 we paid cash dividends of $2.83 per share of outstanding common stock. Dividends declared in fiscal 2021 included special dividends totaling $2.00 per share of outstanding common stock. In the first nine months of fiscal 2022, we paid aggregate quarterly cash dividends of $0.75 per share of outstanding common stock, and in the fourth quarter of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on December 15, 2022 to stockholders of record as of December 1, 2022.

As of October 2, 2022, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We repurchased 295,719 shares of our common stock in the first nine months of fiscal 2022 and repurchased 100,498 shares of our common stock in the first nine months of fiscal 2021. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first nine months of fiscal 2022 and 2021, we had no borrowings under our revolving credit facility. Our zero borrowings reflect improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic during fiscal 2020 and 2021.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, we consider our estimates on valuation of merchandise inventory to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended October 2, 2022.

Seasonality and Impact of Inflation

We experience seasonal fluctuations in our net sales and operating results, which can suffer when weather does not conform to seasonal norms, such as the first quarter of fiscal 2022 when we experienced warm and dry winter-weather conditions across our markets that resulted in significant carryover of winter inventory. Seasonality in our net sales influences our buying patterns which directly impacts our merchandise and accounts payable levels and cash flows. We purchase merchandise for seasonal activities in advance of a season and supplement our merchandise assortment as necessary and when possible during the season. Our efforts to replenish products during a season are not always successful. In the fourth fiscal quarter, which includes the holiday selling season and the start of the winter selling season, we normally experience higher inventory purchase volumes and increased expense for staffing and advertising. If we miscalculate the consumer demand for our products generally or for our product mix in advance of a season, particularly the fourth quarter, our net sales can decline, which can harm our financial performance. A significant shortfall from expected net sales, particularly during the fourth quarter, can negatively impact our annual operating results.

In fiscal 2021 and the first nine months of fiscal 2022, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs have been impacted by these inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2021 and the first nine months of fiscal 2022, we also experienced increased wage expense as a result of higher demand for labor in many of our markets. Broad-based inflationary pressures are adversely impacting many categories of costs and expenses during fiscal 2022.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of COVID-19, including any potential variants, on our business operations, including as a result of regulations that may be issued in response to COVID-19, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During periods when we have outstanding borrowings under our Loan Agreement, we are subject to risks resulting from interest rate fluctuations since interest on borrowings under our Loan Agreement is based on variable rates. We enter into borrowings under our Loan Agreement principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash and cash equivalents and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk. As of October 2, 2022, we had no revolving credit borrowings outstanding.

Inflationary factors and changes in foreign currency rates can increase the purchase cost of our products. In fiscal 2021 and the first nine months of fiscal 2022, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs were impacted by these inflationary pressures, up to this point we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to continue to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 2, 2022, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended October 2, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 4 – July 31	1,400	$10.98	1,400	$20,864,000
August 1 – August 28	—	$—	—	$20,864,000
August 29 – October 2	—	$—	—	$20,864,000
Total	1,400		1,400	$20,864,000

(1)

In the first quarter of fiscal 2022, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to an additional $25.0 million of the Company’s common stock. This program replaced the Company’s previous share repurchase program, under which $7.7 million remained available for repurchase. All share repurchases shown in this table were made under the Company’s new share repurchase program. Under these programs, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of the Company’s management and Board of Directors and would depend upon market conditions and other considerations. Since the inception of its initial share repurchase program in May 2006 through October 2, 2022, the Company repurchased a total of 4,186,014 shares for $53.6 million.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of fiscal 2022, the Company commenced negotiations on new collective bargaining agreements with General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”), representing certain hourly employees in the Company’s distribution center and select Southern California stores. The current collective bargaining agreements expired on August 31, 2022. Pending negotiations, the Company has agreed with Local 986 to extend the existing agreements, subject to termination by either party on ten (10) days’ written notice. The Company has not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on our business operations and financial results.

Item 6. Exhibits

(a)
Exhibits

Exhibit Number	Description of Document

10.1

Second Amendment to Loan, Guaranty and Security Agreement, dated as of October 19, 2022 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (1)

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 2, 2022	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 2, 2022	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)