Form 10-K
period 2023-01-01
BIG 5 SPORTING GOODS Corp
filed 2023-03-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $217,077,278 as of July 3, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for July 1, 2022. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 22,182,955 shares of common stock outstanding at February 21, 2023.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2023 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of COVID-19, including any potential variants, on our business operations, including as a result of regulations that may be issued in response to COVID-19, global supply chain disruptions resulting from the ongoing conflict in Ukraine, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1. BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of January 1, 2023. Throughout this section, our fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021 are referred to as fiscal 2022, 2021 and 2020, respectively. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 68-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing programs, print advertising in major and local newspapers, and direct mailers designed to generate customer traffic, drive net sales and maintain brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Our accumulated management experience and expertise in sporting goods merchandising, advertising, operations, store development and overall cost management have enabled us to produce profitable results. We believe our historical success can be attributed to a value-based and execution-driven operating philosophy, a controlled growth strategy and a proven business model. Additional information regarding our management experience is available in Item 1, Business, under the sub-heading “Management Experience,” of this Annual Report on Form 10-K.

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

Impact of Global Events

Recent global events, including the novel coronavirus (“COVID-19”) and the ongoing conflict in Ukraine, have adversely affected global economies, disrupted global supply chains and contributed to increased inflation, impacting the cost of products and services.

Disruptions related to COVID-19 negatively impacted our financial results in the first half of fiscal 2020 when we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. As our stores reopened and COVID-19 restrictions began easing, we experienced unprecedented consumer demand for our products and our financial results improved during the second half of fiscal 2020 and throughout fiscal 2021. In response to COVID-19 during fiscal 2020, measures we took to reduce expense, preserve capital and enhance our liquidity benefited our financial performance in the second half of fiscal 2020 and throughout fiscal 2021. Certain of those measures, such as reductions to advertising expense in comparison with historical levels, continued to benefit fiscal 2022 and we expect to maintain our advertising expense below pre-pandemic levels in the foreseeable future.

Disruptions related to the ongoing conflict in Ukraine contributed to higher fuel prices and consequently higher product costs. The ongoing conflict in Ukraine may continue to lead to disruptions in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. As long as this conflict continues, we expect these challenges to remain into fiscal 2023.

We will continue to monitor these events and take appropriate actions to mitigate the risk of these global events, or any other global events that arise, as necessary.

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has typically been systematic and designed to capitalize on our name recognition, economical store format and economies of scale related to distribution. Over the past five fiscal years, we have opened 15 stores including relocations, of which 67% were in California. Our store openings over the past five fiscal years reflect our cautious approach toward store expansion in the current retail environment, which includes increasing ecommerce competition and the COVID-19 pandemic in fiscal 2020 and 2021. The following table reflects our store opening, closing and relocation activity during the periods indicated:

	Stores Opened			Stores	Stores	Number of Stores
Year	California	Other Markets	Total	Relocated	Closed	at Period End
2018	4	—	4	(1)	(2)	436
2019	2	1	3	(1)	(4)	434
2020	—	—	—	—	(4)	430
2021	2	3	5	(2)	(2)	431
2022	2	1	3	(1)	(1)	432

Our store format enables us to have substantial flexibility regarding new store locations. We have successfully operated stores in major metropolitan areas and in areas with as few as 30,000 people. Our 12,000 average square foot store format differentiates us from superstores that typically average over 35,000 square feet, require larger target markets, are more expensive to operate and require higher net sales per store for profitability.

New store openings typically represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. While the required investment has been relatively low, we have recently experienced inflationary pressures that have led to increasing costs to open a store. Our store format normally requires investments of approximately $0.8 million in fixtures, equipment and leasehold improvements, net of landlord allowances, and approximately $0.3 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

Our in-house store development and real estate personnel seek new store locations which are analyzed with the assistance of real estate firms that specialize in retail properties. Historically, we look for expansion opportunities to further penetrate our established markets, develop recently entered markets and expand into new, contiguous markets with attractive demographic, competitive and economic profiles.

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

Through our 68 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer.

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

	Fiscal Year
	2022	2021	2020	2019	2018
Hard goods	54.1%	55.0%	60.2%	49.7%	50.4%
Soft goods
Athletic and sport footwear	24.8	24.1	22.0	28.2	28.6
Athletic and sport apparel	21.1	20.9	17.8	22.1	21.0
Total soft goods	45.9	45.0	39.8	50.3	49.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Advertising and Marketing

Through years of targeted advertising, we have solidified our reputation for offering quality products at attractive prices through convenient store locations. We market our products through the effective use of both digital communications as well as print media.

We built our value-based brand through weekly print advertisements beginning in 1955, and we provide print advertisements and other targeted promotional offers through carrier delivery and direct mail. Over the last several years we have been reducing our overall advertising spend. In fiscal 2020, we accelerated the reduction of print advertising in response to the COVID-19 pandemic and our print advertising remained substantially reduced (from pre-pandemic levels) in fiscal 2021 and 2022 as we continued to evaluate our advertising programs. Digital advertising represents a growing percentage of our overall advertising spend.

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

We have developed a strong cause marketing platform through our support of the American Red Cross annual fundraising campaign and numerous other charities and organizations throughout our marketplace. We also build brand awareness by providing sponsorship support of established, high-profile events that benefit our customers’ active lifestyles, such as the “LA Marathon” in Los Angeles, California, and the “Duke City Marathon” in Albuquerque, New Mexico, for which we are the title sponsor.

Vendor Relationships

We have developed strong vendor relationships over the past 68 years. We currently purchase merchandise from nearly 700 vendors. In fiscal 2022, no vendor represented greater than 5% of total purchases in fiscal 2022. Early in fiscal 2021, we were informed of an expansion of Nike’s direct-to-consumer initiatives that impacted certain multi-branded retailers, including us, and which led to a significant reduction in our supply chain relative to this vendor. While Nike no longer represents a significant percentage of our merchandise purchases, this transition did not impact our ability to continue to purchase certain Nike branded products from authorized licensees. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Information Technology Systems

We have fully integrated information technology (“IT”) systems that support critical business functions, such as sales reporting, inventory management and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. We manage IT solutions for e-commerce, email and networks that connect our employees to appropriate technology solutions and tools. This includes connecting our stores via a managed wide area network connection for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as providing access to valuable tools such as collaboration, online training, workforce management, online hiring, Company website functions and corporate communications. Our cloud-based disaster recovery solution provides redundancy and availability-redundant networks and applications to be used in the event of an emergency or unplanned outage. We believe our IT systems are effectively supporting our current operations and provide a foundation for future growth and new business initiatives.

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

E-commerce Retailers. This category consists of many retailers that sell a broad array of new and used sporting goods products via e-commerce, including Amazon.com. The types of retailers mentioned above may also sell their products through e-commerce. E-commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the sporting goods retail industry.

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

Human Capital

We believe the experience and tenure of our professional staff in the retail industry contributes to enhanced performance and gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of January 1, 2023:

	Number of Employees	Average Number of Years With Us
Executive Management	7	36
Vice Presidents	25	22
Buyers	19	16
Store District / Regional Supervisors	51	25
Store Managers	429	12

As of January 1, 2023, we had approximately 8,700 active employees, of which approximately 2,500 were full-time. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 440 hourly employees in our distribution center and select stores. In December 2022, we negotiated a five-year contract with Local 986 for the covered distribution center employees, and we are currently negotiating a five-year contract with Local 986 for the covered store employees. Both contracts were retroactive to September 1, 2022, and expire on August 31, 2027. We have not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

We utilize an automated Learning Management System (“LMS”) and have developed comprehensive training that can be expressly tailored for store and corporate positions. Our LMS allows us to rapidly convey and track the dissemination of important information as it develops, such as product merchandising strategies, policy changes, safety rules, cash handling procedures, systems resolution and utilization, loss prevention updates and inventory control guidelines. All new store employees are assigned introductory LMS learning material as well as provided with a live orientation highlighting basic policies and responsibilities and our expectation that each employee strives to deliver excellence in customer service, product knowledge and salesmanship. New full-time store salespeople, cashiers and manager trainees receive supplementary training and evaluations specific to their job responsibilities and their ongoing development. The versatility of the LMS provides us with the ability to track and monitor many different types of training and the flexibility we need to deliver our message to widely dispersed personnel within the structure of our on-the-go work environment. Our employee training programs include self-directed online courses, live webinars, production of soft and hard copy reference materials, one-on-one training, hands-on training and progressive developmental training. In the stores, manager trainees are expected to complete a progressive series of outlines and evaluations in order to be considered for each successive level of advancement. Experienced store management training includes advanced merchandising, delegation, personnel management, scheduling, payroll control, harassment and discrimination prevention and loss prevention. On a yearly basis, we require all employees to complete workplace anti-discrimination and harassment training in order to foster a heightened awareness and help eliminate biases that may adversely impact the corporate, distribution center and store spaces. Our overall training strategy and LMS enable us to efficiently manage, monitor, assign and report employee training results online and in real time.

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
•
traditional sporting goods stores and chains, such as Hibbett;
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

In fiscal 2022, we purchased merchandise from nearly 700 vendors, and our 20 largest vendors collectively accounted for 35.9% of our total purchases. No vendor represented greater than 5% of total purchases in fiscal 2022. Early in fiscal 2021, we were informed of an expansion of Nike’s direct-to-consumer initiatives that impacted certain multi-branded retailers, including us, and which led to a significant reduction in our supply chain relative to this vendor. While we believe we have suitable replacements to satisfy product demand, if we are unable to develop suitable alternatives to satisfy product demand in fiscal 2023 and beyond, sales could decline which could negatively impact future operating results.

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

We historically utilized print advertising programs that included newspaper inserts, direct mailers and courier-delivered inserts in order to effectively deliver our message to our targeted markets. Newspaper circulation and readership has been declining, and in 2020, in response to the COVID-19 pandemic, we accelerated the reduction of our print advertising programs. The consumer preferences for certain of our product categories that have driven positive sales during the COVID-19 outbreak have not continued after the outbreak has subsided, and we may need to increase advertising and promotional activity from the current historically low levels in an effort to drive customer traffic and sales, which could impact our profitability. If our efforts to evolve our advertising programs fail or we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer.

The COVID-19 pandemic has disrupted and could in the future disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. Disruptions related to COVID-19 negatively impacted our financial results in the first half of fiscal 2020 when we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. As our stores reopened and COVID-19 restrictions began easing, we experienced unprecedented consumer demand for our products and our financial results improved during the second half of fiscal 2020 and throughout fiscal 2021. In response to COVID-19 during fiscal 2020, measures we took to reduce expense, preserve capital and enhance our liquidity benefited our financial performance in the second half of fiscal 2020 and throughout fiscal 2021.

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

COVID-19 has also impacted our supply chain for products we sell, particularly those products that are sourced from Asia. To the extent one or more of our vendors or shipping or port facilities are negatively impacted by COVID-19, including due to the closure of its distribution centers or manufacturing facilities, we may be unable to maintain delivery schedules or adequate inventory in our stores. Future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

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

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather and climate conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in California where we have a high concentration of stores, seasonal factors such as unfavorable weather conditions or other localized conditions including flooding (such as recent flooding that resulted in a casualty to our store located in San Ramon, CA), drought, fires (such as the wildfires of 2021 that resulted in the closing of certain national parks and led to a negative impact on various outdoor activities, particularly camping and watersports, and the wildfires of 2018 that destroyed our store located in Paradise, CA), earthquakes or electricity blackouts (such as the rolling blackouts of 2019 that impacted certain California stores) could impact our sales and harm our operations. State and local regulatory compliance, such as with recent minimum wage increases in our market areas, also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

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

We rely on a single distribution center facility located in Riverside, California to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross profit may significantly decrease. Our distribution center is staffed in part by employees represented by Local 986. We have not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

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

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute at the ports through which our products travel, particularly the Ports of Los Angeles and Long Beach, could lead to protracted delays in the movement of our products, which could further delay the delivery of products to our stores and impact net sales and profitability. In addition, other conditions outside of our control, such as adverse weather conditions, acts of terrorism or public health issues that could lead to temporary closures of or delays at facilities or shipping ports, such as the COVID-19 pandemic, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell. During the second half of fiscal 2021 and continuing into the third quarter of fiscal 2022, we experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that had significantly increased cargo backlogs. These factors, in addition to workforce shortages in the trucking industry, have limited our ability to obtain desired quantities of inventory for various merchandise categories. While we have generally been able to sufficiently stock product in our stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

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

As of January 1, 2023, our long-term revolving credit borrowings outstanding were zero. However, we have historically maintained a leveraged financial position. This means:

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

Volatility in capital and credit markets can impact the ability of financial institutions to meet their lending obligations. Based on information available to us, the lender under our revolving credit facility is currently able to fulfill its commitments thereunder. However, circumstances could arise that may impact its ability to fund its obligations in the future. Although we believe the commitments from our lender under the revolving credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Bank of America, National Association, our lender, or any other lender under the credit facility from time to time, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

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
•
laws and regulations governing consumer privacy, such as the California Consumer Privacy Act; and
•
laws and regulations designed to address climate change, including measuring, reporting and mitigating greenhouse gas emissions.

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

Because we sell firearm-related products, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us to, among other things, obtain and maintain federal, state or local permits or licenses in order to sell firearms or ammunition, ensure that certain employees obtain licenses to sell firearms or ammunition, ensure that all purchasers of firearms are subjected to a pre-sale background check and other requirements, record the details of each firearm sale on appropriate government-issued forms, record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and maintain these records for a specified period of time. Additionally, in certain jurisdictions we are required to obtain a license to sell ammunition or record the details of each ammunition sale and maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearm-related products has been the subject of increased federal, state and local regulation, such as requirements related to performing a safe-handling demonstration of firearms in California, new minimum age restriction laws, ammunition sales laws, and new security laws, including California Senate Bill 1384, which may require us to incur material capital expenditures and operating expenses to comply with such Bill, effective as of January 1, 2024. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearm-related products that we are permitted to purchase and sell, impose new restrictions and requirements on the manner in which we purchase, sell and store these products, increase regulatory fees charged to the consumer and impact our ability to offer these products in certain retail locations or markets. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearm-related products, our permits or licenses to sell firearm-related products at our stores or maintain inventory of firearm-related products at our distribution center may be suspended or revoked. We may also incur losses related to these products if we fail to obtain or timely renew a necessary license. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearm-related products could cause our operating expense to increase and this could adversely affect our results of operations.

Risks Related to Investing in Our Common Stock

The declaration of discretionary dividend payments or the repurchase of our common stock pursuant to our share repurchase program may not continue.

We currently pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of us and our stockholders. In fiscal 2021, we also paid two special dividends. Our dividend policy may be affected by, among other items, business conditions, our financial condition, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. In early fiscal 2020, we suspended dividend payments in an effort to preserve capital in response to the initial impact of the COVID-19 pandemic. While we have since reinstated and increased our quarterly dividend and paid special dividends, our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, although we repurchased shares in fiscal 2022 pursuant to our share repurchase program authorized by our Board of Directors, we are not obligated to make any purchases under the program and we may reduce the amount of purchases we make under the program or discontinue the program at any time.

If we are unable to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could lead to a loss of investor confidence and result in a decline in the market price of our common stock.

Adequate and effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we are unable to provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even established adequate and effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even established adequate and effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of adequate and effective internal controls over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures.

If we fail to maintain adequate and effective internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, we may be unable to meet our reporting obligations in a timely and reliable manner, and there could be a material adverse effect on our business and financial results. If our current control environment deteriorates, investors may lose confidence which could adversely affect the market price of our common stock.

Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change of control would be beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation and Second Amended and Restated Bylaws (“Bylaws”) as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. The provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law that could discourage, delay or prevent a merger, acquisition or other change in control include:

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

Our Bylaws designate certain state or federal courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us and may impose additional costs on us and our stockholders.

Our Bylaws provide that, unless we consent to the selection of an alternative forum: (a) the Court of Chancery of the State of Delaware (the “Chancery Court”) (or, in the event that the Chancery Court does not have jurisdiction, the federal district court or other state courts located within the State of Delaware) shall be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a breach of a fiduciary duty, (iii) any action, suit or proceeding arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or our Certificate of Incorporation or Bylaws or (iv) any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine; and (b) subject to the preceding provisions, federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint or cause of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint. We refer to the above provisions as the forum selection provisions and we refer to the bylaw provision governing causes of action under the Securities Act of 1933 as the federal forum selection provision. The Bylaws further enable us to initiate an action against a stockholder to enforce the forum selection provisions should the stockholder sue, or threaten to sue, in another jurisdiction. Notwithstanding the foregoing, the forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

Our forum selection provisions do not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders are not deemed to have waived our compliance with the same. Any person or entity purchasing or otherwise acquiring any interest in security of our Company is deemed to have notice of and consented to the forum selection provisions.

These forum selection provisions may impose additional costs on stockholders pursuing claims described above. They may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other team members or stockholders, which may discourage the filing of lawsuits against our Company and our officers and directors, even though an action, if successful, might benefit stockholders. The Chancery Court and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to our company than our stockholders.

Section 22 of the Securities Act of 1933 creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act of 1933 be brought in federal court are ‘facially valid’ under Delaware law, there is uncertainty as to whether other courts will enforce that provision. If a court were to find any forum selection provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial conditions. The forum selection provisions may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid.

Significant stockholders or potential stockholders may attempt to effect changes or acquire control over our Company, which could adversely affect our results of operations and financial condition.

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals, all of which may increase with the effectiveness of SEC universal proxy rules. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

General Risk Factors

Disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, income, unemployment trends, home values and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. We are experiencing, and may continue to experience, increased inflationary pressure on the cost of certain products. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. Deterioration of the consumer spending environment could be harmful to our financial condition and results of operations, could adversely affect our ability to comply with covenants under our credit facility and, as a result, may negatively impact our ability to continue payment of our quarterly dividend, to repurchase our stock and to open additional stores in the manner that we have in the past. During fiscal 2022 and into fiscal 2023, competition for labor and broad-based inflation has caused us to pay higher wage rates and contributed to increased operating expenses.

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

Our future success depends to a significant degree on the skills, experience and efforts of Steven G. Miller, our Chairman, President and Chief Executive Officer, and other key personnel with longstanding tenure who are not obligated to stay with us. The loss of the services of any of these individuals for any reason could harm our business and operations. In addition, as our business grows and evolves, we will need to attract and retain additional qualified management personnel in a timely manner to hire, develop, train and manage an increasing number of middle-level management, sales associates and other employees.

During fiscal 2022 and continuing into fiscal 2023, competition for qualified employees intensified, requiring us to pay higher wages. In the future, increases in the cost of living in our market areas could require us to pay higher wages and benefits to attract a sufficient number of qualified employees and increases in the minimum wage or other employee benefit costs could increase our operating expense. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

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

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of January 1, 2023, of our total store leases, 65 leases are due to expire in the next five years without renewal options. We intend to renegotiate most of these leases as they expire, either for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 12,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 22.4 million sales transactions and an average transaction size of approximately $44 in fiscal 2022. The following table details our store locations by state as of January 1, 2023:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	223	51.5%
Washington	1984	46	10.7
Arizona	1993	41	9.5
Oregon	1995	29	6.7
Colorado	2001	22	5.3
New Mexico	1995	19	4.4
Nevada	1978	19	4.2
Utah	1997	18	4.2
Idaho	1994	11	2.6
Texas	1995	3	0.7
Wyoming	2010	1	0.2
Total		432	100.0%

Our same store sales per square foot were approximately $201 for fiscal 2022. Our same store sales per square foot combined with our efficient store-level operations and low store maintenance costs have allowed us to historically generate strong store-level returns.

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

As of February 21, 2023, there were 22,182,955 shares of common stock outstanding held by 495 holders of record.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return for our common stock with the cumulative total return of (i) the NASDAQ Composite Stock Market Index and (ii) the NASDAQ Retail Trade Index. The information in this graph is provided at annual intervals for the fiscal years ended 2018, 2019, 2020, 2021 and 2022. This graph shows historical stock price performance (including reinvestment of dividends) and is not necessarily indicative of future performance:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Big 5 Sporting Goods Corporation, the NASDAQ Composite Index
and the NASDAQ Retail Trade Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/17
12/30/18
12/29/19
1/3/21
1/2/22
1/1/23
Big 5 Sporting Goods Corporation
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In fiscal 2022, we paid aggregate quarterly cash dividends of $1.00 per share, or $0.25 per share per quarter, of outstanding common stock. In the first quarter of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 24, 2023 to stockholders of record as of March 10, 2023.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021 are referred to as fiscal 2022, 2021 and 2020, respectively. The following discussion and analysis of our financial condition and results of operations for the years presented includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2022 and fiscal 2021 each included 52 weeks, and fiscal 2020 included 53 weeks.

Impact of Global Events

Recent global events, including the novel coronavirus (“COVID-19”) and the ongoing conflict in Ukraine, have adversely affected global economies, disrupted global supply chains and contributed to increased inflation, impacting the cost of products and services.

Disruptions related to COVID-19 negatively impacted our financial results in the first half of fiscal 2020 when we temporarily closed more than one-half of our retail store locations in response to state and local shelter orders related to the COVID-19 outbreak. As our stores reopened and COVID-19 restrictions began easing, we experienced unprecedented consumer demand for our products and our financial results improved during the second half of fiscal 2020 and throughout fiscal 2021. In response to COVID-19 during fiscal 2020, measures we took to reduce expense, preserve capital and enhance our liquidity benefited our financial performance in the second half of fiscal 2020 and throughout fiscal 2021. Certain of those measures, such as reductions to advertising expense in comparison with historical levels, continued to benefit fiscal 2022 and we expect to maintain our advertising expense below pre-pandemic levels in the foreseeable future.

Disruptions related to the ongoing conflict in Ukraine contributed to higher fuel prices and, consequently, higher product costs. The ongoing conflict in Ukraine may continue to lead to disruptions in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. As long as this conflict continues, we expect these challenges to remain into fiscal 2023.

We will continue to monitor these events and take appropriate actions intended to mitigate the risk of these global events, or any other global events that arise, as necessary.

Overview

We are a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of January 1, 2023. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Through our e-commerce platform, we also offer selected products online. E-commerce sales for fiscal 2022, 2021 and 2020 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

We believe that over our 68-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Nike, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing and print advertising in major and local newspapers and direct mailers, in an effort to generate customer traffic, drive sales and build brand awareness. Over the last several years we have been reducing our overall advertising spend and also shifting our advertising spend away from print media towards digital advertising, which we believe allows us to more effectively manage our advertising expense. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

	Fiscal Year
	2022	2021	2020
Beginning of period	431	430	434
New stores	3	5	—
Stores relocated	(1)	(2)	—
Stores closed	(1)	(2)	(4)
End of period	432	431	430
Stores opened (closed) per year, net	1	1	(4)

(1)
Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.

For fiscal 2023, we anticipate opening approximately six new stores and closing approximately five stores.

Executive Summary

Our decreased net income for fiscal 2022 compared to fiscal 2021 was mainly attributable to reduced net sales, lower merchandise margins and higher selling and administrative expense year over year. Reduced net sales in fiscal 2022 primarily reflected comparisons to fiscal 2021 in which strong consumer demand for various sporting goods products resulted from the easing of COVID-19 pandemic restrictions and consumers’ desire to recreate and stay active. Decreases in net sales in fiscal 2022 in part reflected increased inflationary pressures which dampened consumer sentiment and impacted discretionary spending. Worsening inflation and higher labor costs also resulted in higher operational expense which had an unfavorable impact on our earnings.

•
Net sales for fiscal 2022 decreased 14.3% to $995.5 million compared to $1,161.8 million for fiscal 2021. The decrease in net sales reflects a decline of 14.5% in same store sales when compared with fiscal 2021. After experiencing strong same store sales associated with the COVID-19 pandemic in fiscal 2021, our lower same store sales in fiscal 2022 in part reflected significant inflationary pressures and heightened recessionary concerns that negatively impacted consumer sentiment, which contributed to reduced net sales across each of our major merchandise categories of hardgoods, apparel and footwear.
•
Gross profit for fiscal 2022 represented 34.3% of net sales, compared with 37.5% in the prior year. Merchandise margins were an unfavorable 63 basis points lower than the prior year, while store occupancy expense and distribution expense, including costs capitalized into inventory, as a percentage of net sales were higher compared with fiscal 2021. While merchandise margins were down year over year they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for fiscal 2022 increased 2.6% to $307.7 million, or 30.9% of net sales, compared to $299.8 million, or 25.8% of net sales, for fiscal 2021. The increase in selling and administrative expense primarily reflects an increase in employee labor and benefit-related expense as well as higher operational expense impacted by inflation, partially offset by a decrease in company performance-based incentive accruals year over year.
•
Net income for fiscal 2022 was $26.1 million, or $1.18 per diluted share, compared to net income of $102.4 million, or $4.55 per diluted share, for fiscal 2021. The decreased earnings reflect lower net sales, the unfavorable impact of lower merchandise margins and higher selling and administrative expense year over year.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents, cash flows from operations and borrowings from our revolving credit facility.

•
Operating cash flow for fiscal 2022 was a negative $28.4 million compared to a positive $115.5 million in the prior year. The decreased operating cash flow was due primarily to decreased net income, increased funding of merchandise inventory and decreased accrued expenses primarily related to performance-based incentive accruals.
•
Capital expenditures for fiscal 2022 increased to $13.2 million from $10.9 million in fiscal 2021, primarily reflecting store-related remodeling and the opening of new stores in fiscal 2022 compared with fiscal 2021.

•
We had cash of $25.6 million and cash and cash equivalents of $97.4 million as of January 1, 2023 and January 2, 2022, respectively. The balance as of the end of fiscal 2022 did not include cash equivalents, and the balance as of the end of fiscal 2021 included cash equivalents of $75.0 million related to investments in highly-liquid U.S. Treasury bills. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.
•
We paid cash dividends in fiscal 2022 of $22.3 million, or $1.00 per share, compared with $61.8 million, or $2.83 per share, in fiscal 2021. The decrease in year-over-year dividends paid reflected special dividends of $2.00 per share that were declared in the second quarter and fourth quarter of fiscal 2021.
•
We repurchased 295,719 shares of common stock for $4.1 million in fiscal 2022, and we repurchased 361,323 shares of common stock for $7.6 million in fiscal 2021.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales, and other financial data, for the periods indicated:

	Fiscal Year (1)
	2022		2021		2020
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$995,538	100.0%	$1,161,820	100.0%	$1,041,212	100.0%
Cost of sales (2)	654,323	65.7	725,991	62.5	692,041	66.5
Gross profit	341,215	34.3	435,829	37.5	349,171	33.5
Selling and administrative expense (3)	307,700	30.9	299,812	25.8	275,406	26.5
Other income	—	—	—	—	(2,500)	(0.2)
Operating income	33,515	3.4	136,017	11.7	76,265	7.2
Interest expense	572	0.1	893	0.1	1,880	0.2
Income before income taxes	32,943	3.3	135,124	11.6	74,385	7.0
Income tax expense	6,809	0.7	32,738	2.8	18,445	1.8
Net income	$26,134	2.6%	$102,386	8.8%	$55,940	5.2%
Other Financial Data:
Net sales change		(14.3)%		11.6%		4.5%
Same store sales change (4)		(14.5)%		13.9%		3.0%

(1)
Fiscal 2022 and 2021 each included 52 weeks, and fiscal 2020 included 53 weeks.
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
(4)
Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior-year period and sales from e-commerce. For purposes of reporting same store sales comparisons to the prior year for fiscal 2022 and 2021, we used comparable 52-week periods. For purposes of reporting same store sales comparisons to the prior year for fiscal 2020, we used comparable 53-week periods.

A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is incorporated herein by reference and can be found under Item 7 of Part II of our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on March 2, 2022.

Fiscal 2022 Compared to Fiscal 2021

Net Sales. Net sales decreased by $166.3 million, or 14.3%, to $995.5 million for fiscal 2022 from $1,161.8 million for fiscal 2021. The change in net sales was primarily attributable to the following:

•
Same store sales decreased by $165.9 million, or 14.5%, for fiscal 2022 versus the comparable prior-year period. The decrease in same store sales reflected the following:
o
The decrease in same store sales in fiscal 2022 followed a 13.9% increase in same store sales for fiscal 2021 that reflected strong consumer demand as COVID-19 restrictions eased. Sales in fiscal 2022 were impacted in part by significant inflationary pressures and heightened recessionary concerns that negatively impacted consumer sentiment and discretionary spending, as well as unfavorable warm and dry winter weather conditions in our markets in the first quarter of fiscal 2022 that resulted in lower sales of winter-related products.
o
The increase in our same store sales achieved in fiscal 2021 resulted from strong demand for many categories of sporting goods products as certain COVID-19 pandemic restrictions were lifted, and also reflected favorable comparisons against temporary store closures related to COVID-19 during fiscal 2020.
o
Our lower same store sales in fiscal 2022 reflected a decrease in each of our major merchandise categories of hardgoods, apparel and footwear.
o
Same store sales are made on a comparable-week basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of permanently closing, during the comparable periods. Sales from e-commerce in fiscal 2022 and 2021 were not material.
•
We experienced decreased customer transactions of 11.2% and a lower average sale per transaction of 3.3% in fiscal 2022 compared to the prior year.

Gross Profit. Gross profit decreased by $94.6 million to $341.2 million, or 34.3% of net sales, in fiscal 2022 from $435.8 million, or 37.5% of net sales, in fiscal 2021. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $166.3 million, or 14.3%, in fiscal 2022 compared to the prior year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 63 basis points compared with fiscal 2021, when merchandise margins increased by a favorable 250 basis points over the prior year. Our lower merchandise margins primarily reflect an unfavorable shift in our product sales mix, increased promotional pricing and increases in product purchase costs. The higher product purchase costs we experienced reflected increased raw material, labor, freight and fuel costs initially resulting from shortages related to COVID-19, and were worsened by current inflationary pressures. While merchandise margins were down year over year they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Store occupancy expense increased by $1.8 million, or an unfavorable 161 basis points as a percentage of net sales, year over year in fiscal 2022.
•
Distribution expense, including costs capitalized into inventory, decreased by $1.9 million compared to the prior year. However, reflecting lower sales in fiscal 2022, distribution expense as a percentage of net sales increased by an unfavorable 59 basis points year over year. The decrease in expense primarily reflected increased costs capitalized into inventory, lower employee labor expense and reduced trucking expense, partially offset by increased fuel expense that resulted from gas price inflation.

Selling and Administrative Expense. Selling and administrative expense increased by $7.9 million, or 2.6%, to $307.7 million, or 30.9% of net sales, in fiscal 2022 from $299.8 million, or 25.8% of net sales, in fiscal 2021. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, increased by $10.8 million, due largely to increased employee labor and benefit-related expense and other operating expenses driven by inflation and to support our increased store operating hours compared with the reduced store operating hours that we maintained in the prior year in response to the pandemic. While store operating hours were higher in fiscal 2022 compared with last year, store operating hours remain below pre-pandemic levels. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.00 per hour in 2022, and again to $15.50 beginning on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are and have been implementing their own scheduled increases, which may also include interim impacts effective at various points throughout the year. Labor expense in fiscal 2022 also reflected higher demand for labor in many of our markets resulting in higher wages. We estimate that the combined impact of these wage pressures caused our labor expense to increase by approximately $3.1 million for fiscal 2022 compared with fiscal 2021.
•
Advertising expense increased by $1.2 million primarily reflecting increases in digital advertising as well as newspaper advertising, combined with higher advertising labor expense. Despite this year-over-year increase, our expense remains less than half of pre-pandemic expense as a result of initial measures we took in response to COVID-19 in fiscal 2020. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.
•
Administrative expense decreased by $4.1 million, primarily attributable to a decrease in company performance-based incentive accruals, partially offset by an increase in employee labor and benefit-related expense in the current fiscal year combined with the elimination of an employment agreement-related liability in fiscal 2021.

Interest Expense. Interest expense decreased to $0.6 million in fiscal 2022 compared with $0.9 million in fiscal 2021.

Income Taxes. The provision for income taxes decreased to $6.8 million for fiscal 2022 compared to $32.7 million for fiscal 2021, primarily reflecting lower pre-tax income in fiscal 2022 compared to fiscal 2021. Our effective tax rate of 20.7% for fiscal 2022 compared with 24.2% for fiscal 2021. Our lower effective tax rate for fiscal 2022 reflected a higher tax deduction related to share-based compensation combined with lower pre-tax income.

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

We ended fiscal 2022 and 2021 with $25.6 million of cash and $97.4 million of cash and cash equivalents, respectively, and no revolving credit borrowings. The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year
	2022	2021	2020
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(28,440)	$115,528	$148,743
Investing activities	(13,180)	(10,615)	(5,360)
Financing activities	(30,235)	(72,147)	(86,952)
Net (decrease) increase in cash and cash equivalents	$(71,855)	$32,766	$56,431

The seasonality of our business generally provides greater cash flows from operations during the holiday and winter selling season. We use operating cash flows and borrowings under our revolving credit facility, if necessary, to fund inventory increases in anticipation of the holidays and our inventory levels are normally at their highest in the months leading up to Christmas. As holiday sales typically reduce inventory levels, this reduction, combined with net income, historically provides us with strong cash flows from operations at the end of our fiscal year.

For fiscal 2022, we experienced weaker consumer demand that reflected in part significant inflationary pressures and heightened recessionary concerns that negatively impacted consumer sentiment. The higher inflation and softening consumer demand led to lower sales and higher expenses which contributed to decreased net income year over year. Funding for merchandise inventory increased in fiscal 2022 as we continued to replenish depleted inventory levels resulting from strong consumer demand and supply chain challenges in fiscal 2021. The decrease in our operating cash flow for fiscal 2022 compared to the prior year primarily reflects our lower earnings and increased funding of merchandise inventory.

For fiscal 2021, as COVID-19 restrictions continued easing in many of our markets, we experienced strong consumer demand across a broad assortment of product categories, including increased consumer demand for team sports products, which was weak in fiscal 2020 due to the COVID-19 pandemic. This strong consumer demand for fiscal 2021 contributed to higher sales and margins and increased net income year-over-year. After reducing merchandise inventory in fiscal 2020 in response to COVID-19, we increased purchases of merchandise inventory in fiscal 2021 to support the strong consumer demand. Although our operating cash flow for fiscal 2021 was healthy, reflecting our higher earnings, the increased funding of merchandise inventory for the year contributed to reduced operating cash flow compared to fiscal 2020.

Operating Activities. Operating cash flows for fiscal 2022 and 2021 were a negative $28.4 million and a positive $115.5 million, respectively. The decreased cash flow from operating activities in fiscal 2022 compared to fiscal 2021 primarily reflects decreased net income, increased funding of merchandise inventory and decreased accrued expenses primarily related to performance-based incentive accruals.

Investing Activities. Net cash used in investing activities for fiscal 2022 and 2021 was $13.2 million and $10.6 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. In fiscal 2021, capital expenditures of $10.9 million were partially offset by a portion of settlement proceeds related to a civil unrest insurance recovery of $0.2 million. Our capital expenditures primarily reflect store-related remodeling, new store openings, distribution center investments and computer hardware and software purchases. Capital expenditures by category are as follows:

	Fiscal Year
	2022	2021	2020
	(In thousands)
Store-related remodels	$7,805	$5,381	$4,849
New stores	3,577	2,727	169
Distribution center	1,212	1,177	840
Computer hardware, software and other	599	1,579	1,489
Total	$13,193	$10,864	$7,347

Capital expenditures in the fiscal years presented included investment in existing store remodeling to support our merchandising initiatives and enhancement of information security measures to support our infrastructure. Our capital expenditures included three new stores, including relocations, in fiscal 2022 and five new stores, including relocations, in fiscal 2021.

Financing Activities. Financing cash flows for fiscal 2022 and 2021 were a negative $30.2 million and a negative $72.1 million, respectively. For fiscal 2022 and 2021, net cash was used primarily to fund dividend payments, purchase treasury stock and make principal payments on finance lease liabilities, partially offset by proceeds received from the exercise of employee share option awards. The change in cash flow from financing activities for fiscal 2022 primarily reflects a decrease in dividends paid in fiscal 2022 compared to the prior year, which included special dividends of $2.00 per share that were declared in the second and fourth quarters of fiscal 2021.

As of January 1, 2023, we had no revolving credit borrowings and letter of credit commitments of $1.4 million outstanding. These balances compare to no revolving credit borrowings and letter of credit commitments of $1.1 million outstanding as of January 2, 2022.

In fiscal 2022, 2021 and 2020 we paid cash dividends of $1.00, $2.83 and $0.25 per share of outstanding common stock. Dividends declared in fiscal 2021 included special dividends totaling $2.00 per share of outstanding common stock. In the first quarter of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 24, 2023 to stockholders of record as of March 10, 2023.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In fiscal 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $25.0 million of our common stock, which was in effect through the fourth quarter of fiscal 2021 and under which a total of $7.7 million remained available for share repurchases as of January 2, 2022. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under these programs, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 295,719 shares of common stock in fiscal 2022, repurchased 361,323 shares of common stock in fiscal 2021 and repurchased no shares of common stock in fiscal 2020. Since the inception of our initial share repurchase program in May 2006 through January 1, 2023, we have repurchased a total of 4,186,014 shares for $53.6 million.

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

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of our assets. The Loan Agreement contains covenants that require us to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances, and limits our ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. We may generally declare or pay cash dividends or repurchase stock only if, among other things, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied, although we are permitted to make up to $5.0 million of dividend payments or stock repurchases per year without satisfaction of the availability or fixed charge coverage ratio requirements, but dividends or stock repurchases made without satisfying the availability and/or fixed charge coverage ratio requirements will require the establishment of an additional reserve that will reduce borrowing availability under the Loan Agreement for 75 days. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events.

In the first quarter of fiscal 2021, we paid and capitalized $0.7 million in new creditor and third-party fees associated with the Loan Agreement, which is amortized over the term of the Loan Agreement, and extinguished $0.2 million of deferred financing fees associated with the Prior Credit Agreement.

Future Capital Requirements. We had cash on hand of $25.6 million as of January 1, 2023. We expect capital expenditures for fiscal 2023, excluding non-cash acquisitions, to range from approximately $15.0 million to $20.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2023, we anticipate opening approximately six new stores and closing approximately five stores.

Dividends are paid at the discretion of the Board of Directors. In fiscal 2022, 2021 and 2020 we paid annual cash dividends of $1.00 per share, $2.83 per share and $0.25 per share, respectively, of outstanding common stock. Dividends declared in fiscal 2021 included special dividends in the amount of $2.00 per share of outstanding common stock. In the first quarter of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 24, 2023 to stockholders of record as of March 10, 2023.

As of January 1, 2023, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We repurchased 295,719 shares of our common stock in fiscal 2022, repurchased 361,323 shares of our common stock in fiscal 2021 and repurchased no shares of our common stock in fiscal 2020. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our credit facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under our credit facility, if any, and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also generally consist of information technology (“IT”) systems hardware, distribution center delivery tractors and vehicle leases. Additional information regarding our operating leases is available in Item 2, Properties and Note 7, Lease Commitments, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

As of the end of fiscal 2022 and 2021, we had no borrowings under our revolving credit facility. Our zero borrowings reflect improved profitability and positive operating cash flow from increased consumer demand related to the COVID-19 pandemic during fiscal 2020 and 2021.

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

Valuation of Merchandise Inventories, Net

Our merchandise inventories are valued at the lower of cost or net realizable value using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost consists of the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, in-bound freight-related costs and allocated overhead costs associated with our distribution center.

We record valuation reserves on a quarterly basis for merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include recent customer demand, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $2.7 million as of January 1, 2023 and January 2, 2022, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory valuation reserves estimate in total as of January 1, 2023, would result in a change in reserves of $0.3 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”), usually at the store level. The carrying amount of a store asset group includes stores’ operating lease right-of-use (“ROU”) assets and property and equipment, which consists primarily of leasehold improvements. Factors that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses, and a projection that demonstrates continuing losses or insufficient income over the remaining reasonably certain lease term associated with the use of a store asset group. Other factors may include an adverse change in the business climate or an adverse action or assessment by a regulator in the market of a store asset group.

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

Our evaluation resulted in no impairment charges recognized in fiscal 2022, 2021 and 2020.

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

In fiscal 2021 and 2022, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs have been impacted by these inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2021 and 2022, we also experienced increased wage expense as a result of higher demand and intensifying competition for labor in many of our markets and we expect these dynamics to continue into fiscal 2023. Broad-based inflationary pressures adversely impacted many categories of costs and expenses during fiscal 2022 and this impact is expected to continue into fiscal 2023.

Recently Issued Accounting Updates

See Note 2 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Credit Facility, if any, is based on variable rates. We enter into borrowings under our Credit Facility principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We do not currently have borrowings under our Credit Facility as of January 1, 2023 and January 2, 2022. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 1, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of January 1, 2023, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2023, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of January 1, 2023, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2023, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

March 1, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2023.

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

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (11)

4.1	Specimen of Common Stock Certificate. (2)

4.2	Description of Registrant’s Common Stock. (18)

10.1	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (9)

10.2	Amended and Restated Indemnification Implementation Agreement between Big 5 Corp. (successor to United Merchandising Corp.) and Thrifty PayLess Holdings, Inc. dated as of April 20, 1994. (1)

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

10.19

Loan, Guaranty and Security Agreement, dated as of February 24, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., the financial institutions party to the Agreement from time to time as lenders, and Bank of America, N.A., as agent. (17)

10.20

First Amendment to Loan, Guaranty and Security Agreement, dated as of November 22, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (18)

10.21

Second Amendment to Loan, Guaranty and Security Agreement, dated as of October 19, 2022 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (19)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (4)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (20)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (20)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (20)

32.1	Section 1350 Certification of Chief Executive Officer. (20)

32.2	Section 1350 Certification of Chief Financial Officer. (20)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document. (20)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (20)

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. (20)

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document. (20)

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. (20)

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. (20)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (20)

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
(9)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on January 6, 2009.
(10)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 20, 2011.
(11)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 22, 2022.
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
(17)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 1, 2021.
(18)
Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 3, 2021.
(19)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 2, 2022.
(20)
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: March 1, 2023	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	March 1, 2023
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Executive Vice President,	March 1, 2023
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Colleen B. Brown	Director of the Company	March 1, 2023
Colleen B. Brown

/s/ Stephen E. Carley	Director of the Company	March 1, 2023
Stephen E. Carley

/s/ Lily W. Chang	Director of the Company	March 1, 2023
Lily W. Chang

/s/ Jennifer H. Dunbar	Director of the Company	March 1, 2023
Jennifer H. Dunbar

/s/ Van B. Honeycutt	Director of the Company	March 1, 2023
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	March 1, 2023
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory - Valuation of Merchandise Inventories, Net - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s merchandise inventories are valued using the weighted-average cost method. The Company estimates and records valuation reserves on a quarterly basis to record inventory at the lower of cost or net realizable value (“LCNRV”). This includes, among other things, estimating the valuation reserve for inventory with slow-moving or obsolescence exposure, which consider factors such as recent customer demand, merchandise aging, seasonal trends, and decisions to discontinue certain products. Merchandise inventories, net, and inventory valuation reserves were $303.5 million and $2.7 million, respectively, as of January 1, 2023.

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

March 1, 2023

We have served as the Company’s auditor since 2007.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 1, 2023	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25,565	$97,420
Accounts receivable, net of allowances of $44 and $62, respectively	12,270	13,654
Merchandise inventories, net	303,493	279,981
Prepaid expenses	16,632	16,293
Total current assets	357,960	407,348
Operating lease right-of-use assets, net	276,016	270,110
Property and equipment, net	58,311	60,401
Deferred income taxes	9,991	12,097
Other assets, net of accumulated amortization of $1,359 and $905, respectively	6,515	3,997
Total assets	$708,793	$753,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,417	$104,359
Accrued expenses	70,261	85,041
Current portion of operating lease liabilities	70,584	76,882
Current portion of finance lease liabilities	3,217	3,518
Total current liabilities	211,479	269,800
Operating lease liabilities, less current portion	214,584	204,134
Finance lease liabilities, less current portion	7,089	6,456
Other long-term liabilities	6,857	6,254
Total liabilities	440,009	486,644
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,491,750 and 26,109,003 shares, respectively; outstanding 22,184,495 and 22,097,467 shares, respectively	264	260
Additional paid-in capital	126,512	124,909
Retained earnings	196,265	192,261
Less: Treasury stock, at cost; 4,307,255 and 4,011,536 shares, respectively	(54,257)	(50,121)
Total stockholders' equity	268,784	267,309
Total liabilities and stockholders' equity	$708,793	$753,953

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Net sales	$995,538	$1,161,820	$1,041,212
Cost of sales	654,323	725,991	692,041
Gross profit	341,215	435,829	349,171
Selling and administrative expense	307,700	299,812	275,406
Other income	—	—	(2,500)
Operating income	33,515	136,017	76,265
Interest expense	572	893	1,880
Income before income taxes	32,943	135,124	74,385
Income tax expense	6,809	32,738	18,445
Net income	$26,134	$102,386	$55,940
Earnings per share:
Basic	$1.21	$4.73	$2.63
Diluted	$1.18	$4.55	$2.58
Weighted-average shares of common stock outstanding:
Basic	21,634	21,670	21,260
Diluted	22,089	22,512	21,663

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309
Net income	—	—	—	26,134	—	26,134
Dividends on common stock ($1.00 per share)	—	—	—	(22,130)	—	(22,130)
Issuance of nonvested share awards	284,630	2	(2)	—	—	—
Conversion of vested share unit awards	124,012	1	(1)	—	—	—
Exercise of share option awards	83,400	1	348	—	—	349
Share-based compensation	—	—	2,470	—	—	2,470
Forfeiture of nonvested share awards	(31,955)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(77,340)	—	(1,212)	—	—	(1,212)
Purchases of treasury stock	(295,719)	—	—	—	(4,136)	(4,136)
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638
Net income	—	—	—	102,386	—	102,386
Dividends on common stock ($2.83 per share)	—	—	—	(63,198)	—	(63,198)
Issuance of nonvested share awards	248,550	2	(2)	—	—	—
Exercise of share option awards	369,765	3	2,162	—	—	2,165
Share-based compensation	—	—	1,958	—	—	1,958
Forfeiture of nonvested share awards	(19,625)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(70,228)	—	(1,046)	—	—	(1,046)
Purchases of treasury stock	(361,323)	—	—	—	(7,594)	(7,594)
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2019	21,664,076	$252	$120,054	$102,593	$(42,527)	$180,372
Net income	—	—	—	55,940	—	55,940
Dividends on common stock ($0.25 per share)	—	—	—	(5,460)	—	(5,460)
Issuance of nonvested share awards	321,600	3	(3)	—	—	—
Exercise of share option awards	31,600	—	169	—	—	169
Share-based compensation	—	—	1,714	—	—	1,714
Forfeiture of nonvested share awards	(22,375)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(64,573)	—	(97)	—	—	(97)
Balance as of January 3, 2021	21,930,328	$255	$121,837	$153,073	$(42,527)	$232,638

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Net income	$26,134	$102,386	$55,940
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	18,020	17,698	18,450
Share-based compensation	2,470	1,958	1,714
Amortization of other assets	453	577	364
Loss on disposal of equipment	288	—	—
Noncash lease expense	68,929	65,716	64,316
Proceeds from insurance recovery - lost profit margin and expenses	—	1,083	1,077
Gain on recovery of insurance proceeds - lost profit margin and expenses	—	(460)	(1,077)
Gain on recovery of insurance proceeds - property and equipment	—	(249)	(1,750)
Gain on eminent domain condemnation	—	—	(2,500)
Proceeds from eminent domain condemnation - lost profit margin	—	—	2,263
Deferred income taxes	2,106	1,734	(212)
Changes in operating assets and liabilities:
Accounts receivable, net	1,641	5,902	(6,193)
Merchandise inventories, net	(23,512)	(28,801)	58,135
Prepaid expenses and other assets	(3,292)	(5,523)	(1,861)
Accounts payable	(37,251)	23,341	9,243
Operating lease liabilities	(70,940)	(68,028)	(67,198)
Accrued expenses and other long-term liabilities	(13,486)	(1,806)	18,032
Net cash (used in) provided by operating activities	(28,440)	115,528	148,743

Cash flows from investing activities:
Purchases of property and equipment	(13,193)	(10,864)	(7,347)
Proceeds from insurance recovery - property and equipment	—	249	1,750
Proceeds from eminent domain condemnation - property and equipment	—	—	237
Proceeds from disposal of property and equipment	13	—	—
Net cash used in investing activities	(13,180)	(10,615)	(5,360)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	—	137,296
Payments under revolving credit facility	—	—	(203,855)
Changes in book overdraft	619	(246)	(12,031)
Debt issuance costs paid	(18)	(746)	(106)
Principal payments under finance lease obligations	(3,504)	(2,887)	(2,858)
Proceeds from exercise of share option awards	349	2,165	169
Cash purchases of treasury stock	(4,136)	(7,594)	—
Tax withholding payments for share-based compensation	(1,212)	(1,046)	(97)
Dividends paid	(22,333)	(61,793)	(5,470)
Net cash used in financing activities	(30,235)	(72,147)	(86,952)

Net (decrease) increase in cash and cash equivalents	(71,855)	32,766	56,431

Cash and cash equivalents at beginning of year	97,420	64,654	8,223

Cash and cash equivalents at end of year	$25,565	$97,420	$64,654

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$3,828	$8,276	$—
Property and equipment additions unpaid	$1,592	$2,382	$668

Supplemental disclosures of cash flow information:
Interest paid	$586	$624	$1,856
Income taxes paid	$5,471	$36,391	$19,625

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 432 stores and an e-commerce platform as of January 1, 2023. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment under the “Big 5 Sporting Goods” name through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The Company’s consolidated financial statements as of January 1, 2023 and January 2, 2022 and for the years ended January 1, 2023 (“fiscal 2022”), January 2, 2022 (“fiscal 2021”) and January 3, 2021 (“fiscal 2020”) represent the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(2)
Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2022 and fiscal 2021 included 52 weeks, and fiscal 2020 included 53 weeks.

Recently Issued Accounting Updates

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, which was established as the original sunset date. The amendments in this standard are elective and are effective upon issuance for all entities, and the impact from this standard was immaterial.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848, which deferred the sunset date of ASC 848 until December 31, 2024. The ASU became effective upon issuance for all entities, and the impact from this standard was immaterial.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

COVID-19 Impact on Concentration of Risk

In recent years, the novel coronavirus (“COVID-19”) pandemic has significantly impacted health and economic conditions throughout the United States and globally, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine. At the start of the COVID-19 pandemic in fiscal 2020, the Company was forced to temporarily close more than half of its retail store locations and was subsequently able to gradually reopen these stores. In the first quarter of fiscal 2021, the Company experienced a limited number of temporary store closures throughout the chain resulting from COVID-19 outbreaks. Store operating hours in the second quarter of fiscal 2022 were negatively impacted by a resurgence of COVID-related cases that led to quarantining of employees of certain stores throughout the chain, but there was less of an impact from such activity in the second half of fiscal 2022. As the pandemic continues to evolve, the Company may be further required to restrict the operations of its stores or distribution center if it is deemed necessary or if recommended or mandated by authorities.

A substantial amount of the Company’s inventory is manufactured abroad. COVID-19 has also impacted the Company’s supply chain for products sold, particularly those products that are sourced from Asia. To the extent one or more vendors is negatively impacted by continued supply chain disruptions or by COVID-19, including due to interruptions at or closure of those vendors’ distribution centers or manufacturing facilities, or the Company or its vendors are unable to obtain the necessary shipping capacity to transport products to the Company’s distribution center, the Company may be unable to maintain delivery schedules or adequate inventory in its stores. During the second half of fiscal 2021 and continuing into the third quarter of fiscal 2022, the Company experienced significant shipping delays of products sourced from overseas vendors to be received at the Ports of Los Angeles and Long Beach, which reflected increased shipping volume and insufficient labor resources at the ports that had significantly increased cargo backlogs. Shipping capacity constraints and labor shortages at the ports contributed to higher freight costs and adversely impacted our ability to obtain sufficient quantities of certain products in our stores to meet customer demand, although to a lesser degree in the second half of fiscal 2022. While our ability to obtain product has improved, these factors, in addition to workforce shortages in the trucking industry, have limited the Company’s ability to obtain desired quantities of inventory for various merchandise categories. While the Company has generally been able to sufficiently stock product in its stores to meet most consumer demand during the pandemic, future prolonged and sustained delays in product reaching the Company’s stores from overseas vendors, particularly during the holiday season, could result in the inability to obtain adequate levels of merchandise inventories to meet consumers’ needs, which could have an adverse impact on net sales and profitability.

General Concentration of Risk

The Company maintains its cash accounts in financial institutions, and accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash equivalents represent investments of excess cash on hand of $75.0 million into U.S. Treasury bills as of January 2, 2022. There were no cash equivalents as of January 1, 2023.

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

The Company purchases merchandise from nearly 700 suppliers, and the Company’s 20 largest suppliers accounted for 35.9% of total purchases in fiscal 2022. No vendor represented greater than 5% of total purchases in fiscal 2022. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of COVID-19, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In early fiscal 2021, the Company was informed of an expansion of Nike’s direct-to-consumer initiatives that impacted certain multi-branded retailers, including the Company, and which led to a significant reduction in supply chain relative to this vendor. This transition did not impact our ability to continue to purchase certain Nike branded products from authorized licensees even though Nike no longer represents a significant percentage of our merchandise purchases. The Company has been actively expanding its relationships with other new and existing vendors in an effort to replace the affected Nike product within its product mix, which has been hampered in some instances by vendor supply chain challenges.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after January 1, 2023, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

As noted in the segment information elsewhere in this Note 2 to the Notes to Consolidated Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(In thousands)
Hardgoods	$536,294	$637,181	$623,728
Athletic and sport footwear	246,302	279,645	228,311
Athletic and sport apparel	209,672	241,526	184,538
Other sales	3,270	3,468	4,635
Net sales	$995,538	$1,161,820	$1,041,212

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

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s consolidated balance sheet as of January 1, 2023. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Contract liabilities are recognized primarily for stored-value card sales and issuances in exchange for returns. Cash received from the sale or issuance of stored-value cards is recorded as a contract liability in accrued expenses in the Company’s consolidated balance sheets, and the Company recognizes revenue upon the customer’s redemption of the stored-value card. Stored-value card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of five percent. The Company does not sell or provide stored-value cards that carry expiration dates.

The Company recognized $6.1 million, $5.9 million and $5.4 million in stored-value card redemption revenue for fiscal 2022, 2021 and 2020, respectively. The Company also recognized $0.3 million in stored-value card breakage revenue for each of fiscal 2022, 2021 and 2020. The Company had outstanding stored-value card liabilities of $8.8 million and $8.3 million as of January 1, 2023 and January 2, 2022, respectively, which are included in accrued expenses in the Company’s consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense in the Company’s consolidated balance sheets, estimated right-of-return merchandise cost of $1.2 million related to estimated sales returns as of January 1, 2023 and January 2, 2022, and recorded, as accrued expense in the Company’s consolidated balance sheets, an allowance for sales returns reserve of $2.3 million and $2.5 million as of January 1, 2023 and January 2, 2022, respectively.

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

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable. Amounts relating to the purchase of merchandise are treated as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold. After reducing advertising significantly in fiscal 2021 and 2020 in response to the COVID-19 pandemic, beginning in the second half of fiscal 2020 and for all periods presented, amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold.

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense, net of co-operative advertising allowances, amounted to $12.1 million, $11.0 million and $10.6 million for fiscal 2022, 2021 and 2020, respectively. The Company reduced advertising significantly in fiscal 2022, 2021 and 2020 in response to the COVID-19 pandemic. Advertising expense is included in selling and administrative expense in the Company’s consolidated statements of operations. The Company receives co-operative advertising allowances from certain product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. Co-operative advertising allowances recognized as a reduction to selling and administrative expense amounted to zero for fiscal 2022 and 2021 and $1.1 million for fiscal 2020. Beginning in the second half of fiscal 2020, as a result of the significant reductions of print advertising in fiscal 2022, 2021 and 2020, the Company treated these advertising allowances as a reduction of inventory cost and cost of goods sold which had an immaterial effect on the Company’s consolidated financial statements.

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

Pre-opening Costs

Pre-opening costs for new stores, which are not material, consist primarily of payroll and recruiting expense, training, marketing, rent, travel and supplies, and are expensed as incurred and included in selling and administrative expense in the Company’s consolidated statements of operations.

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

Valuation of Merchandise Inventories, Net

The Company’s merchandise inventories are valued at the lower of cost or net realizable value using the weighted-average cost method that approximates the first-in, first-out (“FIFO”) method. Average cost includes the direct purchase price of merchandise inventory, net of vendor allowances and cash discounts, in-bound freight-related expense and allocated overhead expense associated with the Company’s distribution center.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other assets include the long-term portion of certain prepaid expenses, capitalized deferred financing fees related to the Company’s credit facility and capitalized implementation costs related to information technology (“IT”) system hosting arrangements that are service contracts. While deferred financing fees and implementation costs are capitalized and amortized over the respective terms of their arrangements, costs related to the service element of a hosting arrangement that is a service contract are expensed as incurred.

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

The Company did not recognize any impairment charges in fiscal 2022, 2021 and 2020.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, IT hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the Company’s consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities, current and noncurrent, on the Company’s consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the Company’s consolidated statement of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the Company’s consolidated balance sheets. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

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

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for COVID-19 lease abatements of $3.1 million in fiscal 2020 as reductions to variable lease expense and accounted for lease deferrals of $0.1 million as of January 1, 2023 and January 2, 2022, respectively, as if no changes to the lease contract were made while continuing to recognize expense during the deferral period and deferring the payment obligation as a liability.

See Note 6 to the Notes to Consolidated Financial Statements for a further discussion on leases.

Self-Insurance Liabilities

The Company is self-insured for certain of its various insurance risks including its estimated workers’ compensation liability risk in some states. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s actuarially-estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the Company’s consolidated balance sheets as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the Company’s consolidated financial statements. Self-insurance liabilities totaled $11.1 million and $10.2 million as of January 1, 2023 and January 2, 2022, respectively, of which $4.6 million and $4.4 million were recorded as a component of accrued expenses as of January 1, 2023 and January 2, 2022, respectively, and $6.5 million and $5.8 million were recorded as a component of other long-term liabilities as of January 1, 2023 and January 2, 2022, respectively, in the Company’s consolidated balance sheets.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense in the Company’s consolidated statements of operations. As of January 1, 2023 and January 2, 2022, the Company had no accrued interest or penalties. See Note 8 to the Notes to Consolidated Financial Statements for a further discussion on income taxes.

Treasury Stock Purchases

The Company repurchases its common stock in the open market pursuant to programs approved by its Board of Directors. In the first quarter of fiscal 2022, the Board of Directors authorized a new share repurchase program of up to $25.0 million of common stock, which replaced the previous share repurchase program under which a total of $7.7 million remained available. Under these programs, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Company may repurchase its common stock for a variety of reasons, including, among other things, its alternative cash requirements, existing business conditions and the current market price of its stock. However, the timing and amount of such purchases, if any, would be at the discretion of management and the Board of Directors. The Company repurchased 295,719 shares of common stock in fiscal 2022, repurchased 361,323 shares of common stock in fiscal 2021 and repurchased no shares of common stock in fiscal 2020.

(3)
Property and Equipment, Net

Property and equipment, net, consist of the following:

	January 1, 2023	January 2, 2022
	(In thousands)
Leasehold improvements	$184,326	$176,066
Furniture and equipment	146,392	142,638
Internal-use software	37,192	37,188
Land	2,750	2,750
Building	1,775	1,775
	372,435	360,417
Accumulated depreciation and amortization (1)	(315,596)	(301,852)
	56,839	58,565
Assets not placed into service	1,472	1,836
Property and equipment, net	$58,311	$60,401

(1)
Includes accumulated amortization for internal-use software development costs of $34.4 million and $32.7 million as of January 1, 2023 and January 2, 2022, respectively.

Depreciation expense associated with property and equipment, including assets leased under finance leases, was $8.0 million, $7.6 million and $6.7 million for fiscal 2022, 2021 and 2020, respectively. Amortization expense for leasehold improvements was $8.0 million, $8.0 million and $8.9 million for fiscal 2022, 2021 and 2020, respectively. Amortization expense for internal-use software was $2.0 million, $2.1 million and $2.9 million for fiscal 2022, 2021 and 2020, respectively. The gross cost of equipment under finance leases, included above, was $19.1 million and $16.5 million as of January 1, 2023 and January 2, 2022, respectively. The accumulated depreciation related to these finance leases was $8.2 million and $6.1 million as of January 1, 2023 and January 2, 2022, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly liquid investments of excess cash into U.S. Treasury bills, which have original maturities of three months or less. As of January 1, 2023, the Company had no cash equivalents. As of January 2, 2022, the Company recorded $75.0 million in cash equivalents, and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly, based on the prevailing market interest rate as of the measurement date. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of January 1, 2023 and January 2, 2022, there were no long-lived assets subject to impairment.

(5)
Accrued Expenses

The major components of accrued expenses are as follows:

	January 1, 2023	January 2, 2022
	(In thousands)
Payroll and related expense	$26,525	$37,345
Occupancy expense	10,126	10,168
Sales tax	9,964	12,112
Other	23,646	25,416
Accrued expenses	$70,261	$85,041

Payroll and related expense as of January 2, 2022 reflected a deferral of the employer portion of Social Security tax provided by the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which allowed employers to defer their portion of the social security payroll tax otherwise due with respect to wages earned from March 27, 2020 through December 31, 2020. The decrease in accrued payroll and related expense as of January 1, 2023 compared to the prior year primarily reflects lower performance-based incentive accruals and payment during fiscal 2022 of the deferred portion of Social Security tax provided by the CARES Act.

(6)
Lease Commitments

The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, IT hardware, and distribution center delivery tractors and equipment, and accounts for these leases in accordance with ASC 842. The Company’s operating leases have remaining reasonably certain lease terms of up to 12 years, which typically include options to extend the leases for up to 5 years. The Company’s finance leases have remaining reasonably certain lease terms of up to 6 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, the components of lease expense were as follows:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(In thousands)
Lease expense:
Operating lease expense	$83,412	$81,734	$83,030
Variable lease expense	18,803	18,384	15,238
Sublease income	—	(91)	(1,192)
Operating lease expense	102,215	100,027	97,076

Amortization of right-of-use assets	3,652	2,940	2,721
Interest on lease liabilities	282	260	297
Finance lease expense	3,934	3,200	3,018
Total lease expense	$106,149	$103,227	$100,094

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

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(In thousands)
Operating cash flows from operating leases	$86,170	$85,238	$83,028
Financing cash flows from finance leases	3,504	2,887	2,858
Operating cash flows from finance leases	289	271	313
Cash paid for amounts included in the measurement of lease liabilities	$89,963	$88,396	$86,199

Right-of-use assets obtained in exchange for new finance lease liabilities	$3,859	$8,723	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$74,829	$56,953	$80,452
Weighted-average remaining lease term—finance leases	3.8 years	3.8 years	2.4 years
Weighted-average remaining lease term—operating leases	5.0 years	4.8 years	5.0 years
Weighted-average discount rate—finance leases	3.8%	3.1%	4.8%
Weighted-average discount rate—operating leases	4.9%	5.4%	6.1%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of January 1, 2023 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2023	$4,419	$82,670
2024	2,446	74,426
2025	1,933	57,419
2026	1,414	41,376
2027	620	24,728
Thereafter	267	41,165
Undiscounted cash flows	$11,099	$321,784
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.8 years	5.0 years
Weighted-average discount rate	3.8%	4.9%
Present values	$10,306	$285,168
Lease liabilities - current	3,217	70,584
Lease liabilities - long-term	7,089	214,584
Lease liabilities - total	$10,306	$285,168
Difference between undiscounted and discounted cash flows	$793	$36,616

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

As of January 1, 2023 and January 2, 2022, the Company had no long-term revolving credit borrowings outstanding.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8)
Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2022:
Federal	$2,958	$1,905	$4,863
State	1,745	201	1,946
	$4,703	$2,106	$6,809
Fiscal 2021:
Federal	$23,422	$1,121	$24,543
State	7,582	613	8,195
	$31,004	$1,734	$32,738
Fiscal 2020:
Federal	$13,786	$86	$13,872
State	4,871	(298)	4,573
	$18,657	$(212)	$18,445

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(In thousands)
Tax expense at statutory rate	$6,918	$28,376	$15,621
State tax expense, net of federal tax effect	1,734	7,167	3,975
Additional deduction related to share-based compensation	(1,321)	(2,623)	—
Nondeductible expenses	259	729	86
Tax credits	(826)	(603)	(246)
Change in valuation allowance	—	(318)	(418)
CARES Act net operating loss carryback	—	—	(822)
Write-offs related to nonvested share awards	—	—	260
Other	45	10	(11)
	$6,809	$32,738	$18,445

Deferred tax assets and liabilities as of January 1, 2023 and January 2, 2022 are tax-effected based on the federal and state corporate income tax rates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	January 1, 2023	January 2, 2022
	(In thousands)
Deferred tax assets:
Employee benefit-related liabilities	$2,781	$2,889
Insurance liabilities	2,654	2,421
Deferred rent	1,632	2,828
Gift card liability	1,594	1,420
Merchandise inventory	1,103	1,215
Property, plant and equipment	816	814
Share-based compensation	810	805
State taxes	379	1,545
California Enterprise Zone Tax Credits	325	381
Other deferred tax assets	606	686
Gross deferred tax assets	12,700	15,004
Less: Valuation allowance	(280)	(280)
Deferred tax assets, net of valuation allowance	12,420	14,724
Deferred tax liabilities:
Prepaid expense	(992)	(1,147)
Federal liability on state deferred tax assets	(954)	(996)
Accrual for software as a service	(483)	(484)
Deferred tax liabilities	(2,429)	(2,627)
Net deferred tax assets	$9,991	$12,097

As of fiscal 2022 and 2021, the Company maintained a valuation allowance of $0.3 million related to unused California Enterprise Zone Tax Credits, which the Company will not be able to carry forward beyond the 2023 tax year as a result of California’s termination of this program. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, except as noted above, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced. Certain prior period amounts were reclassified to conform with current period presentation requirements.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2019 and after, and state and local income tax returns are open for fiscal years 2018 and after.

As of January 1, 2023 and January 2, 2022, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of January 1, 2023 and January 2, 2022, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
	(In thousands, except per share data)
Net income	$26,134	$102,386	$55,940
Weighted-average shares of common stock outstanding:
Basic	21,634	21,670	21,260
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	455	842	403
Diluted	22,089	22,512	21,663
Basic earnings per share	$1.21	$4.73	$2.63
Diluted earnings per share	$1.18	$4.55	$2.58
Antidilutive share option awards excluded from diluted calculation	16	2	494
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	185	—	46

The computation of diluted earnings per share for the periods presented excludes certain share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share).

No nonvested share awards or nonvested share unit awards were antidilutive for fiscal 2021. The computation of diluted earnings per share for fiscal 2022 and 2020 excludes certain nonvested share awards and nonvested share unit awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards and nonvested share unit awards exceeded the average market price of the Company’s common shares.

(10)
Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $2.4 million, $5.3 million and $3.7 million for fiscal 2022, 2021 and 2020, respectively.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(12)
Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s results of operations or financial condition.

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

(13)
Share-Based Compensation Plans

2019 Equity Incentive Plan

In April 2019, the Company adopted the 2019 Equity Incentive Plan, as amended and restated in June 2022 (“2019 Plan”), which replaced the Company’s Amended and Restated 2007 Equity and Performance Incentive Plan (the “Prior Plan”). The amendment and restatement of the 2019 Plan in June 2022 primarily authorized an additional 3,300,000 shares available for future grant. Awards under the 2019 Plan may consist of share option awards (both incentive share option awards and non-qualified share option awards), stock appreciation rights, nonvested share awards, other stock unit awards or dividend equivalents. In the past, share option awards issued by the Company have typically been non-qualified share option awards, while nonvested share awards and nonvested share unit awards issued by the Company have typically been based on the attainment of service-only conditions. Upon the adoption of the 2019 Plan, the Company stopped issuing awards under the Prior Plan, although the Company will continue to honor any outstanding awards under the Prior Plan.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The 2019 Plan (i) permits the Company to issue a maximum of 7,148,803 shares of the Company’s common stock plus the number of any additional shares that may thereafter become available as a result of the forfeiture, expiration or other cancellation of awards under any prior plans; and (ii) expires on April 11, 2029.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. As of January 1, 2023, 4,350,658 shares remained available for future grant, and 300,035 share option awards, 587,675 nonvested share awards and zero nonvested share unit awards remained outstanding.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2022, 2021 and 2020 was $2.5 million, $2.0 million and $1.7 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million in fiscal 2022, 2021 and 2020 and compensation expense recognized in selling and administrative expense was $2.4 million, $1.9 million and $1.6 million in fiscal 2022, 2021 and 2020, respectively. The recognized tax benefit related to compensation expense for fiscal 2022, 2021 and 2020 was $0.5 million, $0.5 million and $0.4 million, respectively. Net income for fiscal 2022, 2021 and 2020 reflects the net-of-tax charge of $2.0 million, $1.5 million and $1.3 million, respectively, or $0.09, $0.07 and $0.06 per basic and diluted share, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 10,000 share option awards with a weighted-average grant-date fair value of $5.46 per share option award in fiscal 2022, granted 10,000 share option awards with a weighted-average grant-date fair value of $12.16 per share option award in fiscal 2021 and granted 257,000 share option awards with a weighted-average grant-date fair value of $1.25 per share option awards in fiscal 2020.

The following table details the Company’s share option awards activity for the current fiscal year:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2022	383,035	$3.96
Granted	10,000	13.35
Exercised	(83,400)	4.18
Forfeited	(9,600)	2.81
Outstanding at January 1, 2023	300,035	$4.24	6.80	$1,580,147
Exercisable at January 1, 2023	112,472	$4.32	6.36	$547,268
Vested and Expected to Vest at January 1, 2023	299,492	$4.24	6.80	$1,577,728

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $8.83 per share as of January 1, 2023, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2022 was approximately $1.0 million, $0.3 million and $0.2 million, respectively.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Risk-free interest rate	2.7%	1.3%	0.9%
Expected term	6.5 years	6.5 years	5.7 years
Expected volatility	80.8%	75.7%	63.0%
Expected dividend yield	7.4%	4.0%	—

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

As of January 1, 2023, there was $0.2 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.1 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. Outstanding nonvested share awards and nonvested share unit awards accrue dividends at the same rate as dividends paid to the Company’s shareholders. Accrued dividends on nonvested share awards are paid upon vesting of the underlying shares and forfeited if a recipient’s service to the Company is terminated prior to vesting. Accrued dividends on nonvested share unit awards are reinvested into additional nonvested share unit awards, vest on the same schedule as the underlying share unit awards, and are settled at the same time as the underlying share unit awards. The total fair value of nonvested share awards which vested during fiscal 2022, 2021 and 2020 was $3.3 million, $5.3 million and $0.4 million, respectively. No nonvested share unit awards vested during fiscal 2022. The total fair value of nonvested share unit awards which vested during fiscal 2021 and 2020 was $2.1 million and $0.2 million, respectively. On January 14, 2022, the Company delivered 124,012 shares on previously vested share unit awards, which included dividend reinvestments, to a Board member who retired in November 2021.

The Company granted 284,630 nonvested share awards with a weighted-average grant-date fair value of $15.03 per share award in fiscal 2022, granted 248,550 nonvested share awards with a weighted-average grant-date fair value of $15.61 per share award in fiscal 2021 and granted 321,600 nonvested share awards with a weighted-average grant-date fair value of $1.69 per share award in fiscal 2020.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s nonvested share awards activity for the current fiscal year:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 2, 2022	551,700	$8.51
Granted	284,630	15.03
Vested	(216,700)	8.19
Forfeited	(31,955)	11.18
Balance at January 1, 2023	587,675	$11.64

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2022, the Company withheld 77,340 common shares with a total value of $1.2 million. This amount is presented as a cash outflow from financing activities in the Company’s consolidated statement of cash flows.

As of January 1, 2023, dividends accrued but not paid related to nonvested share awards were $1.4 million.

The Company granted no nonvested share unit awards in fiscal 2022, granted 2,614 nonvested share unit awards with a weighted-average grant-date fair value of $28.69 per share unit award in fiscal 2021 and granted 40,000 nonvested share unit awards with a weighted-average grant-date fair value of $2.28 per share unit award in fiscal 2020. The weighted-average grant-date fair value of nonvested share awards and nonvested share unit awards is the quoted market price of the Company’s common stock on the date of grant.

As of January 1, 2023, there were 299,084 cumulative vested share unit awards remaining, of which 92,764 of these awards represented cumulative dividend reinvestments. These cumulative vested share unit awards are deliverable to the holders on the tenth business day of January following the year in which the holder’s service to the Company terminates, at which time the units convert to shares of the Company’s common stock and become outstanding.

As of January 1, 2023, there was $4.9 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.2 years. There was no remaining unrecognized compensation expense related to nonvested share unit awards.

(14)
Subsequent Event

In the first quarter of fiscal 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on March 24, 2023 to stockholders of record as of March 10, 2023.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
January 1, 2023
Allowance for doubtful receivables	$62	$61		$(79)	$44
Allowance for sales returns	$2,528	$(204)	(1)	$—	$2,324
Inventory reserves	$5,547	$3,836		$(3,919)	$5,464
January 2, 2022
Allowance for doubtful receivables	$58	$83		$(79)	$62
Allowance for sales returns	$2,444	$84	(1)	$—	$2,528
Inventory reserves	$6,138	$3,335		$(3,926)	$5,547
January 3, 2021
Allowance for doubtful receivables	$58	$44		$(44)	$58
Allowance for sales returns	$2,702	$(258)	(1)	$—	$2,444
Inventory reserves	$6,796	$2,954		$(3,612)	$6,138

(1)
Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II