Form 10-Q
period 2023-04-02
BIG 5 SPORTING GOODS Corp
filed 2023-05-03
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

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

There were 22,394,171 shares of common stock, with a par value of $0.01 per share, outstanding as of April 25, 2023.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$27,459	$25,565
Accounts receivable, net of allowances of $47 and $44, respectively	11,234	12,270
Merchandise inventories, net	315,415	303,493
Prepaid expenses	15,116	16,632
Total current assets	369,224	357,960
Operating lease right-of-use assets, net	269,654	276,016
Property and equipment, net	55,714	58,311
Deferred income taxes	10,098	9,991
Other assets, net of accumulated amortization of $1,475 and $1,359, respectively	7,145	6,515
Total assets	$711,835	$708,793
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,445	$67,417
Accrued expenses	60,925	70,261
Current portion of operating lease liabilities	68,881	70,584
Current portion of finance lease liabilities	2,881	3,217
Total current liabilities	225,132	211,479
Operating lease liabilities, less current portion	209,406	214,584
Finance lease liabilities, less current portion	6,637	7,089
Other long-term liabilities	7,106	6,857
Total liabilities	448,281	440,009
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,701,426 and 26,491,750 shares, respectively; outstanding 22,394,171 and 22,184,495 shares, respectively	266	264
Additional paid-in capital	126,627	126,512
Retained earnings	190,918	196,265
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	263,554	268,784
Total liabilities and stockholders' equity	$711,835	$708,793

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	April 2, 2023	April 3, 2022
Net sales	$224,939	$241,981
Cost of sales	149,795	156,048
Gross profit	75,144	85,933
Selling and administrative expense	75,173	75,317
Operating (loss) income	(29)	10,616
Interest (income) expense	(115)	184
Income before income taxes	86	10,432
Income tax (benefit) expense	(107)	1,329
Net income	$193	$9,103
Earnings per share:
Basic	$0.01	$0.42
Diluted	$0.01	$0.41
Weighted-average shares of common stock outstanding:
Basic	21,629	21,680
Diluted	21,949	22,300

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended April 2, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784
Net income	—	—	—	193	—	193
Dividends on common stock ($0.25 per share)	—	—	—	(5,540)	—	(5,540)
Issuance of nonvested share awards	273,160	3	(3)	—	—	—
Exercise of share option awards	18,800	—	57	—	—	57
Share-based compensation	—	—	679	—	—	679
Forfeiture of nonvested share awards	(3,080)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(79,204)	(1)	(618)	—	—	(619)
Balance as of April 2, 2023	22,394,171	$266	$126,627	$190,918	$(54,257)	$263,554

	13 Weeks Ended April 3, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309
Net income	—	—	—	9,103	—	9,103
Dividends on common stock ($0.25 per share)	—	—	—	(5,549)	—	(5,549)
Issuance of nonvested share awards	236,560	2	(2)	—	—	—
Conversion of vested share unit awards	124,012	1	(1)	—	—	—
Exercise of share option awards	61,575	1	244	—	—	245
Share-based compensation	—	—	563	—	—	563
Forfeiture of nonvested share awards	(2,705)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(77,340)	—	(1,212)	—	—	(1,212)
Purchases of treasury stock	(94,983)	—	—	—	(1,558)	(1,558)
Balance as of April 3, 2022	22,344,586	$264	$124,501	$195,815	$(51,679)	$268,901

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net income	$193	$9,103
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,510	4,410
Share-based compensation	679	563
Amortization of other assets	115	114
Loss on disposal of equipment	—	288
Noncash lease expense	17,451	16,820
Deferred income taxes	(107)	1,033
Changes in operating assets and liabilities:
Accounts receivable, net	1,036	1,989
Merchandise inventories, net	(11,922)	(21,536)
Prepaid expenses and other assets	771	2,011
Accounts payable	25,364	(3,891)
Operating lease liabilities	(17,970)	(17,618)
Accrued expenses and other long-term liabilities	(7,828)	(17,003)
Net cash provided by (used in) operating activities	12,292	(23,717)

Cash flows from investing activities:
Purchases of property and equipment	(2,529)	(2,939)
Proceeds from disposal of property and equipment	—	13
Net cash used in investing activities	(2,529)	(2,926)

Cash flows from financing activities:
Changes in book overdraft	(383)	534
Principal payments under finance lease liabilities	(818)	(815)
Proceeds from exercise of share option awards	57	245
Cash purchases of treasury stock	—	(1,389)
Tax withholding payments for share-based compensation	(619)	(1,212)
Dividends paid	(6,106)	(6,102)
Net cash used in financing activities	(7,869)	(8,739)

Net increase (decrease) in cash and cash equivalents	1,894	(35,382)

Cash and cash equivalents at beginning of period	25,565	97,420

Cash and cash equivalents at end of period	$27,459	$62,038

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$30	$201
Property and equipment additions unpaid	$946	$1,570
Supplemental disclosures of cash flow information:
Interest paid	$154	$148
Income taxes paid	$12	$7

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform as of April 2, 2023. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2023 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2023 is comprised of 52 weeks and ends on December 31, 2023. Fiscal year 2022 was comprised of 52 weeks and ended on January 1, 2023. The interim periods in fiscal 2023 and 2022 are each comprised of 13 weeks.

Recently Issued Accounting Updates

Recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

General Concentration of Risk

The Company purchases merchandise from nearly 700 suppliers, and the Company’s 20 largest suppliers accounted for 35.9% of total purchases in fiscal 2022. No vendor represented greater than 5% of total purchases in fiscal 2022.

A substantial amount of the Company’s inventory is manufactured abroad and, from time to time, shipping ports may experience capacity constraints (such as delays associated with the novel coronavirus “COVID-19”), labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, such as the current conflict in Ukraine, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell, either through supply chain disruptions, or rising freight and fuel costs.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 2, 2023, including those resulting from the impacts of future COVID-19 variant outbreaks, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Hardgoods	$102,764	$120,964
Athletic and sport apparel	61,308	56,574
Athletic and sport footwear	58,982	62,766
Other sales	1,885	1,677
Net sales	$224,939	$241,981

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 weeks ended April 2, 2023 and April 3, 2022.

The Company recognized $1.7 million and $1.8 million in stored-value card redemption revenue for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively. The Company also recognized $0.1 million in stored-value card breakage revenue for the 13 weeks ended April 2, 2023 and April 3, 2022. The Company had outstanding stored-value card liabilities of $8.3 million and $8.8 million as of April 2, 2023 and January 1, 2023, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.8 million and $1.2 million related to estimated sales returns as of April 2, 2023 and January 1, 2023, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.6 million and $2.3 million as of April 2, 2023 and January 1, 2023, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly-liquid investments of excess cash into U.S. Treasury bills, which have original maturities of three months or less. See Note 3 to the Interim Financial Statements for a further discussion on the fair value of U.S. Treasury bills. Book overdrafts are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets.

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

The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease ROU assets on a pro-rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The estimation of the fair value of an ROU asset involves the evaluation of current market value rental amounts for leases associated with ROU assets. The estimates of current market value rental amounts are primarily based on recent observable market rental data of other comparable retail store locations. The fair value of an ROU asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

The Company did not recognize any impairment charges in the first quarter of fiscal 2023 or 2022.

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, information technology (“IT”) systems hardware, and distribution center delivery tractors and equipment. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in cost of sales or selling and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statements of operations. Variable payments such as property taxes, insurance and common area maintenance related to triple net leases, as well as certain equipment sales taxes, licenses, fees and repairs, are expensed as incurred, and leases with an initial term of 12 months or less are excluded from minimum lease payments and are not recorded on the interim unaudited condensed consolidated balance sheets. The Company recognizes variable lease expense for these short-term leases on a straight-line basis over the remaining lease term.

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

(3)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly-liquid investments of excess cash into U.S. Treasury bills, which have original maturities of three months or less. As of April 2, 2023, the Company recorded $15.0 million in cash equivalents and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly, based on the prevailing market interest rate as of the measurement date. As of January 1, 2023, the Company had no cash equivalents. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of April 2, 2023 and January 1, 2023, there were no long-lived assets subject to impairment.

(4)
Accrued Expenses

The major components of accrued expenses are as follows:

	April 2, 2023	January 1, 2023
	(In thousands)
Payroll and related expense	$21,949	$26,525
Occupancy expense	10,923	10,126
Sales tax	7,451	9,964
Other	20,602	23,646
Accrued expenses	$60,925	$70,261

(5)
Lease Commitments

The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, IT systems hardware, and distribution center delivery tractors and equipment, and accounts for these leases in accordance with ASC 842.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The components of lease expense were as follows:

	13 Weeks Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Lease expense:
Operating lease expense	$21,038	$20,561
Variable lease expense	4,813	4,624
Operating lease expense	25,851	25,185

Amortization of right-of-use assets	950	902
Interest on lease liabilities	79	73
Finance lease expense	1,029	975
Total lease expense	$26,880	$26,160

Other information related to leases was as follows:

	13 Weeks Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Operating cash flows from operating leases	$22,211	$22,048
Financing cash flows from finance leases	818	815
Operating cash flows from finance leases	85	82
Cash paid for amounts included in the measurement of lease liabilities	$23,114	$22,945

Right-of-use assets obtained in exchange for new finance lease liabilities	$30	$216
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,183	$26,041
Weighted-average remaining lease term—finance leases	3.7 years	3.7 years
Weighted-average remaining lease term—operating leases	5.0 years	5.0 years
Weighted-average discount rate—finance leases	3.9%	3.0%
Weighted-average discount rate—operating leases	5.1%	5.1%

Maturities of finance and operating lease liabilities as of April 2, 2023 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2023 (remaining nine months)	$3,531	$61,052
2024	2,460	76,195
2025	1,946	59,547
2026	1,429	44,186
2027	621	27,364
Thereafter	267	47,260
Undiscounted cash flows	$10,254	$315,604
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.7 years	5.0 years
Weighted-average discount rate	3.9%	5.1%
Present values	$9,518	$278,287
Lease liabilities - current	2,881	68,881
Lease liabilities - long-term	6,637	209,406
Lease liabilities - total	$9,518	$278,287
Difference between undiscounted and discounted cash flows	$736	$37,317

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6)
Long-Term Debt

The Company, Big 5 Corp. and Big 5 Services Corp. are parties to a Loan, Guaranty and Security Agreement with Bank of America, N.A. (“BofA”), as agent and lender, which was amended on November 22, 2021 and October 19, 2022 (as so amended, the “Loan Agreement”). The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lender under the Loan Agreement will have the option to increase the commitment to accommodate the requested increase. If such existing lender does not exercise that option, the Company may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

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

As of April 2, 2023 and January 1, 2023, the Company had no long-term revolving credit borrowings outstanding. As of April 2, 2023 and January 1, 2023, the Company had outstanding letter of credit commitments of $1.4 million. Total remaining borrowing availability, after subtracting letters of credit, was $148.6 million as of April 2, 2023 and January 1, 2023.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of April 2, 2023 and January 1, 2023, the Company had a valuation allowance for deferred income tax assets of $0.3 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2019 and after, and state and local income tax returns are open for fiscal years 2018 and after.

As of April 2, 2023 and January 1, 2023, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of April 2, 2023 and January 1, 2023, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 2, 2023	April 3, 2022
	(In thousands, except per share data)
Net income	$193	$9,103
Weighted-average shares of common stock outstanding:
Basic	21,629	21,680
Dilutive effect of common stock equivalents arising from share option, nonvested share and nonvested share unit awards	320	620
Diluted	21,949	22,300
Basic earnings per share	$0.01	$0.42
Diluted earnings per share	$0.01	$0.41
Antidilutive share option awards excluded from diluted calculation	20	10
Antidilutive nonvested share and nonvested share unit awards excluded from diluted calculation	371	—

The computation of diluted earnings per share for the 13 weeks ended April 2, 2023 and April 3, 2022 excludes certain share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share), since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The computation of diluted earnings per share for the 13 weeks ended April 2, 2023 excludes certain nonvested share awards that were outstanding and antidilutive, since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares. No nonvested share awards were antidilutive for the 13 weeks ended April 3, 2022.

(9)
Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

(10)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant. As of April 2, 2023, 3,660,551 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.7 million and $0.6 million in share-based compensation expense for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first quarter of fiscal 2023 and 2022.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	300,035	$4.24
Exercised	(18,800)	3.07
Outstanding at April 2, 2023	281,235	$4.32	6.56	$1,174,261
Exercisable at April 2, 2023	198,357	$3.79	6.25	$816,872
Vested and Expected to Vest at April 2, 2023	280,959	$4.32	6.56	$1,173,573

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $7.69 as of April 2, 2023, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

As of April 2, 2023, there was $0.2 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 1.3 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2023 and 2022 was $1.6 million and $3.2 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2023 and 2022.

The Company granted 273,160 and 236,560 nonvested share awards in the first quarter of fiscal 2023 and 2022, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2023 and 2022 was $7.82 and $15.68, respectively.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2023	587,675	$11.64
Granted	273,160	7.82
Vested	(209,485)	9.23
Forfeited	(3,080)	10.57
Balance at April 2, 2023	648,270	$10.82

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2023, the Company withheld 79,204 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of April 2, 2023, there was $6.4 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.9 years. As of April 2, 2023, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

(11)
Subsequent Events

On April 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on June 15, 2023 to stockholders of record as of June 1, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of April 2, 2023, the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal 13-week periods ended April 2, 2023 and April 3, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 1, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 1, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 3, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein, the Risk Factors included herein and in our other filings with the Securities and Exchange Commission (“SEC”), and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2023 is comprised of 52 weeks and ends on December 31, 2023. Fiscal 2022 was comprised of 52 weeks and ended on January 1, 2023. The interim periods in fiscal 2023 and 2022 are each comprised of 13 weeks.

Overview

We are a leading sporting goods retailer in the western United States, with 430 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of April 2, 2023. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

In the first quarter of fiscal 2023 we closed two stores and in the first quarter of fiscal 2022 we did not open or close any stores. For fiscal 2023, we anticipate opening approximately six new stores and closing approximately six stores.

Executive Summary

Net income decreased in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 as a result of reduced net sales and lower merchandise margins year over year. Reduced net sales in the first quarter of fiscal 2023 in part reflected challenging macro-economic conditions including significant inflationary pressures which dampened consumer sentiment and negatively impacted discretionary spending.

•
Net sales for the first quarter of fiscal 2023 decreased 7.1% to $224.9 million compared to $242.0 million for the first quarter of fiscal 2022. The decrease in net sales reflects a decline of 7.1% in same store sales when compared with the first quarter of fiscal 2022. Our lower same store sales in the first quarter of fiscal 2023 in part reflected significant inflationary pressures and heightened recessionary concerns that negatively impacted consumer demand, which contributed to reduced net sales across our major merchandise categories of hardgoods and footwear, partially offset by an increase in our apparel category that reflected higher winter-product sales.
•
Gross profit for the first quarter of fiscal 2023 represented 33.4% of net sales, compared with 35.5% in the first quarter of the prior year. The decrease in gross profit margin primarily reflects higher store occupancy and distribution expense as a percentage of net sales as well as lower merchandise margins compared with the prior year. While merchandise margins were down year over year they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for the first quarter of fiscal 2023 remained relatively unchanged at $75.2 million, or 33.4% of net sales, compared to $75.3 million, or 31.1% of net sales, for the first quarter of fiscal 2022. Selling and administrative expense primarily reflects decreases in company performance-based incentive accruals offset by an increase in employee labor expense.
•
Net income for the first quarter of fiscal 2023 was $0.2 million, or $0.01 per diluted share, compared to net income of $9.1 million, or $0.41 per diluted share, for the first quarter of fiscal 2022, primarily reflecting lower net sales and, to a lesser degree, lower merchandise margins year over year.
•
Operating cash flow for the first quarter of fiscal 2023 was a positive $12.3 million compared to operating cash flow in the first quarter of fiscal 2022 of a negative $23.7 million. The increased operating cash flow was due primarily to decreased funding of merchandise inventory and accrued expenses, primarily related to performance-based incentive accruals, partially offset by decreased net income.
•
Capital expenditures for the first quarter of fiscal 2023 decreased to $2.5 million from $2.9 million for the first quarter of fiscal 2022. We expect to open approximately six new stores in fiscal 2023, after opening three new stores in the prior year.

•
We had cash and cash equivalents of $27.5 million, $25.6 million and $62.0 million as of April 2, 2023, January 1, 2023 and April 3, 2022, respectively. The balances as of April 2, 2023 and April 3, 2022 included cash equivalents of $15.0 million and $50.0 million, respectively, related to investments in highly-liquid U.S. Treasury bills. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.
•
We paid cash dividends in the first quarter of fiscal 2023 and 2022 of $6.1 million, or $0.25 per share.
•
We did not repurchase any shares of common stock in the first quarter of fiscal 2023, and we repurchased 94,983 shares of common stock for $1.6 million in the first quarter of fiscal 2022.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended April 2, 2023 Compared to 13 Weeks Ended April 3, 2022

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	April 2, 2023		April 3, 2022
	(Dollars in thousands)
Net sales	$224,939	100.0%	$241,981	100.0%
Cost of sales (1)	149,795	66.6	156,048	64.5
Gross profit	75,144	33.4	85,933	35.5
Selling and administrative expense (2)	75,173	33.4	75,317	31.1
Operating (loss) income	(29)	0.0	10,616	4.4
Interest (income) expense	(115)	(0.1)	184	0.1
Income before income taxes	86	0.1	10,432	4.3
Income tax (benefit) expense	(107)	0.0	1,329	0.5
Net income	$193	0.1%	$9,103	3.8%

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

Net Sales. Net sales decreased by $17.1 million, or 7.1%, to $224.9 million in the first quarter of fiscal 2023 from $242.0 million in the first quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $17.0 million, or 7.1%, for the 13 weeks ended April 2, 2023, versus the comparable 13-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the first quarter of fiscal 2023 in part reflected significant inflationary pressures and heightened recessionary concerns that dampened consumer sentiment and negatively impacted discretionary spending. While we experienced strong winter-related product sales as a result of cold winter-weather conditions during the first fiscal quarter, the continuing cold and wet winter-weather patterns negatively impacted sales for the spring categories of product such as baseball and other spring sports during the second half of the fiscal quarter.
o
Our lower same store sales reflected decreases in our major merchandise categories of hardgoods and footwear, while our apparel category increased reflecting higher winter-product sales.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first quarter of fiscal 2023 and 2022 were not material.
•
We experienced decreased customer transactions of 5.9% and a lower average sale per transaction of 1.2% in the first quarter of fiscal 2023 compared to the prior year.

Gross Profit. Gross profit decreased by $10.8 million to $75.1 million, or 33.4% of net sales, in the 13 weeks ended April 2, 2023, compared with $85.9 million, or 35.5% of net sales, in the 13 weeks ended April 3, 2022. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $17.1 million, or 7.1%, compared with the first quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 23 basis points compared with the first quarter of last year when merchandise margins increased by a favorable 119 basis points. Our decreased merchandise margins primarily reflect increased promotional pricing and higher product purchase costs. While merchandise margins were down year over year they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Store occupancy expense increased by $0.7 million, or an unfavorable 110 basis points as a percentage of net sales, compared with the first quarter of last year.
•
Distribution expense, including costs capitalized into inventory, increased by $0.5 million, or an unfavorable 59 basis points as a percentage of net sales, in the first quarter of fiscal 2023 compared to the prior year. The increase primarily reflected decreased costs capitalized into inventory, which were partially offset by lower trucking and fuel expense.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.1 million to $75.2 million, or 33.4% of net sales, in the 13 weeks ended April 2, 2023, compared to $75.3 million, or 31.1% of net sales, in the first quarter last year. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense decreased by $1.7 million, primarily attributable to decreases in company performance-based incentive accruals and employee benefit-related expense in the current year.
•
Our advertising expense decreased by $0.2 million in the first quarter of fiscal 2023. Our expense remains less than half of pre-pandemic expense as a result of initial measures we took in response to COVID-19 in fiscal 2020. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.
•
Store-related expense, excluding occupancy, increased by $1.8 million due largely to increases in employee labor expense, store security and systems improvements and the impact of broad-based inflation, partially offset by reductions in health and welfare expense as compared to the prior year which experienced a surge related to post-COVID-19 medical treatment. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.50 per hour beginning on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are and have been implementing their own scheduled increases that exceed the state-wide minimum wage rates, which may also include interim impacts effective at various points throughout the year. Labor expense for the first quarter of fiscal 2023 also reflected higher demand for labor in many of our markets resulting in higher wages. We estimate that the combined impact of these wage pressures caused our labor expense to increase by approximately $1.2 million for the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022.

Interest (Income) Expense. Interest expense decreased by $0.3 million in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 as a result of generating interest income for the current fiscal year reflecting higher interest earned on cash equivalents.

Income Taxes. The provision for income taxes was a benefit of $0.1 million for the first quarter of fiscal 2023 compared to an expense of $1.3 million for the first quarter of fiscal 2022, primarily reflecting lower pre-tax income and a tax deduction related to share-based compensation compared to the first quarter of fiscal 2022.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents, cash flows from operations and borrowings from the revolving credit facility, when necessary.

As of April 2, 2023, we had $27.5 million of cash and cash equivalents compared to $62.0 million of cash and cash equivalents as of April 3, 2022. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Total cash provided by (used in):
Operating activities	$12,292	$(23,717)
Investing activities	(2,529)	(2,926)
Financing activities	(7,869)	(8,739)
Net increase (decrease) in cash and cash equivalents	$1,894	$(35,382)

Operating Activities. Operating cash flows for the first quarter of fiscal 2023 and 2022 were a positive $12.3 million and a negative $23.7 million, respectively. The increased cash flow provided by operating activities for the first quarter of fiscal 2023 compared to the prior year primarily reflects decreased funding of merchandise inventory and accrued expenses, primarily related to performance-based incentive accruals, partially offset by lower net income.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2023 and 2022 was $2.5 million and $2.9 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first quarter of fiscal 2023 and 2022 were a negative $7.9 million and a negative $8.7 million, respectively. For the first quarter of both periods, cash was used primarily to fund dividend payments and make principal payments on finance lease liabilities, partially offset by proceeds received from the exercise of employee share option awards. For the first quarter of fiscal 2022, cash was also used to purchase treasury stock.

As of April 2, 2023, January 1, 2023 and April 3, 2022, we had no revolving credit borrowings, and $1.4 million, $1.4 million and $1.1 million, respectively, of letter of credit commitments outstanding.

In fiscal 2022 we paid quarterly cash dividends of $0.25 per share of outstanding common stock. In the first quarter of fiscal 2023, we paid a quarterly cash dividend of $0.25 per share of outstanding common stock, and in the second quarter of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on June 15, 2023 to stockholders of record as of June 1, 2023.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 94,983 shares of our common stock for $1.6 million in the first quarter of fiscal 2022 and repurchased 295,719 shares of our common stock for $4.1 million in the full year of fiscal 2022. We did not repurchase any shares of our common stock in the first quarter of fiscal 2023. Since the inception of our initial share repurchase program in May 2006 through April 2, 2023, we have repurchased a total of 4,186,014 shares for $53.6 million.

Loan Agreement. We are party to a Loan, Guaranty and Security agreement with Bank of America, N.A. (“BofA”), as agent and lender, which was amended on November 22, 2021 and October 19, 2022 (as so amended, the “Loan Agreement”). The Loan Agreement has a maturity date of February 24, 2026 and provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lender under the Loan Agreement will have the option to increase their commitment to accommodate the requested increase. If the lender does not exercise that option, we may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

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

Future Capital Requirements. We had cash and cash equivalents of $27.5 million as of April 2, 2023. We expect capital expenditures for fiscal 2023, excluding non-cash acquisitions, to range from approximately $15.0 million to $20.0 million primarily to fund store-related remodeling, the opening of new stores, distribution center investments and computer hardware and software purchases. For fiscal 2023, we anticipate opening approximately six new stores and closing approximately six stores.

Dividends are paid at the discretion of our Board of Directors. In fiscal 2022 we paid quarterly cash dividends of $0.25 per share of outstanding common stock. In the first quarter of fiscal 2023, we paid a quarterly cash dividend of $0.25 per share of outstanding common stock, and in the second quarter of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock, which will be paid on June 15, 2023 to stockholders of record as of June 1, 2023.

As of April 2, 2023, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We did not repurchase any shares of our common stock in the first quarter of fiscal 2023. We repurchased 94,983 shares of our common stock for $1.6 million in the first quarter of fiscal 2022 and repurchased 295,719 shares of our common stock for $4.1 million in the full year of fiscal 2022. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash and cash equivalents, operating cash flows and borrowings from our credit facility, for at least the next 12 months.

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

In the first quarter of fiscal 2023 and 2022, we had zero borrowings under our revolving credit facility.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, we consider our estimates on valuation of merchandise inventory and valuation of long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended April 2, 2023.

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

In fiscal 2022 and the first quarter of fiscal 2023, we experienced greater inflation in the cost of products that we purchase for resale as well as higher freight costs than in previous years. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2022 and the first quarter of fiscal 2023, we also experienced increased wage expense as a result of higher demand and competition for labor in many of our markets and we expect these dynamics to continue in fiscal 2023. Broad-based inflationary pressures adversely impacted many categories of costs and expenses during fiscal 2022 and this impact is expected to continue during fiscal 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks resulting from interest rate fluctuations since interest on our borrowings under our Loan Agreement, if any, is based on variable rates. We enter into borrowings under our Loan Agreement principally for working capital, capital expenditures and general corporate purposes. We routinely evaluate the best use of our cash on hand and manage financial statement exposure to interest rate fluctuations by managing our level of indebtedness and the interest base rate options on such indebtedness. We did not have borrowings under our Loan Agreement as of April 2, 2023 and January 1, 2023. We do not utilize derivative instruments and do not engage in foreign currency transactions or hedging activities to manage our interest rate risk.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 2, 2023, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended April 2, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2 – January 29	—	$—	—	$20,864,000
January 30 – February 26	—	$—	—	$20,864,000
February 27 – April 2	79,204	$—	—	$20,864,000
Total	79,204		—	$20,864,000

(1)

The Company withheld 79,204 shares of Company common stock at an average price of $7.82 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.

(2)	This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In December 2022, the Company entered into a five-year collective bargaining agreement with General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”), which was approved by the covered distribution center employees. The Company is currently negotiating a five-year collective bargaining agreement with Local 986 for a smaller number of covered store employees. Both collective bargaining agreements are retroactive to September 1, 2022, and expire on August 31, 2027. The Company has not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on the Company’s business operations and financial results.

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 3, 2023	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 3, 2023	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)