Form 10-Q
period 2023-10-01
BIG 5 SPORTING GOODS Corp
filed 2023-11-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

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

There were 22,444,422 shares of common stock, with a par value of $0.01 per share, outstanding as of October 24, 2023.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 1, 2023	January 1, 2023
ASSETS
Current assets:
Cash	$17,870	$25,565
Accounts receivable, net of allowances of $23 and $44, respectively	8,363	12,270
Merchandise inventories, net	291,257	303,493
Prepaid expenses	14,485	16,632
Total current assets	331,975	357,960
Operating lease right-of-use assets, net	269,345	276,016
Property and equipment, net	55,400	58,311
Deferred income taxes	8,978	9,991
Other assets, net of accumulated amortization of $1,710 and $1,359, respectively	8,394	6,515
Total assets	$674,092	$708,793
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,140	$67,417
Accrued expenses	61,599	70,261
Current portion of operating lease liabilities	69,316	70,584
Current portion of finance lease liabilities	2,944	3,217
Total current liabilities	195,999	211,479
Operating lease liabilities, less current portion	208,115	214,584
Finance lease liabilities, less current portion	7,586	7,089
Other long-term liabilities	7,016	6,857
Total liabilities	418,716	440,009
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,751,677 and 26,491,750 shares, respectively; outstanding 22,444,422 and 22,184,495 shares, respectively	267	264
Additional paid-in capital	128,051	126,512
Retained earnings	181,315	196,265
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	255,376	268,784
Total liabilities and stockholders' equity	$674,092	$708,793

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$239,889	$261,445	$688,395	$757,226
Cost of sales	160,331	174,862	461,790	495,844
Gross profit	79,558	86,583	226,605	261,382
Selling and administrative expense	76,575	78,205	224,114	230,150
Operating income	2,983	8,378	2,491	31,232
Interest (income) expense	(95)	69	(265)	389
Income before income taxes	3,078	8,309	2,756	30,843
Income tax expense	1,220	1,940	987	6,437
Net income	$1,858	$6,369	$1,769	$24,406
Earnings per share:
Basic	$0.09	$0.30	$0.08	$1.13
Diluted	$0.08	$0.29	$0.08	$1.10
Weighted-average shares of common stock outstanding:
Basic	21,801	21,586	21,731	21,647
Diluted	22,045	21,930	22,003	22,121

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended October 1, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of July 2, 2023	22,451,992	$267	$127,358	$185,047	$(54,257)	$258,415
Net income	—	—	—	1,858	—	1,858
Dividends on common stock ($0.25 per share)	—	—	—	(5,590)	—	(5,590)
Exercise of share option awards	5,875	—	16	—	—	16
Share-based compensation	—	—	677	—	—	677
Forfeiture of nonvested share awards	(13,445)	—	—	—	—	—
Balance as of October 1, 2023	22,444,422	$267	$128,051	$181,315	$(54,257)	$255,376
	13 Weeks Ended October 2, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of July 3, 2022	22,176,990	$264	$125,151	$199,242	$(54,242)	$270,415
Net income	—	—	—	6,369	—	6,369
Dividends on common stock ($0.25 per share)	—	—	—	(5,532)	—	(5,532)
Exercise of share option awards	13,450	—	62	—	—	62
Share-based compensation	—	—	641	—	—	641
Forfeiture of nonvested share awards	(4,710)	—	—	—	—	—
Purchases of treasury stock	(1,400)	—	—	—	(15)	(15)
Balance as of October 2, 2022	22,184,330	$264	$125,854	$200,079	$(54,257)	$271,940
	39 Weeks Ended October 1, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784
Net income	—	—	—	1,769	—	1,769
Dividends on common stock ($0.75 per share)	—	—	—	(16,719)	—	(16,719)
Issuance of nonvested share awards	327,112	3	(3)	—	—	—
Exercise of share option awards	36,550	1	108	—	—	109
Share-based compensation	—	—	2,060	—	—	2,060
Forfeiture of nonvested share awards	(23,670)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(80,065)	(1)	(626)	—	—	(627)
Balance as of October 1, 2023	22,444,422	$267	$128,051	$181,315	$(54,257)	$255,376
	39 Weeks Ended October 2, 2022
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309
Net income	—	—	—	24,406	—	24,406
Dividends on common stock ($0.75 per share)	—	—	—	(16,588)	—	(16,588)
Issuance of nonvested share awards	284,630	2	(2)	—	—	—
Conversion of vested share unit awards	124,012	1	(1)	—	—	—
Exercise of share option awards	81,200	1	333	—	—	334
Share-based compensation	—	—	1,827	—	—	1,827
Forfeiture of nonvested share awards	(29,920)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(77,340)	—	(1,212)	—	—	(1,212)
Purchases of treasury stock	(295,719)	—	—	—	(4,136)	(4,136)
Balance as of October 2, 2022	22,184,330	$264	$125,854	$200,079	$(54,257)	$271,940

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net income	$1,769	$24,406
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	13,665	13,424
Share-based compensation	2,060	1,827
Amortization of other assets	351	337
Loss on disposal of equipment	—	288
Noncash lease expense	52,474	51,374
Proceeds from insurance recovery - lost profit margin and expenses	619	—
Gain on recovery of insurance proceeds - lost profit margin and expenses	(338)	—
Gain on recovery of insurance proceeds - property and equipment	(21)	—
Deferred income taxes	1,013	1,645
Changes in operating assets and liabilities:
Accounts receivable, net	3,587	4,578
Merchandise inventories, net	12,236	(36,483)
Prepaid expenses and other assets	(83)	(1,380)
Accounts payable	(4,791)	(19,692)
Operating lease liabilities	(53,540)	(52,984)
Accrued expenses and other long-term liabilities	(7,937)	(17,258)
Net cash provided by (used in) operating activities	21,064	(29,918)

Cash flows from investing activities:
Purchases of property and equipment	(8,246)	(8,827)
Proceeds from insurance recovery - property and equipment	60	—
Proceeds from disposal of property and equipment	—	13
Net cash used in investing activities	(8,186)	(8,814)

Cash flows from financing activities:
Changes in book overdraft	(297)	388
Principal payments under finance lease liabilities	(2,722)	(2,690)
Proceeds from exercise of share option awards	109	334
Cash purchases of treasury stock	—	(4,136)
Tax withholding payments for share-based compensation	(627)	(1,212)
Dividends paid	(17,036)	(16,933)
Net cash used in financing activities	(20,573)	(24,249)

Net decrease in cash and cash equivalents	(7,695)	(62,981)

Cash and cash equivalents at beginning of period	25,565	97,420

Cash and cash equivalents at end of period	$17,870	$34,439

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$2,946	$1,611
Property and equipment additions unpaid	$1,154	$3,054
Supplemental disclosures of cash flow information:
Interest paid	$458	$431
Income taxes paid	$24	$5,367

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform as of October 1, 2023. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

Recently Issued Accounting Updates

In May 2023, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 34-97424, Share Repurchase Disclosure Modernization, requiring disclosures related to issuers’ share repurchases that will provide investors with enhanced information to assess the purposes and effects of the repurchases. Disclosure requirements under this rule will be effective in the fourth quarter of fiscal 2023. We do not expect the adoption of this final rule to have a material impact on our results of operations, liquidity or capital resources.

In June 2023, the SEC approved new listing standards that were proposed by the New York Stock Exchange and Nasdaq. The new listing standards require listed companies to adopt and comply with a written policy providing for the recovery, in the event of a required accounting restatement, of incentive-based compensation received by current or former executive officers where that compensation is based on erroneously reported financial information. The listing standards took effect on October 2, 2023 and registrants will have until December 1, 2023 (60 days after the effective date) to adopt a recovery policy. The recovery policy must, however, apply to erroneously awarded incentive-based compensation received (as defined in the listing standards) after the effective date. We do not expect the adoption of these new listing standards to have a material impact on our results of operations, liquidity or capital resources.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In July 2023, the SEC adopted the final rule under SEC Release Nos. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring current disclosure about material cybersecurity incidents; periodic disclosures about a registrant’s processes to assess, identify, and manage material cybersecurity risks; a description of management’s role in assessing and managing material cybersecurity risks; and the board of directors’ oversight of cybersecurity risks. While the incident-reporting requirements under this rule will be effective in the second quarter of fiscal 2024 due to the Company’s status as a smaller-reporting company, the disclosure requirements under this rule will be effective in the fourth quarter of fiscal 2023. We do not expect the adoption of this final rule to have a material impact on our results of operations, liquidity or capital resources.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 1, 2023 may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Hardgoods	$141,108	$152,646	$375,105	$423,003
Athletic and sport footwear	58,292	64,215	170,397	187,604
Athletic and sport apparel	39,006	43,411	138,331	143,095
Other sales	1,483	1,173	4,562	3,524
Net sales	$239,889	$261,445	$688,395	$757,226

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 39 weeks ended October 1, 2023 and October 2, 2022.

The Company recognized $1.2 million and $4.3 million in stored-value card redemption revenue for the 13 and 39 weeks ended October 1, 2023, respectively, compared to $1.3 million and $4.6 million in stored-value card redemption revenue for the 13 and 39 weeks ended October 2, 2022, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended October 1, 2023, respectively, compared to $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended October 2, 2022, respectively. The Company had outstanding stored-value card liabilities of $8.1 million and $8.8 million as of October 1, 2023 and January 1, 2023, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.7 million and $1.2 million related to estimated sales returns as of October 1, 2023 and January 1, 2023, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.4 million and $2.3 million as of October 1, 2023 and January 1, 2023, respectively.

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

The Company did not recognize any impairment charges in the first nine months of fiscal 2023 or 2022.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly-liquid investments of excess cash into U.S. Treasury bills, which have original maturities of three months or less. As of October 1, 2023 and January 1, 2023, the Company had no cash equivalents, and as of October 2, 2022, the Company recorded $10.0 million in cash equivalents and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly based on the prevailing market interest rate as of the measurement date. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of October 1, 2023 and January 1, 2023, there were no long-lived assets subject to impairment.

(4)
Accrued Expenses

The major components of accrued expenses are as follows:

	October 1, 2023	January 1, 2023
	(In thousands)
Payroll and related expense	$22,415	$26,525
Occupancy expense	9,962	10,126
Sales tax	6,537	9,964
Other	22,685	23,646
Accrued expenses	$61,599	$70,261

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The components of lease expense were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Lease expense:
Operating lease expense	$21,236	$21,001	$63,350	$62,311
Variable lease expense	4,656	4,834	14,133	14,339
Operating lease expense	25,892	25,835	77,483	76,650

Amortization of right-of-use assets	904	919	2,803	2,707
Interest on lease liabilities	74	67	232	204
Finance lease expense	978	986	3,035	2,911
Total lease expense	$26,870	$26,821	$80,518	$79,561

Other information related to leases was as follows:

	39 Weeks Ended
	October 1, 2023	October 2, 2022
	(In thousands)
Operating cash flows from operating leases	$64,904	$64,688
Financing cash flows from finance leases	2,722	2,690
Operating cash flows from finance leases	239	213
Cash paid for amounts included in the measurement of lease liabilities	$67,865	$67,591

Right-of-use assets obtained in exchange for new finance lease liabilities	$2,986	$1,634
Right-of-use assets obtained in exchange for new operating lease liabilities	$45,927	$66,840
Weighted-average remaining lease term—finance leases	3.9 years	3.6 years
Weighted-average remaining lease term—operating leases	4.9 years	5.0 years
Weighted-average discount rate—finance leases	5.3%	3.2%
Weighted-average discount rate—operating leases	5.4%	4.9%

Maturities of finance and operating lease liabilities as of October 1, 2023 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2023 (remaining three months)	$3,016	$18,153
2024	2,952	85,188
2025	2,439	68,706
2026	1,962	52,544
2027	935	33,923
Thereafter	429	57,613
Undiscounted cash flows	$11,733	$316,127
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.9 years	4.9 years
Weighted-average discount rate	5.3%	5.4%
Present values	$10,530	$277,431
Lease liabilities - current	2,944	69,316
Lease liabilities - long-term	7,586	208,115
Lease liabilities - total	$10,530	$277,431
Difference between undiscounted and discounted cash flows	$1,203	$38,696

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

As of October 1, 2023 and January 1, 2023, the Company had no long-term revolving credit borrowings outstanding. As of October 1, 2023 and January 1, 2023, the Company had outstanding letter of credit commitments of $1.4 million. Total remaining borrowing availability, after subtracting letters of credit, was $148.6 million as of October 1, 2023 and January 1, 2023.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of October 1, 2023 and January 1, 2023, the Company had a valuation allowance for deferred income tax assets of $0.2 million related to unused California Enterprise Zone Tax Credits, which the Company will no longer be able to carry forward beyond 2024 as a result of California’s termination of this program.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2019 and after, and state and local income tax returns are open for fiscal years 2018 and after.

As of October 1, 2023 and January 1, 2023, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of October 1, 2023 and January 1, 2023, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands, except per share data)
Net income	$1,858	$6,369	$1,769	$24,406
Weighted-average shares of common stock outstanding:
Basic	21,801	21,586	21,731	21,647
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	244	344	272	474
Diluted	22,045	21,930	22,003	22,121
Basic earnings per share	$0.09	$0.30	$0.08	$1.13
Diluted earnings per share	$0.08	$0.29	$0.08	$1.10
Antidilutive share option awards excluded from diluted calculation	20	20	20	15
Antidilutive nonvested share awards excluded from diluted calculation	276	389	310	172

The computation of diluted earnings per share for all periods presented excludes certain share option awards that were outstanding and antidilutive (i.e., including such share option awards would result in higher earnings per share) since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The computation of diluted earnings per share for all periods presented excludes certain nonvested share awards that were outstanding and antidilutive since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares.

(9)
Commitments and Contingencies

Recovery of Insurance Proceeds

In the fourth quarter of fiscal 2022, one of the Company’s stores qualified for loss recovery claims due to property damage sustained as a result of a roof collapse, and the Company disposed of assets of approximately $0.4 million related to lost inventory and property and equipment. In the third quarter of fiscal 2023, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.5 million, the Company received a cash insurance recovery of $0.7 million in total, of which $0.6 million related to the reimbursement of lost inventory and profit margin and $0.1 million related to the reimbursement of property and equipment. Accordingly, the Company recognized a gain of $0.3 million related to the recovery of lost inventory and profit margin and a gain of $21,000 related to the recovery of property and equipment. The gain related to the recovery of lost inventory and profit margin is included in the accompanying interim unaudited condensed consolidated statement of operations as a reduction to cost of goods sold and the gain related to the recovery of lost property and equipment is included in the accompanying interim unaudited condensed consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2023.

Legal Proceedings

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a tentative settlement in both cases and established a cumulative indemnity reserve of $1.5 million. Any settlement finalized will be subject to Court approval.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant. As of October 1, 2023, 3,549,208 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.7 million and $2.1 million in share-based compensation expense for the 13 and 39 weeks ended October 1, 2023, respectively, compared to $0.6 million and $1.8 million in share-based compensation expense for the 13 and 39 weeks ended October 2, 2022, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in the first nine months of fiscal 2023. The Company granted 10,000 share option awards in the first nine months of fiscal 2022 with a weighted-average grant-date fair value of $5.46 per share option award.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	300,035	$4.24
Exercised	(36,550)	2.99
Forfeited	(1,500)	2.23
Outstanding at October 1, 2023	261,985	$4.43	5.91	$916,807
Exercisable at October 1, 2023	189,045	$3.94	5.57	$640,229
Vested and Expected to Vest at October 1, 2023	261,844	$4.43	5.91	$916,563

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $7.01 as of October 1, 2023, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

As of October 1, 2023, there was $0.1 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 0.8 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first nine months of fiscal 2023 and 2022 was $2.0 million and $3.3 million, respectively. No nonvested share unit awards vested during the first nine months of fiscal 2023 and 2022.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company granted 327,112 and 284,630 nonvested share awards in the first nine months of fiscal 2023 and 2022, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first nine months of fiscal 2023 and 2022 was $7.91 and $15.03, respectively. No nonvested share unit awards were granted during the periods presented.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2023	587,675	$11.64
Granted	327,112	7.91
Vested	(250,055)	9.65
Forfeited	(23,670)	10.72
Balance at October 1, 2023	641,062	$10.55

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first nine months of fiscal 2023, the Company withheld 80,065 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of October 1, 2023, there was $5.3 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of October 1, 2023, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

(11)
Subsequent Events

On October 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on December 15, 2023 to stockholders of record as of December 1, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of October 1, 2023, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13-week and 39-week periods ended October 1, 2023 and October 2, 2022, and of cash flows for the fiscal 39-week periods ended October 1, 2023 and October 2, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 1, 2023

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

Overview

We are a leading sporting goods retailer in the western United States, with 430 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of October 1, 2023. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

In the first nine months of fiscal 2023 we opened two new stores and closed four stores, one of which was a relocation, and in the first nine months of fiscal 2022 we opened one new store which was a relocation. For fiscal 2023, we anticipate opening approximately two new stores and closing approximately six stores.

Executive Summary

Our net income in the third quarter of fiscal 2023 decreased compared with net income in the third quarter of fiscal 2022 primarily resulting from reduced net sales, which were partially offset by the favorable impact of higher merchandise margins and lower selling and administrative expense year over year. Reduced net sales in the third quarter of fiscal 2023 continued to reflect challenging macro-economic conditions including significant and persistent inflationary pressures that dampened consumer sentiment and weakened discretionary spending, which negatively impacted demand across each of our major merchandise categories of hardgoods, footwear and apparel.

•
Net sales for the third quarter of fiscal 2023 decreased 8.2% to $239.9 million compared to $261.4 million for the third quarter of fiscal 2022. The decrease in net sales reflects a decline of 8.2% in same store sales when compared with the third quarter of fiscal 2022. Our lower same store sales in the third quarter of fiscal 2023 continued to reflect significant and persistent inflationary pressures that negatively impacted consumer demand, which contributed to reduced net sales.
•
Gross profit for the third quarter of fiscal 2023 represented 33.2% of net sales, compared with 33.1% in the third quarter of the prior year. The slight increase in gross profit margin primarily reflects the favorable impact of higher merchandise margins, largely offset by higher distribution expense, including costs capitalized into inventory, and store occupancy expense as a percentage of net sales. Our merchandise margins remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for the third quarter of fiscal 2023 decreased to $76.6 million, or 31.9% of net sales, compared to $78.2 million, or 29.9% of net sales, for the third quarter of fiscal 2022. The reduction in selling and administrative expense primarily reflects decreases in employee labor and benefit-related expense, partially offset by an increase in legal expense.
•
Net income for the third quarter of fiscal 2023 was $1.9 million, or $0.08 per diluted share, compared to net income of $6.4 million, or $0.29 per diluted share, for the third quarter of fiscal 2022, primarily reflecting reduced net sales which were partially offset by the favorable impact of higher merchandise margins and lower selling and administrative expense year over year.
•
Operating cash flow for the first nine months of fiscal 2023 was a positive $21.1 million compared to operating cash flow in the first nine months of fiscal 2022 of a negative $29.9 million. The increased operating cash flow was due primarily to decreased funding of merchandise inventory and accrued expenses, primarily related to company performance-based incentive accruals, partially offset by lower net income.
•
Capital expenditures for the first nine months of fiscal 2023 decreased to $8.2 million from $8.8 million for the first nine months of fiscal 2022. We expect to open approximately two new stores in fiscal 2023, after opening three new stores in the prior year.

•
We had cash and cash equivalents of $17.9 million and $34.4 million as of October 1, 2023 and October 2, 2022, respectively. The balance as of October 2, 2022 included cash equivalents of $10.0 million related to investments in highly-liquid U.S. Treasury bills. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.
•
We paid cash dividends in the first nine months of fiscal 2023 of $17.0 million, or $0.75 per share, compared with $16.9 million, or 0.75 per share, in the first nine months of fiscal 2022.
•
We did not repurchase any shares of common stock in the first nine months of fiscal 2023, and we repurchased 295,719 shares of common stock for $4.1 million in the first nine months of fiscal 2022.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended October 1, 2023 Compared to 13 Weeks Ended October 2, 2022

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	October 1, 2023		October 2, 2022
	(Dollars in thousands)
Net sales	$239,889	100.0%	$261,445	100.0%
Cost of sales (1)	160,331	66.8	174,862	66.9
Gross profit	79,558	33.2	86,583	33.1
Selling and administrative expense (2)	76,575	31.9	78,205	29.9
Operating income	2,983	1.3	8,378	3.2
Interest (income) expense	(95)	0.0	69	0.0
Income before income taxes	3,078	1.3	8,309	3.2
Income tax expense	1,220	0.5	1,940	0.7
Net income	$1,858	0.8%	$6,369	2.5%

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

Net Sales. Net sales decreased by $21.5 million, or 8.2%, to $239.9 million in the third quarter of fiscal 2023 from $261.4 million in the third quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $21.2 million, or 8.2%, for the 13 weeks ended October 1, 2023, versus the comparable 13-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the third quarter of fiscal 2023 continued to reflect significant and persistent inflationary pressures that dampened consumer sentiment and weakened discretionary spending, which contributed to reduced net sales.
o
Our lower same store sales reflected decreases in our major merchandise categories of hardgoods, footwear and apparel.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the third quarter of fiscal 2023 and 2022 were not material.
•
We experienced decreased customer transactions of 9.0% and a higher average sale per transaction of 0.8% in the third quarter of fiscal 2023 compared to the prior year.

Gross Profit. Gross profit decreased by $7.0 million to $79.6 million, or 33.2% of net sales, in the 13 weeks ended October 1, 2023, compared with $86.6 million, or 33.1% of net sales, in the 13 weeks ended October 2, 2022. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $21.5 million, or 8.2%, compared with the third quarter of last year.
•
Distribution expense, including costs capitalized into inventory, increased by $0.1 million, or an unfavorable 59 basis points as a percentage of net sales, in the third quarter of fiscal 2023 compared to the prior year. The increase primarily reflected decreased costs capitalized into inventory, which were partially offset by lower freight, fuel and employee labor expense.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 52 basis points compared with the third quarter of last year, primarily reflecting lower freight costs and shifts in sales mix. Our merchandise margins remained healthy and continued to compare favorably to pre-pandemic levels.
•
Store occupancy expense decreased by a favorable $1.2 million, but increased by an unfavorable 38 basis points as a percentage of net sales, compared with the third quarter of last year, which resulted from a $1.6 million extinguishment of certain real estate-related liabilities.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.6 million to $76.6 million, or 31.9% of net sales, in the 13 weeks ended October 1, 2023, compared to $78.2 million, or 29.9% of net sales, in the third quarter of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, decreased by $2.4 million due largely to decreases in employee labor and benefit-related expense. While employee labor expense decreased by $1.0 million as a result of reduced operating hours, these reductions were offset by continuing wage rate pressures. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.50 per hour beginning on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are and have been implementing their own scheduled increases that exceed the state-wide minimum wage rates, which may also include interim impacts effective at various points throughout the year. Labor expense for the third quarter of fiscal 2023 also reflected higher demand for labor in many of our markets resulting in higher wage rates. We estimate that the combined impact of these wage rate pressures caused our labor expense to increase by approximately $0.8 million for the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022.
•
Our advertising expense decreased by $0.2 million in the third quarter of fiscal 2023 and remains less than half of our pre-pandemic expense level. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.
•
Administrative expense increased by $1.0 million, primarily attributable to an increase in legal expense resulting from a tentative legal settlement, partially offset by decreases in company performance-based incentive accruals in the current year.

Interest (Income) Expense. Interest expense decreased by $0.2 million in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 as a result of generating interest income for the current fiscal year reflecting higher interest earned on cash equivalents.

Income Tax Expense. The provision for income taxes was $1.2 million for the third quarter of fiscal 2023 compared to $1.9 million for the third quarter of fiscal 2022, primarily reflecting lower pre-tax income compared to the third quarter of fiscal 2022.

39 Weeks Ended October 1, 2023 Compared to 39 Weeks Ended October 2, 2022

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	October 1, 2023		October 2, 2022
	(Dollars in thousands)
Net sales	$688,395	100.0%	$757,226	100.0%
Cost of sales (1)	461,790	67.1	495,844	65.5
Gross profit	226,605	32.9	261,382	34.5
Selling and administrative expense (2)	224,114	32.6	230,150	30.4
Operating income	2,491	0.3	31,232	4.1
Interest (income) expense	(265)	0.0	389	0.1
Income before income taxes	2,756	0.3	30,843	4.0
Income tax expense	987	0.1	6,437	0.9
Net income	$1,769	0.2%	$24,406	3.1%

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

Net Sales. Net sales decreased by $68.8 million, or 9.1%, to $688.4 million in the first nine months of fiscal 2023 from $757.2 million in the first nine months of last year. The change in net sales reflected the following:

•
Same store sales decreased by $68.1 million, or 9.1%, for the 39 weeks ended October 1, 2023, versus the comparable 39-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the first nine months of fiscal 2023 reflected a continuation of significant and persistent inflationary pressures and heightened recessionary concerns that dampened consumer sentiment and weakened discretionary spending, which negatively affected sales. While we experienced strong winter-related product sales as a result of favorable winter-weather conditions during the first quarter of fiscal 2023, cooler-than-normal weather patterns negatively impacted sales for the spring and summer product categories through the second quarter of fiscal 2023.
o
Our lower same store sales reflected decreases in our major merchandise categories of hardgoods, footwear and apparel.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of closing, during the comparable periods. Sales from e-commerce in the first nine months of fiscal 2023 and 2022 were not material.
•
We experienced decreased customer transactions of 8.1% and a lower average sale per transaction of 1.0% in the first nine months of fiscal 2023 compared to the prior year.

Gross Profit. Gross profit decreased by $34.8 million to $226.6 million, or 32.9% of net sales, in the 39 weeks ended October 1, 2023, compared with $261.4 million, or 34.5% of net sales, in the 39 weeks ended October 2, 2022. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $68.8 million, or 9.1%, compared with the first nine months last year.
•
Distribution expense, including costs capitalized into inventory, increased by an unfavorable $1.9 million, or 80 basis points as a percentage of net sales, in the first nine months of fiscal 2023 compared to the prior year. The increase primarily reflected decreased costs capitalized into inventory, which were partially offset by the favorable impact of lower freight, fuel and employee labor and benefit-related expense.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 12 basis points compared with the first nine months of last year. Our merchandise margins remained healthy and continued to compare favorably to pre-pandemic levels.

•
Store occupancy expense decreased by a favorable $0.1 million, but increased by an unfavorable 98 basis points as a percentage of net sales, compared with the first nine months of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $6.1 million to $224.1 million, or 32.6% of net sales, in the 39 weeks ended October 1, 2023, compared to $230.2 million, or 30.4% of net sales, in the first nine months of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, decreased by $2.7 million due largely to reductions in employee benefit-related expense, primarily health and welfare expense as compared to the prior year which experienced a surge related to post-COVID-19 medical treatment. These reductions were partially offset by increases in employee labor expense, store security and systems improvements and the impact of broad-based inflation. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.50 per hour beginning on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as various other states in which we do business, are and have been implementing their own scheduled increases that exceed the state-wide minimum wage rates, which may also include interim impacts effective at various points throughout the year. Labor expense for the first nine months of fiscal 2023 also reflected higher demand for labor in many of our markets resulting in higher wage rates. We estimate that the combined impact of these wage rate pressures caused our labor expense to increase by approximately $3.6 million for the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022.
•
Administrative expense decreased by $1.9 million, primarily attributable to decreases in company performance-based incentive accruals and employee benefit-related expense in the current year, partially offset by an increase in legal expense primarily resulting from a tentative legal settlement, and an increase in employee labor expense.
•
Our advertising expense decreased by $1.4 million in the first nine months of fiscal 2023 and remains less than half of our pre-pandemic expense level. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future as we continue to evaluate the impact on our sales.

Interest (Income) Expense. Interest expense decreased by $0.7 million in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 as a result of generating interest income for the current fiscal year reflecting higher interest earned on cash equivalents.

Income Tax Expense. The provision for income taxes was $1.0 million for the first nine months of fiscal 2023 compared to $6.4 million for the first nine months of fiscal 2022, primarily reflecting lower pre-tax income and a tax deduction related to share-based compensation compared to the first nine months of fiscal 2022.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash and cash equivalents, cash flows from operations and borrowings from the revolving credit facility, when necessary.

As of October 1, 2023, we had $17.9 million of cash compared to $34.4 million of cash and cash equivalents as of October 2, 2022. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	October 1, 2023	October 2, 2022
	(In thousands)
Total cash provided by (used in):
Operating activities	$21,064	$(29,918)
Investing activities	(8,186)	(8,814)
Financing activities	(20,573)	(24,249)
Net decrease in cash and cash equivalents	$(7,695)	$(62,981)

Operating Activities. Operating cash flows for the first nine months of fiscal 2023 and 2022 were a positive $21.1 million and a negative $29.9 million, respectively. The increased cash flow provided by operating activities for the first nine months of fiscal 2023 compared to the prior year primarily reflects decreased funding of merchandise inventory and accrued expenses, primarily related to company performance-based incentive accruals, partially offset by lower net income.

Investing Activities. Net cash used in investing activities for the first nine months of fiscal 2023 and 2022 was $8.2 million and $8.8 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first nine months of fiscal 2023 and 2022 were a negative $20.6 million and a negative $24.2 million, respectively. For the first nine months of both periods, cash was used primarily to fund dividend payments and make principal payments on finance lease liabilities. For the first nine months of fiscal 2022, cash was also used to purchase treasury stock.

As of October 1, 2023 and October 2, 2022, we had no revolving credit borrowings, and $1.4 million and $1.1 million, respectively, of letter of credit commitments outstanding.

In fiscal 2022 we paid four quarterly cash dividends of $0.25 per share of outstanding common stock. In the first nine months of fiscal 2023, we paid three quarterly cash dividends of $0.25 per share of outstanding common stock, and in the fourth quarter of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on December 15, 2023 to stockholders of record as of December 1, 2023.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We repurchased 295,719 shares of our common stock for $4.1 million in the full year of fiscal 2022. We did not repurchase any shares of our common stock in the first nine months of fiscal 2023. Since the inception of our initial share repurchase program in May 2006 through October 1, 2023, we have repurchased a total of 4,186,014 shares for $53.6 million.

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

Future Capital Requirements. We had cash of $17.9 million as of October 1, 2023. We expect capital expenditures for fiscal 2023, excluding non-cash acquisitions, to range from approximately $8.0 million to $12.0 million primarily to fund store-related remodeling, the opening of new stores, distribution center investments and computer hardware and software purchases. For fiscal 2023, we anticipate opening approximately two new stores and closing approximately six stores.

Dividends are paid at the discretion of our Board of Directors. In fiscal 2022 we paid four quarterly cash dividends of $0.25 per share of outstanding common stock. In the first nine months of fiscal 2023, we paid three quarterly cash dividends of $0.25 per share of outstanding common stock, and in the fourth quarter of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.125 per share of outstanding common stock, which will be paid on December 15, 2023 to stockholders of record as of December 1, 2023.

As of October 1, 2023, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We did not repurchase any shares of our common stock in the first nine months of fiscal 2023. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first nine months of fiscal 2023 and 2022, we had zero borrowings under our revolving credit facility.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, we consider our estimates on valuation of merchandise inventory and valuation of long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 39 weeks ended October 1, 2023.

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

In fiscal 2022 and the first nine months of fiscal 2023, we experienced greater inflation in the cost of products that we purchase for resale than in previous years. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2022 and the first nine months of fiscal 2023, we also experienced increased wage rate pressure as a result of higher demand and competition for labor in many of our markets and we expect these dynamics to continue in fiscal 2023. Broad-based inflationary pressures adversely impacted many categories of costs and expenses during fiscal 2022 and the first nine months of fiscal 2023. This impact is expected to continue during the remainder of fiscal 2023.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 1, 2023, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a tentative settlement in both cases and established a cumulative indemnity reserve of $1.5 million. Any settlement finalized will be subject to Court approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended October 1, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: November 1, 2023	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: November 1, 2023	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)