Form 10-K
period 2023-12-31
BIG 5 SPORTING GOODS Corp
filed 2024-02-28
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $182,130,973 as of July 2, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 30, 2023. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 22,438,892 shares of common stock outstanding at February 20, 2024.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s 2024 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of COVID-19, including any potential variants, on our business operations, including as a result of regulations that may be issued in response to COVID-19, global supply chain disruptions resulting from the ongoing conflicts in Ukraine and the Middle East, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1. BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of December 31, 2023. Throughout this section, our fiscal years ended December 31, 2023 and January 1, 2023 are referred to as fiscal 2023 and 2022, respectively. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 69-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing programs, print advertising in major and local newspapers, and direct mailers designed to generate customer traffic, drive net sales and maintain brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Impact of Global Events

Recent global events, including the novel coronavirus (“COVID-19”) and the ongoing conflicts in Ukraine and the Middle East, have adversely affected global economies, disrupted global supply chains and contributed to increased inflation and rising interest rates, impacting the cost of products and services.

In response to disruptions related to COVID-19 that began in fiscal 2020, we undertook measures to reduce expense, preserve capital and enhance our liquidity. Certain of those measures, such as reductions to advertising expense in comparison with historical levels, continued to benefit us in fiscal 2022 and 2023 and we expect to maintain our advertising expense below pre-pandemic levels in the foreseeable future.

Disruptions related to the ongoing conflicts in Ukraine and the Middle East, regions in which we do not have direct operations, contributed to higher fuel prices and consequently higher product costs. The ongoing conflicts in Ukraine and the Middle East may continue to lead to disruptions in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. As long as these conflicts continue, we expect these challenges to remain into fiscal 2024.

We will continue to monitor these events and take appropriate actions to mitigate the risk of these global events, or any other global events that arise, as necessary.

Expansion and Store Development

Throughout our operating history, we have sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States has typically been systematic and designed to capitalize on our brand recognition, economical store format and economies of scale related to distribution. Over the past five fiscal years, we have opened 13 stores including relocations, of which 62% were in California. Our store openings over the past five fiscal years reflect our cautious approach toward store expansion in the current retail environment, which includes increasing e-commerce competition and the COVID-19 pandemic in fiscal 2020 and 2021. The following table reflects our store opening, closing and relocation activity during the periods indicated:

	Stores Opened			Stores	Stores	Number of Stores
Year	California	Other Markets	Total	Relocated	Closed (1)	at Period End
2019	2	1	3	(1)	(4)	434
2020	—	—	—	—	(4)	430
2021	2	3	5	(2)	(2)	431
2022	2	1	3	(1)	(1)	432
2023	2	—	2	(1)	(3)	430

(1)
In the first two months of fiscal 2024, we closed six stores, including four underperforming stores and one store that was previously damaged by severe rain, lowering our store count to 424 at the end of fiscal February 2024.

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

New store openings typically represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. While the required investment has been relatively low, we have recently experienced inflationary pressures that have led to increasing costs to open a store. Our store format normally requires investments of approximately $0.9 million in fixtures, equipment and leasehold improvements, net of landlord allowances, and approximately $0.3 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

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

Through our 69 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer.

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

	Fiscal Year
	2023	2022	2021	2020	2019
Hard goods	54.0%	54.1%	55.0%	60.2%	49.7%
Soft goods
Athletic and sport footwear	25.0	24.8	24.1	22.0	28.2
Athletic and sport apparel	21.0	21.1	20.9	17.8	22.1
Total soft goods	46.0	45.9	45.0	39.8	50.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

We sell our popular branded merchandise from an extensive list of major sporting goods equipment, athletic footwear and apparel manufacturers. Below is a selection of some of the brands we carry:

adidas	Coleman	Footjoy	Impex	Rawlings	Spalding
Asics	Columbia	Franklin	JanSport	Razor	Speedo
Bearpaw	Crosman	Gildan	Lifetime	Remington	Timex
Bushnell	Daisy	Head	McDavid	Rollerblade	Titleist
Callaway	Dickies	Heelys	Mizuno	Russell Athletic	Under Armour
Camp Chef	Easton	Hillerich & Bradsby	Mossberg	Saucony	Wilson
Carhartt	Everlast	iFit (Proform)	Mueller Sports Medicine	Shimano	Winchester
Casio	Fila	Igloo	New Balance	Skechers

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

Advertising and Marketing

Through years of targeted advertising, we have solidified our brand reputation for offering quality products at attractive prices through convenient store locations. We market our products through the effective use of both digital communications as well as print media.

We built our value-based brand through weekly print advertisements beginning in 1955, and we provide print advertisements and other targeted promotional offers through carrier delivery and direct mail. Over the last several years we have been reducing our overall advertising spend. In fiscal 2020, we accelerated the reduction of print advertising in response to the COVID-19 pandemic and our print advertising remained substantially reduced (from pre-pandemic levels) in fiscal 2022 and 2023 as we continued to evaluate our advertising programs.

We promote our products through digital marketing programs that include sending regular digital communications to our customers (e-mail marketing to our “E-Team”), search engine marketing, social media including Facebook, X (formerly known as Twitter) and Instagram, mobile programs and other website initiatives.

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

Vendor Relationships

We have developed strong vendor relationships over the past 69 years. We currently purchase merchandise from over 600 vendors. In fiscal 2023, only one vendor represented greater than 5% of our total purchases, at 5.1%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

Information Technology Systems

We have fully integrated information technology (“IT”) systems that support critical business functions, such as sales reporting, inventory management and distribution functions and provide pertinent information for financial reporting, as well as robust business intelligence and retail analytics tools. We manage IT solutions for e-commerce, e-mail and networks that connect our employees to appropriate technology solutions and tools. This includes connecting our stores via a managed wide area network connection for purchasing card (i.e., credit and debit card) encryption, tokenization, authorization and processing, as well as providing access to valuable tools such as collaboration, online training, workforce management, online hiring, Company website functions and corporate communications. Our cloud-based disaster recovery solution provides redundancy and availability-redundant networks and applications to be used in the event of an emergency or unplanned outage. We believe our IT systems are effectively supporting our current operations and provide a foundation for future growth and new business initiatives.

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

Distribution

We operate a 953,000 square-foot distribution center located in Riverside, California, that includes storage and office space and services all of our stores. In January 2024, as part of our effort to consolidate operations and manage our expense structure, we moved out of an additional 172,000 square-foot distribution space adjacent to our distribution center that we used for additional capacity. The distribution center warehouse management system is fully integrated with our enterprise-level IT systems and provides comprehensive warehousing and distribution capabilities. We regularly distribute merchandise from our distribution center to our stores using our fleet of leased tractors, as well as contract carriers.

Industry and Competition

The retail market for sporting goods is highly competitive. We operate as a traditional sporting goods chain with stores that average 12,000 square feet and are frequently located in multi-store shopping centers. We carry a broad assortment of merchandise and position ourselves as convenient neighborhood stores. In general, competition tends to fall into the following five basic categories:

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

Human Capital

We believe the experience and tenure of our professional staff in the retail industry contributes to enhanced performance and gives us a competitive advantage. The table below indicates the tenure of our professional staff in some of our key functional areas as of December 31, 2023:

	Number of Employees	Average Number of Years With Us
Executive Management	7	37
Vice Presidents	24	23
Buyers	19	18
Store District / Regional Supervisors	48	25
Store Managers	431	12

As of December 31, 2023, we had approximately 7,900 active employees, of which approximately 2,300 were full-time. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 380 hourly employees in our distribution center and select stores. In December 2022, we entered into a five-year collective bargaining agreement with Local 986 for the covered distribution center employees, and in June 2023 we entered into a five-year collective bargaining agreement with Local 986 for a smaller number of covered store employees. Both collective bargaining agreements are retroactive to September 1, 2022, and expire on August 31, 2027. We have not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

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

During the COVID-19 pandemic, to provide for the safety of our employees and customers, we have taken many actions in our stores, corporate office and distribution center spaces based on the needs, risks, and regulations present in each community and facility. We continue to monitor the business and regulatory environment and expect to continue to adapt our operations to address federal, state, and local requirements, as well as to implement standards or processes that we determine to be in the best interest of our employees and customers.

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2025 and 2033, respectively. We have also registered the names Golden Bear, Harsh, Pacifica and Rugged Exposure as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2026 to 2028. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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
•
e-commerce retailers, such as Amazon.com; and
•
athletic and sporting goods brands that engage in direct-to-consumer sales, such as adidas and Under Armour.

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

In fiscal 2023, we purchased merchandise from over 600 vendors, and our 20 largest vendors collectively accounted for 39.3% of our total purchases. One vendor represented greater than 5% of total purchases in fiscal 2023, at 5.1%.

If there are disruptions in supply from a principal supplier or distributor, we may be unable to obtain merchandise that we desire to sell and that consumers desire to purchase. A vendor could discontinue or restrict selling products to us at any time for reasons that may or may not be within our control. The increased development of direct-to-consumer initiatives by athletic and sporting goods brands could result in additional restrictions on the products available for us to purchase and sell. Our net sales and profitability could decline if we are unable to promptly replace a product vendor that is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products. Moreover, many of our key suppliers provide us with incentives, such as return privileges, volume purchase allowances and co-operative advertising. A decline or discontinuation of these incentives could reduce our profits.

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

We historically utilized print advertising programs that included newspaper inserts, direct mailers and courier-delivered inserts in order to effectively deliver our message to our targeted markets. Newspaper circulation and readership has been declining, and in 2020, in response to the novel coronavirus (“COVID-19”) pandemic, we accelerated the reduction of our print advertising programs. The consumer preferences for certain of our product categories that have driven positive sales during the COVID-19 outbreak have not continued after the outbreak has subsided, and we may need to increase advertising and promotional activity from the current historically low levels in an effort to drive customer traffic and sales, which could impact our profitability. While we expect to continue to benefit from reduced print advertising activity in the foreseeable future, if our efforts to evolve our advertising programs fail or we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer.

The COVID-19 pandemic has disrupted and could in the future disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

As COVID-19 continues to evolve, we may be further required to restrict the operations of our stores or our distribution facility if recommended or mandated by authorities. If the classification of what is an “essential” business changes in jurisdictions where our stores are located, or the restrictions on retail operations in our markets are reinstituted, or other government regulations are adopted pertaining to how we may operate our stores, we may be required to temporarily close or restrict operations at more, if not all, of our stores, or incur additional expense to operate our stores, which would significantly impact our sales and results of operations. Additionally, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

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

The extent to which the COVID-19 outbreak impacts our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers, employees and vendors, the regulatory response and impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Additionally, the consumer preferences for certain product categories that have driven positive sales during the COVID-19 outbreak have not continued after the outbreak has subsided, and any further negative change in consumer preferences could negatively impact our results of operations. We may need to increase advertising and promotional activity from the current historically low levels in an effort to drive customer traffic and sales, which could impact our profitability. Furthermore, the financial condition of our customers and vendors may be adversely impacted by the pandemic, which may result in a decrease in discretionary consumer spending and our store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our vendors. These events may, in turn, have a material adverse impact on our business, results of operations, liquidity and financial condition.

Because our stores are concentrated in the western United States, we are subject to regional risks.

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather and climate conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in California where we have a high concentration of stores, seasonal factors such as unfavorable weather conditions or other localized conditions including flooding, drought, fires, earthquakes or electricity blackouts could impact our sales and harm our operations. State and local regulatory compliance, such as with recent minimum wage increases in our market areas, also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

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

Because many of the products we sell are used for seasonal outdoor sporting and recreational activities, our business is significantly impacted by weather and climate conditions in our markets. For example, our winter sports and apparel sales are dependent on cold winter weather and snowfall in our markets and can be negatively impacted by unseasonably warm or dry weather in our markets during the winter product selling season. Conversely, sales of our spring products and summer products, such as baseball gear and camping and water sports equipment, can be adversely impacted by unseasonably cold or wet weather in those periods. Accordingly, our sales results and financial condition will typically suffer when weather and climate patterns do not conform to seasonal norms. This dynamic could be amplified if climate change disrupts climate patterns or otherwise increases the volatility of weather in our markets.

Uncharacteristic or significant weather conditions or natural disasters and the impacts of climate change could adversely affect our results of operations.

Uncharacteristic or significant weather conditions, including the physical impacts of climate change, can affect consumer shopping patterns, particularly for seasonal items, which could lead to lower sales and adversely affect our results of operations. In addition, we have significant operations in certain states where natural disasters are more prevalent. Natural disasters in those states could result in significant physical damage to or closure of one or more of our stores, distribution center, or key vendors. In addition, weather conditions, natural disasters, and other catastrophic events in areas where we or our vendors operate, or depend upon for continued operations, could adversely affect the availability and cost of certain products within our supply chain, affect consumer purchasing power, and reduce consumer demand. Any of these events could adversely affect our results of operations.

The long-term effects of global climate change are expected to be widespread and unpredictable, and potential impacts present a variety of risks. The physical effects of climate change, such as extreme weather conditions, drought, and rising sea levels, could adversely affect our results of operations, including by increasing our energy costs, disrupting our supply chain, negatively impacting our workforce, damaging our stores, distribution center, and inventory, and threatening the habitability of the locations in which we operate. In addition to physical risks, the potential impacts of climate change also present transitional risks, including regulatory and reputational risks.

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

We rely on a single distribution center facility located in Riverside, California to service our business. Any natural disaster or other serious disruption to the distribution center due to fire, earthquake or any other cause could damage a significant portion of our inventory and could materially impair both our ability to adequately stock our stores and our net sales and profitability. The lease for our distribution center is scheduled to expire in 2030 with no extension options. Extensions of such lease would likely be at significantly increased rents and our inability to extend such lease could materially impair both our ability to adequately stock our stores and our net sales and profitability. If the security measures used at our distribution center do not prevent inventory theft, our gross profit may significantly decrease. Our distribution center is staffed in part by employees represented by Local 986. We have not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on our business operations and financial results. Further, in the event that we are unable to grow our net sales sufficiently to allow us to leverage the costs of this distribution center in the manner we anticipate, our financial results could be negatively impacted.

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

One of our strategies includes opening profitable stores in new and existing markets. Our ability to successfully implement and capitalize on our growth strategy could be negatively affected by various factors including:

•
a slowdown of our expansion efforts, or close underperforming stores, as a result of challenging conditions in the retail industry and the economy overall;
•
increased difficulty in finding suitable sites available for leasing within our existing market areas, and our distribution capabilities may limit our ability to expand beyond our current market areas;
•
increased difficulty in negotiating acceptable lease terms;
•
increased difficulty in hiring and retaining qualified store personnel; and
•
increased difficulty in securing the financial resources necessary to fund our expansion plans.

In recent years, we have slowed our store openings and strategically closed certain stores as we maintained a cautious approach toward store expansion in the current retail environment, which includes increasing e-commerce competition. If we are unable to resume our store expansion efforts for any of the reasons discussed above, our operating results could suffer.

In addition, our expansion in new and existing markets may present competitive, merchandising, marketing and distribution challenges that differ from our current challenges. These potential new challenges include competition among our stores, added strain on our distribution center, additional information to be processed by our information technology (“IT”) systems, diversion of management attention from ongoing operations and challenges associated with managing a larger enterprise. We face additional challenges in entering new markets, including consumers’ lack of awareness of us, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes, responsiveness to advertising and discretionary spending patterns than our existing markets. To the extent that we are not able to meet these new challenges, our net sales could decrease and our operating expense could increase.

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

A substantial amount of our inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute at the ports through which our products travel, particularly the Ports of Los Angeles and Long Beach, could lead to protracted delays in the movement of our products, which could further delay the delivery of products to our stores and impact net sales and profitability. In addition, other conditions outside of our control, such as adverse weather conditions, acts of terrorism or public health issues that could lead to temporary closures of or delays at facilities or shipping ports, such as the COVID-19 pandemic, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell. While we have generally been able to sufficiently stock product in our stores to meet most consumer demand, future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

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

Increases in transportation costs due to volatile fuel costs, climate change regulation and other factors may negatively impact our operating results.

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

As of December 31, 2023, our long-term revolving credit borrowings outstanding were zero. However, we have historically maintained a leveraged financial position. This means:

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

Volatility in capital and credit markets can impact the ability of financial institutions to meet their lending obligations. Based on information available to us, Bank of America, National Association, the lender under our revolving credit facility is currently able to fulfill its commitments thereunder. However, circumstances could arise that may impact its ability to fund its obligations in the future. Although we believe the commitments from our lender under the revolving credit facility, together with our cash on hand and anticipated operating cash flows, should be sufficient to meet our near-term borrowing requirements, if Bank of America, National Association, or any other lender under the credit facility from time to time, is for any reason unable to perform its lending or administrative commitments under the facility, then disruptions to our business could result and may require us to replace this facility with a new facility or to raise capital from alternative sources on less favorable terms, including higher rates of interest.

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

Regulations which took effect January 1, 2024 contributed to the discontinuation of firearm sales in our California markets. While this impact is expected to be immaterial, because we continue to sell firearms in our other markets and firearm-related products in all of our markets, we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us to, among other things, obtain and maintain federal, state or local permits or licenses in order to sell firearms or ammunition, ensure that certain employees obtain licenses to sell firearms or ammunition, ensure that all purchasers of firearms are subjected to a pre-sale background check and other requirements, record the details of each firearm sale on appropriate government-issued forms, record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and maintain these records for a specified period of time. Additionally, in certain jurisdictions we are required to obtain a license to sell ammunition or record the details of each ammunition sale and maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearm-related products has been the subject of increased federal, state and local regulation, such as new minimum age restriction laws, ammunition sales laws, and new security laws. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearm-related products that we are permitted to purchase and sell, impose new restrictions and requirements on the manner in which we purchase, sell and store these products, increase regulatory fees charged to the consumer and impact our ability to offer these products in certain retail locations or markets. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearm-related products, our permits or licenses to sell firearm-related products at our stores or maintain inventory of firearm-related products at our distribution center may be suspended or revoked. We may also incur losses related to these products if we fail to obtain or timely renew a necessary license. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearm-related products could cause our operating expense to increase and this could adversely affect our results of operations.

Risks Related to Investing in Our Common Stock

The declaration of discretionary dividend payments or the repurchase of our common stock pursuant to our share repurchase program may not continue.

We currently pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, business conditions, our financial condition, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, we are not obligated to make any purchases pursuant to the share repurchase program authorized by our Board of Directors and we may reduce the amount of purchases we make under the program or discontinue the program at any time.

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

In addition, Section 203 of the Delaware General Corporations Law (“DGCL”) limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the transaction may be considered beneficial by some stockholders.

Our Bylaws designate certain state or federal courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us and may impose additional costs on us and our stockholders.

Our Bylaws provide that, unless we consent to the selection of an alternative forum: (a) the Court of Chancery of the State of Delaware (the “Chancery Court”) (or, in the event that the Chancery Court does not have jurisdiction, the federal district court or other state courts located within the State of Delaware) shall be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a breach of a fiduciary duty, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our Certificate of Incorporation or Bylaws or (iv) any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine; and (b) subject to the preceding provisions, federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint or cause of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint. We refer to the above provisions as the forum selection provisions and we refer to the bylaw provision governing causes of action under the Securities Act of 1933 as the federal forum selection provision. The Bylaws further enable us to initiate an action against a stockholder to enforce the forum selection provisions should the stockholder sue, or threaten to sue, in another jurisdiction. Notwithstanding the foregoing, the forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

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

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, vendors and customers, which could significantly impact our net sales, profitability and financial condition. The ongoing conflicts in Ukraine and the Middle East may lead to disruption in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. Terrorist attacks could also have a significant impact on ports or international shipping on which we are substantially dependent for the supply of much of the merchandise we sell. Our corporate headquarters is located near Los Angeles International Airport and the Port of Los Angeles, which have been identified as potential terrorism targets. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we cannot currently predict. Military action taken in response to such attacks could also have a short or long-term negative economic impact upon the financial markets, international shipping and our business in general.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain processes intended to identify, assess, and manage material risks from cybersecurity threats, and these processes are subject to oversight from our management and Board of Directors. As the global cybersecurity environment evolves, we have processes designed to help evaluate and prioritize our response to the impact of ever-growing cybersecurity risk on our operations, along with the potential related cost to our business. Our Information Security (“InfoSec”) department has responsibility for protecting our computer systems, related information technology (“IT”) infrastructure and information (including when processed by third-party service providers). However, given that cybersecurity is an enterprise risk, and not just an IT function, we maintain a cross-functional approach to cybersecurity. Accordingly, while many processes and policies are initiated by the InfoSec team, risks and controls are also assessed at the department and enterprise levels.

Risk Management and Strategy

Cybersecurity risk is identified and managed through a variety of means. However, there can be no assurance that our cybersecurity risk management processes, including policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have established an Enterprise Risk Management (“ERM”) program that focuses on the identification, evaluation, and mitigation of risks facing us as a whole. The ERM Committee, which consists of executives representing a broad base of our operations, meets semi-annually after updating its company-wide risk assessment, which includes cybersecurity risk. The Internal Audit team focuses on risks specific to Information Technology General Controls (“ITGC”) which impact financial reporting systems.

The InfoSec department is responsible for implementing and maintaining our IT security-related policies including those policies which govern cybersecurity matters. The InfoSec department also engages independent third parties to conduct various types of risk assessments to evaluate our security program, including various types of independent security access testing and scoring of the security program against certain recognized cybersecurity frameworks. While we use such frameworks as a guide, this does not imply that we meet any particular technical standards, specifications or requirements.

The InfoSec department is comprised of three functional groups consisting of Security Operations (“SecOps”), Security Assurance & Compliance, and Identity & Access Management (“IAM”). The SecOps functional group consists of in-house cybersecurity analysts and managed services that are responsible for monitoring key cybersecurity alerts, investigating potential cybersecurity incidents, and searching for and responding to critical threats. Additionally, and as supported by the Security Assurance & Compliance functional group, we strive to comply with multiple applicable regulatory compliance frameworks, such as Internal Control Over Financial Reporting (“ICOFR”) and the Payment Card Industry Data Security Standard (“PCI DSS”), and have put in place related IT controls designed to play a role towards compliance. The primary objective of the IAM functional group is to balance the need for access to resources with the necessity for strong cybersecurity, compliance, and governance, which they attempt to achieve by implementing and maintaining access policies and authentication and authorization methods.

We are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, operations, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats and vulnerabilities that, if realized, could reasonably likely materially affect our business strategy, operations, results of operations or financial condition. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report.

Governance

The Board of Directors and senior management have the responsibility for overseeing our risk management as a whole. To assist with this responsibility, the VP of InfoSec reports to the Chief Information Officer (“CIO”) and hosts quarterly briefings for the Executive Security Committee (“ESC”), consisting of executives from various departments selected to monitor and evaluate IT-related security risks, including IT, operations, loss prevention, legal, internal audit and others. The VP of InfoSec also presents to the Board of Directors at least annually. Communications and reporting to the ESC and Board of Directors include key security program and performance metrics, internal and external threat landscape, status of cybersecurity initiatives and future projects under consideration.

Results of the ERM program, including significant risks, risk evaluation and mitigation efforts, are presented to the Board of Directors at least annually.

In addition to the regular reporting, cybersecurity incidents identified by InfoSec or executives that meet or have the potential of meeting certain materiality thresholds are communicated to senior management. After evaluation, if deemed appropriate, cybersecurity incidents are reported to the Board of Directors.

Our management has significant experience in managing and leading IT and cybersecurity teams. The VP of the InfoSec Team holds several industry certifications including the Certified Information Security Manager (“CISM”), Certified Information Privacy Manager (“CIPM”) and the GIAC Strategic Planning, Policy, and Leadership (“GSTRT”) certifications. Prior to joining us, the VP of InfoSec helped to successfully develop and maintain security, compliance and privacy programs for two multi-national organizations. Our CIO has held this position for eight years, was the original designer of our security and compliance programs and has provided oversight of our security program for approximately 20 years.

ITEM 2. PROPERTIES

Properties

Our primary corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, with a satellite office located nearby at 2401 East El Segundo Boulevard, El Segundo, California 90245. We lease 55,000 square feet of office and adjoining retail space related to our primary corporate headquarters, and we lease 11,500 square feet related to our satellite office. The lease for the primary corporate headquarters is scheduled to expire on February 28, 2026 and provides us with one five-year renewal option. We are terminating the lease for 3,500 square feet of our satellite office as of February 29, 2024 as part of our effort to consolidate operations and manage our expense structure. The lease for the remainder of the satellite office is scheduled to expire on February 28, 2026 and provides us with no remaining options.

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

Our distribution facility is located in Riverside, California and has 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2025 and includes one additional five-year renewal option. In January 2024, as part of our effort to consolidate operations and manage our expense structure, we moved out of an additional 172,000 square-foot distribution space adjacent to our distribution center that we used for additional capacity. Our lease for this additional facility is scheduled to expire on August 31, 2025 and includes three additional five-year renewal options. We are currently exploring alternatives for this space, including subleasing the facility if conditions are favorable.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of December 31, 2023, of our total store leases, 67 leases are due to expire in the next five years without renewal options. We intend to renegotiate most of these leases as they expire, either for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 12,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 19.7 million sales transactions and an average transaction size of approximately $45 in fiscal 2023. The following table details our store locations by state as of December 31, 2023:

State	Year Entered	Number of Stores (1)	Percentage of Total Number of Stores
California	1955	223	51.9%
Washington	1984	45	10.5
Arizona	1993	41	9.5
Oregon	1995	29	6.7
Colorado	2001	22	5.1
New Mexico	1995	19	4.4
Nevada	1978	19	4.4
Utah	1997	18	4.2
Idaho	1994	11	2.6
Texas	1995	2	0.5
Wyoming	2010	1	0.2
Total		430	100.0%

(1)
In the first two months of fiscal 2024, we closed six stores, including four underperforming stores and one store that was previously damaged by severe rain, lowering our store count to 424 at the end of fiscal February 2024.

Our same store sales per square foot were approximately $178 for fiscal 2023.

ITEM 3. LEGAL PROCEEDINGS

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

As of February 20, 2024, there were 22,438,892 shares of common stock outstanding held by 536 holders of record.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. In the first nine months of fiscal 2023, we paid aggregate cash dividends of $0.75 per share, or $0.25 per share per quarter, of outstanding common stock, and in the fourth quarter of fiscal 2023 we paid a cash dividend of $0.125 per share of outstanding common stock, resulting in full fiscal 2023 aggregate cash dividends paid of $0.875 per share of outstanding common stock. In the first quarter of fiscal 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2024 to stockholders of record as of March 8, 2024.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended December 31, 2023 and January 1, 2023 are referred to as fiscal 2023 and 2022, respectively. The following discussion and analysis of our financial condition and results of operations for the years presented includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2023 and fiscal 2022 each included 52 weeks.

Impact of Global Events

Recent global events, including the novel coronavirus (“COVID-19”) and the ongoing conflicts in Ukraine and the Middle East, have adversely affected global economies, disrupted global supply chains and contributed to increased inflation and rising interest rates, impacting the cost of products and services.

In response to disruptions related to COVID-19 that began in fiscal 2020, we undertook measures to reduce expense, preserve capital and enhance our liquidity. Certain of those measures, such as reductions to advertising expense in comparison with historical levels, continued to benefit us in fiscal 2022 and 2023 and we expect to maintain our advertising expense below pre-pandemic levels in the foreseeable future.

Disruptions related to the ongoing conflicts in Ukraine and the Middle East contributed to higher fuel prices and, consequently, higher product costs. The ongoing conflicts in Ukraine and the Middle East may continue to lead to disruptions in the global supply chain, rising fuel costs, or cybersecurity risks, and economic instability generally, any of which could materially and adversely affect our business and results of operations. As long as these conflicts continue, we expect these challenges to remain into fiscal 2024.

We will continue to monitor these events and take appropriate actions intended to mitigate the risk of these global events, or any other global events that arise, as necessary.

Overview

We are a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of December 31, 2023. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Through our e-commerce platform, we also offer selected products online. E-commerce sales for fiscal 2023 and 2022 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

We believe that over our 69-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing and periodic print advertising in major and local newspapers and direct mailers, in an effort to generate customer traffic, drive sales and build brand awareness. Over the last several years we have been reducing our overall advertising spend and also shifting our advertising spend away from print media towards digital advertising, which we believe allows us to more effectively manage our advertising expense. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. Our store openings during recent years reflect our cautious approach toward store expansion in the current retail environment, which includes increasing e-commerce competition. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2023	2022
Beginning of period	432	431
New stores (1)	2	3
Stores relocated	(1)	(1)
Stores closed (2)	(3)	(1)
End of period	430	432
Stores opened (closed) per year, net	(2)	1

(1)
Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.
(2)
In the first two months of fiscal 2024, we closed six stores, including four underperforming stores and one store that was previously damaged by severe rain, lowering our store count to 424 at the end of fiscal February 2024.

For fiscal 2024, we anticipate opening approximately five new stores and closing approximately ten stores.

Executive Summary

Our net loss for fiscal 2023 compared to net income for fiscal 2022 was mainly attributable to reduced net sales, partially offset by lower selling and administrative expense year over year. We believe the decrease in net sales in fiscal 2023 in part reflected significant inflationary pressures which dampened consumer sentiment and reduced demand for discretionary products.

•
Net sales for fiscal 2023 decreased 11.1% to $884.7 million compared to $995.5 million for fiscal 2022. The decrease in net sales reflects a decline of 11.2% in same store sales when compared with fiscal 2022. We believe our lower same store sales in fiscal 2023 in part reflected significant inflationary pressures and heightened recessionary concerns that negatively impacted consumer demand, which contributed to reduced net sales across each of our major merchandise categories of apparel, hardgoods and footwear.
•
Gross profit for fiscal 2023 represented 32.3% of net sales, compared with 34.3% in the prior year. Merchandise margins were unchanged compared with the prior year, while store occupancy expense and distribution expense, including costs capitalized into inventory, as a percentage of net sales were higher compared with fiscal 2022. While merchandise margins were unchanged year over year, they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for fiscal 2023 decreased 3.6% to $296.6 million, or 33.5% of net sales, compared to $307.7 million, or 30.9% of net sales, for fiscal 2022. The decrease in selling and administrative expense primarily reflects a decrease in employee labor and benefit-related expense, company performance-based incentive accruals, and advertising expense year over year, partially offset by higher legal expense and operational expense impacted by inflation.
•
Net loss for fiscal 2023 was $7.1 million, or $0.33 per basic share, compared to net income of $26.1 million, or $1.18 per diluted share, for fiscal 2022. The decreased earnings reflect lower net sales, partially offset by the favorable impact of lower selling and administrative expense year over year.

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

•
Operating cash flow for fiscal 2023 was a positive $18.5 million compared to a negative $28.4 million in the prior year. The increased operating cash flow was primarily due to decreased funding of merchandise inventory partially offset by decreased net income.
•
Capital expenditures for fiscal 2023 decreased to $11.0 million from $13.2 million in fiscal 2022, primarily reflecting reduced investment in the opening of new stores and store-related remodeling in fiscal 2023 compared with fiscal 2022. We expect to open approximately five new stores in fiscal 2024, after opening two new stores in fiscal 2023.
•
We had cash of $9.2 million and $25.6 million as of December 31, 2023 and January 1, 2023, respectively. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.

•
We paid cash dividends in fiscal 2023 of $19.8 million, or $0.875 per share, compared with $22.3 million, or $1.00 per share, in fiscal 2022.
•
We did not repurchase any shares of our common stock in fiscal 2023, and we repurchased 295,719 shares of our common stock for $4.1 million in fiscal 2022.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales, and other financial data, for the periods indicated:

	Fiscal Year (1)
	2023		2022
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$884,745	100.0%	$995,538	100.0%
Cost of sales (2)	598,901	67.7	654,323	65.7
Gross profit	285,844	32.3	341,215	34.3
Selling and administrative expense (3)	296,578	33.5	307,700	30.9
Operating (loss) income	(10,734)	(1.2)	33,515	3.4
Interest (income) expense	(153)	0.0	572	0.1
(Loss) income before income taxes	(10,581)	(1.2)	32,943	3.3
Income tax (benefit) expense	(3,498)	(0.4)	6,809	0.7
Net (loss) income	$(7,083)	(0.8)%	$26,134	2.6%
Other Financial Data:
Net sales change		(11.1)%		(14.3)%
Same store sales change (4)		(11.2)%		(14.5)%

(1)
Fiscal 2023 and 2022 each included 52 weeks.
(2)
Cost of sales includes the cost of merchandise, net of discounts or allowances earned, freight, inventory reserves, buying, distribution center expense, including depreciation, and store occupancy expense. Store occupancy expense includes rent, amortization of leasehold improvements, common area maintenance, property taxes and insurance.
(3)
Selling and administrative expense includes store-related expense, other than store occupancy expense, as well as advertising, depreciation and amortization, expense associated with operating our corporate headquarters, and impairment charges, if any.
(4)
Same store sales for a period reflect net sales from stores that operated throughout the period as well as the full corresponding prior-year period and sales from e-commerce.

Fiscal 2023 Compared to Fiscal 2022

Net Sales. Net sales decreased by $110.8 million, or 11.1%, to $884.7 million for fiscal 2023 from $995.5 million for fiscal 2022. The change in net sales was primarily attributable to the following:

•
Same store sales decreased by $109.7 million, or 11.2%, for fiscal 2023 versus the comparable prior-year period. We believe the decrease in same store sales reflected the following:
o
Our markets were influenced by a continuation of significant and persistent inflationary pressures and heightened recessionary concerns that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales.
o
In the fourth quarter of fiscal 2023, we experienced unfavorable winter weather conditions across a large part of our market, with unseasonably warm weather adversely impacting sales of our winter-related products.
o
While we experienced strong winter-related product sales as a result of favorable winter-weather conditions during the first quarter of fiscal 2023, cooler-than-normal weather patterns negatively impacted sales for the spring and summer product categories through the second quarter of fiscal 2023.
o
Our lower same store sales in fiscal 2023 reflected a decrease in each of our major merchandise categories of apparel, hardgoods and footwear.
o
Same store sales are made on a comparable-week basis. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of permanently closing, during the comparable periods. Sales from e-commerce in fiscal 2023 and 2022 were not material.
•
We experienced decreased customer transactions of 9.9% and a lower average sale per transaction of 1.3% in fiscal 2023 compared to the prior year.

Gross Profit. Gross profit decreased by $55.4 million to $285.8 million, or 32.3% of net sales, in fiscal 2023 from $341.2 million, or 34.3% of net sales, in fiscal 2022. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $110.8 million, or 11.1%, in fiscal 2023 compared to the prior year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, were unchanged compared with fiscal 2022, when merchandise margins decreased by an unfavorable 63 basis points over the prior year. While merchandise margins were unchanged year over year they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Distribution expense, including costs capitalized into inventory, increased by $0.6 million, or an unfavorable 72 basis points, compared to the prior year. The increase in expense primarily reflected decreased costs capitalized into inventory, partially offset by lower trucking and fuel expense as well as lower employee labor and benefit-related expense.
•
Store occupancy expense decreased by $0.1 million but increased by an unfavorable 126 basis points as a percentage of net sales, compared with last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $11.1 million, or 3.6%, to $296.6 million, or 33.5% of net sales, in fiscal 2023 from $307.7 million, or 30.9% of net sales, in fiscal 2022. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, decreased by $7.0 million, due largely to reductions in employee labor and benefit-related expense, primarily lower health and welfare expense as compared to the prior year which experienced a surge related to post-COVID-19 medical treatment. These expense reductions were partially offset by increases in expenses related to store security and systems improvements, as well as the impact of broad-based inflation on operational expense. Wages continue to reflect the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located. In California, state-wide minimum wage rates have risen from $10.00 per hour in 2017 to $15.50 per hour beginning on January 1, 2023. Additionally, certain other jurisdictions within California, including Los Angeles and San Francisco, as well as within various other states in which we do business, are and have been implementing their own scheduled increases that exceed the statewide minimum wage rates, which may also include interim impacts effective at various points throughout the year. Labor expense in fiscal 2023 also reflected higher demand for labor in many of our markets resulting in higher wage rates. We have partially mitigated these wage rate pressures by managing our store labor hour usage. However, we estimate that the combined impact of these wage rate pressures caused our labor expense to increase by approximately $4.1 million for fiscal 2023 compared with fiscal 2022.
•
Administrative expense decreased by $2.2 million, primarily attributable to reduced company performance-based incentive accruals and employee benefit-related expense in the current fiscal year, partially offset by an increase in legal expense primarily resulting from a tentative legal settlement, as well as an increase in employee labor expense and non-cash impairment charges of $0.6 million related to certain underperforming stores.
•
Advertising expense decreased by $1.9 million and remains less than half of our pre-pandemic expense level. We expect our advertising expense in the foreseeable future to continue to benefit from reduced advertising activity compared to our pre-pandemic expense level as we continue to evaluate the impact on our sales.

Interest (Income) Expense. Interest expense decreased by $0.7 million in fiscal 2023 compared to fiscal 2022 as a result of generating increased interest income for the current fiscal year reflecting higher interest earned on cash equivalents.

Income Tax (Benefit) Expense. The provision for income taxes decreased to a benefit of $3.5 million for fiscal 2023 compared to an expense of $6.8 million for fiscal 2022, primarily reflecting lower pre-tax income in fiscal 2023 compared to fiscal 2022. Our effective tax rate of 33.1% for fiscal 2023 compared with 20.7% for fiscal 2022. Our higher effective tax rate for fiscal 2023 mainly reflected the impact of reduced tax deductions combined with lower pre-tax income.

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

We ended fiscal 2023 and 2022 with $9.2 million and $25.6 million of cash, respectively, and no revolving credit borrowings. The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year
	2023	2022
	(In thousands)
Total cash provided by (used in):
Operating activities	$18,538	$(28,440)
Investing activities	(10,962)	(13,180)
Financing activities	(23,940)	(30,235)
Net decrease in cash and cash equivalents	$(16,364)	$(71,855)

For fiscal 2023, we believe our lower net same store sales reflected a continuation of significant and persistent inflationary pressures and heightened recessionary concerns that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales. Consequently, after replenishing depleted merchandise inventory levels in fiscal 2022, in response to lower sales for the current year we reduced our merchandise inventory balances. The increase in our operating cash flow for fiscal 2023 compared to the prior year primarily reflected our reduced funding of merchandise inventory partially offset by lower net income.

For fiscal 2022, compared to the prior year we experienced weaker consumer demand that we believe reflected in part significant inflationary pressures and heightened recessionary concerns that negatively impacted consumer sentiment. We believe the higher inflation and softening consumer demand led to lower sales and higher expenses which contributed to decreased net income year over year. Funding for merchandise inventory increased in fiscal 2022 as we continued to replenish depleted inventory levels resulting from strong consumer demand and supply chain challenges in fiscal 2021. The decrease in our operating cash flow for fiscal 2022 compared to the prior year primarily reflected our lower earnings and increased funding of merchandise inventory.

Operating Activities. Operating cash flows for fiscal 2023 and 2022 were a positive $18.5 million and a negative $28.4 million, respectively. The increased cash flow from operating activities in fiscal 2023 compared to fiscal 2022 primarily reflects decreased funding of merchandise inventory partially offset by decreased net income.

Investing Activities. Net cash used in investing activities for fiscal 2023 and 2022 was $11.0 million and $13.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. Our capital expenditures primarily reflect store-related remodeling, new store openings, distribution center investments and computer hardware and software purchases. Capital expenditures by category are as follows:

	Fiscal Year
	2023	2022
	(In thousands)
Store-related remodels	$6,740	$7,805
New stores	2,262	3,577
Computer hardware, software and other	1,063	599
Distribution center	957	1,212
Total	$11,022	$13,193

Capital expenditures in the fiscal years presented included investment in existing store remodeling to support our merchandising initiatives and enhancement of information security measures to support our infrastructure. Our capital expenditures included two new stores, including relocations, in fiscal 2023 and three new stores, including relocations, in fiscal 2022.

Financing Activities. Financing cash flows for fiscal 2023 and 2022 were a negative $23.9 million and a negative $30.2 million, respectively. For fiscal 2023 and 2022, net cash was used primarily to fund dividend payments and make principal payments on finance lease liabilities. In fiscal 2022, cash was also used to purchase treasury stock.

As of December 31, 2023, we had no revolving credit borrowings and we had letter of credit commitments of $2.0 million outstanding. These balances compare to no revolving credit borrowings and letter of credit commitments of $1.4 million outstanding as of January 1, 2023.

In fiscal 2023 and 2022 we paid cash dividends of $0.875 and $1.00 per share of outstanding common stock, respectively. In the first quarter of fiscal 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2024 to stockholders of record as of March 8, 2024.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We did not repurchase any shares of common stock in fiscal 2023 and we repurchased 295,719 shares of common stock in fiscal 2022. Since the inception of our initial share repurchase program in May 2006 through December 31, 2023, we have repurchased a total of 4,186,014 shares for $53.6 million.

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

Future Capital Requirements. We had cash of $9.2 million as of December 31, 2023. We expect capital expenditures for fiscal 2024, excluding non-cash acquisitions, to range from approximately $13.0 million to $18.0 million, primarily to fund the opening of new stores, store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2024, we anticipate opening approximately five new stores and closing approximately ten stores.

Dividends are paid at the discretion of the Board of Directors. In fiscal 2023 and 2022 we paid annual cash dividends of $0.875 per share and $1.00 per share, respectively, of outstanding common stock. In the first quarter of fiscal 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2024 to stockholders of record as of March 8, 2024.

As of December 31, 2023, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We did not repurchase any shares of our common stock in fiscal 2023 and we repurchased 295,719 shares of our common stock in fiscal 2022. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

As of the end of fiscal 2023 and 2022, we had no borrowings under our revolving credit facility.

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

We record valuation reserves on a quarterly basis for merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include recent customer demand, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $2.2 million and $2.7 million as of December 31, 2023 and January 1, 2023, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory valuation reserves estimate in total as of December 31, 2023, would result in a change in reserves of $0.2 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

Valuation of Long-Lived Assets

In accordance with Accounting Standards Codification 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease ROU assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of an individual long-lived asset below its individual fair value. The estimation of the fair value of an ROU asset involves the evaluation of current market value rental amounts for leases associated with ROU assets. The estimates of current market value rental amounts are primarily based on recent observable market rental data of other comparable retail store locations. The fair value of an ROU asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

Our evaluation resulted in impairment charges recognized in fiscal 2023 of $0.6 million. The Company recorded no impairment charges in fiscal 2022.

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

In fiscal 2022 and 2023, we experienced greater inflation in the cost of products that we purchase for resale than in previous years. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2022 and 2023, we experienced broad-based inflationary pressures which adversely impacted many categories of costs and expenses, including increased wage-rate pressures, and which are expected to continue during fiscal 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 28, 2024

ITEM 9B. OTHER INFORMATION

During the fiscal year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

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

ITEM 16. FORM 10-K SUMMARY

None.

BIG 5 SPORTING GOODS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Big 5 Sporting Goods Corporation. (1)

3.2	Amended and Restated Bylaws. (11)

4.1	Specimen of Common Stock Certificate. (2)

4.2	Description of Registrant’s Common Stock. (18)

10.1(a)	Second Amended and Restated Employment Agreement, dated as of December 31, 2008, between Steven G. Miller and Big 5 Sporting Goods Corporation. (9)

10.2	Form of Indemnification Agreement. (1)

10.3	Form of Indemnification Letter Agreement. (2)

10.4	Lease dated as of April 14, 2004 by and between Pannatoni Development Company, LLC and Big 5 Corp. (3)

10.5(a)	Employment Offer Letter dated August 15, 2005 between Barry D. Emerson and Big 5 Corp. (5)

10.6(a)	Severance Agreement dated as of August 9, 2006 between Barry D. Emerson and Big 5 Corp. (6)

10.7(a)	Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2016). (13)

10.8(a)	Amendment No. 1 to Big 5 Sporting Goods Corporation 2007 Equity and Performance Incentive Plan, effective as of January 12, 2018. (14)

10.9(a)	Form of Big 5 Sporting Goods Corporation Stock Option Grant Notice and Stock Option Agreement for use with 2007 Equity and Performance Incentive Plan. (7)

10.10(a)	Form of Big 5 Sporting Goods Corporation Restricted Stock Grant Notice and Restricted Stock Agreement for use with 2007 Equity and Performance Incentive Plan. (8)

10.11(a)

Form of Big 5 Sporting Goods Corporation Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice approved for use with Amended and Restated 2007 Equity and Performance Incentive Plan. (10)

10.12(a)	Big 5 Sporting Goods Corporation 2019 Equity Incentive Plan. (15)

10.13(a)	Form of Stock Option Agreement and Stock Option Grant Notice for use with 2019 Equity and Incentive Plan. (16)

10.14(a)	Form of Restricted Stock Agreement and Restricted Stock Grant Notice for use with 2019 Equity Incentive Plan. (16)

10.15(a)	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice for use with 2019 Equity Incentive Plan. (16)

10.16(a)	Form of Change of Control Severance Agreement, dated as of August 5, 2015. (12)

10.17

Loan, Guaranty and Security Agreement, dated as of February 24, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., the financial institutions party to the Agreement from time to time as lenders, and Bank of America, N.A., as agent. (17)

10.18

First Amendment to Loan, Guaranty and Security Agreement, dated as of November 22, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (18)

10.19

Second Amendment to Loan, Guaranty and Security Agreement, dated as of October 19, 2022 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (19)

10.20

Third Amendment to Loan, Guaranty and Security Agreement, dated as of May 16, 2023 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (20)

19.1	Insider Trading Policy. (21)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (4)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (21)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (21)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (21)

32.1	Section 1350 Certification of Chief Executive Officer. (21)

32.2	Section 1350 Certification of Chief Financial Officer. (21)

97.1	Clawback Policy. (21)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document. (21)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document. (21)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (21)

(a)
Management contract or executive compensation agreement.
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
(16)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on July 31, 2019.
(17)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on March 1, 2021.
(18)
Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on March 2, 2022.
(19)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 2, 2022.
(20)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 2, 2023.
(21)
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: February 28, 2024	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	February 28, 2024
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Executive Vice President,	February 28, 2024
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Colleen B. Brown	Director of the Company	February 28, 2024
Colleen B. Brown

/s/ Stephen E. Carley	Director of the Company	February 28, 2024
Stephen E. Carley

/s/ Lily W. Chang	Director of the Company	February 28, 2024
Lily W. Chang

/s/ Jennifer H. Dunbar	Director of the Company	February 28, 2024
Jennifer H. Dunbar

/s/ Van B. Honeycutt	Director of the Company	February 28, 2024
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	February 28, 2024
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the fiscal years ended December 31, 2023 and January 1, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2023 and January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory - Valuation of merchandise inventories, net for slow-moving or obsolete merchandise reserves - Refer to Note 2 to the financial statements

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

We identified the valuation reserves on slow-moving or obsolete merchandise inventories as a critical audit matter because of the significant assumptions required in identifying the population of inventory with slow-moving or obsolescence exposure and measuring the valuation reserves required to record such inventory at the LCNRV, resulting in a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate such assumptions.

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

February 28, 2024

We have served as the Company’s auditor since 2007.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2023	January 1, 2023
ASSETS
Current assets:
Cash	$9,201	$25,565
Accounts receivable, net of allowances of $48 and $44, respectively	9,163	12,270
Merchandise inventories, net	275,759	303,493
Prepaid expenses	16,052	16,632
Total current assets	310,175	357,960
Operating lease right-of-use assets, net	253,615	276,016
Property and equipment, net	58,595	58,311
Deferred income taxes	13,427	9,991
Other assets, net of accumulated amortization of $1,954 and $1,359, respectively	8,871	6,515
Total assets	$644,683	$708,793
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,201	$67,417
Accrued expenses	61,283	70,261
Current portion of operating lease liabilities	70,372	70,584
Current portion of finance lease liabilities	3,843	3,217
Total current liabilities	190,699	211,479
Operating lease liabilities, less current portion	191,178	214,584
Finance lease liabilities, less current portion	11,856	7,089
Other long-term liabilities	6,536	6,857
Total liabilities	400,269	440,009
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,747,617 and 26,491,750 shares, respectively; outstanding 22,440,362 and 22,184,495 shares, respectively	267	264
Additional paid-in capital	128,737	126,512
Retained earnings	169,667	196,265
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	244,414	268,784
Total liabilities and stockholders' equity	$644,683	$708,793

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
Net sales	$884,745	$995,538
Cost of sales	598,901	654,323
Gross profit	285,844	341,215
Selling and administrative expense	296,578	307,700
Operating (loss) income	(10,734)	33,515
Interest (income) expense	(153)	572
(Loss) income before income taxes	(10,581)	32,943
Income tax (benefit) expense	(3,498)	6,809
Net (loss) income	$(7,083)	$26,134
(Loss) earnings per share:
Basic	$(0.33)	$1.21
Diluted	$(0.33)	$1.18
Weighted-average shares of common stock outstanding:
Basic	21,749	21,634
Diluted	21,749	22,089

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 2, 2022	22,097,467	$260	$124,909	$192,261	$(50,121)	$267,309
Net income	—	—	—	26,134	—	26,134
Dividends on common stock ($1.00 per share)	—	—	—	(22,130)	—	(22,130)
Issuance of nonvested share awards	284,630	2	(2)	—	—	—
Conversion of vested share unit awards	124,012	1	(1)	—	—	—
Exercise of share option awards	83,400	1	348	—	—	349
Share-based compensation	—	—	2,470	—	—	2,470
Forfeiture of nonvested share awards	(31,955)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(77,340)	—	(1,212)	—	—	(1,212)
Purchases of treasury stock	(295,719)	—	—	—	(4,136)	(4,136)
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784
Net loss	—	—	—	(7,083)	—	(7,083)
Dividends on common stock ($0.875 per share)	—	—	—	(19,515)	—	(19,515)
Issuance of nonvested share awards	327,112	3	(3)	—	—	—
Exercise of share option awards	39,325	1	116	—	—	117
Share-based compensation	—	—	2,738	—	—	2,738
Forfeiture of nonvested share awards	(30,505)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(80,065)	(1)	(626)	—	—	(627)
Balance as of December 31, 2023	22,440,362	$267	$128,737	$169,667	$(54,257)	$244,414

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
Cash flows from operating activities:
Net (loss) income	$(7,083)	$26,134
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	18,315	18,020
Impairment of long-lived assets	631	—
Share-based compensation	2,738	2,470
Amortization of other assets	595	453
Loss on disposal of equipment	—	288
Noncash lease expense	70,060	68,929
Proceeds from insurance recovery - lost profit margin and expenses	619	—
Gain on recovery of insurance proceeds - lost profit margin and expenses	(299)	—
Gain on recovery of insurance proceeds - property and equipment	(25)	—
Deferred income taxes	(3,436)	2,106
Changes in operating assets and liabilities:
Accounts receivable, net	2,752	1,641
Merchandise inventories, net	27,734	(23,512)
Prepaid expenses and other assets	(2,371)	(3,292)
Accounts payable	(11,846)	(37,251)
Operating lease liabilities	(71,435)	(70,940)
Accrued expenses and other long-term liabilities	(8,411)	(13,486)
Net cash provided by (used in) operating activities	18,538	(28,440)

Cash flows from investing activities:
Purchases of property and equipment	(11,022)	(13,193)
Proceeds from insurance recovery - property and equipment	60	—
Proceeds from disposal of property and equipment	—	13
Net cash used in investing activities	(10,962)	(13,180)

Cash flows from financing activities:
Changes in book overdraft	(130)	619
Debt issuance costs paid	—	(18)
Principal payments under finance lease obligations	(3,538)	(3,504)
Proceeds from exercise of share option awards	117	349
Cash purchases of treasury stock	—	(4,136)
Tax withholding payments for share-based compensation	(627)	(1,212)
Dividends paid	(19,762)	(22,333)
Net cash used in financing activities	(23,940)	(30,235)

Net decrease in cash and cash equivalents	(16,364)	(71,855)

Cash and cash equivalents at beginning of year	25,565	97,420

Cash at end of year	$9,201	$25,565

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$8,931	$3,828
Property and equipment additions unpaid	$711	$1,592

Supplemental disclosures of cash flow information:
Interest paid	$707	$586
Income taxes paid	$24	$5,471

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 430 stores and an e-commerce platform as of December 31, 2023. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment under the “Big 5 Sporting Goods” name through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The Company’s consolidated financial statements as of December 31, 2023 and January 1, 2023 and for the years ended December 31, 2023 (“fiscal 2023”) and January 1, 2023 (“fiscal 2022”) represent the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(2)
Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2023 and fiscal 2022 each included 52 weeks.

Recently Issued Accounting Updates

In June 2023, the Securities and Exchange Commission (“SEC”) approved new listing standards that were proposed by the New York Stock Exchange and Nasdaq. The new listing standards require listed companies to adopt and comply with a written policy providing for the recovery, in the event of a required accounting restatement, of incentive-based compensation received by current or former executive officers where that compensation is based on erroneously reported financial information. The listing standards took effect on October 2, 2023, and registrants had until December 1, 2023 (60 days after the effective date) to adopt a recovery policy. The recovery policy must, however, apply to erroneously awarded incentive-based compensation received (as defined in the listing standards) after the effective date. The adoption of these new listing standards did not have a material impact on the Company’s consolidated financial statements.

In July 2023, the SEC adopted the final rule under SEC Release Nos. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring current disclosure about material cybersecurity incidents; periodic disclosures about a registrant’s processes to assess, identify, and manage material cybersecurity risks; a description of management’s role in assessing and managing material cybersecurity risks; and the board of directors’ oversight of cybersecurity risks. While the incident-reporting requirements under this rule will be effective in the second quarter of fiscal 2024 due to the Company’s status as a smaller-reporting company, the disclosure requirements under this rule were effective in the fourth quarter of fiscal 2023. The adoption of this final rule did not have a material impact on the Company’s consolidated financial statements.

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates into the Accounting Standards Codification (“ASC”) certain incremental disclosure requirements introduced by the SEC as part of its disclosure update and simplification initiative. The amendments in this update are intended to clarify or improve presentation and disclosure requirements around a variety of ASC Topics, improve entity comparability for users, and align ASC requirements with SEC regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. Early adoption is prohibited. The Company does not expect the issuance of this ASU to have a material impact on its consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

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

The Company purchases merchandise from over 600 suppliers, and the Company’s 20 largest suppliers accounted for 39.3% of total purchases in fiscal 2023. One vendor represented greater than 5% of total purchases in fiscal 2023, at 5.1%. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, such as the recent outbreak of the novel coronavirus (“COVID-19”), and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

A substantial amount of the Company’s inventory is manufactured abroad. From time to time, shipping ports experience capacity constraints (such as delays associated with COVID-19), labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, such as the current conflicts in Ukraine and the Middle East, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell, either through supply chain disruptions, or rising freight and fuel costs.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 31, 2023, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As noted in the segment information elsewhere in this Note 2 to the Notes to Consolidated Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
	(In thousands)
Hardgoods	$475,350	$536,294
Athletic and sport footwear	219,184	246,302
Athletic and sport apparel	185,064	209,672
Other sales	5,147	3,270
Net sales	$884,745	$995,538

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

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s consolidated balance sheet as of December 31, 2023. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company recognized $5.5 million and $6.1 million in stored-value card redemption revenue for fiscal 2023 and 2022, respectively. The Company also recognized $0.3 million in stored-value card breakage revenue for each of fiscal 2023 and 2022. The Company had outstanding stored-value card liabilities of $9.2 million and $8.8 million as of December 31, 2023 and January 1, 2023, respectively, which are included in accrued expenses in the Company’s consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense in the Company’s consolidated balance sheets, estimated right-of-return merchandise cost of $0.9 million and $1.2 million related to estimated sales returns as of December 31, 2023 and January 1, 2023, and recorded, as accrued expense in the Company’s consolidated balance sheets, an allowance for sales returns reserve of $1.7 million and $2.3 million as of December 31, 2023 and January 1, 2023, respectively.

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

Vendor Allowances

The Company receives allowances for co-operative advertising and volume purchase rebates earned through programs with certain vendors. The Company records a receivable for these allowances which are earned but not yet received when it is determined the amounts are probable and reasonably estimable. Amounts that represent a reimbursement of costs incurred, such as advertising, and amounts relating to the purchase of merchandise are recorded as a reduction of inventory cost and reduce cost of goods sold as the merchandise is sold.

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense amounted to $10.2 million and $12.1 million for fiscal 2023 and 2022, respectively. The Company continues to benefit from reduced advertising in fiscal 2023 and 2022 as a result of measures implemented in response to the COVID-19 pandemic. Advertising expense is included in selling and administrative expense in the Company’s consolidated statements of operations. The Company receives co-operative advertising allowances from certain product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. The Company treats these advertising allowances as a reduction of inventory cost and cost of goods sold which had an immaterial effect on the Company’s consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash

Cash consists of cash on hand, and the Company had no cash equivalents as of any periods presented. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s consolidated balance sheets.

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

The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease ROU assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the individual long-lived asset below its individual fair value. The estimation of the fair value of an ROU asset involves the evaluation of current market value rental amounts for leases associated with ROU assets. The estimates of current market value rental amounts are primarily based on recent observable market rental data of other comparable retail store locations. The fair value of an ROU asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

The Company recognized impairment charges of $0.6 million in fiscal 2023 related to certain underperforming stores, and did not recognize any impairment charges in fiscal 2022.

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

Self-Insurance Liabilities

The Company is self-insured for certain of its various insurance risks including its estimated workers’ compensation liability risk in some states. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s actuarially-estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the Company’s consolidated balance sheets as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the Company’s consolidated financial statements. Self-insurance liabilities totaled $11.0 million and $11.1 million as of December 31, 2023 and January 1, 2023, respectively, of which $4.6 million were recorded as a component of accrued expenses as of December 31, 2023 and January 1, 2023, and $6.4 million and $6.5 million were recorded as a component of other long-term liabilities as of December 31, 2023 and January 1, 2023, respectively, in the Company’s consolidated balance sheets.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense in the Company’s consolidated statements of operations. As of December 31, 2023 and January 1, 2023, the Company had no accrued interest or penalties. See Note 9 to the Notes to Consolidated Financial Statements for a further discussion on income taxes.

Treasury Stock Purchases

The Company repurchases its common stock in the open market pursuant to programs approved by its Board of Directors. In the first quarter of fiscal 2022, the Board of Directors authorized a new share repurchase program of up to $25.0 million of common stock, which replaced the previous share repurchase program. Under this program, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. The Company may repurchase its common stock for a variety of reasons, including, among other things, its alternative cash requirements, existing business conditions and the current market price of its stock. However, the timing and amount of such purchases, if any, would be at the discretion of management and the Board of Directors. The Company did not repurchase any shares of common stock in fiscal 2023 and repurchased 295,719 shares of common stock in fiscal 2022.

(3)
Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 31, 2023	January 1, 2023
	(In thousands)
Leasehold improvements	$188,216	$184,326
Furniture and equipment	151,007	146,392
Internal-use software	37,205	37,192
Land	2,750	2,750
Building	1,775	1,775
	380,953	372,435
Accumulated depreciation and amortization (1)	(323,284)	(315,596)
	57,669	56,839
Assets not placed into service	926	1,472
Property and equipment, net	$58,595	$58,311

(1)
Includes accumulated amortization for internal-use software development costs of $35.7 million and $34.4 million as of December 31, 2023 and January 1, 2023, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Depreciation expense associated with property and equipment, including assets leased under finance leases, was $8.3 million and $8.0 million for fiscal 2023 and 2022, respectively. Amortization expense for leasehold improvements was $8.5 million and $8.0 million for fiscal 2023 and 2022, respectively. Amortization expense for internal-use software was $1.5 million and $2.0 million for fiscal 2023 and 2022, respectively. The gross cost of equipment under finance leases, included above, was $22.6 million and $19.1 million as of December 31, 2023 and January 1, 2023, respectively. The accumulated depreciation related to these finance leases was $5.8 million and $8.2 million as of December 31, 2023 and January 1, 2023, respectively.

(4)
Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets subject to the Company’s evaluation totaled $253.6 million and $58.6 million for ROU assets and property and equipment, respectively, as of December 31, 2023. No long-lived assets were subject to evaluation as of January 1, 2023. In fiscal 2023, the Company recognized non-cash impairment charges of $0.6 million related to certain underperforming stores. These impairment charges represented property, equipment and leasehold improvements of $0.5 million and ROU assets of $0.1 million, and are included in selling and administrative expense in the consolidated statements of operations. The lower-than-expected sales performance, coupled with future unfavorable undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections. No impairment charges were recognized in fiscal 2022.

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

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of December 31, 2023, there were $0.6 million of long-lived assets subject to impairment and as of January 1, 2023, there were no long-lived assets subject to impairment.

(6)
Accrued Expenses

The major components of accrued expenses are as follows:

	December 31, 2023	January 1, 2023
	(In thousands)
Payroll and related expense	$22,331	$26,525
Occupancy expense	8,655	10,126
Sales tax	7,581	9,964
Other	22,716	23,646
Accrued expenses	$61,283	$70,261

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7) Lease Commitments

The Company has operating and finance leases for the Company’s retail store facilities, distribution center, corporate offices, IT hardware, and distribution center delivery tractors and equipment, and accounts for these leases in accordance with ASC 842. The Company’s operating leases have remaining reasonably certain lease terms of up to 11 years, which typically include options to extend the leases for up to 5 years. The Company’s finance leases have remaining reasonably certain lease terms of up to 6 years.

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

In accordance with ASC 842, the components of lease expense were as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
	(In thousands)
Lease expense:
Operating lease expense	$84,480	$83,412
Variable lease expense	18,884	18,803
Operating lease expense	103,364	102,215

Amortization of right-of-use assets	3,822	3,652
Interest on lease liabilities	406	282
Finance lease expense	4,228	3,934
Total lease expense	$107,592	$106,149

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
	(In thousands)
Operating cash flows from operating leases	$86,207	$86,170
Financing cash flows from finance leases	3,538	3,504
Operating cash flows from finance leases	437	289
Cash paid for amounts included in the measurement of lease liabilities	$90,182	$89,963

Right-of-use assets obtained in exchange for new finance lease liabilities	$9,118	$3,859
Right-of-use assets obtained in exchange for new operating lease liabilities	$47,948	$74,829
Weighted-average remaining lease term—finance leases	4.3 years	3.8 years
Weighted-average remaining lease term—operating leases	4.7 years	5.0 years
Weighted-average discount rate—finance leases	6.1%	3.8%
Weighted-average discount rate—operating leases	5.4%	4.9%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of December 31, 2023 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2024	$4,711	$82,480
2025	4,253	68,846
2026	3,928	51,708
2027	2,706	34,726
2028	1,788	23,497
Thereafter	594	36,288
Undiscounted cash flows	$17,980	$297,545
Reconciliation of lease liabilities:
Weighted-average remaining lease term	4.3 years	4.7 years
Weighted-average discount rate	6.1%	5.4%
Present values	$15,699	$261,550
Lease liabilities - current	3,843	70,372
Lease liabilities - long-term	11,856	191,178
Lease liabilities - total	$15,699	$261,550
Difference between undiscounted and discounted cash flows	$2,281	$35,995

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

As of December 31, 2023 and January 1, 2023, the Company had no long-term revolving credit borrowings outstanding. As of December 31, 2023 and January 1, 2023, the Company had outstanding letter of credit commitments of $2.0 million and $1.4 million, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $148.0 million and $148.6 million as of December 31, 2023 and January 1, 2023, respectively.

(9)
Income Taxes

Income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(In thousands)
Fiscal 2023:
Federal	$(28)	$(2,770)	$(2,798)
State	(34)	(666)	(700)
	$(62)	$(3,436)	$(3,498)
Fiscal 2022:
Federal	$2,958	$1,905	$4,863
State	1,745	201	1,946
	$4,703	$2,106	$6,809

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
	(In thousands)
Tax (benefit) expense at statutory rate	$(2,222)	$6,918
State tax (benefit) expense, net of federal tax effect	(556)	1,734
Tax credits	(452)	(826)
Change in valuation allowance	(221)	—
Additional deduction related to share-based compensation	(119)	(1,321)
Nondeductible expenses	104	259
Other	(32)	45
	$(3,498)	$6,809

Deferred tax assets and liabilities as of December 31, 2023 and January 1, 2023 are tax-effected based on the federal and state corporate income tax rates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 31, 2023	January 1, 2023
	(In thousands)
Deferred tax assets:
Employee benefit-related liabilities	$2,864	$2,781
Insurance liabilities	2,633	2,654
Net operating loss	2,343	—
Property, plant and equipment	1,801	816
Gift card liability	1,768	1,594
Deferred rent	1,307	1,632
Merchandise inventory	1,139	1,103
Disaster relief tax credits	968	63
Share-based compensation	884	810
Accrued legal fees	473	60
Allowance for sales returns	239	324
Other deferred tax assets	72	863
Gross deferred tax assets	16,491	12,700
Less: Valuation allowance	—	(280)
Deferred tax assets, net of valuation allowance	16,491	12,420
Deferred tax liabilities:
Prepaid expense	(1,361)	(992)
Federal liability on state deferred tax assets	(1,094)	(954)
Accrual for software as a service	(609)	(483)
Deferred tax liabilities	(3,064)	(2,429)
Net deferred tax assets	$13,427	$9,991

As of the end of fiscal 2023, the Company eliminated a valuation allowance of $0.3 million that was maintained as of the end of fiscal 2022 related to unused California Enterprise Zone Tax Credits which the Company was not able to carry forward beyond the 2023 tax year as a result of California’s termination of this program. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, except as noted above, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced. Certain prior period amounts were reclassified to conform with current period presentation requirements.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2020 and after, and state and local income tax returns are open for fiscal years 2019 and after.

As of December 31, 2023 and January 1, 2023, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of December 31, 2023 and January 1, 2023, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)
Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding, reduced by shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards. Diluted earnings per share was computed using the treasury stock method for share option awards, nonvested share awards and nonvested share unit awards, if any.

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
	(In thousands, except per share data)
Net (loss) income	$(7,083)	$26,134
Weighted-average shares of common stock outstanding:
Basic	21,749	21,634
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	—	455
Diluted	21,749	22,089
Basic (loss) earnings per share	$(0.33)	$1.21
Diluted (loss) earnings per share	$(0.33)	$1.18
Antidilutive share option awards excluded from diluted calculation	165	16
Antidilutive nonvested share awards excluded from diluted calculation	410	185

The computation of diluted earnings per share for fiscal 2023 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share in fiscal 2022 excludes certain share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive.

The computation of diluted earnings per share for fiscal 2023 excludes all potential nonvested share awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for fiscal 2022 excludes certain nonvested share awards that were outstanding and antidilutive since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares.

(11)
Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching and profit-sharing contributions of $1.3 million and $2.4 million for fiscal 2023 and 2022, respectively.

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

Recovery of Insurance Proceeds

In the fourth quarter of fiscal 2022, one of the Company’s stores qualified for loss recovery claims due to property damage sustained as a result of a roof collapse, and the Company disposed of assets of approximately $0.4 million related to lost inventory and property and equipment. In the third quarter of fiscal 2023, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.5 million, the Company received, as part of the insurance recovery, a cash advance of $0.7 million in total, of which $0.6 million related to the reimbursement of lost inventory and profit margin and $0.1 million related to the reimbursement of property and equipment. Accordingly, the Company recognized a gain of $0.3 million related to the recovery of lost inventory and profit margin and a gain of $25,000 related to the recovery of property and equipment. The gain related to the recovery of lost inventory and profit margin is included in the accompanying consolidated statement of operations as a reduction to cost of goods sold and the gain related to the recovery of lost property and equipment is included in the accompanying consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2023. Further recovery is expected in fiscal 2024.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. As of December 31, 2023, 3,563,101 shares remained available for future grant, and 253,385 share option awards, 634,227 nonvested share awards and zero nonvested share unit awards remained outstanding.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2023 and 2022 was $2.7 million and $2.5 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.1 million in fiscal 2023 and 2022 and compensation expense recognized in selling and administrative expense was $2.6 million and $2.4 million in fiscal 2023 and 2022, respectively. The recognized tax benefit related to compensation expense for fiscal 2023 and 2022 was $0.9 million and $0.5 million, respectively. Net loss for fiscal 2023 and net income for fiscal 2022 reflects the net-of-tax charge of $1.8 million and $2.0 million, respectively, or $0.08 and $0.09 per basic and diluted share, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. No share option awards were granted in fiscal 2023. The Company granted 10,000 share option awards with a weighted-average grant-date fair value of $5.46 per share option award in fiscal 2022.

The following table details the Company’s share option awards activity for the current fiscal year:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	300,035	$4.24
Exercised	(39,325)	2.96
Forfeited	(7,325)	3.27
Outstanding at December 31, 2023	253,385	$4.47	5.78	$728,550
Exercisable at December 31, 2023	187,789	$4.21	5.51	$510,325
Vested and Expected to Vest at December 31, 2023	253,301	$4.47	5.78	$728,475

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $6.34 per share as of December 31, 2023, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2023 was approximately $0.2 million, $0.1 million and $0.1 million, respectively.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
Risk-free interest rate	—	2.7%
Expected term	—	6.5 years
Expected volatility	—	80.8%
Expected dividend yield	—	7.4%

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

As of December 31, 2023, there was $0.1 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 0.5 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. Outstanding nonvested share awards and nonvested share unit awards accrue dividends at the same rate as dividends paid to the Company’s shareholders. Accrued dividends on nonvested share awards are paid upon vesting of the underlying shares and forfeited if a recipient’s service to the Company is terminated prior to vesting. Accrued dividends on nonvested share unit awards are reinvested into additional nonvested share unit awards, vest on the same schedule as the underlying share unit awards, and are settled at the same time as the underlying share unit awards. The total fair value of nonvested share awards which vested during fiscal 2023 and 2022 was $2.0 million and $3.3 million, respectively. No nonvested share unit awards vested during fiscal 2023 and 2022. On January 14, 2022, the Company delivered 124,012 shares from previously vested share unit awards, which included dividend reinvestments, to a Board member who retired in November 2021.

The Company granted 327,112 and 284,630 nonvested share awards in fiscal 2023 and 2022, respectively, with a weighted-average grant-date fair value per share of $7.91 and $15.03 in fiscal 2023 and 2022, respectively.

The following table details the Company’s nonvested share awards activity for the current fiscal year:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at January 1, 2023	587,675	$11.64
Granted	327,112	7.91
Vested	(250,055)	9.65
Forfeited	(30,505)	10.48
Balance at December 31, 2023	634,227	$10.56

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2023, the Company withheld 80,065 common shares with a total value of $0.6 million. This amount is presented as a cash outflow from financing activities in the Company’s consolidated statement of cash flows.

As of December 31, 2023, dividends accrued but not paid related to nonvested share awards were $1.2 million.

The Company granted no nonvested share unit awards in fiscal 2023 and 2022.

As of December 31, 2023, there were 196,418 cumulative vested share unit awards remaining, of which 82,265 of these awards represented cumulative dividend reinvestments. These cumulative vested share unit awards are deliverable to the holders on the tenth business day of January following the year in which the holder’s service to the Company terminates, at which time the units convert to shares of the Company’s common stock and become outstanding.

As of December 31, 2023, there was $4.6 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.1 years. There was no remaining unrecognized compensation expense related to nonvested share unit awards.

(14) Subsequent Event

In the first quarter of fiscal 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on March 22, 2024 to stockholders of record as of March 8, 2024.

In the first two months of fiscal 2024, the Company closed six stores, including four underperforming stores and one store that was previously damaged by severe rain, lowering the store count to 424 at the end of fiscal February 2024.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
December 31, 2023
Allowance for doubtful receivables	$44	$48		$(44)	$48
Allowance for sales returns	$2,324	$(602)	(1)	$—	$1,722
Inventory reserves	$5,464	$4,034		$(4,738)	$4,760
January 1, 2023
Allowance for doubtful receivables	$62	$61		$(79)	$44
Allowance for sales returns	$2,528	$(204)	(1)	$—	$2,324
Inventory reserves	$5,547	$3,836		$(3,919)	$5,464

(1)
Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II