Form 10-Q
period 2024-03-31
BIG 5 SPORTING GOODS Corp
filed 2024-05-01
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 22,624,232 shares of common stock, with a par value of $0.01 per share, outstanding as of April 23, 2024.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$12,621	$9,201
Accounts receivable, net of allowances of $63 and $48, respectively	8,778	9,163
Merchandise inventories, net	275,839	275,759
Prepaid expenses	12,631	16,052
Total current assets	309,869	310,175
Operating lease right-of-use assets, net	258,014	253,615
Property and equipment, net	56,653	58,595
Deferred income taxes	16,196	13,427
Other assets, net of accumulated amortization of $2,137 and $1,954, respectively	8,828	8,871
Total assets	$649,560	$644,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,818	$55,201
Accrued expenses	57,306	61,283
Current portion of operating lease liabilities	67,805	70,372
Current portion of finance lease liabilities	3,984	3,843
Total current liabilities	198,913	190,699
Operating lease liabilities, less current portion	197,612	191,178
Finance lease liabilities, less current portion	11,293	11,856
Other long-term liabilities	6,305	6,536
Total liabilities	414,123	400,269
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,932,297 and 26,747,617 shares, respectively; outstanding 22,625,042 and 22,440,362 shares, respectively	269	267
Additional paid-in capital	129,150	128,737
Retained earnings	160,275	169,667
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	235,437	244,414
Total liabilities and stockholders' equity	$649,560	$644,683

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Net sales	$193,427	$224,939
Cost of sales	133,029	149,795
Gross profit	60,398	75,144
Selling and administrative expense	71,379	75,173
Operating loss	(10,981)	(29)
Interest expense (income)	123	(115)
(Loss) income before income taxes	(11,104)	86
Income tax benefit	(2,818)	(107)
Net (loss) income	$(8,286)	$193
(Loss) earnings per share:
Basic	$(0.38)	$0.01
Diluted	$(0.38)	$0.01
Weighted-average shares of common stock outstanding:
Basic	21,832	21,629
Diluted	21,832	21,949

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended March 31, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2023	22,440,362	$267	$128,737	$169,667	$(54,257)	$244,414
Net loss	—	—	—	(8,286)	—	(8,286)
Dividends on common stock ($0.05 per share)	—	—	—	(1,106)	—	(1,106)
Issuance of nonvested share awards	276,660	3	(3)	—	—	—
Exercise of share option awards	2,425	—	5	—	—	5
Share-based compensation	—	—	718	—	—	718
Forfeiture of nonvested share awards	(8,400)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(86,005)	(1)	(307)	—	—	(308)
Balance as of March 31, 2024	22,625,042	$269	$129,150	$160,275	$(54,257)	$235,437

	13 Weeks Ended April 2, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784
Net income	—	—	—	193	—	193
Dividends on common stock ($0.25 per share)	—	—	—	(5,540)	—	(5,540)
Issuance of nonvested share awards	273,160	3	(3)	—	—	—
Exercise of share option awards	18,800	—	57	—	—	57
Share-based compensation	—	—	679	—	—	679
Forfeiture of nonvested share awards	(3,080)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(79,204)	(1)	(618)	—	—	(619)
Balance as of April 2, 2023	22,394,171	$266	$126,627	$190,918	$(54,257)	$263,554

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net (loss) income	$(8,286)	$193
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	4,375	4,510
Share-based compensation	718	679
Amortization of other assets	183	115
Noncash lease expense	17,353	17,451
Deferred income taxes	(2,769)	(107)
Changes in operating assets and liabilities:
Accounts receivable, net	385	1,036
Merchandise inventories, net	(80)	(11,922)
Prepaid expenses and other assets	3,281	771
Accounts payable	14,612	25,364
Operating lease liabilities	(17,885)	(17,970)
Accrued expenses and other long-term liabilities	(3,674)	(7,828)
Net cash provided by operating activities	8,213	12,292

Cash flows from investing activities:
Purchases of property and equipment	(1,810)	(2,529)
Net cash used in investing activities	(1,810)	(2,529)

Cash flows from financing activities:
Changes in book overdraft	(86)	(383)
Principal payments under finance lease liabilities	(899)	(818)
Proceeds from exercise of share option awards	5	57
Tax withholding payments for share-based compensation	(308)	(619)
Dividends paid	(1,695)	(6,106)
Net cash used in financing activities	(2,983)	(7,869)

Net increase in cash and cash equivalents	3,420	1,894

Cash and cash equivalents at beginning of period	9,201	25,565

Cash and cash equivalents at end of period	$12,621	$27,459

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$477	$30
Property and equipment additions unpaid	$857	$946
Supplemental disclosures of cash flow information:
Interest paid	$303	$154
Income taxes paid	$—	$12

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 424 stores and an e-commerce platform as of March 31, 2024. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2024 is comprised of 52 weeks and ends on December 29, 2024. Fiscal year 2023 was comprised of 52 weeks and ended on December 31, 2023. The interim periods in fiscal 2024 and 2023 are each comprised of 13 weeks.

Recently Issued Accounting Updates

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates into the Accounting Standards Codification (“ASC”) certain incremental disclosure requirements introduced by the Securities and Exchange Commission (“SEC”) as part of its disclosure update and simplification initiative. The amendments in this update are intended to clarify or improve presentation and disclosure requirements around a variety of ASC Topics, improve entity comparability for users, and align ASC requirements with SEC regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. Early adoption is prohibited. The Company does not expect the issuance of this ASU to have a material impact on its consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has not early adopted the ASU for interim periods. The Company will adopt this ASU for its annual period ending December 29, 2024, and the Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 31, 2024 may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Hardgoods	$87,792	$102,764
Athletic and sport footwear	52,617	58,982
Athletic and sport apparel	51,455	61,308
Other sales	1,563	1,885
Net sales	$193,427	$224,939

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 weeks ended March 31, 2024 and April 2, 2023.

The Company recognized $1.4 million and $1.7 million in stored-value card redemption revenue for the 13 weeks ended March 31, 2024 and April 2, 2023, respectively. The Company also recognized $0.1 million in stored-value card breakage revenue for each of the 13-week periods ended March 31, 2024 and April 2, 2023. The Company had outstanding stored-value card liabilities of $8.7 million and $9.2 million as of March 31, 2024 and December 31, 2023, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.6 million and $0.9 million related to estimated sales returns as of March 31, 2024 and December 31, 2023, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.2 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly-liquid investments of excess cash into U.S. Treasury bills, which have original maturities of three months or less. See Note 4 to the Interim Financial Statements for a further discussion on the fair value of U.S. Treasury bills. Book overdrafts are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets.

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

The Company did not recognize any impairment charges in the first quarter of fiscal 2024 or 2023.

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

See Note 6 to the Interim Financial Statements for a further discussion on leases.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)
Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No long-lived assets were subject to impairment and no impairment charges were recognized as of March 31, 2024. Assets subject to the Company’s evaluation totaled $253.6 million and $58.6 million for ROU assets and property and equipment, respectively, as of December 31, 2023. In the fourth quarter of fiscal 2023, the Company recognized non-cash impairment charges of $0.6 million related to certain underperforming stores. These impairment charges represented property, equipment and leasehold improvements of $0.5 million and ROU assets of $0.1 million, and were included in selling and administrative expense in the consolidated statements of operations in fiscal 2023. The lower-than-expected sales performance, coupled with future unfavorable undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections.

(4)
Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Cash equivalents consist of highly-liquid investments of excess cash into U.S. Treasury bills, which have original maturities of three months or less. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents. As of April 2, 2023, the Company recorded $15.0 million in cash equivalents and classified these assets as Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets that the Company can access at the measurement date. The Company records these cash equivalents monthly, based on the prevailing market interest rate as of the measurement date. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets. The carrying amount for borrowings, if any, under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of March 31, 2024, there were no long-lived assets subject to impairment and as of December 31, 2023, there were $0.6 million of long-lived assets subject to impairment.

(5)
Accrued Expenses

The major components of accrued expenses are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Payroll and related expense	$21,355	$22,331
Occupancy expense	8,803	8,655
Sales tax	6,234	7,581
Other	20,914	22,716
Accrued expenses	$57,306	$61,283

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

The components of lease expense were as follows:

	13 Weeks Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Lease expense:
Operating lease expense	$21,039	$21,038
Variable lease expense	4,682	4,813
Operating lease expense	25,721	25,851

Amortization of right-of-use assets	1,142	950
Interest on lease liabilities	228	79
Finance lease expense	1,370	1,029
Total lease expense	$27,091	$26,880

Other information related to leases was as follows:

	13 Weeks Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Operating cash flows from operating leases	$22,213	$22,211
Financing cash flows from finance leases	899	818
Operating cash flows from finance leases	261	85
Cash paid for amounts included in the measurement of lease liabilities	$23,373	$23,114

Right-of-use assets obtained in exchange for new finance lease liabilities	$517	$30
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,674	$11,183
Weighted-average remaining lease term—finance leases	4.1 years	3.7 years
Weighted-average remaining lease term—operating leases	4.9 years	5.0 years
Weighted-average discount rate—finance leases	6.2%	3.9%
Weighted-average discount rate—operating leases	5.5%	5.1%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Maturities of finance and operating lease liabilities as of March 31, 2024 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2024 (remaining nine months)	$3,749	$61,091
2025	4,372	72,583
2026	4,057	56,475
2027	2,824	39,897
2028	4,620	28,472
Thereafter	594	45,683
Undiscounted cash flows	$20,216	$304,201
Reconciliation of lease liabilities:
Weighted-average remaining lease term	4.1 years	4.9 years
Weighted-average discount rate	6.2%	5.5%
Present values	$15,277	$265,417
Lease liabilities - current	3,984	67,805
Lease liabilities - long-term	11,293	197,612
Lease liabilities - total	$15,277	$265,417
Difference between undiscounted and discounted cash flows	$4,939	$38,784

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

Generally, the Company may designate specific borrowings under the Loan Agreement as either base rate loans or Term SOFR rate loans. The applicable interest rate on the Company’s borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as Term SOFR rate loans bear interest at a rate equal to the then applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) rate plus a 0.10% “SOFR adjustment” spread, plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the one-month SOFR rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” The applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth in the following table.

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

As of March 31, 2024 and December 31, 2023, the Company had no long-term revolving credit borrowings outstanding. As of March 31, 2024 and December 31, 2023, the Company had outstanding letter of credit commitments of $2.0 million. Total remaining borrowing availability, after subtracting letters of credit, was $148.0 million as of March 31, 2024 and December 31, 2023.

(8)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of March 31, 2024 and December 31, 2023, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2020 and after, and state and local income tax returns are open for fiscal years 2019 and after.

As of March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of March 31, 2024 and December 31, 2023, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 31, 2024	April 2, 2023
	(In thousands, except per share data)
Net (loss) income	$(8,286)	$193
Weighted-average shares of common stock outstanding:
Basic	21,832	21,629
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	—	320
Diluted	21,832	21,949
Basic (loss) earnings per share	$(0.38)	$0.01
Diluted (loss) earnings per share	$(0.38)	$0.01
Antidilutive share option awards excluded from diluted calculation	227	20
Antidilutive nonvested share awards excluded from diluted calculation	573	371

The computation of diluted earnings per share for the first quarter of fiscal 2024 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for the first quarter of fiscal 2023 excludes certain share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive.

The computation of diluted earnings per share for the first quarter of fiscal 2024 excludes all potential nonvested share awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for the first quarter of fiscal 2023 excludes certain nonvested share awards that were outstanding and antidilutive since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)
Commitments and Contingencies

Recovery of Insurance Proceeds

In the fourth quarter of fiscal 2022, one of the Company’s stores qualified for loss recovery claims due to property damage sustained as a result of a roof collapse, and the Company disposed of assets of approximately $0.4 million related to lost inventory and property and equipment. In the third quarter of fiscal 2023, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.5 million, the Company received, as part of the insurance recovery, a cash advance of $0.7 million in total, of which $0.6 million related to the reimbursement of lost inventory and profit margin and $0.1 million related to the reimbursement of property and equipment. Accordingly, the Company recognized a gain of $0.3 million related to the recovery of lost inventory and profit margin and a gain of $25,000 related to the recovery of property and equipment. The gain related to the recovery of lost inventory and profit margin was included in the consolidated statement of operations as a reduction to cost of goods sold and the gain related to the recovery of lost property and equipment was included in the consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2023. While further recovery is expected in fiscal 2024, no recoveries were received in the first quarter of fiscal 2024.

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

(11)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant. As of March 31, 2024, 2,613,650 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.7 million in share-based compensation expense for each of the 13-week periods ended March 31, 2024 and April 2, 2023.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 272,000 share option awards in the first quarter of fiscal 2024 with a weighted-average grant-date fair value of $2.52 per share option award. No share option awards were granted in the first quarter of fiscal 2023.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	253,385	$4.47
Granted	272,000	4.80
Exercised	(2,425)	2.23
Outstanding at March 31, 2024	522,960	$4.65	7.75	$177,731
Exercisable at March 31, 2024	238,460	$3.79	5.28	$177,731
Vested and Expected to Vest at March 31, 2024	517,569	$4.65	7.73	$177,731

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $3.52 as of March 31, 2024, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in the first quarter of fiscal 2024 were not material.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	March 31, 2024	April 2, 2023
Risk-free interest rate	4.2%	—
Expected term	7.5 years	—
Expected volatility	77.6%	—
Expected dividend yield	4.1%	—

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

As of March 31, 2024, there was $0.7 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.9 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2024 and 2023 was $0.8 million and $1.6 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2024 and 2023.

The Company granted 276,660 and 273,160 nonvested share awards in the first quarter of fiscal 2024 and 2023, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2024 and 2023 was $3.58 and $7.82, respectively. No nonvested share unit awards were granted during the periods presented.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2023	634,227	$10.56
Granted	276,660	3.58
Vested	(218,410)	9.97
Forfeited	(8,400)	11.01
Balance at March 31, 2024	684,077	$7.92

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2024, the Company withheld 86,005 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of March 31, 2024, there was $4.8 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.8 years. As of March 31, 2024, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

(12)
Subsequent Events

On April 25, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 14, 2024 to stockholders of record as of May 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of March 31, 2024, the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal 13-week periods ended March 31, 2024 and April 2, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated February 28, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 1, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein, the Risk Factors included herein and in our other filings with the Securities and Exchange Commission (“SEC”), and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2024 is comprised of 52 weeks and ends on December 29, 2024. Fiscal 2023 was comprised of 52 weeks and ended on December 31, 2023. The interim periods in fiscal 2024 and 2023 are each comprised of 13 weeks.

Overview

We are a leading sporting goods retailer in the western United States, with 424 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of March 31, 2024. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

In the first quarter of fiscal 2024 we closed six stores and in the first quarter of fiscal 2023 we closed two stores. For fiscal 2024, we anticipate opening approximately five new stores and closing approximately ten stores.

Executive Summary

Our net loss in the first quarter of fiscal 2024 compared with net income in the first quarter of fiscal 2023 primarily reflected the impact of reduced net sales, which was partially offset by the favorable effect of higher merchandise margins and lower selling and administrative expense year over year. The decrease in net sales in the first quarter of fiscal 2024 in part reflected significant and persistent inflationary pressures which continued to dampen consumer sentiment and reduce demand for discretionary products.

•
Net sales for the first quarter of fiscal 2024 decreased 14.0% to $193.4 million compared to $224.9 million for the first quarter of fiscal 2023. The decrease in net sales reflects a decline of 13.5% in same store sales when compared with the first quarter of fiscal 2023. Our lower same store sales in the first quarter of fiscal 2024 in part reflected significant and persistent inflationary pressures that continued to negatively impact consumer demand, which contributed to reduced net sales. Lower year-over-year net sales also reflected the unfavorable impact from a calendar shift related to the Easter holiday.
•
Gross profit for the first quarter of fiscal 2024 represented 31.2% of net sales, compared with 33.4% in the first quarter of the prior year. Higher store occupancy expense and distribution expense, including costs capitalized into inventory, as a percentage of net sales were partially offset by the favorable impact of higher merchandise margins.
•
Selling and administrative expense for the first quarter of fiscal 2024 decreased to $71.4 million, or 36.9% of net sales, compared to $75.2 million, or 33.4% of net sales, for the first quarter of fiscal 2023. The reduction in selling and administrative expense primarily reflects decreases in employee labor expense, credit card fees and company performance-based incentive accruals.
•
Net loss for the first quarter of fiscal 2024 was $8.3 million, or $0.38 per basic share, compared to net income of $0.2 million, or $0.01 per diluted share, for the first quarter of fiscal 2023, primarily reflecting the impact of reduced net sales, partially offset by the favorable effect of higher merchandise margins and lower selling and administrative expense year over year.
•
Operating cash flow for the first quarter of fiscal 2024 was a positive $8.2 million compared to operating cash flow in the first quarter of fiscal 2023 of a positive $12.3 million. The decreased operating cash flow was due primarily to lower net income, partially offset by a smaller decrease in accrued expenses mainly related to reduced company performance-based incentive awards.
•
Capital expenditures for the first quarter of fiscal 2024 decreased to $1.8 million from $2.5 million for the first quarter of fiscal 2023. We expect to open approximately five new stores in fiscal 2024, after opening two new stores in the prior year.

•
We had cash and cash equivalents of $12.6 million and $27.5 million as of March 31, 2024 and April 2, 2023, respectively. The balance as of April 2, 2023 included cash equivalents of $15.0 million related to investments in highly-liquid U.S. Treasury bills. We have had no borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020.
•
We paid cash dividends in the first quarter of fiscal 2024 of $1.7 million, or $0.05 per share, compared with $6.1 million, or 0.25 per share, in the first quarter of fiscal 2023.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 31, 2024 Compared to 13 Weeks Ended April 2, 2023

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 31, 2024		April 2, 2023
	(Dollars in thousands)
Net sales	$193,427	100.0%	$224,939	100.0%
Cost of sales (1)	133,029	68.8	149,795	66.6
Gross profit	60,398	31.2	75,144	33.4
Selling and administrative expense (2)	71,379	36.9	75,173	33.4
Operating loss	(10,981)	(5.7)	(29)	0.0
Interest expense (income)	123	0.1	(115)	(0.1)
(Loss) income before income taxes	(11,104)	(5.8)	86	0.1
Income tax benefit	(2,818)	(1.5)	(107)	0.0
Net (loss) income	$(8,286)	(4.3)%	$193	0.1%

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

Net Sales. Net sales decreased by $31.5 million, or 14.0%, to $193.4 million in the first quarter of fiscal 2024 from $224.9 million in the first quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $29.9 million, or 13.5%, for the 13 weeks ended March 31, 2024, versus the comparable 13-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the first quarter of fiscal 2024 continued to in part reflect significant and persistent inflationary pressures that dampened consumer sentiment and weakened discretionary spending, which contributed to reduced net sales.
o
Our lower same store sales reflected decreases in our major merchandise categories of hardgoods, footwear and apparel.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the first quarter of fiscal 2024 and 2023 were not material.
•
We experienced decreased customer transactions of 13.8% and a higher average sale per transaction of 0.3% in the first quarter of fiscal 2024 compared to the prior year.
•
The decrease in net sales also reflected the unfavorable impact from a calendar shift related to the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2023 to the first quarter in fiscal 2024.

Gross Profit. Gross profit decreased by $14.7 million to $60.4 million, or 31.2% of net sales, in the 13 weeks ended March 31, 2024, compared with $75.1 million, or 33.4% of net sales, in the 13 weeks ended April 2, 2023. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $31.5 million, or 14.0%, compared with the first quarter of last year.
•
Store occupancy expense increased by $0.2 million, or an unfavorable 194 basis points as a percentage of net sales, compared with the first quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 48 basis points compared with the first quarter of last year, primarily reflecting shifts in sales mix.
•
Distribution expense, including costs capitalized into inventory, decreased by $0.6 million, but increased by an unfavorable 59 basis points as a percentage of net sales, in the first quarter of fiscal 2024 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory.

Selling and Administrative Expense. Selling and administrative expense decreased by $3.8 million to $71.4 million, or 36.9% of net sales, in the 13 weeks ended March 31, 2024, compared to $75.2 million, or 33.4% of net sales, in the first quarter of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, decreased by $3.0 million due largely to decreases in employee labor, as well as credit card fees. While employee labor expense decreased by $2.7 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our lower year-over-year store-related expense also reflected reduced stores in operation, which declined to 424 stores at the end of the first quarter of fiscal 2024 from 430 stores at the end of the first quarter of fiscal 2023.
•
Administrative expense decreased by $0.6 million, primarily attributable to decreases in company performance-based incentive accruals, legal expense and temporary staffing costs in the current year.
•
Our advertising expense decreased by $0.2 million in the first quarter of fiscal 2024 and remains less than half of our pre-pandemic expense level. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future.

Interest Expense (Income). Interest expense increased by $0.2 million in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 as a result of generating interest income in the prior fiscal year that reflected higher interest earned on cash investments.

Income Tax Benefit. The provision for income taxes was a benefit of $2.8 million and a benefit of $0.1 million for the first quarter of fiscal 2024 and 2023, respectively, primarily reflecting a pre-tax loss in the current year and an increased tax benefit related to stock compensation in the prior year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of March 31, 2024, we had $12.6 million of cash compared to $27.5 million of cash and cash equivalents as of April 2, 2023. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Total cash provided by (used in):
Operating activities	$8,213	$12,292
Investing activities	(1,810)	(2,529)
Financing activities	(2,983)	(7,869)
Net increase in cash and cash equivalents	$3,420	$1,894

Operating Activities. Operating cash flows for the first quarter of fiscal 2024 and 2023 were a positive $8.2 million and a positive $12.3 million, respectively. The decreased cash flow provided by operating activities for the first quarter of fiscal 2024 compared to the prior year primarily reflected lower net income, partially offset by a smaller decrease in accrued expenses mainly related to company performance-based incentive awards.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2024 and 2023 was $1.8 million and $2.5 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first quarter of fiscal 2024 and 2023 were a negative $3.0 million and a negative $7.9 million, respectively. For the first quarter of both periods, cash was used primarily to fund dividend payments and make principal payments on finance lease liabilities. Dividend payments in the current year were lower than the prior year, which reflected a reduction of dividends declared from $0.25 per share of outstanding common stock in the first quarter of fiscal 2023 to $0.05 per share of outstanding common stock in the first quarter of fiscal 2024, respectively.

As of March 31, 2024 and April 2, 2023, we had no revolving credit borrowings, and $2.0 million and $1.4 million, respectively, of letter of credit commitments outstanding.

In the first nine months of fiscal 2023, we paid quarterly cash dividends of $0.25 per share of outstanding common stock, and in the fourth quarter of fiscal 2023, we paid a quarterly cash dividend of $0.125 per share of outstanding common stock. In the first quarter of fiscal 2024, we paid a quarterly cash dividend of $0.05 per share of outstanding common stock, and in the second quarter of fiscal 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 14, 2024 to stockholders of record as of May 31, 2024.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. Our current share repurchase program authorizes the purchase of up to $25.0 million of our common stock. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We did not repurchase any shares of our common stock in fiscal 2023 or the first quarter of fiscal 2024. Since the inception of our initial share repurchase program in May 2006 through March 31, 2024, we have repurchased a total of 4,186,014 shares for $53.6 million.

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

Generally, we may designate specific borrowings under the Loan Agreement as either base rate loans or Term SOFR rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as Term SOFR rate loans bear interest at a rate equal to the then applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) rate plus a 0.10% “SOFR adjustment” spread, plus an applicable margin as shown in the table below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the one-month SOFR rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” The applicable margin for all loans will be a function of Average Daily Availability for the preceding fiscal quarter as set forth in the following table.

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

Future Capital Requirements. We had cash of $12.6 million as of March 31, 2024. We expect capital expenditures for fiscal 2024, excluding non-cash acquisitions, to range from approximately $13.0 million to $18.0 million primarily to fund store-related remodeling, the opening of new stores, distribution center investments and computer hardware and software purchases. For fiscal 2024, we anticipate opening approximately five new stores and closing approximately ten stores.

Dividends are paid at the discretion of our Board of Directors. In the first quarter of fiscal 2024, we paid a quarterly cash dividend of $0.05 per share of outstanding common stock, and in the second quarter of fiscal 2024, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock, which will be paid on June 14, 2024 to stockholders of record as of May 31, 2024.

As of March 31, 2024, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We did not repurchase any shares of our common stock in the first quarter of fiscal 2024. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

We believe we will be able to fund our cash requirements from cash and cash equivalents, operating cash flows and borrowings from our credit facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under the credit facility, if any, and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware, distribution center delivery tractors and equipment. Additional information regarding our operating and finance leases is available in Notes 2 and 6 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In the first quarter of fiscal 2024 and 2023, we had zero borrowings under our revolving credit facility.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we consider our estimates on valuation of merchandise inventory and valuation of long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended March 31, 2024.

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

Throughout most of fiscal 2023, we experienced greater inflation in the cost of products that we purchase for resale than in previous years, although product cost inflation moderated later in the year and into fiscal 2024. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2023 and the first quarter of fiscal 2024, we also experienced increased wage rate pressure as a result of competition for labor in certain markets and we expect these dynamics to continue throughout fiscal 2024. Broad-based inflationary pressures adversely impacted many categories of costs and expenses during fiscal 2023 and the first quarter of fiscal 2024. This impact is expected to continue during the remainder of fiscal 2024.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the impacts of COVID-19 on our business operations, global supply chain disruptions resulting from the ongoing conflicts in Ukraine and the Middle East, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2024, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended March 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – January 28	—	$—	—	$20,864,000
January 29 – February 25	—	$—	—	$20,864,000
February 26 – March 31	86,005	$—	—	$20,864,000
Total	86,005		—	$20,864,000

(1)
The Company withheld 86,005 shares of Company common stock at an average price of $3.58 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.
(2)
This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

(a)
Exhibits

Exhibit Number	Description of Document

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (1)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (1)

32.1	Section 1350 Certification of Chief Executive Officer. (1)

32.2	Section 1350 Certification of Chief Financial Officer. (1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. (1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (1)

(1)
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: May 1, 2024	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 1, 2024	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)