Form 10-Q
period 2024-06-30
BIG 5 SPORTING GOODS Corp
filed 2024-07-31
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 22,708,865 shares of common stock, with a par value of $0.01 per share, outstanding as of July 23, 2024.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$4,938	$9,201
Accounts receivable, net of allowances of $69 and $48, respectively	10,453	9,163
Merchandise inventories, net	289,572	275,759
Prepaid expenses	13,845	16,052
Total current assets	318,808	310,175
Operating lease right-of-use assets, net	265,557	253,615
Property and equipment, net	56,785	58,595
Deferred income taxes	19,790	13,427
Other assets, net of accumulated amortization of $2,487 and $1,954, respectively	8,428	8,871
Total assets	$669,368	$644,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,003	$55,201
Accrued expenses	59,317	61,283
Current portion of operating lease liabilities	65,971	70,372
Current portion of finance lease liabilities	3,712	3,843
Total current liabilities	221,003	190,699
Operating lease liabilities, less current portion	206,893	191,178
Finance lease liabilities, less current portion	10,372	11,856
Other long-term liabilities	6,061	6,536
Total liabilities	444,329	400,269
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 27,016,120 and 26,747,617 shares, respectively; outstanding 22,708,865 and 22,440,362 shares, respectively	269	267
Additional paid-in capital	129,880	128,737
Retained earnings	149,147	169,667
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	225,039	244,414
Total liabilities and stockholders' equity	$669,368	$644,683

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$199,824	$223,567	$393,251	$448,506
Cost of sales	141,100	151,664	274,129	301,459
Gross profit	58,724	71,903	119,122	147,047
Selling and administrative expense	72,227	72,366	143,606	147,539
Operating loss	(13,503)	(463)	(24,484)	(492)
Interest expense (income)	82	(55)	205	(170)
Loss before income taxes	(13,585)	(408)	(24,689)	(322)
Income tax benefit	(3,581)	(126)	(6,399)	(233)
Net loss	$(10,004)	$(282)	$(18,290)	$(89)
Loss per share:
Basic	$(0.46)	$(0.01)	$(0.84)	$(0.00)
Diluted	$(0.46)	$(0.01)	$(0.84)	$(0.00)
Weighted-average shares of common stock outstanding:
Basic	21,956	21,762	21,894	21,696
Diluted	21,956	21,762	21,894	21,696

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended June 30, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of March 31, 2024	22,625,042	$269	$129,150	$160,275	$(54,257)	$235,437
Net loss	—	—	—	(10,004)	—	(10,004)
Dividends on common stock ($0.05 per share)	—	—	—	(1,124)	—	(1,124)
Issuance of nonvested share awards	90,000	—	—	—	—	—
Exercise of share option awards	3,300	—	7	—	—	7
Share-based compensation	—	—	726	—	—	726
Forfeiture of nonvested share awards	(8,585)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(892)	—	(3)	—	—	(3)
Balance as of June 30, 2024	22,708,865	$269	$129,880	$149,147	$(54,257)	$225,039

	13 Weeks Ended July 2, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of April 2, 2023	22,394,171	$266	$126,627	$190,918	$(54,257)	$263,554
Net loss	—	—	—	(282)	—	(282)
Dividends on common stock ($0.25 per share)	—	—	—	(5,589)	—	(5,589)
Issuance of nonvested share awards	53,952	1	(1)	—	—	—
Exercise of share option awards	11,875	—	35	—	—	35
Share-based compensation	—	—	704	—	—	704
Forfeiture of nonvested share awards	(7,145)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(861)	—	(7)	—	—	(7)
Balance as of July 2, 2023	22,451,992	$267	$127,358	$185,047	$(54,257)	$258,415

	26 Weeks Ended June 30, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2023	22,440,362	$267	$128,737	$169,667	$(54,257)	$244,414
Net loss	—	—	—	(18,290)	—	(18,290)
Dividends on common stock ($0.10 per share)	—	—	—	(2,230)	—	(2,230)
Issuance of nonvested share awards	366,660	3	(3)	—	—	—
Exercise of share option awards	5,725	—	12	—	—	12
Share-based compensation	—	—	1,444	—	—	1,444
Forfeiture of nonvested share awards	(16,985)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(86,897)	(1)	(310)	—	—	(311)
Balance as of June 30, 2024	22,708,865	$269	$129,880	$149,147	$(54,257)	$225,039

	26 Weeks Ended July 2, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784
Net loss	—	—	—	(89)	—	(89)
Dividends on common stock ($0.50 per share)	—	—	—	(11,129)	—	(11,129)
Issuance of nonvested share awards	327,112	3	(3)	—	—	—
Exercise of share option awards	30,675	1	92	—	—	93
Share-based compensation	—	—	1,383	—	—	1,383
Forfeiture of nonvested share awards	(10,225)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(80,065)	(1)	(626)	—	—	(627)
Balance as of July 2, 2023	22,451,992	$267	$127,358	$185,047	$(54,257)	$258,415

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Net loss	$(18,290)	$(89)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,834	9,141
Share-based compensation	1,444	1,383
Amortization of other assets	533	222
Noncash lease expense	34,688	34,936
Deferred income taxes	(6,363)	(236)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,140)	(3,949)
Merchandise inventories, net	(13,813)	(21,122)
Prepaid expenses and other assets	2,117	(318)
Accounts payable	26,705	22,284
Operating lease liabilities	(35,466)	(35,748)
Accrued expenses and other long-term liabilities	(2,176)	(9,810)
Net cash used in operating activities	(2,927)	(3,306)

Cash flows from investing activities:
Purchases of property and equipment	(6,266)	(4,738)
Net cash used in investing activities	(6,266)	(4,738)

Cash flows from financing activities:
Changes in book overdraft	10,167	2,493
Principal payments under finance lease liabilities	(2,135)	(2,007)
Proceeds from exercise of share option awards	12	93
Tax withholding payments for share-based compensation	(311)	(627)
Dividends paid	(2,803)	(11,585)
Net cash provided by (used in) financing activities	4,930	(11,633)

Net decrease in cash and cash equivalents	(4,263)	(19,677)

Cash and cash equivalents at beginning of period	9,201	25,565

Cash at end of period	$4,938	$5,888

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$520	$1,112
Property and equipment additions unpaid	$949	$1,326
Supplemental disclosures of cash flow information:
Interest paid	$598	$308
Income taxes paid	$10	$24

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 425 stores and an e-commerce platform as of June 30, 2024. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 30, 2024 may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Hardgoods	$116,105	$131,233	$203,897	$233,996
Athletic and sport footwear	48,140	53,123	100,757	112,105
Athletic and sport apparel	34,769	38,017	86,225	99,325
Other sales	810	1,194	2,372	3,080
Net sales	$199,824	$223,567	$393,251	$448,506

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 26 weeks ended June 30, 2024 and July 2, 2023.

The Company recognized $1.3 million and $2.7 million in stored-value card redemption revenue for the 13 and 26 weeks ended June 30, 2024, respectively, compared to $1.4 million and $3.1 million in stored-value card redemption revenue for the 13 and 26 weeks ended July 2, 2023, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended June 30, 2024, respectively, compared to $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended July 2, 2023, respectively. The Company had outstanding stored-value card liabilities of $8.8 million and $9.2 million as of June 30, 2024 and December 31, 2023, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.7 million and $0.9 million related to estimated sales returns as of June 30, 2024 and December 31, 2023, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.4 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively.

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

The Company did not recognize any impairment charges in the first half of fiscal 2024 or 2023.

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

(3)
Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges related to long-lived assets were recognized as of June 30, 2024. In the fourth quarter of fiscal 2023, the Company recognized non-cash impairment charges of $0.6 million related to certain underperforming stores. These impairment charges represented property, equipment and leasehold improvements of $0.5 million and ROU assets of $0.1 million, and were included in selling and administrative expense in the consolidated statements of operations in fiscal 2023. The lower-than-expected sales performance, coupled with future unfavorable undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections.

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

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of June 30, 2024, there were no long-lived assets subject to impairment and as of December 31, 2023, there were $0.6 million of long-lived assets subject to impairment.

(5)
Accrued Expenses

The major components of accrued expenses are as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Payroll and related expense	$21,119	$22,331
Occupancy expense	8,199	8,655
Sales tax	5,139	7,581
Other	24,860	22,716
Accrued expenses	$59,317	$61,283

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

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Lease expense:
Operating lease expense	$21,210	$21,076	$42,248	$42,114
Variable lease expense	5,038	4,665	9,720	9,477
Operating lease expense	26,248	25,741	51,968	51,591

Amortization of right-of-use assets	1,159	949	2,301	1,899
Interest on lease liabilities	219	78	448	158
Finance lease expense	1,378	1,027	2,749	2,057
Total lease expense	$27,626	$26,768	$54,717	$53,648

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other information related to leases was as follows:

	26 Weeks Ended
	June 30, 2024	July 2, 2023
	(In thousands)
Operating cash flows from operating leases	$43,604	$43,518
Financing cash flows from finance leases	2,135	2,007
Operating cash flows from finance leases	477	165
Cash paid for amounts included in the measurement of lease liabilities	$46,216	$45,690

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,363	$1,152
Right-of-use assets obtained in exchange for new operating lease liabilities	$46,529	$29,681
Weighted-average remaining lease term—finance leases	4.0 years	3.7 years
Weighted-average remaining lease term—operating leases	5.0 years	4.9 years
Weighted-average discount rate—finance leases	6.3%	4.2%
Weighted-average discount rate—operating leases	5.7%	5.2%

Maturities of finance and operating lease liabilities as of June 30, 2024 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2024 (remaining six months)	$2,345	$39,669
2025	4,373	77,378
2026	4,057	62,818
2027	2,824	45,003
2028	1,796	33,040
Thereafter	594	57,599
Undiscounted cash flows	$15,989	$315,507
Reconciliation of lease liabilities:
Weighted-average remaining lease term	4.0 years	5.0 years
Weighted-average discount rate	6.3%	5.7%
Present values	$14,084	$272,864
Lease liabilities - current	3,712	65,971
Lease liabilities - long-term	10,372	206,893
Lease liabilities - total	$14,084	$272,864
Difference between undiscounted and discounted cash flows	$1,905	$42,643

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

As of June 30, 2024 and December 31, 2023, the Company had no long-term revolving credit borrowings outstanding. As of June 30, 2024 and December 31, 2023, the Company had outstanding letter of credit commitments of $1.7 million and $2.0 million, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $148.3 million and $148.0 million as of June 30, 2024 and December 31, 2023, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(8)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. As of June 30, 2024 and December 31, 2023, there was no valuation allowance for deferred income tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2020 and after, and state and local income tax returns are open for fiscal years 2019 and after.

As of June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of June 30, 2024 and December 31, 2023, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands, except per share data)
Net loss	$(10,004)	$(282)	$(18,290)	$(89)
Weighted-average shares of common stock outstanding:
Basic	21,956	21,762	21,894	21,696
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	—	—	—	—
Diluted	21,956	21,762	21,894	21,696
Basic loss per share	$(0.46)	$(0.01)	$(0.84)	$(0.00)
Diluted loss per share	$(0.46)	$(0.01)	$(0.84)	$(0.00)
Antidilutive share option awards excluded from diluted calculation	430	20	358	20
Antidilutive nonvested share awards excluded from diluted calculation	656	298	494	327

The computation of diluted earnings per share for all periods presented excludes all potential share option awards and nonvested share awards since the Company reported a net loss in all periods presented, and the effect of their inclusion would have been antidilutive (i.e., including such awards would result in higher earnings per share).

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)
Commitments and Contingencies

Recovery of Insurance Proceeds

In the fourth quarter of fiscal 2022, one of the Company’s stores qualified for loss recovery claims due to property damage sustained as a result of a roof collapse, and the Company disposed of assets of approximately $0.4 million related to lost inventory and property and equipment. In the third quarter of fiscal 2023, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.5 million, the Company received, as part of the insurance recovery, a cash advance of $0.7 million in total, of which $0.6 million related to the reimbursement of lost inventory and profit margin and $0.1 million related to the reimbursement of property and equipment. Accordingly, the Company recognized a gain of $0.3 million related to the recovery of lost inventory and profit margin and a gain of $25,000 related to the recovery of property and equipment. The gain related to the recovery of lost inventory and profit margin was included in the consolidated statement of operations as a reduction to cost of goods sold and the gain related to the recovery of lost property and equipment was included in the consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2023. While further recovery is expected in fiscal 2024, no recoveries were received in the first half of fiscal 2024.

Legal Proceedings

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a settlement in both cases and established a cumulative indemnity reserve of $1.5 million. The settlement has been approved by the Court, and will become final if not contested.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

(11)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant. As of June 30, 2024, 2,404,977 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.7 million and $1.4 million in share-based compensation expense for the 13 and 26 weeks ended June 30, 2024, respectively, and the 13 and 26 weeks ended July 2, 2023, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 272,000 share option awards in the first half of fiscal 2024 with a weighted-average grant-date fair value of $2.52 per share option award. No share option awards were granted in the first half of fiscal 2023.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	253,385	$4.47
Granted	272,000	4.80
Exercised	(5,725)	2.23
Forfeited	(3,000)	4.78
Outstanding at June 30, 2024	516,660	$4.67	7.60	$98,536
Exercisable at June 30, 2024	236,743	$3.91	5.23	$98,536
Vested and Expected to Vest at June 30, 2024	511,873	$4.67	7.58	$98,536

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $2.96 as of June 30, 2024, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in the first half of fiscal 2024 were not material.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Risk-free interest rate	—	—	4.2%	—
Expected term	—	—	7.5 years	—
Expected volatility	—	—	77.6%	—
Expected dividend yield	—	—	4.1%	—

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

As of June 30, 2024, there was $0.7 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.6 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first half of fiscal 2024 and 2023 was $1.0 million and $2.0 million, respectively. No nonvested share unit awards vested during the first half of fiscal 2024 and 2023.

The Company granted 366,660 and 327,112 nonvested share awards in the first half of fiscal 2024 and 2023, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2024 and 2023 was $3.49 and $7.91, respectively. No nonvested share unit awards were granted during the periods presented.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2023	634,227	$10.56
Granted	366,660	3.49
Vested	(274,862)	9.67
Forfeited	(16,985)	9.26
Balance at June 30, 2024	709,040	$7.28

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2024, the Company withheld 86,897 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of June 30, 2024, there was $4.4 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.6 years. As of June 30, 2024, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

(12)
Subsequent Events

In an effort to provide additional financial flexibility given the uncertain duration of current macroeconomic challenges, the Company’s Board of Directors suspended the quarterly cash dividend for the third quarter of fiscal 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of June 30, 2024, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13-week and 26-week periods ended June 30, 2024 and July 2, 2023, and of cash flows for the fiscal 26-week periods ended June 30, 2024 and July 2, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

July 31, 2024

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

Overview

We are a leading sporting goods retailer in the western United States, with 425 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of June 30, 2024. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

In the first half of fiscal 2024 we opened one store and closed six stores and in the first half of fiscal 2023 we closed two stores. For fiscal 2024, we anticipate opening approximately three new stores and closing approximately eleven stores.

Executive Summary

Our increased net loss in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 primarily reflected the impact of reduced net sales and lower merchandise margins. The decrease in net sales in the second quarter of fiscal 2024 in part reflected significant and persistent inflationary pressures which continued to dampen consumer sentiment and reduce demand for discretionary products.

•
Net sales for the second quarter of fiscal 2024 decreased 10.6% to $199.8 million compared to $223.6 million for the second quarter of fiscal 2023. The decrease in net sales reflects a decline of 9.9% in same store sales when compared with the second quarter of fiscal 2023. Our lower same store sales in the second quarter of fiscal 2024 in part reflected significant and persistent inflationary pressures that continued to negatively impact consumer demand, which contributed to reduced net sales. The favorable impact from a calendar shift related to the Easter holiday was offset by the impact of the Fourth of July holiday moving further into the third quarter.
•
Gross profit for the second quarter of fiscal 2024 represented 29.4% of net sales, compared with 32.2% in the second quarter of the prior year, and reflected lower merchandise margins, as well as higher store occupancy expense and distribution expense, including costs capitalized into inventory, as a percentage of net sales.
•
Selling and administrative expense for the second quarter of fiscal 2024 decreased to $72.2 million, or 36.1% of net sales, compared to $72.4 million, or 32.4% of net sales, for the second quarter of fiscal 2023.
•
Net loss for the second quarter of fiscal 2024 was $10.0 million, or $0.46 per basic share, compared to net loss of $0.3 million, or $0.01 per basic share, for the second quarter of fiscal 2023, primarily reflecting the impact of reduced net sales and lower merchandise margins.
•
Operating cash flow for the first half of fiscal 2024 was a negative $2.9 million compared to operating cash flow in the first half of fiscal 2023 of a negative $3.3 million.
•
Capital expenditures for the first half of fiscal 2024 increased to $6.3 million from $4.7 million for the first half of fiscal 2023. We expect to open approximately three new stores in fiscal 2024, after opening two new stores in the prior year.
•
We had cash of $4.9 million and $5.9 million as of June 30, 2024 and July 2, 2023, respectively. We had no borrowings under our credit facility as of June 30, 2024 and July 2, 2023.
•
We paid cash dividends in the first half of fiscal 2024 of $2.8 million, or $0.10 per share, compared with $11.6 million, or $0.50 per share, in the first half of fiscal 2023.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 30, 2024 Compared to 13 Weeks Ended July 2, 2023

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 30, 2024		July 2, 2023
	(Dollars in thousands)
Net sales	$199,824	100.0%	$223,567	100.0%
Cost of sales (1)	141,100	70.6	151,664	67.8
Gross profit	58,724	29.4	71,903	32.2
Selling and administrative expense (2)	72,227	36.1	72,366	32.4
Operating loss	(13,503)	(6.7)	(463)	(0.2)
Interest expense (income)	82	0.0	(55)	0.0
Loss before income taxes	(13,585)	(6.7)	(408)	(0.2)
Income tax benefit	(3,581)	(1.8)	(126)	(0.1)
Net loss	$(10,004)	(4.9)%	$(282)	(0.1)%

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

Net Sales. Net sales decreased by $23.8 million, or 10.6%, to $199.8 million in the second quarter of fiscal 2024 from $223.6 million in the second quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $21.7 million, or 9.9%, for the 13 weeks ended June 30, 2024, versus the comparable 13-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the second quarter of fiscal 2024 continued to in part reflect significant and persistent inflationary pressures that dampened consumer sentiment and weakened discretionary spending, which contributed to reduced net sales.
o
Our lower same store sales reflected decreases in our major merchandise categories of hardgoods, footwear and apparel.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the second quarter of fiscal 2024 and 2023 were not material.
•
We experienced decreased customer transactions of 7.9% and a lower average sale per transaction of 2.0% in the second quarter of fiscal 2024 compared to the prior year.
•
The favorable impact from a calendar shift related to the Easter holiday, during which our stores are closed, from the second quarter in fiscal 2023 to the first quarter in fiscal 2024 was offset by the unfavorable impact from a calendar shift of the Fourth of July holiday moving two days further into the third quarter of fiscal 2024 compared to the second quarter of fiscal 2023.

Gross Profit. Gross profit decreased by $13.2 million to $58.7 million, or 29.4% of net sales, in the 13 weeks ended June 30, 2024, compared with $71.9 million, or 32.2% of net sales, in the 13 weeks ended July 2, 2023. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $23.8 million, or an unfavorable 10.6%, compared with the second quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 27 basis points compared with the second quarter of last year, primarily reflecting higher clearance sales and shifts in sales mix.
•
Distribution expense, including costs capitalized into inventory, increased by $1.2 million, or an unfavorable 126 basis points as a percentage of net sales, in the second quarter of fiscal 2024 compared to the prior year. The increase primarily reflected decreased costs capitalized into inventory.

•
Store occupancy expense increased by $0.4 million, or an unfavorable 158 basis points as a percentage of net sales, compared with the second quarter of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.2 million to $72.2 million, or 36.1% of net sales, in the 13 weeks ended June 30, 2024, compared to $72.4 million, or 32.4% of net sales, in the second quarter of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense decreased by $0.2 million, primarily attributable to decreases in company performance-based incentive accruals, employee labor and staffing-related expense, largely offset by increases in employee benefit-related expense, in the current year.
•
Store-related expense, excluding occupancy, increased by $0.1 million due primarily to increases in employee benefit-related expense and utility expense, largely offset by decreases in public liability-related expense, credit card fees related to lower sales and employee labor. While employee labor expense decreased by $0.2 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our year-over-year store-related expense comparisons also reflected reduced stores in operation, which declined to 425 stores at the end of the second quarter of fiscal 2024 from 430 stores at the end of the second quarter of fiscal 2023.
•
Our advertising expense was flat in the second quarter of fiscal 2024 when compared with the prior year, and remains less than half of our pre-pandemic expense level. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future.

Interest Expense (Income). Interest expense increased by $0.1 million in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 due primarily to higher year-over-year finance lease interest expense as a result of rising interest rates.

Income Tax Benefit. The provision for income taxes was a benefit of $3.6 million and $0.1 million for the second quarter of fiscal 2024 and 2023, respectively, primarily reflecting a larger pre-tax loss in the current year.

26 Weeks Ended June 30, 2024 Compared to 26 Weeks Ended July 2, 2023

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 30, 2024		July 2, 2023
	(Dollars in thousands)
Net sales	$393,251	100.0%	$448,506	100.0%
Cost of sales (1)	274,129	69.7	301,459	67.2
Gross profit	119,122	30.3	147,047	32.8
Selling and administrative expense (2)	143,606	36.5	147,539	32.9
Operating loss	(24,484)	(6.2)	(492)	(0.1)
Interest expense (income)	205	0.1	(170)	0.0
Loss before income taxes	(24,689)	(6.3)	(322)	(0.1)
Income tax benefit	(6,399)	(1.6)	(233)	(0.1)
Net loss	$(18,290)	(4.7)%	$(89)	(0.0)%

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

Net Sales. Net sales decreased by $55.2 million, or 12.3%, to $393.3 million in the first half of fiscal 2024 from $448.5 million in the first half of last year. The change in net sales reflected the following:

•
Same store sales decreased by $51.6 million, or 11.7%, for the 26 weeks ended June 30, 2024, versus the comparable 26-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the first half of fiscal 2024 continued to in part reflect significant and persistent inflationary pressures that dampened consumer sentiment and weakened discretionary spending, which contributed to reduced net sales.
o
Our lower same store sales reflected decreases in our major merchandise categories of apparel, hardgoods and footwear.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the first half of fiscal 2024 and 2023 were not material.
•
We experienced decreased customer transactions of 10.8% and a lower average sale per transaction of 0.9% in the first half of fiscal 2024 compared to the prior year.

Gross Profit. Gross profit decreased by $27.9 million to $119.1 million, or 30.3% of net sales, in the 26 weeks ended June 30, 2024, compared with $147.0 million, or 32.8% of net sales, in the 26 weeks ended July 2, 2023. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $55.2 million, or 12.3%, compared with the first half of last year.
•
Store occupancy expense increased by $0.6 million, or an unfavorable 176 basis points as a percentage of net sales, compared with the first half of last year.
•
Distribution expense, including costs capitalized into inventory, increased by $0.6 million, or an unfavorable 94 basis points as a percentage of net sales, in the first half of fiscal 2024 compared to the prior year. The increase primarily reflected decreased costs capitalized into inventory.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, increased by a favorable 9 basis points compared with the first half of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $3.9 million to $143.6 million, or 36.5% of net sales, in the 26 weeks ended June 30, 2024, compared to $147.5 million, or 32.9% of net sales, in the first half of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, decreased by $2.9 million due primarily to decreases in employee labor, credit card fees related to lower sales, as well as various other categories of store operating expense. While employee labor expense decreased by $3.0 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our lower year-over-year store-related expense also reflected reduced stores in operation, which declined to 425 stores at the end of the first half of fiscal 2024 from 430 stores at the end of the first half of fiscal 2023.
•
Administrative expense decreased by $0.9 million, primarily attributable to decreases in employee labor, company performance-based incentive accruals and legal expense, partially offset by increases in employee benefit-related expense in the current year.
•
Our advertising expense decreased by $0.2 million in the first half of fiscal 2024 and remains less than half of our pre-pandemic expense level. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future.

Interest Expense (Income). Interest expense increased by $0.4 million in the first half of fiscal 2024 compared to the first half of fiscal 2023 due primarily to higher year-over-year finance lease interest expense as a result of rising interest rates.

Income Tax Benefit. The provision for income taxes was a benefit of $6.4 million and $0.2 million for the first half of fiscal 2024 and 2023, respectively, primarily reflecting a larger pre-tax loss in the current year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of June 30, 2024, we had $4.9 million of cash compared to $5.9 million of cash as of July 2, 2023. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	June 30, 2024	July 2, 2023
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(2,927)	$(3,306)
Investing activities	(6,266)	(4,738)
Financing activities	4,930	(11,633)
Net decrease in cash and cash equivalents	$(4,263)	$(19,677)

Operating Activities. Operating cash flows for the first half of fiscal 2024 and 2023 were a negative $2.9 million and a negative $3.3 million, respectively. The decreased cash flow used in operating activities for the first half of fiscal 2024 compared to the prior year primarily reflected reduced funding of merchandise inventory and a smaller decrease in accrued expenses mainly related to company performance-based incentive awards, largely offset by higher net loss.

Investing Activities. Net cash used in investing activities for the first half of fiscal 2024 and 2023 was $6.3 million and $4.7 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented all of the cash used in investing activities for each period. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first half of fiscal 2024 and 2023 were a positive $4.9 million and a negative $11.6 million, respectively. For the first half of fiscal 2024, the positive cash flow from financing activities reflected an increase in outstanding checks year over year. For both periods presented, cash was used to fund dividend payments and make principal payments on finance lease liabilities. Dividend payments in the current year were lower than the prior year, which reflected a reduction of dividends declared from $0.50 per share of outstanding common stock in the first half of fiscal 2023 to $0.10 per share of outstanding common stock in the first half of fiscal 2024, respectively.

As of June 30, 2024 and July 2, 2023, we had no revolving credit borrowings, and $1.7 million and $1.4 million, respectively, of letter of credit commitments outstanding.

In the first nine months of fiscal 2023, we paid three quarterly cash dividends of $0.25 per share of outstanding common stock, and in the fourth quarter of fiscal 2023, we paid a quarterly cash dividend of $0.125 per share of outstanding common stock. In the first half of fiscal 2024, we paid two quarterly cash dividends of $0.05 per share of outstanding common stock. In an effort to provide additional financial flexibility given the uncertain duration of current macroeconomic challenges, our Board of Directors suspended the quarterly cash dividend for the third quarter of fiscal 2024.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. Our current share repurchase program authorizes the purchase of up to $25.0 million of our common stock. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We did not repurchase any shares of our common stock in fiscal 2023 or the first half of fiscal 2024. Since the inception of our initial share repurchase program in May 2006 through June 30, 2024, we have repurchased a total of 4,186,014 shares for $53.6 million.

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

Future Capital Requirements. We had cash on hand of $4.9 million as of June 30, 2024. We expect capital expenditures for fiscal 2024, excluding non-cash acquisitions, to range from approximately $9.0 million to $14.0 million primarily to fund store-related remodeling, the opening of new stores, distribution center investments and computer hardware and software purchases. For fiscal 2024, we anticipate opening approximately three new stores and closing approximately eleven stores.

Dividends are paid at the discretion of our Board of Directors. In the first half of fiscal 2024, we paid two quarterly cash dividends of $0.05 per share of outstanding common stock. In an effort to provide additional financial flexibility given the uncertain duration of current macroeconomic challenges, our Board of Directors suspended the quarterly cash dividend for the third quarter of fiscal 2024.

As of June 30, 2024, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We did not repurchase any shares of our common stock in the first half of fiscal 2024. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first half of fiscal 2024 and 2023, we had zero borrowings under our revolving credit facility.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we consider our estimates on valuation of merchandise inventory and valuation of long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended June 30, 2024.

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

Throughout most of fiscal 2023, we experienced greater inflation in the cost of products that we purchase for resale than in previous years, although product cost inflation moderated later in the year and into fiscal 2024. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2023 and the first half of fiscal 2024, we also experienced increased wage rate pressure as a result of competition for labor in certain markets and we expect these dynamics to continue throughout the remainder of fiscal 2024. Broad-based inflationary pressures adversely impacted many categories of costs and expenses, including shipping costs, during fiscal 2023 and the first half of fiscal 2024. This impact is expected to continue during the remainder of fiscal 2024.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2024, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a settlement in both cases and established a cumulative indemnity reserve of $1.5 million. The settlement has been approved by the Court, and will become final if not contested.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share repurchase activity during the quarter ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – April 28	—	$—	—	$20,864,000
April 29 – May 26	—	$—	—	$20,864,000
May 27 – June 30	892	$—	—	$20,864,000
Total	892		—	$20,864,000

(1)
The Company withheld 892 shares of Company common stock at an average price of $3.27 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.
(2)
This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: July 31, 2024	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 31, 2024	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)