Form 10-Q
period 2024-09-29
BIG 5 SPORTING GOODS Corp
filed 2024-10-30
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

There were 22,699,800 shares of common stock, with a par value of $0.01 per share, outstanding as of October 22, 2024.

BIG 5 SPORTING GOODS CORPORATION

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023	3
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 29, 2024 and October 1, 2023	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended September 29, 2024 and October 1, 2023	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 29, 2024 and October 1, 2023	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	20
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3	Defaults Upon Senior Securities	30
Item 4	Mine Safety Disclosures	30
Item 5	Other Information	30
Item 6	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$3,991	$9,201
Accounts receivable, net of allowances of $64 and $48, respectively	9,644	9,163
Merchandise inventories, net	265,984	275,759
Prepaid expenses	9,235	16,052
Total current assets	288,854	310,175
Operating lease right-of-use assets, net	260,572	253,615
Property and equipment, net	54,081	58,595
Deferred income taxes	-	13,427
Other assets, net of accumulated amortization of $2,807 and $1,954, respectively	8,307	8,871
Total assets	$611,814	$644,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,395	$55,201
Accrued expenses	60,260	61,283
Current portion of operating lease liabilities	69,939	70,372
Current portion of finance lease liabilities	3,758	3,843
Total current liabilities	198,352	190,699
Operating lease liabilities, less current portion	202,049	191,178
Finance lease liabilities, less current portion	9,462	11,856
Other long-term liabilities	6,129	6,536
Total liabilities	415,992	400,269
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 27,007,055 and 26,747,617 shares, respectively; outstanding 22,699,800 and 22,440,362 shares, respectively	269	267
Additional paid-in capital	130,553	128,737
Retained earnings	119,257	169,667
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	195,822	244,414
Total liabilities and stockholders' equity	$611,814	$644,683

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales	$220,598	$239,889	$613,849	$688,395
Cost of sales	156,387	160,331	430,516	461,790
Gross profit	64,211	79,558	183,333	226,605
Selling and administrative expense	75,039	76,575	218,645	224,114
Operating (loss) income	(10,828)	2,983	(35,312)	2,491
Interest expense (income)	187	(95)	392	(265)
(Loss) income before income taxes	(11,015)	3,078	(35,704)	2,756
Income tax expense	18,886	1,220	12,487	987
Net (loss) income	$(29,901)	$1,858	$(48,191)	$1,769
(Loss) earnings per share:
Basic	$(1.36)	$0.09	$(2.20)	$0.08
Diluted	$(1.36)	$0.08	$(2.20)	$0.08
Weighted-average shares of common stock outstanding:
Basic	22,000	21,801	21,929	21,731
Diluted	22,000	22,045	21,929	22,003

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended September 29, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of June 30, 2024	22,708,865	$269	$129,880	$149,147	$(54,257)	$225,039
Net loss	—	—	—	(29,901)	—	(29,901)
Dividends on common stock ($0.00 per share)	—	—	—	11	—	11
Share-based compensation	—	—	673	—	—	673
Forfeiture of nonvested share awards	(9,065)	—	—	—	—	—
Balance as of September 29, 2024	22,699,800	$269	$130,553	$119,257	$(54,257)	$195,822

	13 Weeks Ended October 1, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of July 2, 2023	22,451,992	$267	$127,358	$185,047	$(54,257)	$258,415
Net income	—	—	—	1,858	—	1,858
Dividends on common stock ($0.25 per share)	—	—	—	(5,590)	—	(5,590)
Exercise of share option awards	5,875	—	16	—	—	16
Share-based compensation	—	—	677	—	—	677
Forfeiture of nonvested share awards	(13,445)	—	—	—	—	—
Balance as of October 1, 2023	22,444,422	$267	$128,051	$181,315	$(54,257)	$255,376

	39 Weeks Ended September 29, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2023	22,440,362	$267	$128,737	$169,667	$(54,257)	$244,414
Net loss	—	—	—	(48,191)	—	(48,191)
Dividends on common stock ($0.10 per share)	—	—	—	(2,219)	—	(2,219)
Issuance of nonvested share awards	366,660	3	(3)	—	—	—
Exercise of share option awards	5,725	—	12	—	—	12
Share-based compensation	—	—	2,117	—	—	2,117
Forfeiture of nonvested share awards	(26,050)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(86,897)	(1)	(310)	—	—	(311)
Balance as of September 29, 2024	22,699,800	$269	$130,553	$119,257	$(54,257)	$195,822

	39 Weeks Ended October 1, 2023
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784
Net income	—	—	—	1,769	—	1,769
Dividends on common stock ($0.75 per share)	—	—	—	(16,719)	—	(16,719)
Issuance of nonvested share awards	327,112	3	(3)	—	—	—
Exercise of share option awards	36,550	1	108	—	—	109
Share-based compensation	—	—	2,060	—	—	2,060
Forfeiture of nonvested share awards	(23,670)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(80,065)	(1)	(626)	—	—	(627)
Balance as of October 1, 2023	22,444,422	$267	$128,051	$181,315	$(54,257)	$255,376

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	39 Weeks Ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net (loss) income	$(48,191)	$1,769
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	13,613	13,665
Impairment of assets	663	—
Share-based compensation	2,117	2,060
Amortization of other assets	853	351
Gain on disposal of assets	(55)	—
Noncash lease expense	51,813	52,474
Proceeds from insurance recovery - lost profit margin and expenses	—	619
Gain on recovery of insurance proceeds - lost profit margin and expenses	—	(338)
Gain on recovery of insurance proceeds - property and equipment	—	(21)
Deferred income taxes	13,427	1,013
Changes in operating assets and liabilities:
Accounts receivable, net	(156)	3,587
Merchandise inventories, net	9,775	12,236
Prepaid expenses and other assets	6,528	(83)
Accounts payable	8,318	(4,791)
Operating lease liabilities	(48,657)	(53,540)
Accrued expenses and other long-term liabilities	(920)	(7,937)
Net cash provided by operating activities	9,128	21,064

Cash flows from investing activities:
Purchases of property and equipment	(8,923)	(8,246)
Proceeds from insurance recovery - property and equipment	—	60
Proceeds from disposal of assets	96	—
Net cash used in investing activities	(8,827)	(8,186)

Cash flows from financing activities:
Changes in book overdraft	619	(297)
Principal payments under finance lease liabilities	(3,001)	(2,722)
Proceeds from exercise of share option awards	12	109
Tax withholding payments for share-based compensation	(311)	(627)
Dividends paid	(2,830)	(17,036)
Net cash used in financing activities	(5,511)	(20,573)

Net decrease in cash and cash equivalents	(5,210)	(7,695)

Cash and cash equivalents at beginning of period	9,201	25,565

Cash at end of period	$3,991	$17,870

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$522	$2,946
Property and equipment additions unpaid	$1,069	$1,154
Supplemental disclosures of cash flow information:
Interest paid	$878	$458
Income taxes paid	$10	$24

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 424 stores and an e-commerce platform as of September 29, 2024. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after September 29, 2024 may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Hardgoods	$131,565	$141,108	$335,462	$375,105
Athletic and sport footwear	52,592	58,292	153,349	170,397
Athletic and sport apparel	35,264	39,006	121,489	138,331
Other sales	1,177	1,483	3,549	4,562
Net sales	$220,598	$239,889	$613,849	$688,395

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 39 weeks ended September 29, 2024 and October 1, 2023.

The Company recognized $1.2 million and $3.9 million in stored-value card redemption revenue for the 13 and 39 weeks ended September 29, 2024, respectively, compared to $1.2 million and $4.3 million in stored-value card redemption revenue for the 13 and 39 weeks ended October 1, 2023, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended September 29, 2024, respectively, compared to $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 39 weeks ended October 1, 2023, respectively. The Company had outstanding stored-value card liabilities of $8.6 million and $9.2 million as of September 29, 2024 and December 31, 2023, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.6 million and $0.9 million related to estimated sales returns as of September 29, 2024 and December 31, 2023, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.2 million and $1.7 million as of September 29, 2024 and December 31, 2023, respectively.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company recognized a non-cash impairment charge of $0.7 million related to an underperforming store in the first nine months of fiscal 2024. This impairment charge represented property and equipment and leasehold improvements and is included in selling and administrative expense in the accompanying interim unaudited consolidated statements of operations. See Note 3 to the Interim Financial Statements for a further discussion on impairment of assets. The Company did not recognize any impairment charges in the first nine months of fiscal 2023.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(3)
Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized a non-cash impairment charge of $0.7 million related to an underperforming store in the first nine months of fiscal 2024. This impairment charge represented property and equipment and leasehold improvements and is included in selling and administrative expense in the accompanying interim unaudited consolidated statements of operations. No impairment charges were allocated to the ROU assets because the fair value of the ROU assets approximated their carrying values. In the fourth quarter of fiscal 2023, the Company recognized non-cash impairment charges of $0.6 million related to certain underperforming stores. These impairment charges represented property and equipment and leasehold improvements of $0.5 million and ROU assets of $0.1 million and were included in selling and administrative expense in the consolidated statements of operations in fiscal 2023. The lower-than-expected sales performance, coupled with future unfavorable undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections.

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

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of September 29, 2024 and December 31, 2023, there were $0.7 million and $0.6 million, respectively, of long-lived assets subject to impairment.

(5)
Accrued Expenses

The major components of accrued expenses are as follows:

	September 29, 2024	December 31, 2023
	(In thousands)
Payroll and related expense	$20,979	$22,331
Occupancy expense	10,221	8,655
Stored-value card liabilities	8,640	9,172
Sales tax	5,719	7,581
Other	14,701	13,544
Accrued expenses	$60,260	$61,283

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

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Lease expense:
Operating lease expense	$21,015	$21,236	$63,264	$63,350
Variable lease expense	4,741	4,656	14,460	14,133
Operating lease expense	25,756	25,892	77,724	77,483

Amortization of right-of-use assets	1,213	904	3,514	2,803
Interest on lease liabilities	204	74	652	232
Finance lease expense	1,417	978	4,166	3,035
Total lease expense	$27,173	$26,870	$81,890	$80,518

Other information related to leases was as follows:

	39 Weeks Ended
	September 29, 2024	October 1, 2023
	(In thousands)
Operating cash flows from operating leases	$59,857	$64,904
Financing cash flows from finance leases	3,001	2,722
Operating cash flows from finance leases	671	239
Cash paid for amounts included in the measurement of lease liabilities	$63,529	$67,865

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,338	$2,986
Right-of-use assets obtained in exchange for new operating lease liabilities	$58,795	$45,927
Weighted-average remaining lease term—finance leases	3.8 years	3.9 years
Weighted-average remaining lease term—operating leases	5.0 years	4.9 years
Weighted-average discount rate—finance leases	6.3%	5.3%
Weighted-average discount rate—operating leases	5.7%	5.4%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Maturities of finance and operating lease liabilities as of September 29, 2024 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2024 (remaining three months)	$1,273	$22,125
2025	4,373	80,466
2026	4,057	66,435
2027	2,824	47,615
2028	1,796	34,994
Thereafter	594	62,388
Undiscounted cash flows	$14,917	$314,023
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.8 years	5.0 years
Weighted-average discount rate	6.3%	5.7%
Present values	$13,220	$271,988
Lease liabilities - current	3,758	69,939
Lease liabilities - long-term	9,462	202,049
Lease liabilities - total	$13,220	$271,988
Difference between undiscounted and discounted cash flows	$1,697	$42,035

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

As of September 29, 2024 and December 31, 2023, the Company had no long-term revolving credit borrowings outstanding. As of September 29, 2024 and December 31, 2023, the Company had outstanding letter of credit commitments of $5.2 million and $2.0 million, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $144.8 million and $148.0 million as of September 29, 2024 and December 31, 2023, respectively. In October 2024, the Company resumed borrowings on the revolving credit facility.

(8)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 24-month period ended September 29, 2024, which was not outweighed by available positive evidence and which limited the Company’s projections of future growth. Accordingly, as of September 29, 2024, a valuation allowance of $21.8 million was provided against the net amount of deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. As of December 31, 2023, there was no valuation allowance for deferred tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2020 and after, and state and local income tax returns are open for fiscal years 2019 and after.

As of September 29, 2024 and December 31, 2023, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of September 29, 2024 and December 31, 2023, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands, except per share data)
Net (loss) income	$(29,901)	$1,858	$(48,191)	$1,769
Weighted-average shares of common stock outstanding:
Basic	22,000	21,801	21,929	21,731
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	—	244	—	272
Diluted	22,000	22,045	21,929	22,003
Basic (loss) earnings per share	$(1.36)	$0.09	$(2.20)	$0.08
Diluted (loss) earnings per share	$(1.36)	$0.08	$(2.20)	$0.08
Antidilutive share option awards excluded from diluted calculation	512	20	371	20
Antidilutive nonvested share awards excluded from diluted calculation	705	276	436	310

The computation of diluted earnings per share for the third quarter and first nine months of fiscal 2024 excludes all potential share option awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such share option awards would result in higher earnings per share). The computation of diluted earnings per share for the third quarter and first nine months of fiscal 2023 excludes certain share option awards since the exercise prices of these share option awards exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive.

The computation of diluted earnings per share for the third quarter and first nine months of fiscal 2024 excludes all potential nonvested share awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive. The computation of diluted earnings per share for the third quarter and first nine months of fiscal 2023 excludes certain nonvested share awards that were outstanding and antidilutive since the grant date fair values of these nonvested share awards exceeded the average market price of the Company’s common shares.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)
Commitments and Contingencies

Recovery of Insurance Proceeds

In the fourth quarter of fiscal 2022, one of the Company’s stores qualified for loss recovery claims due to property damage sustained as a result of a roof collapse, and the Company disposed of assets of approximately $0.4 million related to lost inventory and property and equipment. In the third quarter of fiscal 2023, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.5 million, the Company received, as part of the insurance recovery, a cash advance of $0.7 million in total, of which $0.6 million related to the reimbursement of lost inventory and profit margin and $0.1 million related to the reimbursement of property and equipment. Accordingly, the Company recognized a gain of $0.3 million related to the recovery of lost inventory and profit margin and a gain of $25,000 related to the recovery of property and equipment. The gain related to the recovery of lost inventory and profit margin was included in the consolidated statement of operations as a reduction to cost of goods sold and the gain related to the recovery of lost property and equipment was included in the consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2023. While further recovery is expected in fiscal 2024, no recoveries were received in the first nine months of fiscal 2024.

Legal Proceedings

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a settlement in both cases and established a cumulative indemnity reserve of $1.5 million. The settlement has been approved by the Court and the Company deposited the settlement funds with the settlement administrator on October 4, 2024.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

(11)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant. As of September 29, 2024, 2,429,640 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.7 million and $2.1 million in share-based compensation expense for the 13 and 39 weeks ended September 29, 2024, respectively, and the 13 and 39 weeks ended October 1, 2023, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 272,000 share option awards in the first nine months of fiscal 2024 with a weighted-average grant-date fair value of $2.52 per share option award. No share option awards were granted in the first nine months of fiscal 2023.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	253,385	$4.47
Granted	272,000	4.80
Exercised	(5,725)	2.23
Forfeited	(5,000)	4.37
Outstanding at September 29, 2024	514,660	$4.67	7.37	$1,050
Exercisable at September 29, 2024	237,868	$3.92	5.08	$1,050
Vested and Expected to Vest at September 29, 2024	510,442	$4.67	7.36	$1,050

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $2.12 as of September 29, 2024, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in the first nine months of fiscal 2024 were not material.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Risk-free interest rate	—	—	4.2%	—
Expected term	—	—	7.5 years	—
Expected volatility	—	—	77.6%	—
Expected dividend yield	—	—	4.1%	—

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

As of September 29, 2024, there was $0.6 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.4 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first nine months of fiscal 2024 and 2023 was $1.0 million and $2.0 million, respectively. No nonvested share unit awards vested during the first nine months of fiscal 2024 and 2023.

The Company granted 366,660 and 327,112 nonvested share awards in the first nine months of fiscal 2024 and 2023, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first nine months of fiscal 2024 and 2023 was $3.49 and $7.91, respectively. No nonvested share unit awards were granted during the periods presented.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2023	634,227	$10.56
Granted	366,660	3.49
Vested	(274,862)	9.67
Forfeited	(26,050)	9.38
Balance at September 29, 2024	699,975	$7.25

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first nine months of fiscal 2024, the Company withheld 86,897 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of September 29, 2024, there was $3.7 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.3 years. As of September 29, 2024, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation

El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of September 29, 2024, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13-week and 39-week periods ended September 29, 2024 and October 1, 2023, and of cash flows for the fiscal 39-week periods ended September 29, 2024 and October 1, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

October 30, 2024

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

Overview

We are a leading sporting goods retailer in the western United States, with 424 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of September 29, 2024. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

In the first nine months of fiscal 2024 we opened two new stores and closed eight stores and in the first nine months of fiscal 2023 we opened two new stores and closed four stores, one of which was a relocation. For fiscal 2024, we anticipate opening approximately three new stores and closing approximately eleven stores.

Executive Summary

Our net loss in the third quarter of fiscal 2024 compared with net income in the third quarter of fiscal 2023 and reflected the impact of reduced net sales, lower merchandise margins and the establishment of a valuation allowance related to our deferred tax assets. The decrease in net sales in the third quarter of fiscal 2024 in part reflected significant and persistent inflationary pressures which continued to dampen consumer sentiment and reduce demand for discretionary products, combined with reduced stores in operation.

•
Net sales for the third quarter of fiscal 2024 decreased 8.0% to $220.6 million compared to $239.9 million for the third quarter of fiscal 2023. The decrease in net sales primarily reflects a decline of 7.5% in same store sales when compared with the third quarter of the prior year. Our lower same store sales in the third quarter of fiscal 2024 in part reflected significant and persistent inflationary pressures that continued to negatively impact consumer demand.
•
Gross profit for the third quarter of fiscal 2024 represented 29.1% of net sales, compared with 33.2% in the third quarter of the prior year, and reflected lower merchandise margins, as well as higher store occupancy expense and distribution expense, including costs capitalized into inventory, as a percentage of net sales.
•
Selling and administrative expense for the third quarter of fiscal 2024 decreased to $75.0 million, or 34.0% of net sales, compared to $76.6 million, or 31.9% of net sales, for the third quarter of fiscal 2023, primarily reflecting decreases in legal expense and company performance-based incentive accruals.
•
Net loss for the third quarter of fiscal 2024 was $29.9 million, or $1.36 per basic share, compared to net income of $1.9 million, or $0.08 per diluted share, for the third quarter of fiscal 2023. Net loss for the third quarter of fiscal 2024 primarily reflects the establishment of a valuation allowance against net deferred tax assets of $21.8 million, or $0.99 per basic share.
•
Operating cash flow for the first nine months of fiscal 2024 was a positive $9.1 million compared to operating cash flow in the first nine months of fiscal 2023 of a positive $21.1 million.
•
Capital expenditures for the first nine months of fiscal 2024 and 2023 were $8.9 million and $8.2 million, respectively. We expect to open approximately three new stores in fiscal 2024, after opening two new stores in the prior year.
•
We had cash of $4.0 million and $17.9 million as of September 29, 2024 and October 1, 2023, respectively. We had no borrowings under our credit facility as of September 29, 2024 and October 1, 2023.
•
We paid cash dividends in the first nine months of fiscal 2024 of $2.8 million, or $0.10 per share, compared with $17.0 million, or $0.75 per share, in the first nine months of fiscal 2023.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended September 29, 2024 Compared to 13 Weeks Ended October 1, 2023

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	September 29, 2024		October 1, 2023
	(Dollars in thousands)
Net sales	$220,598	100.0%	$239,889	100.0%
Cost of sales (1)	156,387	70.9	160,331	66.8
Gross profit	64,211	29.1	79,558	33.2
Selling and administrative expense (2)	75,039	34.0	76,575	31.9
Operating (loss) income	(10,828)	(4.9)	2,983	1.3
Interest expense (income)	187	0.1	(95)	0.0
(Loss) income before income taxes	(11,015)	(5.0)	3,078	1.3
Income tax expense	18,886	8.6	1,220	0.5
Net (loss) income	$(29,901)	(13.6)%	$1,858	0.8%

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

Net Sales. Net sales decreased by $19.3 million, or 8.0%, to $220.6 million in the third quarter of fiscal 2024 from $239.9 million in the third quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $17.5 million, or 7.5%, for the 13 weeks ended September 29, 2024, versus the comparable 13-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the third quarter of fiscal 2024 continued to, in part, reflect significant and persistent inflationary pressures that dampened consumer sentiment and weakened discretionary spending, which contributed to reduced net sales.
o
Our lower same store sales reflected decreases in our major merchandise categories of footwear, apparel and hardgoods.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the third quarter of fiscal 2024 and 2023 were not material.
•
Net sales decreases reflected reduced stores in operation, with 424 stores in operation as of September 29, 2024 compared to 430 stores in operation as of October 1, 2023.
•
We experienced decreased customer transactions of 5.2% and a lower average sale per transaction of 2.3% in the third quarter of fiscal 2024 compared to the prior year.

Gross Profit. Gross profit decreased by $15.4 million to $64.2 million, or 29.1% of net sales, in the 13 weeks ended September 29, 2024, compared with $79.6 million, or 33.2% of net sales, in the 13 weeks ended October 1, 2023. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $19.3 million, or an unfavorable 8.0%, compared with the third quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 119 basis points compared with the third quarter of last year, primarily reflecting increased promotions, higher clearance sales and shifts in sales mix.
•
Store occupancy expense increased by $2.0 million, or an unfavorable 177 basis points as a percentage of net sales, compared with the third quarter of last year.

•
Distribution expense, including costs capitalized into inventory, increased by $0.9 million, or an unfavorable 99 basis points as a percentage of net sales, in the third quarter of fiscal 2024 compared to the prior year. The increase primarily reflected increased trucking expense and decreased costs capitalized into inventory, partially offset by lower fuel expense and employee labor and benefit-related expense.

Selling and Administrative Expense. Selling and administrative expense decreased by $1.6 million to $75.0 million, or 34.0% of net sales, in the 13 weeks ended September 29, 2024, compared to $76.6 million, or 31.9% of net sales, in the third quarter of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense decreased by $2.1 million, primarily attributable to year-over-year decreases in legal expense and company performance-based incentive accruals, partially offset by a non-cash impairment charge of $0.7 million related to an underperforming store.
•
Store-related expense, excluding occupancy, increased by $0.6 million due primarily to increases in utility expense and employee benefit-related expense, partially offset by decreases in employee labor expense and credit card fees related to lower sales. While employee labor expense decreased by $0.5 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our year-over-year store-related expense comparisons also reflected reduced stores in operation, which declined to 424 stores at the end of the third quarter of fiscal 2024 from 430 stores at the end of the third quarter of fiscal 2023.
•
Our advertising expense was flat in the third quarter of fiscal 2024 when compared with the prior year and remains less than half of our pre-pandemic expense level. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future.

Interest Expense (Income). Interest expense increased by $0.3 million in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 due primarily to higher year-over-year finance lease interest expense as a result of rising interest rates and lower interest income earned on lower cash balances.

Income Tax Expense. The provision for income taxes was $18.9 million and $1.2 million for the third quarter of fiscal 2024 and 2023, respectively. The provision for the third quarter of fiscal 2024 reflected the establishment of a valuation allowance of $21.8 million established against the net amount of deferred tax assets as well as a pre-tax loss in the current year. See Note 8 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion of our evaluation of deferred tax assets.

39 Weeks Ended September 29, 2024 Compared to 39 Weeks Ended October 1, 2023

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	39 Weeks Ended
	September 29, 2024		October 1, 2023
	(Dollars in thousands)
Net sales	$613,849	100.0%	$688,395	100.0%
Cost of sales (1)	430,516	70.1	461,790	67.1
Gross profit	183,333	29.9	226,605	32.9
Selling and administrative expense (2)	218,645	35.6	224,114	32.6
Operating (loss) income	(35,312)	(5.7)	2,491	0.3
Interest expense (income)	392	0.1	(265)	0.0
(Loss) income before income taxes	(35,704)	(5.8)	2,756	0.3
Income tax expense	12,487	2.0	987	0.1
Net (loss) income	$(48,191)	(7.8)%	$1,769	0.2%

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

Net Sales. Net sales decreased by $74.6 million, or 10.8%, to $613.8 million in the first nine months of fiscal 2024 from $688.4 million in the first nine months of last year. The change in net sales reflected the following:

•
Same store sales decreased by $68.9 million, or 10.2%, for the 39 weeks ended September 29, 2024, versus the comparable 39-week period in the prior year. The decline in same store sales was attributed to the following:
o
The decrease in same store sales in the first nine months of fiscal 2024 continued, in part, to reflect significant and persistent inflationary pressures that dampened consumer sentiment and weakened discretionary spending, which contributed to reduced net sales.
o
Our lower same store sales reflected decreases in our major merchandise categories of apparel, hardgoods and footwear.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the first nine months of fiscal 2024 and 2023 were not material.
•
Net sales decreases reflected reduced stores in operation, with 424 stores in operation as of September 29, 2024 compared to 430 stores in operation as of October 1, 2023.
•
We experienced decreased customer transactions of 8.8% and a lower average sale per transaction of 1.4% in the first nine months of fiscal 2024 compared to the prior year.

Gross Profit. Gross profit decreased by $43.3 million to $183.3 million, or 29.9% of net sales, in the 39 weeks ended September 29, 2024, compared with $226.6 million, or 32.9% of net sales, in the 39 weeks ended October 1, 2023. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $74.6 million, or an unfavorable 10.8%, compared with the first nine months of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 37 basis points compared with the first nine months of last year, primarily reflecting increased promotions, higher clearance sales and shifts in product mix.
•
Store occupancy expense increased by $2.6 million, or an unfavorable 175 basis points as a percentage of net sales, compared with the first nine months of last year.
•
Distribution expense, including costs capitalized into inventory, increased by $1.5 million, or an unfavorable 97 basis points as a percentage of net sales, in the first nine months of fiscal 2024 compared to the prior year. The increase primarily reflected higher trucking expense and decreased costs capitalized into inventory, partially offset by lower employee labor and benefit-related expense and lower fuel expense.

Selling and Administrative Expense. Selling and administrative expense decreased by $5.5 million to $218.6 million, or 35.6% of net sales, in the 39 weeks ended September 29, 2024, compared to $224.1 million, or 32.6% of net sales, in the first nine months of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense decreased by $3.0 million, primarily attributable to decreases in legal expense and company performance-based incentive accruals, partially offset by a non-cash impairment charge of $0.7 million related to an underperforming store.
•
Store-related expense, excluding occupancy, decreased by $2.3 million due primarily to decreases in employee labor expense and credit card fees related to lower sales, partially offset by increases in employee benefit-related expense and higher utility expense. While employee labor expense decreased by $3.4 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our lower year-over-year store-related expense also reflected reduced stores in operation, which declined to 424 stores at the end of the first nine months of fiscal 2024 from 430 stores at the end of the first nine months of fiscal 2023.
•
Our advertising expense decreased by $0.2 million in the first nine months of fiscal 2024 and remains less than half of our pre-pandemic expense level. We expect our expense to continue to benefit from reduced advertising activity in the foreseeable future.

Interest Expense (Income). Interest expense increased by $0.7 million in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 due primarily to higher year-over-year finance lease interest expense as a result of rising interest rates.

Income Tax Expense. The provision for income taxes was $12.5 million and $1.0 million for the first nine months of fiscal 2024 and 2023, respectively. The provision for the first nine months of fiscal 2024 reflected the establishment of a valuation allowance of $21.8 million against the net amount of deferred tax assets as well as a pre-tax loss in the current year. See Note 8 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion of our evaluation of deferred tax assets.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of September 29, 2024, we had $4.0 million of cash compared to $17.9 million of cash as of October 1, 2023. Our cash flows from operating, investing and financing activities are summarized as follows:

	39 Weeks Ended
	September 29, 2024	October 1, 2023
	(In thousands)
Total cash provided by (used in):
Operating activities	$9,128	$21,064
Investing activities	(8,827)	(8,186)
Financing activities	(5,511)	(20,573)
Net decrease in cash and cash equivalents	$(5,210)	$(7,695)

Operating Activities. Operating cash flows for the first nine months of fiscal 2024 and 2023 were a positive $9.1 million and a positive $21.1 million, respectively. The decreased cash flow provided by operating activities for the first nine months of fiscal 2024 compared to the prior year primarily reflected a current year net loss compared with prior year net income, partially offset by reduced funding of merchandise inventory, a smaller decrease in accrued expenses mainly related to company performance-based incentive awards, as well as decreases in sales taxes and property taxes, and a larger decrease in prepaid expense primarily related to insurance and income taxes.

Investing Activities. Net cash used in investing activities for the first nine months of fiscal 2024 and 2023 was $8.8 million and $8.2 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities. Capital expenditures for both periods primarily reflect store-related remodeling, distribution center investments and computer hardware and software purchases.

Financing Activities. Financing cash flows for the first nine months of fiscal 2024 and 2023 were a negative $5.5 million and a negative $20.6 million, respectively. For both periods presented, cash was used to make principal payments on finance lease liabilities and fund dividend payments. Dividend payments in the current year were lower than the prior year, which reflected a reduction of dividends declared from $0.75 per share of outstanding common stock in the first nine months of fiscal 2023 to $0.10 per share of outstanding common stock in the first nine months of fiscal 2024.

As of September 29, 2024 and October 1, 2023, we had no revolving credit borrowings, and $5.2 million and $1.4 million, respectively, of letter of credit commitments outstanding.

In the first nine months of fiscal 2023, we paid three quarterly cash dividends of $0.25 per share of outstanding common stock, and in the fourth quarter of fiscal 2023, we paid a quarterly cash dividend of $0.125 per share of outstanding common stock. In the first half of fiscal 2024, we paid two quarterly cash dividends of $0.05 per share of outstanding common stock. In an effort to provide additional financial flexibility given the uncertain duration of current macroeconomic challenges, our Board of Directors suspended the quarterly cash dividend beginning in the third quarter of fiscal 2024.

Periodically, we repurchase our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. Our current share repurchase program authorizes the purchase of up to $25.0 million of our common stock. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We did not repurchase any shares of our common stock in fiscal 2023 or the first nine months of fiscal 2024. Since the inception of our initial share repurchase program in May 2006 through September 29, 2024, we have repurchased a total of 4,186,014 shares for $53.6 million.

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

Future Capital Requirements. We had cash on hand of $4.0 million as of September 29, 2024. We expect capital expenditures for fiscal 2024, excluding non-cash acquisitions, to range from approximately $10.0 million to $14.0 million primarily to fund store-related remodeling, the opening of new stores, distribution center investments and computer hardware and software purchases. For fiscal 2024, we anticipate opening approximately three new stores and closing approximately eleven stores.

Dividends are paid at the discretion of our Board of Directors. In the first half of fiscal 2024, we paid two quarterly cash dividends of $0.05 per share of outstanding common stock. In an effort to provide additional financial flexibility given the uncertain duration of current macroeconomic challenges, our Board of Directors suspended the quarterly cash dividend beginning in the third quarter of fiscal 2024.

As of September 29, 2024, a total of $20.9 million remained available for share repurchases under our new share repurchase program. We did not repurchase any shares of our common stock in the first nine months of fiscal 2024. We consider several factors in determining when and if we make share repurchases including, among other things, our alternative cash requirements, existing business conditions and the market price of our stock.

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

In the first nine months of fiscal 2024 and 2023, we had zero borrowings under our revolving credit facility. In October 2024, the Company resumed borrowings on the revolving credit facility.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we consider our estimates on valuation of merchandise inventory and valuation of long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended September 29, 2024.

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

Throughout most of fiscal 2023, we experienced greater inflation in the cost of products that we purchase for resale than in previous years, although product cost inflation moderated later in the year and into fiscal 2024. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2023 and the first nine months of fiscal 2024, we also experienced increased wage rate pressure as a result of competition for labor in certain markets and we expect these dynamics to continue throughout the remainder of fiscal 2024. Broad-based inflationary pressures adversely impacted many categories of costs and expenses, including shipping costs, during fiscal 2023 and the first nine months of fiscal 2024. This impact is expected to continue during the remainder of fiscal 2024.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the impacts of COVID-19 on our business operations, global supply chain disruptions resulting from the ongoing conflicts in Ukraine and the Middle East, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets, our ability to reverse valuation allowances on deferred tax assets, and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 29, 2024, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a settlement in both cases and established a cumulative indemnity reserve of $1.5 million. The settlement has been approved by the Court and the Company deposited the settlement funds with the settlement administrator on October 4, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 29, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: October 30, 2024	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 30, 2024	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)