Form 10-K
period 2024-12-29
BIG 5 SPORTING GOODS Corp
filed 2025-02-26
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $63,299,526 as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock on the NASDAQ Stock Market LLC reported for June 28, 2024. Shares of common stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates of the registrant under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The registrant had 22,687,585 shares of common stock outstanding at February 18, 2025.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of public health issues (including COVID-19 or any potential variants), on Big 5’s business operations, including as a result of regulations that may be issued in response to such public health issues, global supply chain disruptions resulting from the ongoing conflicts in Ukraine and the Middle East, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in Big 5’s specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties, as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of Big 5’s e-commerce platform or cannibalization of sales from Big 5’s existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to Big 5’s historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets, our ability to reverse valuation allowances on deferred tax assets, and economic conditions in general. Those and other risks and uncertainties are more fully described in Part I, Item 1A, Risk Factors, in this report. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

PART I

ITEM 1. BUSINESS

General

Big 5 Sporting Goods Corporation (“we,” “our,” “us” or the “Company”) is a leading sporting goods retailer in the western United States, operating 422 stores and an e-commerce platform under the “Big 5 Sporting Goods” name as of December 29, 2024. Throughout this section, our fiscal years ended December 29, 2024 and December 31, 2023 are referred to as fiscal 2024 and 2023, respectively. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. We supplement our traditional sports merchandise mix with an assortment of other products that we purchase through opportunistic buys of vendor over-stock or close-out merchandise.

We believe that over our 70-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing programs, print advertising in major and local newspapers, and direct mailers designed to generate customer traffic, drive net sales and maintain brand awareness. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

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

Expansion and Store Development

Throughout our operating history, we have generally sought to expand our business with the addition of new stores through a disciplined strategy of controlled growth. Our expansion within the western United States was typically systematic and designed to capitalize on our brand recognition, economical store format and economies of scale related to distribution. Our store opening activity over the past five fiscal years reflects our cautious approach toward store expansion in the current retail environment, which includes increasing e-commerce competition, the COVID-19 pandemic in fiscal 2020 and 2021 and persistent inflationary pressures that occurred in fiscal 2023 and 2024. In the past five fiscal years, we have opened 13 stores including relocations, of which 62% were in California, and we have closed 25 stores as a result of either underperformance, relocation or inability to renegotiate lease terms for certain stores. The following table reflects our store opening, closing and relocation activity during the periods indicated:

	Stores Opened			Stores	Stores	Number of Stores
Year	California	Other Markets	Total	Relocated	Closed (1)	at Period End
2020	—	—	—	—	(4)	430
2021	2	3	5	(2)	(2)	431
2022	2	1	3	(1)	(1)	432
2023	2	—	2	(1)	(3)	430
2024	2	1	3	—	(11)	422

(1)
In the first two months of fiscal 2025 we closed eight stores, lowering our store count to 414 at the end of fiscal February 2025.

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

New store openings typically represent attractive investment opportunities due to the relatively low investment required and the relatively short time necessary before our stores typically become profitable. While the required investment has been relatively low, we have recently experienced inflationary pressures that have led to increasing costs to open a store. Our store format normally requires investments of approximately $1.2 million in fixtures, equipment and leasehold improvements, net of landlord allowances, and approximately $0.3 million in net working capital with limited pre-opening and real estate expense related to leased locations that are built to our specifications. We seek to maximize new store performance by staffing new store management with experienced personnel from our existing stores.

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

Through our 70 years of experience across different demographic, competitive and economic markets, we have refined our merchandising strategy in an effort to offer a selection of products that meets customer demand. Specifically, we continue to strategically refine our merchandise and marketing strategies in order to better align our product mix and promotional efforts with today’s consumer.

The following table illustrates our mix of soft goods, which are non-durable items such as shirts and shoes, and hard goods, which are durable items such as exercise equipment and baseball gloves, as a percentage of net sales. The sales mix for fiscal 2020 reflects the change in consumer demand resulting from the COVID-19 pandemic, including higher sales related to fitness and outdoor recreational activities and reduced sales for team sports and back to school products:

	Fiscal Year
	2024	2023	2022	2021	2020
Hard goods	53.8%	54.0%	54.1%	55.0%	60.2%
Soft goods
Athletic and sport footwear	25.1	25.0	24.8	24.1	22.0
Athletic and sport apparel	21.1	21.0	21.1	20.9	17.8
Total soft goods	46.2	46.0	45.9	45.0	39.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Our buyers, who average 19 years of experience with us, work in collaboration with senior management to determine and enhance product selection, promotion and pricing of our merchandise mix. Management utilizes integrated merchandising, business intelligence analytics, distribution, point-of-sale and financial information systems to continuously refine our merchandise mix, pricing strategy, advertising effectiveness and inventory levels to best serve the needs of our customers.

Advertising and Marketing

Through years of targeted advertising, we have solidified our brand reputation for offering quality products at attractive prices through convenient store locations. We market our products through the effective use of both digital communications as well as print media.

We built our value-based brand through weekly print advertisements beginning in 1955, and we provide print advertisements and other targeted promotional offers through carrier delivery and direct mail. Over the last several years we have been reducing our overall advertising spend. In fiscal 2020, we accelerated the reduction of print advertising in response to the COVID-19 pandemic and our print advertising remained substantially reduced (from pre-pandemic levels) in fiscal 2023 and 2024 as we continued to evaluate our advertising programs.

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

Vendor Relationships

We have developed strong vendor relationships over the past 70 years. We currently purchase merchandise from over 600 vendors. In fiscal 2024, only one vendor represented greater than 5% of our total purchases, at 5.1%. We believe current relationships with our vendors are good. We benefit from the long-term working relationships with vendors that our senior management and our buyers have carefully nurtured throughout our history.

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

Distribution

We operate a 953,000 square-foot distribution center located in Riverside, California, that includes storage and office space and services all of our stores. In 2024, as part of our effort to consolidate operations and manage our expense structure, we moved out of an additional 172,000 square-foot distribution space adjacent to our distribution center that we used for additional capacity. The distribution center warehouse management system is fully integrated with our enterprise-level IT systems and provides comprehensive warehousing and distribution capabilities. We regularly distribute merchandise from our distribution center to our stores using our fleet of leased tractors, as well as contract carriers.

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

Human Capital

We believe the experience and tenure of our professional staff in the retail industry provides advantages in managing the business. The table below indicates the tenure of our professional staff in some of our key functional areas as of December 29, 2024:

	Number of Employees	Average Number of Years With Us
Executive Management	7	38
Vice Presidents	24	24
Buyers	20	19
Store District / Regional Supervisors	48	25
Store Managers	421	12

As of December 29, 2024, we had approximately 7,600 active employees, of which approximately 2,100 were full-time. The General Teamsters, Airline, Aerospace and Allied Employees, Warehousemen, Drivers, Construction, Rock and Sand; Airline Employees, Local Union No. 986, affiliated with the International Brotherhood of Teamsters (“Local 986”) represents approximately 350 hourly employees in our distribution center and select stores. In December 2022, we entered into a five-year collective bargaining agreement with Local 986 for the covered distribution center employees, and in June 2023 we entered into a five-year collective bargaining agreement with Local 986 for a smaller number of covered store employees. Both collective bargaining agreements are retroactive to September 1, 2022, and expire on August 31, 2027. We have not had a strike or work stoppage in over 40 years, although such a disruption could have a significant negative impact on our business operations and financial results. We believe we provide working conditions and wages that are comparable to those offered by other retailers in the sporting goods industry and that employee relations are good.

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

Description of Service Marks and Trademarks

We use the “Big 5” and “Big 5 Sporting Goods” names as service marks in connection with our business operations and have registered these names as federal service marks. The renewal dates for these service mark registrations are in 2025 and 2033, respectively. We have also registered the names Golden Bear, Fit Essentials, Harsh, Pacifica, Rugged Exposure and Sport Essentials as federal trademarks under which we sell a variety of merchandise. The renewal dates for these trademark registrations range from 2026 to 2030. We intend to renew these service mark and trademark registrations if we are still using the marks in commerce and they continue to provide value to us at the time of renewal.

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

Risks Related to Our Business and Industry

Disruptions in the overall economy may adversely impact our business and results of operations.

The retail industry can be greatly affected by macroeconomic factors, including changes in national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. In general, sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, gasoline prices, income, unemployment trends, home values and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. We have experienced, and may continue to experience, increased inflationary pressure on the cost of certain products. Our customers’ purchases of discretionary items, including our products, generally decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. Deterioration of the consumer spending environment can be harmful to our financial condition and results of operations, can adversely affect our ability to comply with covenants under our credit facility and, as a result, negatively impact our ability to make dividend payments, repurchase our stock and open additional stores in the manner that we have in the past. During fiscal 2023 and 2024, competition for labor in certain markets and broad-based inflation has caused us to pay higher wage rates and contributed to increased operating expenses.

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

Some of our competitors have a larger number of stores, greater e-commerce capabilities, access to product that is unavailable to us, or greater financial, distribution, marketing and other resources than we have. If our competitors reduce their prices, it may be difficult for us to retain market share without reducing our prices, which could impact our margins. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. Increased competition in our current markets or the adoption or proliferation by competitors of innovative store formats, aggressive pricing strategies and retail sales methods, such as e-commerce, could cause us to lose market share and could have a material adverse effect on our business.

While e-commerce has generally been a rapidly growing sales channel and an increasing source of competition in the retail industry, sales from our e-commerce channel are not material to our operations. We have no assurance that our e-commerce efforts will prove profitable, whether due to product preferences of online buyers, ability to compete with other (often more established) online retailers, or for other reasons, such as the cannibalization of sales from our existing store base. If we are unable to compete successfully, our operating results may suffer.

A reduction or loss of product from a key supplier could cause our net sales and profitability to suffer.

In fiscal 2024, we purchased merchandise from over 600 vendors, and our 20 largest vendors collectively accounted for 39.3% of our total purchases. One vendor represented greater than 5% of total purchases in fiscal 2024, at 5.1%.

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

We historically utilized print advertising programs that included newspaper inserts, direct mailers and courier-delivered inserts in order to effectively deliver our message to our targeted markets. Newspaper circulation and readership has been declining, and in 2020, in response to the novel coronavirus (“COVID-19”) pandemic, we accelerated the reduction of our print advertising programs. The consumer preferences for certain of our product categories that drove positive sales during the COVID-19 outbreak have not continued after the outbreak has subsided, and we may need to increase advertising and promotional activity from the current historically low levels in an effort to drive customer traffic and sales, which could impact our profitability. If our efforts to evolve our advertising programs fail or we are unable to develop other effective strategies to reach potential customers within our desired markets, awareness of our stores, products and promotions could decline and our net sales could suffer.

Pandemic-related events (including COVID-19 or any potential variants) could in the future disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

As pandemic-related events continue to evolve, we may be further required to restrict the operations of our stores or our distribution facility if recommended or mandated by authorities. If the classification of what is an “essential” business changes in jurisdictions where our stores are located, or the restrictions on retail operations in our markets are reinstituted, or other government regulations are adopted pertaining to how we may operate our stores, we may be required to temporarily close or restrict operations at more, if not all, of our stores, or incur additional expense to operate our stores, which would significantly impact our sales and results of operations. Additionally, if we do not respond appropriately to pandemic-related events, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

Pandemic-related events could also impact our supply chain for products we sell, particularly those products that are sourced from areas affected by pandemic-related events. To the extent one or more of our vendors or shipping or port facilities are negatively impacted by such events, including due to the closure of distribution centers or manufacturing facilities, we may be unable to maintain delivery schedules or adequate inventory in our stores. Future prolonged and sustained delays in product reaching our stores from overseas vendors, particularly during the holiday season, could result in our inability to obtain adequate levels of merchandise inventories to meet our consumers’ needs, which could have an adverse impact on our net sales and profitability.

The extent to which pandemic-related outbreaks impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of an outbreak, the effects of an outbreak on our customers, employees and vendors, the regulatory response and impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Furthermore, the financial condition of our customers and vendors may be adversely impacted by pandemic-related events, which may result in a decrease in discretionary consumer spending and our store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our vendors. These events may, in turn, have a material adverse impact on our business, results of operations, liquidity and financial condition.

Because our stores are concentrated in the western United States, we are subject to regional risks.

Our stores are located in the western United States. Because of this, we are subject to regional risks, such as the economy, including downturns in the housing market, state financial conditions, unemployment and gas prices. Other regional risks include adverse weather and climate conditions, power outages, earthquakes and other natural disasters specific to the states in which we operate. For example, particularly in California where we have a high concentration of stores, seasonal factors such as unfavorable weather conditions or other localized conditions including flooding, drought, fires (such as the recent Palisades and Altadena fires), earthquakes or electricity blackouts could impact our sales, harm our operations and limit our ability to obtain insurance at competitive prices. State and local regulatory compliance, such as with recent minimum wage increases in our market areas, also can impact our financial results. Economic downturns or other adverse regional events could have an adverse impact upon our net sales and profitability and our ability to open additional stores in the manner that we have in the past.

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

Uncharacteristic or significant weather conditions, including the physical impacts of climate change, can affect consumer shopping patterns, particularly for seasonal items, which could lead to lower sales and adversely affect our results of operations. In addition, we have significant operations in certain states where natural disasters are more prevalent. Natural disasters in those states could result in significant physical damage to or closure of one or more of our stores, distribution center, or key vendors. In addition, weather conditions, natural disasters, and other catastrophic events in areas where we or our vendors operate, or depend upon for continued operations, could adversely affect the availability and cost of certain products within our supply chain, affect consumer purchasing power, reduce consumer demand and limit our ability to obtain insurance at competitive prices. Any of these events could adversely affect our results of operations.

The long-term effects of global climate change are expected to be widespread and unpredictable, and potential impacts present a variety of risks. The physical effects of climate change, such as extreme weather conditions, drought, and rising sea levels, could adversely affect our results of operations, including by increasing our energy costs, disrupting our supply chain, negatively impacting our workforce, damaging our stores, distribution center, and inventory, threatening the habitability of the locations in which we operate and limiting our ability to obtain insurance at competitive prices. In addition to physical risks, the potential impacts of climate change also present transitional risks, including regulatory and reputational risks.

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

Risks Related to Our Capital Structure

Our future cash flows may not be sufficient to meet our obligations and we might be unsuccessful in obtaining more financing or refinancing any existing indebtedness.

On December 18, 2024, we entered into an agreement to amend and extend our credit facility with Bank of America, National Association (the “Loan Agreement”). The Loan Agreement has a maturity date of December 18, 2029. As of December 29, 2024, our long-term revolving credit borrowings outstanding were $13.8 million and our total remaining borrowing availability, after subtracting letters of credit, was $130.1 million. Although in recent years we maintained a debt-free position, we have historically maintained a leveraged financial position. This means:

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

If we fail to make any required payment under our revolving credit facility, our debt payments may be accelerated under this agreement. In addition, in the event of bankruptcy, insolvency or a material breach of any covenant contained in our revolving credit facility, our debt may be accelerated. This acceleration could also result in the acceleration of other indebtedness that we may have outstanding at that time and could have other adverse impacts such as limiting our ability to obtain product from vendors.

The level of our indebtedness, and our ability to service our indebtedness, is directly affected by our cash flows from operations. If we are unable to generate sufficient cash flows from operations to meet our obligations, commitments and covenants of our revolving credit facility, we may be required to refinance or restructure our indebtedness, raise additional debt or equity capital, sell material assets or operations, delay or forego expansion opportunities, and terminate dividend payments and share repurchase plans. These alternative strategies might not be effected on satisfactory terms, if at all.

The terms of our revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.

The terms of our revolving credit facility impose operating and financial restrictions on us, including, among other things, covenants that require us to maintain certain availability and fixed-charge coverage ratio thresholds in certain circumstances, restrictions on our ability to incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. For example, our ability to engage in the foregoing transactions will depend upon, among other things, our level of indebtedness at the time of the proposed transaction and whether we are in default under our revolving credit facility. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us and our stockholders without obtaining consent from our lenders. In addition, our revolving credit facility is secured by a perfected security interest in our assets. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

Regulations which took effect January 1, 2024 contributed to our decision to discontinue firearm sales in our California markets. Similar regulations which will take effect July 1, 2025 may also cause us to discontinue firearm and ammunition sales in our Washington state markets or cause us to incur expenses to comply with such regulations. While this impact is expected to be immaterial, as long as we continue to sell firearms in our other markets and firearm-related products in all of our markets we are required to comply with federal, state and local laws and regulations pertaining to the purchase, storage, transfer and sale of such products. These laws and regulations require us to, among other things, obtain and maintain federal, state or local permits or licenses in order to sell firearms or ammunition, ensure that certain employees obtain licenses to sell firearms or ammunition, ensure that all purchasers of firearms are subjected to a pre-sale background check and other requirements, record the details of each firearm sale on appropriate government-issued forms, record each receipt or transfer of a firearm at our distribution center or any store location on acquisition and disposition records, and maintain these records for a specified period of time. Additionally, in certain jurisdictions we are required to obtain a license to sell ammunition or record the details of each ammunition sale and maintain these records for a specified period of time. We also are required to timely respond to traces of firearms by law enforcement agencies. Over the past several years, the purchase and sale of firearm-related products has been the subject of increased federal, state and local regulation, such as new minimum age restriction laws, ammunition sales laws, and new security laws. These regulatory efforts are likely to continue in our current markets and other markets into which we may expand. If enacted, new laws and regulations could limit the types of firearm-related products that we are permitted to purchase and sell, impose new restrictions and requirements on the manner in which we purchase, sell and store these products, increase regulatory fees charged to the consumer and impact our ability to offer these products in certain retail locations or markets. If we fail to comply with existing or newly enacted laws and regulations relating to the purchase and sale of firearm-related products, our permits or licenses to sell firearm-related products at our stores or maintain inventory of firearm-related products at our distribution center may be suspended or revoked. We may also incur losses related to these products if we fail to obtain or timely renew a necessary license. If this occurs, our net sales and profitability could suffer. Further, complying with increased regulation relating to the sale of firearm-related products could cause our operating expense to increase and this could adversely affect our results of operations.

Risks Related to Investing in Our Common Stock

The declaration of discretionary dividend payments or the repurchase of our common stock pursuant to our share repurchase program may not continue.

We have historically paid quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of us and our stockholders. Our dividend policy may be affected by, among other items, business conditions, our financial condition, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, we are not obligated to make any purchases pursuant to the share repurchase program authorized by our Board of Directors and we may reduce the amount of purchases we make under the program or discontinue the program at any time. As of December 29, 2024, our Loan Agreement with Bank of America restricted future cash dividend payments and share repurchases until certain fixed charge coverage ratio requirements are met.

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

During fiscal 2023 and 2024 we experienced competition for qualified employees in certain markets, requiring us to pay higher wages. In the future, increases in the cost of living in our market areas could require us to pay higher wages and benefits to attract a sufficient number of qualified employees and increases in the minimum wage or other employee benefit costs could increase our operating expense. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results may suffer.

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

Our management has significant experience in managing and leading IT and cybersecurity teams. The VP of the InfoSec Team holds several industry certifications including the Certified Information Security Manager (“CISM”), Certified Information Privacy Manager (“CIPM”) and the GIAC Strategic Planning, Policy, and Leadership (“GSTRT”) certifications. Prior to joining us, the VP of InfoSec helped to successfully develop and maintain security, compliance and privacy programs for two multi-national organizations. Our CIO has held this position for eight years, was the original designer of our security and compliance programs and has provided oversight of our security program for over 20 years.

ITEM 2. PROPERTIES

Properties

Our primary corporate headquarters are located at 2525 East El Segundo Boulevard, El Segundo, California 90245, with a satellite office located nearby at 2401 East El Segundo Boulevard, El Segundo, California 90245. We lease 55,000 square feet of office and adjoining retail space related to our primary corporate headquarters, and we lease 9,400 square feet related to our satellite office. The lease for the primary corporate headquarters is scheduled to expire on February 28, 2026 and provides us with one five-year renewal option. We terminated the lease for 3,500 square feet of our satellite office as of February 29, 2024 as part of our effort to consolidate operations and manage our expense structure. The lease for the remainder of the satellite office is scheduled to expire on February 28, 2026 and provides us with no remaining options.

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

Our distribution facility is located in Riverside, California and has 953,000 square feet of warehouse and office space. Our lease for the distribution center is scheduled to expire on August 31, 2030 and provides us with no remaining options. In 2024, as part of our effort to consolidate operations and manage our expense structure, we moved out of an additional 172,000 square-foot distribution space adjacent to our distribution center that we used for additional capacity. Our lease for this additional facility expired in August 2024.

We lease all of our retail store sites. Most of our store leases contain multiple fixed-price renewal options having a typical duration of five years per option. As of December 29, 2024, of our total store leases, 100 leases are due to expire in the next five years without renewal options. We intend to renegotiate most of these leases as they expire, either for existing store locations or new leases for substantially equivalent locations in the same general area.

Our Stores

Throughout our history, we have focused on operating traditional, full-line sporting goods stores. Our stores generally range from 8,000 to 15,000 square feet and average approximately 12,000 square feet. Our typical store is located in either a free-standing street location or a multi-store shopping center. Our numerous convenient locations and accessible store format encourage frequent customer visits, resulting in approximately 18.0 million sales transactions and an average transaction size of approximately $44 in fiscal 2024. The following table details our store locations by state as of December 29, 2024:

State	Year Entered	Number of Stores	Percentage of Total Number of Stores
California	1955	220	52.1%
Washington	1984	44	10.4
Arizona	1993	41	9.7
Oregon	1995	27	6.4
Colorado	2001	20	4.8
New Mexico	1995	19	4.5
Nevada	1978	19	4.5
Utah	1997	18	4.3
Idaho	1994	11	2.6
Texas	1995	2	0.5
Wyoming	2010	1	0.2
Total		422	100.0%

(1)
In the first two months of fiscal 2025 we closed eight stores, lowering our store count to 414 at the end of fiscal February 2025.

Our same store sales per square foot were approximately $162 for fiscal 2024.

ITEM 3. LEGAL PROCEEDINGS

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a settlement in both cases and established a cumulative indemnity reserve of $1.5 million. The settlement was approved by the Court and the Company deposited the settlement funds with the settlement administrator on October 4, 2024.

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

As of February 18, 2025, there were 22,687,585 shares of common stock outstanding held by 523 holders of record.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors, as long as such payments are not restricted by our Loan Agreement. In the first half of fiscal 2024, we paid aggregate cash dividends of $0.10 per share, or $0.05 per share per quarter, of outstanding common stock. In an effort to provide additional financial flexibility given the uncertain duration of current macroeconomic challenges, our Board of Directors suspended the quarterly cash dividend beginning in the third quarter of fiscal 2024.

The Loan Agreement governing our revolving credit facility imposes restrictions on our ability to make dividend payments. For example, our ability to pay cash dividends on our common stock will depend upon, among other things, our compliance with certain availability and fixed charge coverage ratio requirements at the time of the proposed dividend or distribution, and whether we are in default under the agreement. As of December 29, 2024, our Loan Agreement restricted future cash dividend payments until certain fixed charge coverage ratio requirements are met. Our future dividend policy will also depend on the requirements of any future credit or other financing agreements to which we may be a party and other factors considered relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) fiscal years ended December 29, 2024 and December 31, 2023 are referred to as fiscal 2024 and 2023, respectively. The following discussion and analysis of our financial condition and results of operations for the years presented includes information with respect to our plans and strategies for our business and should be read in conjunction with the consolidated financial statements and related notes, the risk factors and the cautionary statement regarding forward-looking information included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2024 and fiscal 2023 each included 52 weeks.

Overview

We are a leading sporting goods retailer in the western United States, operating 422 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of December 29, 2024. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Through our e-commerce platform, we also offer selected products online. E-commerce sales for fiscal 2024 and 2023 were not material. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

We believe that over our 70-year history we have developed a reputation with the competitive and recreational sporting goods customer as a convenient neighborhood sporting goods retailer that consistently delivers value on quality merchandise. Our stores carry a wide range of products at competitive prices from well-known brand name manufacturers, including adidas, Coleman, Columbia, Everlast, New Balance, Rawlings, Skechers, Spalding, Under Armour and Wilson. We also offer brand name merchandise produced exclusively for us, private label merchandise and specials on quality items we purchase through opportunistic buys of vendor over-stock and close-out merchandise. We reinforce our value reputation through digital marketing and periodic print advertising in major and local newspapers and direct mailers, in an effort to generate customer traffic, drive sales and build brand awareness. Over the last several years we have been reducing our overall advertising spend and also shifting our advertising spend away from print media towards digital advertising, which we believe allows us to more effectively manage our advertising expense. We also maintain social media sites to enhance distribution capabilities for our promotional offers and to enable communication with our customers.

Throughout our history, we have emphasized controlled growth. Our store openings during recent years reflect our cautious approach toward store expansion in the current retail environment, which includes increasing e-commerce competition. The following table summarizes our store count for the periods presented:

	Fiscal Year
	2024	2023
Beginning of period	430	432
New stores (1)	3	2
Stores relocated	—	(1)
Stores closed (2)	(11)	(3)
End of period	422	430
Stores opened (closed) per year, net	(8)	(2)

(1)
Stores that are relocated are classified as new stores. Sales from the prior location are treated as sales from a closed store and thus are excluded from same store sales calculations.
(2)
In the first two months of fiscal 2025 we closed eight stores, lowering our store count to 414 at the end of fiscal February 2025.

For fiscal 2025, we do not anticipate opening any new stores and we anticipate closing approximately 15 stores (including eight stores that we closed in the first two months of fiscal 2025).

Executive Summary

Our increased net loss for fiscal 2024 compared to fiscal 2023 was mainly attributable to reduced net sales, partially offset by lower selling and administrative expense year over year. We believe the decrease in net sales in fiscal 2024 reflected a variety of factors, including significant inflationary pressures which dampened consumer sentiment and reduced demand for discretionary products.

•
Net sales for fiscal 2024 decreased 10.1% to $795.5 million compared to $884.7 million for fiscal 2023. The decrease in net sales reflects a decline of 9.4% in same store sales when compared with fiscal 2023. We believe our lower same store sales in fiscal 2024 in part reflected significant inflationary pressures that negatively impacted consumer demand as well as reduced store count, which contributed to reduced net sales across each of our major merchandise categories of hardgoods, apparel and footwear.
•
Gross profit for fiscal 2024 represented 29.5% of net sales, compared with 32.3% in the prior year. Merchandise margins decreased an unfavorable 34 basis points compared with the prior year, and store occupancy expense and distribution expense, including costs capitalized into inventory, as a percentage of net sales were higher compared with fiscal 2023. While merchandise margins decreased year over year, they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for fiscal 2024 decreased 2.2% to $290.1 million, or 36.5% of net sales, compared to $296.6 million, or 33.5% of net sales, for fiscal 2023. The reduction in selling and administrative expense primarily reflects decreases in employee labor, legal expense, company performance-based incentive accruals and operational expenses resulting from a lower store count, partially offset by certain higher operational expense impacted by inflation.
•
Net loss for fiscal 2024 was $69.1 million, or $3.15 per basic share, compared to net loss of $7.1 million, or $0.33 per basic share, for fiscal 2023. The increased loss primarily reflected lower net sales and a non-cash charge for the establishment of a valuation allowance related to deferred tax assets, partially offset by the favorable impact of lower selling and administrative expense year over year.

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

•
Operating cash flow for fiscal 2024 was a negative $11.4 million compared to a positive $18.5 million in the prior year. The decreased operating cash flow was primarily due to decreased net income.
•
Capital expenditures for fiscal 2024 decreased slightly to $10.9 million from $11.0 million in fiscal 2023. We do not anticipate opening any new stores in fiscal 2025, after opening three new stores in fiscal 2024.
•
We had cash of $5.4 million and $9.2 million as of December 29, 2024 and December 31, 2023, respectively. In the fourth quarter of fiscal 2024, we resumed borrowings under our credit facility since the full pay-down of outstanding balances under the credit facility in the third quarter of fiscal 2020 with a balance outstanding of $13.8 million as of December 29, 2024.
•
We paid cash dividends in fiscal 2024 of $2.8 million, or $0.10 per share, compared with $19.8 million, or $0.875 per share, in fiscal 2023. The decrease in dividend payments reflected the suspension of our quarterly cash dividend in the second half of fiscal 2024.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations by dollar and as a percentage of our net sales, and other financial data, for the periods indicated:

	Fiscal Year (1)
	2024		2023
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$795,468	100.0%	$884,745	100.0%
Cost of sales (2)	560,971	70.5	598,901	67.7
Gross profit	234,497	29.5	285,844	32.3
Selling and administrative expense (3)	290,065	36.5	296,578	33.5
Operating loss	(55,568)	(7.0)	(10,734)	(1.2)
Interest expense (income)	1,000	0.1	(153)	0.0
Loss before income taxes	(56,568)	(7.1)	(10,581)	(1.2)
Income tax expense (benefit)	12,504	1.6	(3,498)	(0.4)
Net loss	$(69,072)	(8.7)%	$(7,083)	(0.8)%
Other Financial Data:
Net sales change		(10.1)%		(11.1)%
Same store sales change (4)		(9.4)%		(11.2)%

(1)
Fiscal 2024 and 2023 each included 52 weeks.
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

Fiscal 2024 Compared to Fiscal 2023

Net Sales. Net sales decreased by $89.2 million, or 10.1%, to $795.5 million for fiscal 2024 from $884.7 million for fiscal 2023. The change in net sales was primarily attributable to the following:

•
Same store sales decreased by $81.0 million, or 9.4%, for fiscal 2024 versus the comparable prior-year period. We believe the decrease in same store sales reflected the following:
o
Our markets were influenced by a continuation of significant and persistent inflationary pressures that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales.
o
Our markets also reflected a reduction in store count from 430 stores in fiscal 2023 to 422 stores in fiscal 2024.
o
In the fourth quarter of fiscal 2024 and 2023, we experienced unfavorable winter weather conditions across a large part of our market, with unseasonably warm weather adversely impacting sales of our winter-related products.
o
Our lower same store sales in fiscal 2024 reflected a decrease in each of our major merchandise categories of hardgoods, apparel and footwear.
o
Same store sales are made on a comparable-week basis. Same store sales comparisons exclude sales from stores permanently closed, or stores in the process of permanently closing, during the comparable periods. Sales from e-commerce in fiscal 2024 and 2023 were not material.
•
We experienced decreased customer transactions of 7.8% and a lower average sale per transaction of 1.6% in fiscal 2024 compared to the prior year.

Gross Profit. Gross profit decreased by $51.3 million to $234.5 million, or 29.5% of net sales, in fiscal 2024 from $285.8 million, or 32.3% of net sales, in fiscal 2023. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $89.2 million, or 10.1%, in fiscal 2024 compared to the prior year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 34 basis points compared with fiscal 2023, when merchandise margins were unchanged over the prior year. While merchandise margins decreased year over year they remained healthy and continued to compare favorably to pre-pandemic levels.

•
Store occupancy expense increased by $2.6 million, or an unfavorable 160 basis points as a percentage of net sales, compared with last year.
•
Distribution expense, including costs capitalized into inventory, increased by $1.2 million, or an unfavorable 83 basis points as a percentage of net sales, compared to the prior year. The increase in expense primarily reflected decreased costs capitalized into inventory and higher trucking expense, partially offset by lower employee labor and benefit-related expense and lower fuel expense.

Selling and Administrative Expense. Selling and administrative expense decreased by $6.5 million, or 2.2%, to $290.1 million, or 36.5% of net sales, in fiscal 2024 from $296.6 million, or 33.5% of net sales, in fiscal 2023. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense decreased by $3.8 million, primarily attributable to reduced legal expense, company performance-based incentive accruals and employee labor and associated staffing expense in the current fiscal year, partially offset by an increase in employee benefit-related expense primarily related to health and welfare benefits.
•
Store-related expense, excluding occupancy, decreased by $2.8 million, due largely to reductions in employee labor expense and credit card fees attributable to lower sales, partially offset by increases in employee benefit-related expense and higher utility expense. While employee labor expense decreased by $4.1 million, mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that include the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain other markets in which we operate resulting in higher wage rates. Our lower year-over-year store-related expense also reflected reduced stores in operation, which declined to 422 stores at the end of fiscal 2024 from 430 stores at the end of fiscal 2023.
•
Advertising expense increased by $0.1 million and remains less than half of our pre-pandemic expense level.

Interest Expense (Income). Interest expense increased by $1.2 million in fiscal 2024 compared to fiscal 2023 due primarily to higher year-over-year lease interest expense as a result of additional leases and rising overall interest rates, combined with decreased interest income.

Income Tax Expense (Benefit). Income tax expense of $12.5 million for fiscal 2024 compared to a benefit of $3.5 million for fiscal 2023, primarily reflecting the establishment of a valuation allowance related to deferred tax assets in fiscal 2024.

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

We ended fiscal 2024 and 2023 with $5.4 million and $9.2 million of cash, respectively, and $13.8 million in revolving credit borrowings as of the end of fiscal 2024. The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year
	2024	2023
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(11,372)	$18,538
Investing activities	(10,852)	(10,962)
Financing activities	18,441	(23,940)
Net decrease in cash and cash equivalents	$(3,783)	$(16,364)

For fiscal 2024, we believe our lower net same store sales in part reflected a continuation of significant and persistent inflationary pressures that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales. In response to weak sales, during fiscal 2024 we further reduced our merchandise inventory levels. Despite our reduction in year-over-year working capital, our operating cash flow for fiscal 2024 declined from fiscal 2023 due primarily to our lower net same store sales and resulting increased loss for the period.

For fiscal 2023, we believe our lower net same store sales in part reflected a continuation of significant and persistent inflationary pressures and heightened recessionary concerns that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales. Consequently, after replenishing depleted merchandise inventory levels in fiscal 2022, in response to lower sales for fiscal 2023 we reduced our merchandise inventory balances. The increase in our operating cash flow for fiscal 2023 compared to the prior year primarily reflected our reduced funding of merchandise inventory partially offset by lower net income.

Operating Activities. Operating cash flows for fiscal 2024 and 2023 were a negative $11.4 million and a positive $18.5 million, respectively. The decreased cash flow from operating activities in fiscal 2024 compared to fiscal 2023 primarily reflects decreased net income, partially offset by a larger decrease in prepaid expense primarily related to insurance and income taxes and a smaller decrease in accrued expense related primarily to employee performance-based incentives and sales taxes accruals.

Investing Activities. Net cash used in investing activities for fiscal 2024 and 2023 was $10.9 million and $11.0 million, respectively. Capital expenditures, excluding non-cash acquisitions, represented substantially all of the cash used in investing activities for each period. Our capital expenditures primarily reflect store-related remodeling, new store openings, distribution center investments and computer hardware and software purchases. Capital expenditures by category are as follows:

	Fiscal Year
	2024	2023
	(In thousands)
Store-related remodels	$6,913	$6,740
New stores	2,518	2,262
Computer hardware, software and other	487	1,063
Distribution center	1,030	957
Total	$10,948	$11,022

Capital expenditures in the fiscal years presented included investment in existing store remodeling to support our merchandising initiatives and enhancement of information security measures to support our infrastructure. Our capital expenditures included two new stores, including relocations, in fiscal 2024 and three new stores, including relocations, in fiscal 2023.

Financing Activities. Financing cash flows for fiscal 2024 and 2023 were a positive $18.4 million and a negative $23.9 million, respectively. For fiscal 2024, net cash was provided primarily from borrowings under our credit facility and reduced funding of outstanding checks, partially offset by cash used to make principal payments on finance lease liabilities and fund dividend payments. For fiscal 2023, net cash was used primarily to fund dividend payments and make principal payments on finance lease liabilities.

As of December 29, 2024, we had revolving credit borrowings of $13.8 million and letter of credit commitments of $6.1 million outstanding. These balances compare to no revolving credit borrowings and letter of credit commitments of $2.0 million outstanding as of December 31, 2023.

In fiscal 2024 and 2023 we paid cash dividends of $0.10 and $0.875 per share of outstanding common stock, respectively. The decrease in dividend payments in the current fiscal year reflected the suspension of our quarterly cash dividend in the second half of fiscal 2024. As of December 29, 2024, our Loan Agreement with Bank of America restricted future cash dividend payments until certain fixed charge coverage ratio requirements are met.

Periodically, we have repurchased our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. In the first quarter of fiscal 2022, our Board of Directors authorized a new share repurchase program of up to $25.0 million of our common stock, which replaced the previous share repurchase program. As of December 29, 2024, a total of $20.9 million remained available for share repurchases under our new share repurchase program. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We did not repurchase any shares of common stock in fiscal 2024 or 2023. Since the inception of our initial share repurchase program in May 2006 through December 29, 2024, we have repurchased a total of 4,186,014 shares for $53.6 million. As of December 29, 2024, our Loan Agreement with Bank of America restricted future repurchases of our common stock until certain fixed charge coverage ratio requirements are met.

Loan Agreement. On December 18, 2024, we entered into an agreement to amend and extend our credit facility with Bank of America, N.A. (“BofA”), as administrative agent and lender (the “Loan Agreement”). The Loan Agreement has a maturity date of December 18, 2029 and amends and restates our prior financing agreement with BofA. Similar to the prior financing agreement, the Loan Agreement provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. We may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Loan Agreement will have the option to increase the commitment to accommodate the requested increase. If such existing lenders do not exercise that option, we may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

We may borrow under the Loan Agreement from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate committed availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Line Cap”). As defined in the Loan Agreement, the “Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of eligible credit card receivables; plus (b) the lesser of (i) the value of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 75.00%, or (ii) the value of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the value of eligible in-transit inventory, net of inventory reserves, multiplied by 75.00%, or (ii) the value of eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory); minus (d) certain agreed upon reserves as well as other reserves established by BofA in its role as the administrative agent in its reasonable discretion.

Generally, we may designate specific borrowings under the Loan Agreement as either base rate loans or term SOFR rate loans. The applicable interest rate on our borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as term SOFR rate loans bear interest at a rate equal to the then applicable adjusted SOFR rate plus an applicable margin as shown in the tables below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate”, (b) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), or (c) the term SOFR rate, plus one percentage point (1.00%). As set forth below, the applicable margin for all loans is a function of (i) the Average Daily Availability for the preceding fiscal quarter, and (ii) whether the “Financial Covenant Conversion Date” has occurred by achieving a fixed charge coverage ratio of at least 1.00 to 1.00 for a period of six (6) consecutive months, as measured on a trailing 12-month basis.

Level	Average Daily Availability	Base Rate Applicable Margin	SOFR Rate Applicable Margin
I	Greater than or equal to $112,500,000	0.750%	1.750%
II	Greater than or equal to $70,000,000 but less than $112,500,000	0.875%	1.875%
III	Greater than or equal to $45,000,000 but less than $70,000,000	1.000%	2.000%
IV	Less than $45,000,000	1.125%	2.125%

For the period commencing on the Financial Covenant Conversion Date and continuing thereafter, the applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	Base Rate Applicable Margin	SOFR Rate Applicable Margin
I	Greater than or equal to $70,000,000	0.750%	1.750%
II	Less than $70,000,000	1.000%	2.000%

As set forth below, the Loan Agreement requires us to pay a commitment fee assessed on the unused portion of the credit facility at the unused line fee rate specified below, which is a function of credit facility utilization, calculated as the daily average revolver usage for the month as a percentage of the applicable commitments during the preceding calendar month.

Through Financial Covenant Conversion Date
Utilization	Unused Line Fee Rate
Greater than or equal to 50%	0.250%
Less than 50%	0.375%

After Financial Covenant Conversion Date
Utilization	Unused Line Fee Rate
Greater than or equal to 50%	0.200%
Less than 50%	0.250%

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of our assets. The Loan Agreement contains covenants that require us to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances after the Financial Covenant Conversion Date, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. We may generally declare or pay cash dividends or repurchase stock only if, among other things, the Financial Covenant Conversion Date has occurred, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against us, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events. The Loan Agreement also requires us to use BofA and its affiliates as our primary depository institution for all cash management and treasury needs.

The following table provides information about our revolving credit borrowings as of and for the periods indicated:

	Fiscal Year
	2024	2023
	(Dollars in thousands)
Fiscal year-end balance	$13,756	$—
Average interest rate	7.6%	—
Maximum outstanding during the year	$31,958	$—
Average outstanding during the year	$16,872	$—

Future Capital Requirements. We had cash of $5.4 million as of December 29, 2024. We expect capital expenditures for fiscal 2025, excluding non-cash acquisitions, to range from approximately $4.0 million to $8.0 million, primarily to fund store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2025, we do not anticipate opening any new stores and we anticipate closing approximately 15 stores.

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

As of the end of fiscal 2024, we had $13.8 million of borrowings under our revolving credit facility and letter of credit commitments of $6.1 million outstanding, and as of the end of fiscal 2023, we had no borrowings under our revolving credit facility and letter of credit commitments of $2.0 million outstanding.

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

We record valuation reserves on a quarterly basis for merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. These reserves are estimates of a reduction in value to reflect inventory valuation at the lower of cost or net realizable value. Factors included in determining slow-moving or obsolescence reserve estimates include recent customer demand, merchandise aging, seasonal trends and decisions to discontinue certain products. Because of our merchandise mix, we have not historically experienced significant occurrences of obsolescence. Our inventory valuation reserves for damaged and defective merchandise, slow-moving or obsolete merchandise and for lower of cost or net realizable value provisions totaled $2.7 million and $2.2 million as of December 29, 2024 and December 31, 2023, respectively, representing approximately 1% of our merchandise inventory for both periods.

A 10% change in our inventory valuation reserves estimate in total as of December 29, 2024, would result in a change in reserves of $0.3 million and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our inventory reserves.

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

Our evaluation resulted in impairment charges recognized in fiscal 2024 and 2023 of $0.8 million and $0.6 million, respectively.

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

In fiscal 2023 and 2024, we experienced significant inflation in the cost of products that we purchase for resale. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. In fiscal 2023 and 2024, we experienced broad-based inflationary pressures which adversely impacted many categories of costs and expenses, including increased wage-rate pressures, and which are expected to continue during fiscal 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2024. Based on such evaluation, our CEO and CFO have concluded that, as of December 29, 2024, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2024, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 29, 2024, we maintained effective internal control over financial reporting. The attestation report issued by Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

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

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2025

ITEM 9B. OTHER INFORMATION

During the fiscal year ended December 29, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2024.

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

10.17

Loan, Guaranty and Security Agreement, dated as of February 24, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., the financial institutions party to the Agreement from time to time as lenders, and Bank of America, N.A., as agent. (17)

10.18

First Amendment to Loan, Guaranty and Security Agreement, dated as of November 22, 2021 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (18)

10.19

Second Amendment to Loan, Guaranty and Security Agreement, dated as of October 19, 2022 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (19)

10.20

Third Amendment to Loan, Guaranty and Security Agreement, dated as of May 16, 2023 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as agent and lender. (20)

10.21

First Amended and Restated Loan, Guaranty and Security Agreement, dated as of December 18, 2024 among Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp., and Bank of America, N.A., as sole agent and lender. (21)

19.1	Insider Trading Policy. (22)

21.1	Subsidiaries of Big 5 Sporting Goods Corporation. (4)

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. (23)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (23)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (23)

32.1	Section 1350 Certification of Chief Executive Officer. (23)

32.2	Section 1350 Certification of Chief Financial Officer. (23)

97.1	Clawback Policy. (22)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document. (23)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document. (23)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (23)

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
(19)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on November 2, 2022.
(20)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by Big 5 Sporting Goods Corporation on August 2, 2023.
(21)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on December 23, 2024.
(22)
Incorporated by reference to the Annual Report on Form 10-K filed by Big 5 Sporting Goods Corporation on February 28, 2024.
(23)
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: February 26, 2025	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President, Chief Executive Officer and Director of the Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Steven G. Miller	Chairman of the Board of Directors,	February 26, 2025
Steven G. Miller	President, Chief Executive Officer and
Director of the Company
(Principal Executive Officer)

/s/ Barry D. Emerson	Executive Vice President,	February 26, 2025
Barry D. Emerson	Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

/s/ Colleen B. Brown	Director of the Company	February 24, 2025
Colleen B. Brown

/s/ Stephen E. Carley	Director of the Company	February 25, 2025
Stephen E. Carley

/s/ Lily W. Chang	Director of the Company	February 24, 2025
Lily W. Chang

/s/ Jennifer H. Dunbar	Director of the Company	February 24, 2025
Jennifer H. Dunbar

/s/ Van B. Honeycutt	Director of the Company	February 24, 2025
Van B. Honeycutt

/s/ David R. Jessick	Director of the Company	February 24, 2025
David R. Jessick

BIG 5 SPORTING GOODS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Big 5 Sporting Goods Corporation
El Segundo, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the fiscal years ended December 29, 2024 and December 31, 2023, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the fiscal years ended December 29, 2024 and December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Inventory — Valuation of merchandise inventories, net for slow-moving or obsolete merchandise reserves — Refer to Note 2 to the financial statements

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

February 26, 2025

We have served as the Company’s auditor since 2007.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$5,418	$9,201
Accounts receivable, net of allowances of $59 and $48, respectively	10,252	9,163
Merchandise inventories, net	260,307	275,759
Prepaid expenses	10,192	16,052
Total current assets	286,169	310,175
Operating lease right-of-use assets, net	261,887	253,615
Property and equipment, net	51,788	58,595
Deferred income taxes	—	13,427
Other assets, net of accumulated amortization of $3,127 and $1,954, respectively	9,522	8,871
Total assets	$609,366	$644,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,728	$55,201
Accrued expenses	58,946	61,283
Current portion of operating lease liabilities	70,288	70,372
Current portion of finance lease liabilities	3,642	3,843
Total current liabilities	202,604	190,699
Operating lease liabilities, less current portion	202,894	191,178
Finance lease liabilities, less current portion	8,558	11,856
Long-term debt	13,756	—
Other long-term liabilities	5,943	6,536
Total liabilities	433,755	400,269
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 26,998,880 and 26,747,617 shares, respectively; outstanding 22,691,625 and 22,440,362 shares, respectively	269	267
Additional paid-in capital	131,215	128,737
Retained earnings	98,384	169,667
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	175,611	244,414
Total liabilities and stockholders' equity	$609,366	$644,683

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Net sales	$795,468	$884,745
Cost of sales	560,971	598,901
Gross profit	234,497	285,844
Selling and administrative expense	290,065	296,578
Operating loss	(55,568)	(10,734)
Interest expense (income)	1,000	(153)
Loss before income taxes	(56,568)	(10,581)
Income tax expense (benefit)	12,504	(3,498)
Net loss	$(69,072)	$(7,083)
Loss per share:
Basic	$(3.15)	$(0.33)
Diluted	$(3.15)	$(0.33)
Weighted-average shares of common stock outstanding:
Basic	21,947	21,749
Diluted	21,947	21,749

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of January 1, 2023	22,184,495	$264	$126,512	$196,265	$(54,257)	$268,784
Net loss	—	—	—	(7,083)	—	(7,083)
Dividends on common stock ($0.875 per share)	—	—	—	(19,515)	—	(19,515)
Issuance of nonvested share awards	327,112	3	(3)	—	—	—
Exercise of share option awards	39,325	1	116	—	—	117
Share-based compensation	—	—	2,738	—	—	2,738
Forfeiture of nonvested share awards	(30,505)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(80,065)	(1)	(626)	—	—	(627)
Balance as of December 31, 2023	22,440,362	$267	$128,737	$169,667	$(54,257)	$244,414
Net loss	—	—	—	(69,072)	—	(69,072)
Dividends on common stock ($0.10 per share)	—	—	—	(2,211)	—	(2,211)
Issuance of nonvested share awards	366,660	3	(3)	—	—	—
Exercise of share option awards	5,725	—	12	—	—	12
Share-based compensation	—	—	2,779	—	—	2,779
Forfeiture of nonvested share awards	(34,225)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(86,897)	(1)	(310)	—	—	(311)
Balance as of December 29, 2024	22,691,625	$269	$131,215	$98,384	$(54,257)	$175,611

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(69,072)	$(7,083)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	17,952	18,315
Impairment of long-lived assets	835	631
Share-based compensation	2,779	2,738
Amortization of other assets	1,173	595
Gain on disposal of assets	(55)	—
Noncash lease expense	68,852	70,060
Proceeds from insurance recovery - lost profit margin and expenses	—	619
Gain on recovery of insurance proceeds - lost profit margin and expenses	(25)	(299)
Gain on recovery of insurance proceeds - property and equipment	(933)	(25)
Deferred income taxes	13,427	(3,436)
Changes in operating assets and liabilities:
Accounts receivable, net	194	2,752
Merchandise inventories, net	15,452	27,734
Prepaid expenses and other assets	5,449	(2,371)
Accounts payable	1,277	(11,846)
Operating lease liabilities	(65,984)	(71,435)
Accrued expenses and other long-term liabilities	(2,693)	(8,411)
Net cash (used in) provided by operating activities	(11,372)	18,538

Cash flows from investing activities:
Purchases of property and equipment	(10,948)	(11,022)
Proceeds from insurance recovery - property and equipment	—	60
Proceeds from disposal of property and equipment	96	—
Net cash used in investing activities	(10,852)	(10,962)

Cash flows from financing activities:
Principal borrowings under revolving credit facility	54,850	—
Principal payments under revolving credit facility	(41,094)	—
Changes in book overdraft	13,245	(130)
Debt issuance costs paid	(1,413)	—
Principal payments under finance lease obligations	(4,019)	(3,538)
Proceeds from exercise of share option awards	12	117
Tax withholding payments for share-based compensation	(311)	(627)
Dividends paid	(2,829)	(19,762)
Net cash provided by (used in) financing activities	18,441	(23,940)

Net decrease in cash and cash equivalents	(3,783)	(16,364)

Cash and cash equivalents at beginning of year	9,201	25,565

Cash at end of year	$5,418	$9,201

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$520	$8,931
Property and equipment additions unpaid	$1,098	$711

Supplemental disclosures of cash flow information:
Interest paid	$1,368	$707
Income taxes paid	$10	$24

See accompanying notes to consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 422 stores and an e-commerce platform as of December 29, 2024. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment under the “Big 5 Sporting Goods” name through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The Company’s consolidated financial statements as of December 29, 2024 and December 31, 2023 and for the years ended December 29, 2024 (“fiscal 2024”) and December 31, 2023 (“fiscal 2023”) represent the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(2)
Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Big 5 Sporting Goods Corporation, Big 5 Corp. and Big 5 Services Corp. Intercompany balances and transactions have been eliminated in consolidation.

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal 2024 and fiscal 2023 each included 52 weeks.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company did not early adopt the ASU for interim periods. The Company adopted this ASU for its annual period ending December 29, 2024.

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

The Company purchases merchandise from over 600 suppliers, and the Company’s 20 largest suppliers accounted for 39.3% of total purchases in fiscal 2024. One vendor represented greater than 5% of total purchases in fiscal 2024, at 5.1%. A significant portion of the Company’s inventory is manufactured abroad in Asia. Foreign imports subject the Company to the risks of changes in, or the imposition of new, import tariffs, duties or quotas, new restrictions on imports, loss of “most favored nation” status with the United States for a particular foreign country, antidumping or countervailing duty orders, retaliatory actions in response to illegal trade practices, work stoppages, delays in shipment, freight expense increases, product cost increases due to foreign currency fluctuations or revaluations, public health issues that could lead to temporary closures of facilities or shipping ports, and other economic uncertainties. If a disruption of trade were to occur from the countries in which the suppliers of the Company’s vendors are located, the Company may be unable to obtain sufficient quantities of products to satisfy its requirements, or the cost of obtaining products may increase.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after December 29, 2024 may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Segment Reporting

The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online, and whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage, with the stores and e-commerce platform offering a similar general product mix. The Company’s core customer demographic remains similar across all sales channels, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix for both the stores and e-commerce platform from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting. See Note 3 to the Notes to Consolidated Financial Statements for a further discussion of segment information.

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

As noted in the segment information elsewhere in this Note 2 to the Notes to Consolidated Financial Statements, the Company’s business consists of one reportable segment. In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
	(In thousands)
Hardgoods	$425,640	$475,350
Athletic and sport footwear	198,844	219,184
Athletic and sport apparel	167,026	185,064
Other sales	3,958	5,147
Net sales	$795,468	$884,745

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

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. There were no material adjustments to the Company’s previous estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated right-of-return merchandise cost related to the sales returns is recorded as prepaid expense in the Company’s consolidated balance sheet as of December 29, 2024. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

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

The Company recognized $5.0 million and $5.5 million in stored-value card redemption revenue for fiscal 2024 and 2023, respectively. The Company also recognized $0.3 million in stored-value card breakage revenue for each of fiscal 2024 and 2023. The Company had outstanding stored-value card liabilities of $9.7 million and $9.2 million as of December 29, 2024 and December 31, 2023, respectively, which are included in accrued expenses in the Company’s consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

The Company recorded, as prepaid expense in the Company’s consolidated balance sheets, estimated right-of-return merchandise cost of $0.7 million and $0.9 million related to estimated sales returns as of December 29, 2024 and December 31, 2023, and recorded, as accrued expense in the Company’s consolidated balance sheets, an allowance for sales returns reserve of $1.5 million and $1.7 million as of December 29, 2024 and December 31, 2023, respectively.

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

Advertising Expense

Advertising is expensed when the advertising first occurs. Advertising expense amounted to $10.3 million and $10.2 million for fiscal 2024 and 2023, respectively. The Company continued to benefit from reduced advertising in fiscal 2024 and 2023 as a result of measures implemented in response to the COVID-19 pandemic. Advertising expense is included in selling and administrative expense in the Company’s consolidated statements of operations. The Company receives co-operative advertising allowances from certain product vendors in order to subsidize qualifying advertising and similar promotional expenditures made relating to vendors’ products. The Company treats these advertising allowances as a reduction of inventory cost and cost of goods sold which had an immaterial effect on the Company’s consolidated financial statements.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized impairment charges of $0.8 million and $0.6 million in fiscal 2024 and 2023 related to certain underperforming stores.

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

Self-Insurance Liabilities

The Company is self-insured for certain of its various insurance risks including its estimated workers’ compensation liability risk in some states. The Company also has a self-funded insurance program for a portion of its employee medical benefits. Under these programs, the Company maintains insurance coverage for losses in excess of specified per-occurrence amounts. Estimated expenses incurred under the self-insured workers’ compensation and medical benefits programs, including incurred but not reported claims, are recorded as expense based upon historical experience, trends of paid and incurred claims, and other actuarial assumptions. If actual claims trends under these programs, including the severity or frequency of claims, differ from the Company’s estimates, its financial results may be significantly impacted. The Company’s actuarially-estimated self-insurance liabilities, which are reported gross of expected workers’ compensation insurance reimbursements, are classified on the Company’s consolidated balance sheets as accrued expenses or other long-term liabilities based upon whether they are expected to be paid during or beyond the normal operating cycle of 12 months from the date of the Company’s consolidated financial statements. Self-insurance liabilities totaled $10.6 million and $11.0 million as of December 29, 2024 and December 31, 2023, respectively, of which $4.7 million and $4.6 million were recorded as a component of accrued expenses as of December 29, 2024 and December 31, 2023, respectively, and $5.9 million and $6.4 million were recorded as a component of other long-term liabilities as of December 29, 2024 and December 31, 2023, respectively, in the Company’s consolidated balance sheets.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Income Taxes

Under the asset and liability method prescribed within ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary to reduce net deferred tax assets to the amount more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 24-month period ended December 29, 2024, which was not outweighed by available positive evidence and which limited the Company’s projections of future growth. Accordingly, as of December 29, 2024, a valuation allowance of $27.4 million was provided against the net amount of deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. As of December 31, 2023, there was no valuation allowance for deferred tax assets. Certain prior period amounts were reclassified to conform with current period presentation requirements.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense in the Company’s consolidated statements of operations. As of December 29, 2024 and December 31, 2023, the Company had no accrued interest or penalties. See Note 10 to the Notes to Consolidated Financial Statements for a further discussion on income taxes.

(3)
Reportable Segments

The Company has one reportable segment: operating. The Company operates solely as a sporting goods retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online, and whose CODM is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage, with the stores and e-commerce platform offering a similar general product mix. The Company’s core customer demographic remains similar across all sales channels, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix for both the stores and e-commerce platform from a single distribution center.

The single operating segment derives revenues from customers purchasing goods from both the Company’s retail stores and online. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

The accounting policies of the single operating segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the single operating segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the operating segment or into other parts of the entity, such as to pay dividends.

Net income is used in monitoring budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The Company does not have intra-entity sales or transfers.

The Company's single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Revenue	$795,468	$884,745
Less:
Cost of merchandise sold	402,754	442,440
Employee labor and benefit-related expense	231,241	237,185
Occupancy expense	103,371	100,791
Equipment, trucking and utilities expense	46,935	44,544
Other segment items (1)	28,765	32,426
Depreciation and amortization expense	18,961	18,315
Income tax expense (benefit)	12,504	(3,498)
Credit card fees	10,724	11,581
Advertising expense (2)	8,285	8,197
Interest expense (income), net	1,000	(153)
Segment net loss	$(69,072)	$(7,083)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(69,072)	$(7,083)

(1)
Includes business insurance and license expense, audit and legal expense, outside service expense, supplies expense and other overhead expense for the fiscal year ended December 29, 2024 and December 31, 2023.
(2)
Excludes labor and benefit-related expense that is included in “Employee labor and benefit-related expense” above.
(4)
Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Leasehold improvements	$189,597	$188,216
Furniture and equipment	152,110	151,007
Internal-use software	37,093	37,205
Land	2,750	2,750
Building	1,775	1,775
Assets not placed into service	1,063	926
	384,388	381,879
Accumulated depreciation and amortization (1)	(332,600)	(323,284)
Property and equipment, net	$51,788	$58,595

(1)
Includes accumulated amortization for internal-use software development costs of $37.1 million and $35.7 million as of December 29, 2024 and December 31, 2023, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Depreciation expense associated with property and equipment, including assets leased under finance leases, was $9.0 million and $8.3 million for fiscal 2024 and 2023, respectively. Amortization expense for leasehold improvements was $8.3 million and $8.5 million for fiscal 2024 and 2023, respectively. Amortization expense for internal-use software was $0.7 million and $1.5 million for fiscal 2024 and 2023, respectively. The gross cost of equipment under finance leases, included above, was $24.1 million and $22.6 million as of December 29, 2024 and December 31, 2023, respectively. The accumulated depreciation related to these finance leases was $10.5 million and $5.8 million as of December 29, 2024 and December 31, 2023, respectively.

(5)
Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized non-cash impairment charges of $0.8 million related to underperforming stores in fiscal 2024. These impairment charges represented property, equipment and leasehold improvements of $0.6 million and ROU assets of $0.2 million and are included in selling and administrative expense in the accompanying consolidated statements of operations. In fiscal 2023, the Company recognized non-cash impairment charges of $0.6 million related to certain underperforming stores. These impairment charges represented property, equipment and leasehold improvements of $0.5 million and ROU assets of $0.1 million, and are included in selling and administrative expense in the accompanying consolidated statements of operations. The lower-than-expected sales performance, coupled with future unfavorable undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections.

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

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of December 29, 2024 and December 31, 2023, there were $0.8 million and $0.6 million, respectively, of long-lived assets subject to impairment.

(7)
Accrued Expenses

The major components of accrued expenses are as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Payroll and related expense	$20,737	$22,331
Stored-value card liabilities	9,732	9,172
Occupancy expense	9,085	8,655
Sales tax	7,079	7,581
Other	12,313	13,544
Accrued expenses	$58,946	$61,283

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

In accordance with ASC 842, the components of lease expense were as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
	(In thousands)
Lease expense:
Operating lease expense	$84,181	$84,480
Variable lease expense	19,107	18,884
Operating lease expense	103,288	103,364

Amortization of right-of-use assets	4,727	3,822
Interest on lease liabilities	845	406
Finance lease expense	5,572	4,228
Total lease expense	$108,860	$107,592

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
	(In thousands)
Operating cash flows from operating leases	$80,992	$86,207
Financing cash flows from finance leases	4,019	3,538
Operating cash flows from finance leases	871	437
Cash paid for amounts included in the measurement of lease liabilities	$85,882	$90,182

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,336	$9,118
Right-of-use assets obtained in exchange for new operating lease liabilities	$77,414	$47,948
Weighted-average remaining lease term—finance leases	3.6 years	4.3 years
Weighted-average remaining lease term—operating leases	4.9 years	4.7 years
Weighted-average discount rate—finance leases	6.3%	6.1%
Weighted-average discount rate—operating leases	5.9%	5.4%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In accordance with ASC 842, maturities of finance and operating lease liabilities as of December 29, 2024 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2025	$4,436	$84,036
2026	4,057	71,802
2027	2,824	52,123
2028	1,796	38,697
2029	594	29,874
Thereafter	—	38,850
Undiscounted cash flows	$13,707	$315,382
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.6 years	4.9 years
Weighted-average discount rate	6.3%	5.9%
Present values	$12,200	$273,182
Lease liabilities - current	3,642	70,288
Lease liabilities - long-term	8,558	202,894
Lease liabilities - total	$12,200	$273,182
Difference between undiscounted and discounted cash flows	$1,507	$42,200

(9)
Long-Term Debt

On December 18, 2024, the Company entered into an agreement to amend and extend its credit facility with Bank of America, N.A. (“BofA”), as administrative agent and lender (the “Loan Agreement”). The Loan Agreement has a maturity date of December 18, 2029 and amends and restates the Company’s prior financing agreement with BofA. Similar to the prior financing agreement, the Loan Agreement provides for a revolving credit facility with an aggregate committed availability of up to $150.0 million. The Company may also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lenders under the Loan Agreement will have the option to increase the commitment to accommodate the requested increase. If such existing lenders do not exercise that option, the Company may (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility includes a $50.0 million sublimit for issuances of letters of credit.

The Company may borrow under the Loan Agreement from time to time, provided the amounts outstanding will not exceed the lesser of the then aggregate committed availability (as discussed above) and the Borrowing Base (such lesser amount being referred to as the “Line Cap”). As defined in the Loan Agreement, the “Borrowing Base” generally is comprised of the sum, at the time of calculation, of (a) 90.00% of eligible credit card receivables; plus (b) the lesser of (i) the value of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 75.00%, or (ii) the value of eligible inventory (other than eligible in-transit inventory), net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible inventory (expressed as a percentage of the cost of eligible inventory); plus (c) the lesser of (i) the value of eligible in-transit inventory, net of inventory reserves, multiplied by 75.00%, or (ii) the value of eligible in-transit inventory, net of inventory reserves, multiplied by 85.00% of the appraised net orderly liquidation value of eligible in-transit inventory (expressed as a percentage of the cost of eligible in-transit inventory); minus (d) certain agreed upon reserves as well as other reserves established by BofA in its role as the administrative agent in its reasonable discretion.

Generally, the Company may designate specific borrowings under the Loan Agreement as either base rate loans or term SOFR rate loans. The applicable interest rate on borrowings is a function of the daily average, over the preceding fiscal quarter, of the excess of the Line Cap over amounts borrowed (such amount being referred to as the “Average Daily Availability”). Those loans designated as term SOFR rate loans bear interest at a rate equal to the then applicable adjusted SOFR rate plus an applicable margin as shown in the tables below. Those loans designated as base rate loans bear interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the rate of interest in effect for such day as announced from time to time within BofA as its prime rate”, (b) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), or (c) the term SOFR rate, plus one percentage point (1.00%). As set forth below, the applicable margin for all loans is a function of (i) the Average Daily Availability for the preceding fiscal quarter, and (ii) whether the “Financial Covenant Conversion Date” has occurred by achieving a fixed charge coverage ratio of at least 1.00 to 1.00 for a period of six (6) consecutive months, as measured on a trailing 12-month basis.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Level	Average Daily Availability	Base Rate Applicable Margin	SOFR Rate Applicable Margin
I	Greater than or equal to $112,500,000	0.750%	1.750%
II	Greater than or equal to $70,000,000 but less than $112,500,000	0.875%	1.875%
III	Greater than or equal to $45,000,000 but less than $70,000,000	1.000%	2.000%
IV	Less than $45,000,000	1.125%	2.125%

For the period commencing on the financial covenant conversion date and continuing thereafter, the applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	Base Rate Applicable Margin	SOFR Rate Applicable Margin
I	Greater than or equal to $70,000,000	0.750%	1.750%
II	Less than $70,000,000	1.000%	2.000%

As set forth below, the Loan Agreement requires the Company to pay a commitment fee assessed on the unused portion of the credit facility at the unused line fee rate specified below, which is a function of credit facility utilization, calculated as the daily average revolver usage for the month as a percentage of the applicable commitments during the preceding calendar month.

Through Financial Covenant Conversion Date
Utilization	Unused Line Fee Rate
Greater than or equal to 50%	0.250%
Less than 50%	0.375%

After Financial Covenant Conversion Date
Utilization	Unused Line Fee Rate
Greater than or equal to 50%	0.200%
Less than 50%	0.250%

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of the Company’s assets. The Loan Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances after the Financial Covenant Conversion Date, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. The Company may generally declare or pay cash dividends or repurchase stock only if, among other things, the Financial Covenant Conversion Date has occurred, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against the Company, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events. The Loan Agreement also requires the Company to use BofA and its affiliates as our primary depository institution for all cash management and treasury needs.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As previously disclosed, the prior financing agreement had a maturity date of February 24, 2026 and provided for a revolving credit facility with an aggregate committed availability of up to $150.0 million. The Company could also request additional increases in aggregate availability, up to a maximum of $200.0 million, in which case the existing lender under the Prior Loan Agreement had the option to increase its commitment to accommodate the requested increase. If the lender did not exercise that option, the Company could (with the consent of BofA in its role as the administrative agent, not to be unreasonably withheld) seek other lenders willing to provide such commitments. The credit facility also included a $50.0 million sublimit for issuances of letters of credit. The Prior Loan Agreement provided for Term SOFR rate loans to bear interest at a rate equal to the then applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) rate plus a 0.10% “SOFR adjustment” spread, plus an applicable margin as shown in the table below. Those loans designated as base rate loans bore interest at a rate equal to the applicable margin for base rate loans (as shown below) plus the highest of (a) the Federal funds rate, as in effect from time to time, plus one-half of one percent (0.50%), (b) the one-month SOFR rate, plus one percentage point (1.00%), or (c) the rate of interest in effect for such day as announced from time to time within BofA as its “prime rate.” The applicable margin for all loans is a function of Average Daily Availability for the preceding fiscal quarter as set forth below.

Level	Average Daily Availability	Base Rate Applicable Margin	LIBO Rate Applicable Margin
I	Greater than or equal to $70,000,000	0.375%	1.375%
II	Less than $70,000,000	0.500%	1.500%

The commitment fee assessed on the unused portion of the credit facility under the prior financing agreement was 0.20% per annum.

As of December 29, 2024, the Company had long-term revolving credit borrowings outstanding bearing interest at either SOFR or the prime lending rates as shown in the tables below. As of December 31, 2023, the Company had no long-term revolving credit borrowings outstanding.

	December 29, 2024	December 31, 2023
	(Dollars in thousands)
SOFR rate	$10,000	$—
Prime rate	3,756	—
Total borrowings	$13,756	$—

SOFR rate	4.5%	—
Prime rate	7.5%	—
Average interest rate	7.6%	—
Year-end interest rate	6.9%	—

As of December 29, 2024 and December 31, 2023, the Company had outstanding letter of credit commitments of $6.1 million and $2.0 million, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $130.1 million and $148.0 million as of December 29, 2024 and December 31, 2023, respectively.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(10)
Income Taxes

Income tax (benefit) expense consists of the following:

	Current	Deferred	Valuation Allowance	Total
	(In thousands)
Fiscal 2024:
Federal	$(968)	$(10,320)	$18,537	$7,249
State	45	(3,645)	8,855	5,255
	$(923)	$(13,965)	$27,392	$12,504
Fiscal 2023:
Federal	$(28)	$(2,770)	$—	$(2,798)
State	(34)	(666)	—	(700)
	$(62)	$(3,436)	$—	$(3,498)

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate of 21% to earnings before income taxes, as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
	(In thousands)
Change in valuation allowance	$27,392	$(221)
Tax benefit at statutory rate	(11,879)	(2,222)
State tax benefit, net of federal tax effect	(2,959)	(556)
Tax credits	(442)	(452)
Additional deduction related to share-based compensation	284	(119)
Nondeductible expenses	56	104
Other	52	(32)
	$12,504	$(3,498)

Deferred tax assets and liabilities as of December 29, 2024 and December 31, 2023 are tax-effected based on the federal and state corporate income tax rates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred tax assets and liabilities consist of the following tax-effected temporary differences:

	December 29, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Net operating loss	$15,095	$2,343
Property, plant and equipment	3,809	1,801
Employee benefit-related liabilities	2,772	2,864
Insurance liabilities	2,607	2,633
Gift card liability	1,907	1,768
Merchandise inventory	1,618	1,139
Deferred rent	1,215	1,307
Share-based compensation	911	884
Disaster relief tax credits	560	968
Allowance for sales returns	198	239
Section 163(j) interest limitation	155	—
Accrued legal fees	76	473
Other deferred tax assets	49	72
Gross deferred tax assets	30,972	16,491
Less: Valuation allowance	(27,392)	—
Deferred tax assets, net of valuation allowance	3,580	16,491
Deferred tax liabilities:
Federal liability on state deferred tax assets	(1,860)	(1,094)
Prepaid expense	(1,048)	(1,361)
Accrual for software as a service	(672)	(609)
Deferred tax liabilities	(3,580)	(3,064)
Net deferred tax assets	$—	$13,427

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 24-month period ended December 29, 2024, which was not outweighed by available positive evidence and which limited the Company’s projections of future growth. Accordingly, as of December 29, 2024, a valuation allowance of $27.4 million was provided against the net amount of deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. As of December 31, 2023, there was no valuation allowance for deferred tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for its consolidated federal income tax returns are open for fiscal years 2021 and after, and state and local income tax returns are open for fiscal years 2020 and after.

As of December 29, 2024 and December 31, 2023, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of December 29, 2024 and December 31, 2023, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
	(In thousands, except per share data)
Net loss	$(69,072)	$(7,083)
Weighted-average shares of common stock outstanding:
Basic	21,947	21,749
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	—	—
Diluted	21,947	21,749
Basic loss per share	$(3.15)	$(0.33)
Diluted loss per share	$(3.15)	$(0.33)
Antidilutive share option awards excluded from diluted calculation	372	165
Antidilutive nonvested share awards excluded from diluted calculation	629	410

The computation of diluted earnings per share for fiscal 2024 and 2023 excludes all potential awards since the Company reported a net loss, and the effect of their inclusion would have been antidilutive (i.e., including such awards would result in higher earnings per share).

(12)
Employee Benefit Plans

The Company has a 401(k) plan covering eligible employees. Employee contributions are supplemented by Company contributions subject to 401(k) plan terms. The Company recognized employer matching contributions of $1.0 million in fiscal 2024, while no profit-sharing contributions were recognized in fiscal 2024. The Company recognized employer matching and profit-sharing contributions of $1.3 million in fiscal 2023.

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

Recovery of Insurance Proceeds

In the fourth quarter of fiscal 2022, one of the Company’s stores qualified for loss recovery claims due to property damage sustained as a result of a roof collapse, and the Company disposed of assets of approximately $0.4 million related to lost inventory and property and equipment. In the third quarter of fiscal 2023, the Company reached an agreement with its insurance carrier and, after application of a deductible of $0.5 million, the Company received, as part of the insurance recovery, a cash advance of $0.7 million in total, of which $0.6 million related to the reimbursement of lost inventory and profit margin and $0.1 million related to the reimbursement of property and equipment. Accordingly, the Company recognized a gain of $0.3 million related to the recovery of lost inventory and profit margin and a gain of $25,000 related to the recovery of property and equipment. The gain related to the recovery of lost inventory and profit margin was included in the consolidated statement of operations as a reduction to cost of goods sold and the gain related to the recovery of lost property and equipment was included in the consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2023. No cash recoveries were received in fiscal 2024. Upon completion of all negotiations related to this settlement, the Company received a final cash recovery of $1.0 million in the first week of January 2025, of which substantially all related to the reimbursement of property and equipment. Accordingly, the Company recognized a gain of $25,000 related to business interruption and $0.9 million related to the recovery of property and equipment. The gain related to business interruption was included in the consolidated statement of operations as a reduction to cost of goods sold and the gain related to the recovery of lost property and equipment was included in the consolidated statement of operations as a reduction to selling and administrative expense for fiscal 2024.

Legal Proceedings

On March 13, 2023, a complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Zareyah Thompson v. Big 5 Corp., et. al., Case No. 23CV412334 (“Thompson Complaint”). The Thompson Complaint was brought as a purported California Private Attorneys General Act (“PAGA”) action on behalf of “current and former employees who worked for the Company or its operating subsidiary in California as a non-exempt, hourly paid employee and received at least one wage statement.” The Thompson Complaint alleges, among other things, that Big 5 failed to (i) provide minimum wages, (ii) provide compliant meal or rest periods, (iii) maintain and provide accurate itemized wage statements, (iv) properly compensate for all time worked, including overtime, premium, vacation and final wages, (v) properly maintain payroll records, and (vi) provide suitable seating. On March 21, 2023, a second complaint was filed in the Superior Court of the State of California, County of Santa Clara, entitled Christopher Puga v. Big 5 Corp., et. al., Case No. 23CV412953 (“Puga Complaint”). The Puga Complaint was brought as a purported PAGA action on behalf of “all current and former non-exempt employees that worked either directly or via a staffing agency for the Company or its operating subsidiary at any location in California” (“Putative Covered Employees”). The Puga Complaint alleges, among other things, that Big 5 (i) unlawfully required Putative Covered Employees to agree to unlawful criminal background checks, (ii) conducted unlawful financial and criminal background checks, and did not (iii) provide minimum wages, (iv) provide accurate itemized wage statements, (v) maintain accurate records pertaining to the Putative Covered Employees’ employment, (vi) produce or make available Putative Covered Employees’ personnel records and/or payroll records, (vii) provide compliant meal or rest periods, (viii) properly compensate for all time worked, including overtime, premium, vacation, and final wages, (ix) reimburse necessary business expenses; (x) provide suitable seating; (xi) provide sick leave pay to Putative Covered Employees, (xii) accurately calculate sick leave accrual and rate of pay, (xiii) put the Putative Covered Employees on notice of their paid sick leave rights, and (xiv) provide supplemental paid sick leave. The Thompson and Puga complaints have many overlapping causes of action. Accordingly, on or about April 12, 2023, a notice of related cases was filed with the Court regarding the Thompson Complaint and Puga Complaint. The Court subsequently conducted a case management conference on June 29, 2023 for both complaints, and jointly coordinated the complaints. The Company’s counsel held a mediation with opposing counsel on September 27, 2023. The Company has reached a settlement in both cases and established a cumulative indemnity reserve of $1.5 million. The settlement was approved by the Court and the Company deposited the settlement funds with the settlement administrator on October 4, 2024.

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

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. As of December 29, 2024, 2,455,077 shares remained available for future grant, and 509,660 share option awards, 691,800 nonvested share awards and zero nonvested share unit awards remained outstanding.

The Company accounts for its share-based compensation in accordance with ASC 718 and recognizes compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures, using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools in comparison with an overall employee turnover rate, as well as expectations about the future. The Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense recorded under this method for fiscal 2024 and 2023 was $2.8 million and $2.7 million, respectively, which reduced operating income and income before income taxes by the same amount. Compensation expense recognized in cost of sales was $0.2 million and $0.1 million in fiscal 2024 and 2023, respectively, and compensation expense recognized in selling and administrative expense was $2.6 million in fiscal 2024 and 2023. The recognized tax benefit related to compensation expense for fiscal 2024 and 2023 was $0.6 million and $0.9 million, respectively. Net loss for fiscal 2024 and 2023 reflects the net-of-tax charge of $2.2 million and $1.8 million, respectively, or $0.10 and $0.08 per basic and diluted share, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 272,000 share option awards with a weighted-average grant-date fair value of $2.52 per share option award in fiscal 2024. No share option awards were granted in fiscal 2023.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table details the Company’s share option awards activity for the current fiscal year:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	253,385	$4.47
Granted	272,000	4.80
Exercised	(5,725)	2.23
Forfeited	(10,000)	4.59
Outstanding at December 29, 2024	509,660	$4.67	7.06	$—
Exercisable at December 29, 2024	243,493	$4.15	4.81	$—
Vested and Expected to Vest at December 29, 2024	506,073	$4.67	7.04	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $1.78 per share as of December 29, 2024, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

The total intrinsic value of share option awards exercised, the total cash received from employees as a result of employee share option award exercises and the actual tax benefit realized for the tax deduction from share option award exercises in fiscal 2024 were not material.

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Risk-free interest rate	4.2%	—
Expected term	7.5 years	—
Expected volatility	77.6%	—
Expected dividend yield	4.1%	—

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option award; the expected term represents the weighted-average period of time that option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based upon the Company’s dividend rate and future expectations at the time fair value is measured.

As of December 29, 2024, there was $0.6 million of total unrecognized compensation expense related to nonvested share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.1 years.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. Outstanding nonvested share awards and nonvested share unit awards accrue dividends at the same rate as dividends paid to the Company’s shareholders. Accrued dividends on nonvested share awards are paid upon vesting of the underlying shares and forfeited if a recipient’s service to the Company is terminated prior to vesting. Accrued dividends on nonvested share unit awards are reinvested into additional nonvested share unit awards, vest on the same schedule as the underlying share unit awards, and are settled at the same time as the underlying share unit awards. The total fair value of nonvested share awards which vested during fiscal 2024 and 2023 was $1.0 million and $2.0 million, respectively. No nonvested share unit awards vested during fiscal 2024 and 2023.

The Company granted 366,660 and 327,112 nonvested share awards in fiscal 2024 and 2023, respectively, with a weighted-average grant-date fair value per share of $3.49 and $7.91 in fiscal 2024 and 2023, respectively.

The following table details the Company’s nonvested share awards activity for the current fiscal year:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2023	634,227	$10.56
Granted	366,660	3.49
Vested	(274,862)	9.67
Forfeited	(34,225)	9.06
Balance at December 29, 2024	691,800	$7.24

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2024, the Company withheld 86,897 common shares with a total value of $0.3 million. This amount is presented as a cash outflow from financing activities in the Company’s consolidated statement of cash flows.

As of December 29, 2024, dividends accrued but not paid related to nonvested share awards were $0.6 million.

The Company granted no nonvested share unit awards in fiscal 2024 and 2023.

As of December 29, 2024, there were 202,393 cumulative vested share unit awards remaining, of which 88,240 of these awards represented cumulative dividend reinvestments. These cumulative vested share unit awards are deliverable to the holders on the tenth business day of January following the year in which the holder’s service to the Company terminates, at which time the units convert to shares of the Company’s common stock and become outstanding.

As of December 29, 2024, there was $3.0 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.1 years. There was no remaining unrecognized compensation expense related to nonvested share unit awards.

BIG 5 SPORTING GOODS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
December 29, 2024
Valuation allowance for deferred tax assets	$—	$27,392		$—	$27,392
Allowance for doubtful receivables	$48	$71		$(60)	$59
Allowance for sales returns	$1,722	$(261)	(1)	$—	$1,461
Inventory reserves	$4,760	$3,386		$(3,135)	$5,011
December 31, 2023
Valuation allowance for deferred tax assets	$280	$—		$(280)	$—
Allowance for doubtful receivables	$44	$48		$(44)	$48
Allowance for sales returns	$2,324	$(602)	(1)	$—	$1,722
Inventory reserves	$5,464	$4,034		$(4,738)	$4,760

(1)
Represents an increase (decrease) in the required reserve based upon the Company’s evaluation of anticipated merchandise returns.

II