Form 10-Q
period 2025-03-30
BIG 5 SPORTING GOODS Corp
filed 2025-04-30
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

There were 22,855,063 shares of common stock, with a par value of $0.01 per share, outstanding as of April 22, 2025.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 30, 2025	December 29, 2024
ASSETS
Current assets:
Cash	$3,948	$5,418
Accounts receivable, net of allowances of $34 and $59, respectively	8,270	10,252
Merchandise inventories, net	293,682	260,307
Prepaid expenses	9,239	10,192
Total current assets	315,139	286,169
Operating lease right-of-use assets, net	253,827	261,887
Property and equipment, net	50,050	51,788
Other assets, net of accumulated amortization of $3,107 and $3,127, respectively	9,291	9,522
Total assets	$628,307	$609,366
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$98,229	$69,728
Accrued expenses	57,480	58,946
Current portion of operating lease liabilities	68,841	70,288
Current portion of finance lease liabilities	3,780	3,642
Total current liabilities	228,330	202,604
Operating lease liabilities, less current portion	195,677	202,894
Finance lease liabilities, less current portion	8,493	8,558
Long-term debt	30,882	13,756
Other long-term liabilities	5,988	5,943
Total liabilities	469,370	433,755
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 27,162,318 and 26,998,880 shares, respectively; outstanding 22,855,063 and 22,691,625 shares, respectively	271	269
Additional paid-in capital	131,783	131,215
Retained earnings	81,140	98,384
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	158,937	175,611
Total liabilities and stockholders' equity	$628,307	$609,366

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Net sales	$175,647	$193,427
Cost of sales	121,319	133,029
Gross profit	54,328	60,398
Selling and administrative expense	70,765	71,379
Operating loss	(16,437)	(10,981)
Interest expense	812	123
Loss before income taxes	(17,249)	(11,104)
Income tax expense (benefit)	1	(2,818)
Net loss	$(17,250)	$(8,286)
Loss per share:
Basic	$(0.78)	$(0.38)
Diluted	$(0.78)	$(0.38)
Weighted-average shares of common stock outstanding:
Basic	22,023	21,832
Diluted	22,023	21,832

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended March 30, 2025
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2024	22,691,625	$269	$131,215	$98,384	$(54,257)	$175,611
Net loss	—	—	—	(17,250)	—	(17,250)
Dividends on common stock ($0.00 per share)	—	—	—	6	—	6
Issuance of nonvested share awards	262,980	3	(3)	—	—	—
Share-based compensation	—	—	660	—	—	660
Forfeiture of nonvested share awards	(8,870)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(90,672)	(1)	(89)	—	—	(90)
Balance as of March 30, 2025	22,855,063	$271	$131,783	$81,140	$(54,257)	$158,937

	13 Weeks Ended March 31, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2023	22,440,362	$267	$128,737	$169,667	$(54,257)	$244,414
Net loss	—	—	—	(8,286)	—	(8,286)
Dividends on common stock ($0.05 per share)	—	—	—	(1,106)	—	(1,106)
Issuance of nonvested share awards	276,660	3	(3)	—	—	—
Exercise of share option awards	2,425	—	5	—	—	5
Share-based compensation	—	—	718	—	—	718
Forfeiture of nonvested share awards	(8,400)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(86,005)	(1)	(307)	—	—	(308)
Balance as of March 31, 2024	22,625,042	$269	$129,150	$160,275	$(54,257)	$235,437

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(17,250)	$(8,286)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	4,150	4,375
Share-based compensation	660	718
Amortization of other assets	363	183
Noncash lease expense	16,681	17,353
Proceeds from insurance recovery - lost profit margin and expenses	25	—
Deferred income taxes	—	(2,769)
Changes in operating assets and liabilities:
Accounts receivable, net	1,024	385
Merchandise inventories, net	(33,375)	(80)
Prepaid expenses and other assets	827	3,281
Accounts payable	29,517	14,612
Operating lease liabilities	(17,285)	(17,885)
Accrued expenses and other long-term liabilities	(604)	(3,674)
Net cash (used in) provided by operating activities	(15,267)	8,213

Cash flows from investing activities:
Purchases of property and equipment	(1,674)	(1,810)
Proceeds from insurance recovery - property and equipment	933	—
Net cash used in investing activities	(741)	(1,810)

Cash flows from financing activities:
Borrowings under revolving credit facility	51,953	—
Payments under revolving credit facility	(34,827)	—
Changes in book overdraft	(1,156)	(86)
Debt issuance costs paid	(6)	—
Principal payments under finance lease liabilities	(982)	(899)
Proceeds from exercise of share option awards	—	5
Tax withholding payments for share-based compensation	(90)	(308)
Dividends paid	(354)	(1,695)
Net cash provided by (used in) financing activities	14,538	(2,983)

Net (decrease) increase in cash	(1,470)	3,420

Cash at beginning of period	5,418	9,201

Cash at end of period	$3,948	$12,621

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$1,055	$477
Property and equipment additions unpaid	$781	$857
Supplemental disclosures of cash flow information:
Interest paid	$710	$303

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 414 stores and an e-commerce platform as of March 30, 2025. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2024 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

Reporting Period

The Company follows the concept of a 52-53 week fiscal year, which ends on the Sunday nearest December 31. Fiscal year 2025 is comprised of 52 weeks and ends on December 28, 2025. Fiscal year 2024 was comprised of 52 weeks and ended on December 29, 2024. The interim periods in fiscal 2025 and 2024 are each comprised of 13 weeks.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses, which includes improvements to disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales; selling, general and administrative expense; and research and development). This ASU is effective for public entities for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027 (as later clarified with the issuance of ASU No. 2025-1, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Clarifying the Effective Date), with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

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

A substantial amount of the Company’s inventory is manufactured abroad, particularly in China. We are subject to tariffs on certain imports into the United States. The U.S. administration has been increasing tariffs on China and other countries and more tariffs may be added in the future. If we are unable to pass tariff-related product cost increases on to our customers, it could decrease our merchandise margins and operating results. These tariffs could have an adverse impact on our business, results of operations and financial condition. Additionally, from time to time, shipping ports may experience capacity constraints, labor strikes, work stoppages or other disruptions that may delay the delivery of imported products. A contract dispute may lead to protracted delays in the movement of the Company’s products, which could further delay the delivery of products to the Company’s stores and impact net sales and profitability. In addition, other conditions outside of the Company’s control, such as adverse weather conditions or acts of terrorism or war, such as the current conflicts in Ukraine and the Middle East, could significantly disrupt operations at shipping ports or otherwise impact transportation of the imported merchandise we sell, either through supply chain disruptions, or rising freight and fuel costs.

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

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after March 30, 2025 may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

Segment Reporting

The Company operates solely as a sporting goods retailer, which include both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online, and whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage, with the stores and e-commerce platform offering a similar general product mix. The Company’s core customer demographic remains similar across all sales channels, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix for both the stores and e-commerce platform from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting. See Note 3 to the Interim Financial Statements for a further discussion of segment information.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Hardgoods	$82,593	$87,792
Athletic and sport apparel	46,360	51,455
Athletic and sport footwear	45,753	52,617
Other sales	941	1,563
Net sales	$175,647	$193,427

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 weeks ended March 30, 2025 and March 31, 2024.

The Company recognized $1.5 million and $1.4 million in stored-value card redemption revenue for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively. The Company also recognized $0.1 million in stored-value card breakage revenue for each of the 13-week periods ended March 30, 2025 and March 31, 2024. The Company had outstanding stored-value card liabilities of $9.6 million and $9.7 million as of March 30, 2025 and December 29, 2024, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.5 million and $0.7 million related to estimated sales returns as of March 30, 2025 and December 29, 2024, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.1 million and $1.5 million as of March 30, 2025 and December 29, 2024, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 12 to the Interim Financial Statements for a further discussion on share-based compensation.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

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

The Company did not recognize any impairment charges in the first quarter of fiscal 2025 or 2024.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

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

See Note 7 to the Interim Financial Statements for a further discussion on leases.

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

The CODM assesses performance for the single operating segment and decides how to allocate resources based on net income or loss that also is reported on the income statement as net income or loss.

The measure of segment assets is reported on the balance sheet as total assets.

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

The Company's single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	March 30, 2025	March 31, 2024
	(In thousands)
Revenue	$175,647	$193,427
Less:
Cost of merchandise sold	83,257	93,447
Employee labor and benefit-related expense	57,054	58,274
Occupancy expense	25,187	25,922
Equipment, trucking and utilities expense	11,169	11,020
Other segment items (1)	7,101	7,214
Depreciation and amortization expense	4,433	4,517
Income tax expense (benefit)	1	(2,818)
Credit card fees	2,343	2,501
Advertising expense (2)	1,540	1,513
Interest expense, net	812	123
Segment net loss	$(17,250)	$(8,286)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Net loss	$(17,250)	$(8,286)

(1)
Includes business insurance and license expense, audit and legal expense, outside service expense, supplies expense and other overhead expense for the fiscal quarter ended March 30, 2025 and March 31, 2024.
(2)
Excludes labor and benefit-related expense that is included in “Employee labor and benefit-related expense” above.
(4)
Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recognized in the first quarter of fiscal 2025 and 2024. The Company recognized non-cash impairment charges of $0.8 million related to underperforming stores in fiscal 2024. These impairment charges represented property, equipment and leasehold improvements of $0.6 million and ROU assets of $0.2 million and are included in selling and administrative expense in the accompanying interim unaudited condensed consolidated statements of operations. The lower-than-expected sales performance, coupled with future unfavorable undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections.

(5)
Fair Value Measurements

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. Book overdrafts for checks outstanding are classified as current liabilities in the Company’s interim unaudited condensed consolidated balance sheets. The carrying amount of borrowings under the Company’s credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. When the Company recognizes impairment on certain of its underperforming stores, the carrying values of these stores are reduced to their estimated fair values.

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of March 30, 2025 there were no assets subject to impairment and as of December 29, 2024, there were $0.8 million of long-lived assets subject to impairment.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

(6)
Accrued Expenses

The major components of accrued expenses are as follows:

	March 30, 2025	December 29, 2024
	(In thousands)
Payroll and related expense	$21,223	$20,737
Stored-value card liabilities	9,615	9,732
Occupancy expense	9,318	9,085
Sales tax	6,206	7,079
Other	11,118	12,313
Accrued expenses	$57,480	$58,946

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

	13 Weeks Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Lease expense:
Operating lease expense	$20,620	$21,039
Variable lease expense	5,081	4,682
Operating lease expense	25,701	25,721

Amortization of right-of-use assets	1,245	1,142
Interest on lease liabilities	192	228
Finance lease expense	1,437	1,370
Total lease expense	$27,138	$27,091

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

Other information related to leases was as follows:

	13 Weeks Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Operating cash flows from operating leases	$21,218	$22,213
Financing cash flows from finance leases	982	899
Operating cash flows from finance leases	222	261
Cash paid for amounts included in the measurement of lease liabilities	$22,422	$23,373

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,066	$517
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,665	$21,674
Weighted-average remaining lease term—finance leases	3.4 years	4.1 years
Weighted-average remaining lease term—operating leases	4.8 years	4.9 years
Weighted-average discount rate—finance leases	6.4%	6.2%
Weighted-average discount rate—operating leases	5.9%	5.5%

Maturities of finance and operating lease liabilities as of March 30, 2025 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2025 (remaining nine months)	$3,524	$63,288
2026	4,381	74,713
2027	3,123	54,384
2028	2,071	40,121
2029	632	31,305
Thereafter	—	40,896
Undiscounted cash flows	$13,731	$304,707
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.4 years	4.8 years
Weighted-average discount rate	6.4%	5.9%
Present values	$12,273	$264,518
Lease liabilities - current	3,780	68,841
Lease liabilities - long-term	8,493	195,677
Lease liabilities - total	$12,273	$264,518
Difference between undiscounted and discounted cash flows	$1,458	$40,189

(8)
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

NOTES TO INTERIM FINANCIAL STATEMENTS

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

Obligations under the Loan Agreement are secured by a general lien on and security interest in substantially all of the Company’s assets. The Loan Agreement contains covenants that require the Company to maintain a fixed charge coverage ratio of not less than 1.0:1.0 in certain circumstances after the Financial Covenant Conversion Date, and limits the ability to, among other things, incur liens, incur additional indebtedness, transfer or dispose of assets, change the nature of the business, guarantee obligations, pay dividends or make other distributions or repurchase stock, and make advances, loans or investments. The Company may generally declare or pay cash dividends or repurchase stock only if, among other things, the Financial Covenant Conversion Date has occurred, no default or event of default then exists or would arise from such dividend or repurchase of stock and, after giving effect to such dividend or repurchase, certain availability and/or fixed charge coverage ratio requirements are satisfied. The Loan Agreement contains customary events of default, including, without limitation, failure to pay when due principal amounts with respect to the credit facility, failure to pay any interest or other amounts under the credit facility, failure to comply with certain agreements or covenants contained in the Loan Agreement, failure to satisfy certain judgments against the Company, failure to pay when due (or any other default which permits the acceleration of) certain other material indebtedness in principal amount in excess of $5.0 million, and certain insolvency and bankruptcy events. The Loan Agreement also requires the Company to use BofA and its affiliates as the primary depository institution for all cash management and treasury needs.

As of March 30, 2025 and December 29, 2024, the Company had long-term revolving credit borrowings outstanding bearing interest at either SOFR or the prime lending rates as shown in the tables below.

	March 30, 2025	December 29, 2024
	(Dollars in thousands)
SOFR rate	$28,000	$10,000
Prime rate	2,882	3,756
Total borrowings	$30,882	$13,756

SOFR rate	4.3%	4.5%
Prime rate	7.5%	7.5%
Average interest rate	6.7%	7.6%
Period-end interest rate	6.9%	6.9%

As of March 30, 2025 and December 29, 2024, the Company had outstanding letter of credit commitments of $5.7 million and $6.1 million, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $113.4 million and $130.1 million as of March 30, 2025 and December 29, 2024, respectively.

(9)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 24-month period, which was not outweighed by available positive evidence and which limited the Company’s projections of future growth. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Accordingly, as of March 30, 2025 and December 29, 2024, a valuation allowance of $31.5 million and $27.4 million, respectively, was provided against the net amount of deferred tax assets.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2021 and after, and state and local income tax returns are open for fiscal years 2020 and after.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

As of March 30, 2025 and December 29, 2024, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of March 30, 2025 and December 29, 2024, the Company had no accrued interest or penalties.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 30, 2025	March 31, 2024
	(In thousands, except per share data)
Net loss	$(17,250)	$(8,286)
Weighted-average shares of common stock outstanding:
Basic	22,023	21,832
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	—	—
Diluted	22,023	21,832
Basic loss per share	$(0.78)	$(0.38)
Diluted loss per share	$(0.78)	$(0.38)
Antidilutive share option awards excluded from diluted calculation	620	227
Antidilutive nonvested share awards excluded from diluted calculation	596	573

The computation of diluted earnings per share for the first quarter of fiscal 2025 and 2024 excludes all potential awards since the Company reported a net loss in each period, and the effect of their inclusion would have been antidilutive (i.e., including such awards would result in higher earnings per share).

(11)
Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

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

(12)
Share-based Compensation

In June 2022, the Company amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,300,000 shares available for future grant. As of March 30, 2025, 1,508,177 shares remained registered and available for future grant under the 2019 Plan.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.7 million in share-based compensation expense for each of the 13-week periods ended March 30, 2025 and March 31, 2024.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 315,000 and 272,000 share option awards in the first quarter of fiscal 2025 and 2024, respectively, with a weighted-average grant-date fair value of $0.91 and $2.52 per share option award, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2024	509,660	$4.67
Granted	315,000	1.18
Forfeited	(3,375)	4.80
Outstanding at March 30, 2025	821,285	$3.33	7.97	$—
Exercisable at March 30, 2025	302,222	$4.26	5.35	$—
Vested and Expected to Vest at March 30, 2025	812,727	$3.34	7.95	$—

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $0.97 as of March 30, 2025, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended
	March 30, 2025	March 31, 2024
Risk-free interest rate	4.2%	4.2%
Expected term	7.5 years	7.5 years
Expected volatility	81.4%	77.6%
Expected dividend yield	—	4.1%

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

As of March 30, 2025, there was $0.8 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.5 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first quarter of fiscal 2025 and 2024 was $0.2 million and $0.8 million, respectively. No nonvested share unit awards vested during the first quarter of fiscal 2025 and 2024.

The Company granted 262,980 and 276,660 nonvested share awards in the first quarter of fiscal 2025 and 2024, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first quarter of fiscal 2025 and 2024 was $0.99 and $3.58, respectively. No nonvested share unit awards were granted during the periods presented.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2024	691,800	$7.24
Granted	262,980	0.99
Vested	(223,685)	9.81
Forfeited	(8,870)	7.31
Balance at March 30, 2025	722,225	$4.17

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first quarter of fiscal 2025, the Company withheld 90,672 common shares with a total value of $0.1 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of March 30, 2025, there was $2.6 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.7 years. As of March 30, 2025, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Big 5 Sporting Goods Corporation
El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of March 30, 2025, the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal 13-week periods ended March 30, 2025 and March 31, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 29, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated February 26, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

April 30, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Big 5 Sporting Goods Corporation (“we,” “our,” “us”) financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein, the Risk Factors included herein and in our other filings with the Securities and Exchange Commission (“SEC”), and our consolidated financial statements, related notes, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Our fiscal year ends on the Sunday nearest December 31. Fiscal 2025 is comprised of 52 weeks and ends on December 28, 2025. Fiscal 2024 was comprised of 52 weeks and ended on December 29, 2024. The interim periods in fiscal 2025 and 2024 are each comprised of 13 weeks.

Overview

We are a leading sporting goods retailer in the western United States, with 414 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of March 30, 2025. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

We continue to monitor macroeconomic trends and uncertainties such as inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which could have adverse effects on our net sales and profitability. As a result of the tariffs announced by the U.S. administration and potential tariff modifications or the imposition of tariffs by other countries, we are evaluating the impact on our product purchase costs, merchandise margins and supply chain from these rapid changes in global trade policies. The impact of these changes on our financial results is uncertain. If we are unable to pass along increases in product purchase costs to customers, our margins and profitability will decline. Additionally, such macroeconomic conditions may adversely affect consumer sentiment resulting in reduced consumer demand for our product and lower sales. We will continue to evaluate these factors and their potential effects on our financial results.

In the first quarter of fiscal 2025 and 2024 we closed eight stores and six stores, respectively. For fiscal 2025, we do not anticipate opening any new stores and we anticipate closing approximately 15 stores (including eight stores that we closed in the first two months of fiscal 2025).

Executive Summary

Our increased net loss in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 primarily reflected the impact of reduced net sales and lower merchandise margins, partially offset by lower distribution expense, including costs capitalized into inventory, and lower store occupancy expense. We believe the decrease in net sales in the first quarter of fiscal 2025 in part reflected significant inflationary pressures which dampened consumer sentiment and reduced demand for discretionary products, as well as lower winter-related product sales due to unfavorable weather comparisons.

•
Net sales for the first quarter of fiscal 2025 decreased 9.2% to $175.6 million compared to $193.4 million for the first quarter of fiscal 2024. The decrease in net sales primarily reflects a decline of 7.8% in same store sales when compared with the first quarter of the prior year. We believe our lower same store sales in the first quarter of fiscal 2025 in part reflected significant inflationary pressures that negatively impacted consumer demand, lower winter-related product sales due to unfavorable weather comparisons, as well as reduced store count, which contributed to reduced net sales across each of our major merchandise categories of hardgoods, apparel and footwear. Lower year-over-year net sales were partially offset by the favorable impact from a calendar shift related to the Easter holiday.
•
Gross profit for the first quarter of fiscal 2025 represented 30.9% of net sales, compared with 31.2% in the first quarter of the prior year. Our reduced gross profit margin reflected lower merchandise margins and higher store occupancy expense as a percentage of net sales, partially offset by lower distribution expense, including costs capitalized into inventory, as a percentage of net sales. While merchandise margins decreased year over year, they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for the first quarter of fiscal 2025 decreased to $70.8 million, or 40.3% of net sales, compared to $71.4 million, or 36.9% of net sales, for the first quarter of fiscal 2024, primarily reflecting decreases in labor expense and reduced credit card fees related to lower sales.

•
Net loss for the first quarter of fiscal 2025 was $17.3 million, or $0.78 per basic share, compared to net loss of $8.3 million, or $0.38 per basic share, for the first quarter of fiscal 2024. The increased net loss for the first quarter of fiscal 2025 primarily reflected the impact of reduced net sales, lower merchandise margins and a reduced tax benefit, partially offset by lower distribution expense, including costs capitalized into inventory, and lower store occupancy expense.
•
Operating cash flow for the first quarter of fiscal 2025 was a negative $15.3 million compared to operating cash flow in the first quarter of fiscal 2024 of a positive $8.2 million. The decreased operating cash flow was due primarily to increased funding of merchandise inventory and an increase in net loss year over year.
•
Capital expenditures for the first quarter of fiscal 2025 and 2024 were $1.7 million and $1.8 million, respectively. We do not anticipate opening any new stores in fiscal 2025, after opening three new stores in the prior year.
•
We had cash of $3.9 million and $12.6 million as of March 30, 2025 and March 31, 2024, respectively. We had $30.9 million and zero borrowings under our credit facility as of March 30, 2025 and March 31, 2024, respectively.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended March 30, 2025 Compared to 13 Weeks Ended March 31, 2024

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	March 30, 2025		March 31, 2024
	(Dollars in thousands)
Net sales	$175,647	100.0%	$193,427	100.0%
Cost of sales (1)	121,319	69.1	133,029	68.8
Gross profit	54,328	30.9	60,398	31.2
Selling and administrative expense (2)	70,765	40.3	71,379	36.9
Operating loss	(16,437)	(9.4)	(10,981)	(5.7)
Interest expense	812	0.5	123	0.1
Loss before income taxes	(17,249)	(9.9)	(11,104)	(5.8)
Income tax expense (benefit)	1	0.0	(2,818)	(1.5)
Net loss	$(17,250)	(9.9)%	$(8,286)	(4.3)%

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

Net Sales. Net sales decreased by $17.8 million, or 9.2%, to $175.6 million in the first quarter of fiscal 2025 from $193.4 million in the first quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $14.6 million, or 7.8%, for the 13 weeks ended March 30, 2025, versus the comparable 13-week period in the prior year. We believe the decrease in same store sales reflected the following:
o
We experienced a continuation of significant and persistent inflationary pressures that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales.
o
Net sales decreases reflected reduced stores in operation, with 414 stores in operation as of March 30, 2025 compared to 424 stores in operation as of March 31, 2024.
o
In the first quarter of fiscal 2025 we experienced lower winter-related product sales due to unfavorable weather comparisons to the same period last year.
o
Our lower same store sales reflected decreases in our major merchandise categories of hardgoods, apparel and footwear.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the first quarter of fiscal 2025 and 2024 were not material.

•
We experienced decreased customer transactions of 5.3% and a lower average sale per transaction of 2.5% in the first quarter of fiscal 2025 compared to the prior year.
•
The decrease in net sales was partially offset by the favorable impact from a calendar shift related to the Easter holiday, during which our stores are closed, from the first quarter in fiscal 2024 to the second quarter in fiscal 2025.

Gross Profit. Gross profit decreased by $6.1 million to $54.3 million, or 30.9% of net sales, in the 13 weeks ended March 30, 2025, compared with $60.4 million, or 31.2% of net sales, in the 13 weeks ended March 31, 2024. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $17.8 million, or an unfavorable 9.2%, compared with the first quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 78 basis points compared with the first quarter of last year, primarily reflecting increased promotions, higher clearance sales and shifts in sales mix.
•
Distribution expense, including costs capitalized into inventory, decreased by $3.1 million, or a favorable 119 basis points as a percentage of net sales, in the first quarter of fiscal 2025 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory, and lower employee labor and benefit-related expense.
•
Store occupancy expense decreased by $0.8 million, but increased by an unfavorable 90 basis points as a percentage of net sales, compared with the first quarter of last year.

Selling and Administrative Expense. Selling and administrative expense decreased by $0.6 million to $70.8 million, or 40.3% of net sales, in the 13 weeks ended March 30, 2025, compared to $71.4 million, or 36.9% of net sales, in the first quarter of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Store-related expense, excluding occupancy, decreased by $0.5 million due primarily to reductions in employee labor expense and credit card fees related to lower sales, partially offset by increases in employee benefit-related expense. While employee labor expense decreased by $0.2 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our year-over-year store-related expense comparisons also reflected reduced stores in operation, which declined to 414 stores at the end of the first quarter of fiscal 2025 from 424 stores at the end of the first quarter of fiscal 2024.
•
Administrative expense decreased by $0.2 million, primarily attributable to reductions in employee labor and benefit-related expense, other staffing expense and company performance-based incentive accruals, partially offset by higher legal expense.
•
Our advertising expense was up slightly in the first quarter of fiscal 2025 when compared with the prior year and remains less than half of our pre-pandemic expense level.

Interest Expense. Interest expense increased by $0.7 million in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due primarily to borrowings under our revolving credit facility in the first quarter of fiscal 2025 combined with lower interest income.

Income Tax Benefit. The provision for income taxes was a benefit of zero and $2.8 million for the first quarter of fiscal 2025 and 2024, respectively. The provision for the first quarter of fiscal 2025 reflected the establishment of a valuation allowance in fiscal 2024 related to deferred tax assets. See Note 9 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion of our evaluation of deferred tax assets.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of March 30, 2025 and March 31, 2024, we had $3.9 million and $12.6 million of cash, respectively, and $30.9 million in revolving credit borrowings as of March 30, 2025. Our cash flows from operating, investing and financing activities are summarized as follows:

	13 Weeks Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(15,267)	$8,213
Investing activities	(741)	(1,810)
Financing activities	14,538	(2,983)
Net (decrease) increase in cash	$(1,470)	$3,420

Operating Activities. Operating cash flows for the first quarter of fiscal 2025 and 2024 were a negative $15.3 million and a positive $8.2 million, respectively. The decreased cash flow provided by operating activities for the first quarter of fiscal 2025 compared to the prior year primarily reflected increased funding of merchandise inventory and an increase in current year net loss compared with the prior year, partially offset by a smaller decrease in accrued expenses mainly related to company performance-based incentive awards.

Investing Activities. Net cash used in investing activities for the first quarter of fiscal 2025 and 2024 was $0.7 million and $1.8 million, respectively. Capital expenditures for the periods were $1.7 million and $1.8 million, respectively, excluding non-cash acquisitions, and primarily reflected store-related remodeling, distribution center investments and computer hardware and software purchases. Net cash used in investing activities for the first quarter of fiscal 2025 also reflected proceeds related to an insurance recovery of $0.9 million.

Financing Activities. Financing cash flows for the first quarter of fiscal 2025 and 2024 were a positive $14.5 million and a negative $3.0 million, respectively. For both periods presented, cash was used to make principal payments on finance lease liabilities and fund dividend payments. No dividends were declared in the current year. Accordingly, dividend payments in the first quarter of fiscal 2025 reflected only annual payments to employees related to the annual vesting of their accrued but unpaid nonvested share awards, while dividend payments in the same period last year also reflected a dividend declaration of $0.05 per share.

As of March 30, 2025 and March 31, 2024, we had $30.9 million and zero revolving credit borrowings, respectively, and $5.7 million and $2.0 million, respectively, of letter of credit commitments outstanding.

In the first half of fiscal 2024, we paid two quarterly cash dividends of $0.05 per share of outstanding common stock. In an effort to provide additional financial flexibility given the uncertain duration of current macroeconomic challenges, our Board of Directors suspended the quarterly cash dividend beginning in the third quarter of fiscal 2024. As of December 29, 2024, our Loan Agreement (as defined and described more fully in the next section) with Bank of America restricted future cash dividend payments until certain fixed charge coverage ratio requirements are met.

Periodically, we have repurchased our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. Our current share repurchase program authorizes the purchase of up to $25.0 million of our common stock. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with our Loan Agreement (as defined and described more fully in the next section) and the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We did not repurchase any shares of our common stock in fiscal 2024 or the first quarter of fiscal 2025. Since the inception of our initial share repurchase program in May 2006 through March 30, 2025, we have repurchased a total of 4,186,014 shares for $53.6 million. As of December 29, 2024, our Loan Agreement (as defined and described more fully in the next section) with Bank of America restricted future cash dividend payments until certain fixed charge coverage ratio requirements are met.

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

As of March 30, 2025, we had long-term revolving credit borrowings of $30.9 million and letter of credit commitments of $5.7 million outstanding, compared with borrowings of $13.8 million and letter of credit commitments of $6.1 million as of December 29, 2024. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $113.4 million and $130.1 million as of March 30, 2025 and December 29, 2024, respectively.

Future Capital Requirements. We had cash on hand of $3.9 million as of March 30, 2025. We expect capital expenditures for fiscal 2025, excluding non-cash acquisitions, to range from approximately $4.0 million to $7.0 million primarily to fund store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2025, we do not anticipate opening any new stores and we anticipate closing approximately 15 stores.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our credit facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under the credit facility and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware, distribution center delivery tractors and equipment. Additional information regarding our operating and finance leases is available in Notes 2 and 7 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In October 2024, we resumed borrowings under our revolving credit facility. In the first quarter of fiscal 2025 we had borrowings of $30.9 million under our revolving credit facility.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, we consider our estimates on valuation of merchandise inventory and valuation of long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended March 30, 2025.

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

In fiscal 2024 and 2025, we experienced significant inflation in the cost of products that we purchase for resale. While our merchandise inventory costs have been impacted by inflationary pressures, we have generally been able to adjust our selling prices in response to these higher product purchase costs. However, if we are unable to adjust our selling prices for product purchase cost increases that might occur in the future, then our merchandise margins could decline, which would adversely impact our operating results. Additionally, we have begun to evaluate the impact on our product purchase costs and merchandise margins that could result from recent changes in U.S. tariff policy enacted by the current administration and have not yet determined the impact of such changes. In fiscal 2024 and 2025, we experienced broad-based inflationary pressures which adversely impacted many categories of costs and expenses, including increased wage-rate pressures, and which are expected to continue during fiscal 2025.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, the economic impacts of public health issues (including COVID-19 or any potential variants), on our business operations, including as a result of regulations that may be issued in response to COVID-19, global supply chain disruptions resulting from the ongoing conflicts in Ukraine and the Middle East, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties such as the rapid change in tariff policies recently implemented by the U.S. administration, as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets, our ability to reverse valuation allowances on deferred tax assets, and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 30, 2025, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

We are providing the following additional risk factor to supplement the risk factors contained in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Tariffs on certain imports to the United States, other potential changes to U.S. tariff and import/export regulations and policies, and other changes to macroeconomic conditions could have a material adverse effect on global economic conditions and our business, results of operations and financial condition.

We are subject to tariffs on certain imports into the United States and many of the goods we sell are imported from other countries, principally China. Since the beginning of 2025, the U.S. government has announced several different measures regarding tariffs. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations and financial condition, and if we are unable to obtain products or pass product cost increases on to our customers, it could decrease our merchandise margins and operating results. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing with respect to tariffs on imports from various countries, including China, Canada and Mexico, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties, and tariffs. These developments may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could depress economic activity and limit trade opportunities with our suppliers which, if we are unable to find replacement product through alternative suppliers, could increase our costs and adversely impact our sales and profitability.

Deteriorating macroeconomic conditions, including escalating tariff and non-tariff trade measures, could result in increased uncertainty and lead to a further decline in consumer sentiment and reduced customer spending, which could negatively affect our business, results of operations and financial condition.

There have been no other material changes to the risk factors identified in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share activity during the quarter ended March 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 30 – January 26	—	$—	—	$20,864,000
January 27 – February 23	—	$—	—	$20,864,000
February 24 – March 30	90,672	$—	—	$20,864,000
Total	90,672		—	$20,864,000

(1)
The Company withheld 90,672 shares of Company common stock at an average price of $0.99 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.
(2)
This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: April 30, 2025	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: April 30, 2025	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)