Form 10-Q
period 2025-06-29
BIG 5 SPORTING GOODS Corp
filed 2025-07-30
CIK 1156388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

There were 22,918,721 shares of common stock, with a par value of $0.01 per share, outstanding as of July 22, 2025.

BIG 5 SPORTING GOODS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 29, 2025	December 29, 2024
ASSETS
Current assets:
Cash	$4,856	$5,418
Accounts receivable, net of allowances of $31 and $59, respectively	9,048	10,252
Merchandise inventories, net	283,271	260,307
Prepaid expenses	8,923	10,192
Total current assets	306,098	286,169
Operating lease right-of-use assets, net	255,516	261,887
Property and equipment, net	46,596	51,788
Other assets, net of accumulated amortization of $3,464 and $3,127, respectively	8,978	9,522
Total assets	$617,188	$609,366
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,836	$69,728
Accrued expenses	57,460	58,946
Current portion of operating lease liabilities	66,920	70,288
Current portion of finance lease liabilities	3,686	3,642
Total current liabilities	197,902	202,604
Operating lease liabilities, less current portion	199,264	202,894
Finance lease liabilities, less current portion	7,600	8,558
Long-term debt	71,414	13,756
Other long-term liabilities	6,118	5,943
Total liabilities	482,298	433,755
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 27,225,976 and 26,998,880 shares, respectively; outstanding 22,918,721 and 22,691,625 shares, respectively	271	269
Additional paid-in capital	132,267	131,215
Retained earnings	56,609	98,384
Less: Treasury stock, at cost; 4,307,255 shares	(54,257)	(54,257)
Total stockholders' equity	134,890	175,611
Total liabilities and stockholders' equity	$617,188	$609,366

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$184,894	$199,824	$360,541	$393,251
Cost of sales	132,729	141,100	254,048	274,129
Gross profit	52,165	58,724	106,493	119,122
Selling and administrative expense	75,367	72,227	146,132	143,606
Operating loss	(23,202)	(13,503)	(39,639)	(24,484)
Interest expense	1,330	82	2,142	205
Loss before income taxes	(24,532)	(13,585)	(41,781)	(24,689)
Income tax expense (benefit)	8	(3,581)	9	(6,399)
Net loss	$(24,540)	$(10,004)	$(41,790)	$(18,290)
Loss per share:
Basic	$(1.11)	$(0.46)	$(1.89)	$(0.84)
Diluted	$(1.11)	$(0.46)	$(1.89)	$(0.84)
Weighted-average shares of common stock outstanding:
Basic	22,157	21,956	22,090	21,894
Diluted	22,157	21,956	22,090	21,894

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	13 Weeks Ended June 29, 2025
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of March 30, 2025	22,855,063	$271	$131,783	$81,140	$(54,257)	$158,937
Net loss	—	—	—	(24,540)	—	(24,540)
Dividends on common stock ($0.00 per share)	—	—	—	9	—	9
Issuance of nonvested share awards	90,000	—	—	—	—	—
Share-based compensation	—	—	485	—	—	485
Forfeiture of nonvested share awards	(25,470)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(872)	—	(1)	—	—	(1)
Balance as of June 29, 2025	22,918,721	$271	$132,267	$56,609	$(54,257)	$134,890

	13 Weeks Ended June 30, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of March 31, 2024	22,625,042	$269	$129,150	$160,275	$(54,257)	$235,437
Net loss	—	—	—	(10,004)	—	(10,004)
Dividends on common stock ($0.05 per share)	—	—	—	(1,124)	—	(1,124)
Issuance of nonvested share awards	90,000	—	—	—	—	—
Exercise of share option awards	3,300	—	7	—	—	7
Share-based compensation	—	—	726	—	—	726
Forfeiture of nonvested share awards	(8,585)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(892)	—	(3)	—	—	(3)
Balance as of June 30, 2024	22,708,865	$269	$129,880	$149,147	$(54,257)	$225,039

	26 Weeks Ended June 29, 2025
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 29, 2024	22,691,625	$269	$131,215	$98,384	$(54,257)	$175,611
Net loss	—	—	—	(41,790)	—	(41,790)
Dividends on common stock ($0.00 per share)	—	—	—	15	—	15
Issuance of nonvested share awards	352,980	3	(3)	—	—	—
Share-based compensation	—	—	1,145	—	—	1,145
Forfeiture of nonvested share awards	(34,340)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(91,544)	(1)	(90)	—	—	(91)
Balance as of June 29, 2025	22,918,721	$271	$132,267	$56,609	$(54,257)	$134,890

	26 Weeks Ended June 30, 2024
			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock,
	Shares	Amount	Capital	Earnings	At Cost	Total
Balance as of December 31, 2023	22,440,362	$267	$128,737	$169,667	$(54,257)	$244,414
Net loss	—	—	—	(18,290)	—	(18,290)
Dividends on common stock ($0.10 per share)	—	—	—	(2,230)	—	(2,230)
Issuance of nonvested share awards	366,660	3	(3)	—	—	—
Exercise of share option awards	5,725	—	12	—	—	12
Share-based compensation	—	—	1,444	—	—	1,444
Forfeiture of nonvested share awards	(16,985)	—	—	—	—	—
Retirement of common stock for payment of withholding tax	(86,897)	(1)	(310)	—	—	(311)
Balance as of June 30, 2024	22,708,865	$269	$129,880	$149,147	$(54,257)	$225,039

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(41,790)	$(18,290)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,229	8,834
Impairment of assets	1,311	—
Share-based compensation	1,145	1,444
Amortization of other assets	719	533
Noncash lease expense	33,314	34,688
Proceeds from insurance recovery - lost profit margin and expenses	25	—
Deferred income taxes	—	(6,363)
Changes in operating assets and liabilities:
Accounts receivable, net	246	(1,140)
Merchandise inventories, net	(22,964)	(13,813)
Prepaid expenses and other assets	1,094	2,117
Accounts payable	3,286	26,705
Operating lease liabilities	(34,267)	(35,466)
Accrued expenses and other long-term liabilities	(428)	(2,176)
Net cash used in operating activities	(50,080)	(2,927)

Cash flows from investing activities:
Purchases of property and equipment	(3,183)	(6,266)
Proceeds from insurance recovery - property and equipment	933	—
Net cash used in investing activities	(2,250)	(6,266)

Cash flows from financing activities:
Borrowings under revolving credit facility	120,153	—
Payments under revolving credit facility	(62,495)	—
Changes in book overdraft	(3,443)	10,167
Principal payments under finance lease liabilities	(1,998)	(2,135)
Proceeds from exercise of share option awards	—	12
Tax withholding payments for share-based compensation	(91)	(311)
Dividends paid	(358)	(2,803)
Net cash provided by financing activities	51,768	4,930

Net decrease in cash	(562)	(4,263)

Cash at beginning of period	5,418	9,201

Cash at end of period	$4,856	$4,938

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$1,084	$520
Property and equipment additions unpaid	$853	$949
Supplemental disclosures of cash flow information:
Interest paid	$1,808	$598
Income taxes paid	$39	$10

See accompanying notes to unaudited condensed consolidated financial statements.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(1)
Description of Business

Big 5 Sporting Goods Corporation (the “Company”) is a leading sporting goods retailer in the western United States, operating 414 stores and an e-commerce platform as of June 29, 2025. The Company provides a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. The Company’s product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation. The Company is a holding company that operates as one reportable segment through Big 5 Corp., its 100%-owned subsidiary, and Big 5 Services Corp., which is a 100%-owned subsidiary of Big 5 Corp. Big 5 Services Corp. provides a centralized operation for the issuance and administration of gift cards and returned merchandise credits (collectively, “stored-value cards”).

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

(2)
Proposed Merger

On June 29, 2025, the Company entered into the Agreement and Plan of Merger, dated June 29, 2025, by and among Worldwide Sports Group Holdings LLC, a Delaware limited liability company (“Parent”), WSG Merger LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”) and the Company, pursuant to which, subject to the terms and satisfaction of the conditions thereof, Merger Sub will merge into and with the Company, with the Company as the surviving company and wholly-owned subsidiary of Parent (the “Merger”). Subject to the terms and conditions of the Merger Agreement, each share of the Company’s common stock that is issued and outstanding immediately prior to the effective time of the Merger other than any shares of common stock (i) owned by Parent, Merger Sub or the Company or by any direct or indirect wholly-owned subsidiary of Parent, Merger Sub or the Company or (ii) owned by stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Delaware law, will be canceled and extinguished and automatically converted into the right to receive $1.45 per share in cash, without interest and subject to any applicable withholding taxes (the “Merger Consideration”). The Merger Agreement contains customary covenants and agreements, including with respect to the Company’s operations of the business between signing and closing. The Merger is expected to close in the second half of 2025, subject to customary closing conditions, including approval by the Company’s stockholders. The Merger Agreement includes customary termination rights for the Company and Parent. Upon termination of the Merger Agreement in certain circumstances, the Company will be required to pay Parent a termination fee of $2.0 million. In addition, in certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, Parent will be required to pay the Company a termination fee of $3.0 million upon termination of the Merger Agreement.

(3)
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

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

Use of Estimates

Management makes a number of estimates and assumptions relating to the reporting of assets, liabilities and stockholders’ equity and the disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and reported amounts of revenue and expense during the reporting period to prepare these Interim Financial Statements in conformity with GAAP. Certain items subject to such estimates and assumptions include the carrying amount of merchandise inventories, property and equipment, lease assets and lease liabilities; valuation allowances for receivables, sales returns and deferred income tax assets; estimates related to stored-value cards and the valuation of share-based compensation awards; and obligations related to litigation, self-insurance liabilities and employee benefits. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after June 29, 2025 may result in actual outcomes that differ from those contemplated by management’s assumptions and estimates.

Segment Reporting

The Company operates solely as a sporting goods retailer, which include both retail stores and an e-commerce platform, that offers a broad range of products in the western United States and online, and whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage, with the stores and e-commerce platform offering a similar general product mix. The Company’s core customer demographic remains similar across all sales channels, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix for both the stores and e-commerce platform from a single distribution center. Given the consolidated level of review by the CODM, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting. See Note 4 to the Interim Financial Statements for a further discussion of segment information.

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

In accordance with ASC 606, Revenue from Contracts with Customers, the Company disaggregates net sales into the following major merchandise categories to depict the nature and amount of revenue and related cash flows:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Hardgoods	$108,494	$116,105	$191,087	$203,897
Athletic and sport footwear	43,621	48,140	89,374	100,757
Athletic and sport apparel	31,925	34,769	78,285	86,225
Other sales	854	810	1,795	2,372
Net sales	$184,894	$199,824	$360,541	$393,251

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•
Retail store sales
•
E-commerce sales
•
Stored-value cards

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the product is tendered for delivery to the common carrier. For performance obligations related to stored-value cards, the Company typically transfers control upon redemption of the stored-value card through consummation of a future sales transaction. The Company accounts for shipping and handling relative to e-commerce sales as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with e-commerce sales was not material for the 13 and 26 weeks ended June 29, 2025 and June 30, 2024.

The Company recognized $1.4 million and $2.9 million in stored-value card redemption revenue for the 13 and 26 weeks ended June 29, 2025, respectively, compared to $1.3 million and $2.7 million in stored-value card redemption revenue for the 13 and 26 weeks ended June 30, 2024, respectively. The Company also recognized $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended June 29, 2025, respectively, compared to $0.1 million and $0.2 million in stored-value card breakage revenue for the 13 and 26 weeks ended June 30, 2024, respectively. The Company had outstanding stored-value card liabilities of $9.8 million and $9.7 million as of June 29, 2025 and December 29, 2024, respectively, which are included in accrued expenses in the accompanying interim unaudited condensed consolidated balance sheets. Based upon historical experience, stored-value cards are predominantly redeemed in the first two years following their issuance date.

In the accompanying interim unaudited condensed consolidated balance sheets, the Company recorded, as prepaid expense, estimated right-of-return merchandise cost of $0.5 million and $0.7 million related to estimated sales returns as of June 29, 2025 and December 29, 2024, respectively, and recorded, in accrued expenses, an allowance for sales returns reserve of $1.1 million and $1.5 million as of June 29, 2025 and December 29, 2024, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes compensation expense on a straight-line basis over the requisite service period using the fair-value method for share option awards, nonvested share awards and nonvested share unit awards granted with service-only conditions. See Note 13 to the Interim Financial Statements for a further discussion on share-based compensation.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

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

The Company recognized $1.3 million in impairment charges in the first half of fiscal 2025 and did not recognize any impairment charges in the first half of fiscal 2024.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

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

See Note 8 to the Interim Financial Statements for a further discussion on leases.

(4)
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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

The Company's single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)		(In thousands)
Revenue	$184,894	$199,824	$360,541	$393,251
Less:
Cost of merchandise sold	94,076	100,997	177,333	194,444
Employee labor and benefit-related expense	56,911	58,062	113,966	116,336
Occupancy expense	25,441	26,255	50,629	52,177
Equipment, trucking and utilities expense	11,711	11,576	22,880	22,596
Other segment items (1)	10,941	6,911	18,042	14,124
Depreciation and amortization expense	4,354	4,768	8,787	9,285
Income tax expense (benefit)	8	(3,581)	9	(6,399)
Credit card fees	2,561	2,726	4,903	5,227
Advertising expense (2)	2,101	2,032	3,640	3,546
Interest expense, net	1,330	82	2,142	205
Segment net loss	$(24,540)	$(10,004)	$(41,790)	$(18,290)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Net loss	$(24,540)	$(10,004)	$(41,790)	$(18,290)

(1)
Includes business insurance and license expense, audit and legal expense, outside service expense, supplies expense and other overhead expense for the fiscal quarter ended June 29, 2025 and June 30, 2024.
(2)
Excludes labor and benefit-related expense that is included in “Employee labor and benefit-related expense” above.
(5)
Impairment of Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized non-cash impairment charges of $1.3 million related to underperforming stores in the first half of fiscal 2025 and did not recognize any impairment charges in the first half of fiscal 2024. The impairment charges in the first half of fiscal 2025 represented property, equipment and leasehold improvements of $1.0 million and ROU assets of $0.3 million and are included in selling and administrative expense in the accompanying interim unaudited condensed consolidated statements of operations. The Company recognized non-cash impairment charges of $0.8 million related to underperforming stores in fiscal 2024. These impairment charges represented property, equipment and leasehold improvements of $0.6 million and ROU assets of $0.2 million and are included in selling and administrative expense in the accompanying interim unaudited condensed consolidated statements of operations. The lower-than-expected sales performance, coupled with future unfavorable undiscounted cash flow projections, indicated that the carrying value of these stores’ assets exceeded their estimated fair values as determined by their future discounted cash flow projections.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

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

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were assets subject to long-lived asset impairment related to certain underperforming stores. The Company estimates the fair values of these long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable real estate market data of underperforming stores’ specific comparable markets, when available. The Company classifies these fair value measurements as Level 3 inputs, which are unobservable inputs for which market data are not available and that are developed using the best information available about pricing assumptions used by market participants in accordance with ASC 820. As of June 29, 2025 and December 29, 2024, there were $1.3 million and $0.8 million, respectively, of long-lived assets subject to impairment.

(7)
Accrued Expenses

The major components of accrued expenses are as follows:

	June 29, 2025	December 29, 2024
	(In thousands)
Payroll and related expense	$20,475	$20,737
Stored-value card liabilities	9,847	9,732
Occupancy expense	8,075	9,085
Sales tax	4,728	7,079
Other	14,335	12,313
Accrued expenses	$57,460	$58,946

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

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

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Lease expense:
Operating lease expense	$20,580	$21,210	$41,200	$42,248
Variable lease expense	5,090	5,038	10,171	9,720
Operating lease expense	25,670	26,248	51,371	51,968

Amortization of right-of-use assets	1,210	1,159	2,455	2,301
Interest on lease liabilities	187	219	379	448
Finance lease expense	1,397	1,378	2,834	2,749
Total lease expense	$27,067	$27,626	$54,205	$54,717

Other information related to leases was as follows:

	26 Weeks Ended
	June 29, 2025	June 30, 2024
	(In thousands)
Operating cash flows from operating leases	$42,003	$43,604
Financing cash flows from finance leases	1,998	2,135
Operating cash flows from finance leases	406	477
Cash paid for amounts included in the measurement of lease liabilities	$44,407	$46,216

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,095	$1,363
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,277	$46,529
Weighted-average remaining lease term—finance leases	3.2 years	4.0 years
Weighted-average remaining lease term—operating leases	4.8 years	5.0 years
Weighted-average discount rate—finance leases	6.6%	6.3%
Weighted-average discount rate—operating leases	6.0%	5.7%

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

Maturities of finance and operating lease liabilities as of June 29, 2025 were as follows:

Fiscal Year Ending:	Finance Leases	Operating Leases
	(In thousands)
2025 (remaining six months)	$2,177	$42,518
2026	4,424	79,216
2027	3,163	59,100
2028	2,108	44,410
2029	672	35,665
Thereafter	17	45,916
Undiscounted cash flows	$12,561	$306,825
Reconciliation of lease liabilities:
Weighted-average remaining lease term	3.2 years	4.8 years
Weighted-average discount rate	6.6%	6.0%
Present values	$11,286	$266,184
Lease liabilities - current	3,686	66,920
Lease liabilities - long-term	7,600	199,264
Lease liabilities - total	$11,286	$266,184
Difference between undiscounted and discounted cash flows	$1,275	$40,641

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

NOTES TO INTERIM FINANCIAL STATEMENTS

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

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

As of June 29, 2025 and December 29, 2024, the Company had long-term revolving credit borrowings outstanding bearing interest at either SOFR or the prime lending rates as shown in the tables below.

	June 29, 2025	December 29, 2024
	(Dollars in thousands)
SOFR rate	$67,000	$10,000
Prime rate	4,414	3,756
Total borrowings	$71,414	$13,756

SOFR rate	4.3%	4.5%
Prime rate	7.5%	7.5%
Average interest rate	6.5%	7.6%
Period-end interest rate	6.4%	6.9%

As of June 29, 2025 and December 29, 2024, the Company had outstanding letter of credit commitments of $5.7 million and $6.1 million, respectively. Total remaining borrowing availability, after subtracting letters of credit, was $72.9 million and $130.1 million as of June 29, 2025 and December 29, 2024, respectively.

(10)
Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 24-month period, which was not outweighed by available positive evidence and which limited the Company’s projections of future growth. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Accordingly, as of June 29, 2025 and December 29, 2024, a valuation allowance of $38.1 million and $27.4 million, respectively, was provided against the net amount of deferred tax assets.

On July 4, 2025, new U.S. tax legislation was signed into law and includes a broad range of tax reform provisions. The Company is currently evaluating the impact of the new legislation.

The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statutes of limitations for consolidated federal income tax returns are open for fiscal years 2021 and after, and state and local income tax returns are open for fiscal years 2020 and after.

As of June 29, 2025 and December 29, 2024, the Company had no unrecognized tax benefits including those that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. As of June 29, 2025 and December 29, 2024, the Company had no accrued interest or penalties.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands, except per share data)
Net loss	$(24,540)	$(10,004)	$(41,790)	$(18,290)
Weighted-average shares of common stock outstanding:
Basic	22,157	21,956	22,090	21,894
Dilutive effect of common stock equivalents arising from share option and nonvested share awards	—	—	—	—
Diluted	22,157	21,956	22,090	21,894
Basic loss per share	$(1.11)	$(0.46)	$(1.89)	$(0.84)
Diluted loss per share	$(1.11)	$(0.46)	$(1.89)	$(0.84)
Antidilutive share option awards excluded from diluted calculation	814	430	717	358
Antidilutive nonvested share awards excluded from diluted calculation	452	656	534	494

The computation of diluted earnings per share for all periods presented excludes all potential awards since the Company reported a net loss in each period, and the effect of their inclusion would have been antidilutive (i.e., including such awards would result in higher earnings per share).

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

(13)
Share-based Compensation

In June 2025, the Company further amended and restated its 2019 Equity Incentive Plan (the “2019 Plan”), primarily authorizing an additional 3,750,000 shares available for future grant which have not yet been registered. Including these unregistered shares, 5,111,277 shares were available for future grant under the 2019 Plan as of June 29, 2025.

At its discretion, the Company grants share option awards, nonvested share awards and nonvested share unit awards to certain employees, as defined by ASC 718, Compensation—Stock Compensation, under the Company’s 2019 Plan, and accounts for its share-based compensation in accordance with ASC 718. The Company recognized $0.5 million and $1.1 million in share-based compensation expense for the 13 and 26 weeks ended June 29, 2025, respectively, and recognized $0.7 million and $1.4 million in share-based compensation expense for the 13 and 26 weeks ended June 30, 2024, respectively.

Share Option Awards

Share option awards granted by the Company generally vest and become exercisable in four equal annual installments of 25% per year with a maximum life of ten years. The exercise price of share option awards is equal to the quoted market price of the Company’s common stock on the date of grant. The Company granted 315,000 and 272,000 share option awards in the first half of fiscal 2025 and 2024, respectively, with a weighted-average grant-date fair value of $0.91 and $2.52 per share option award, respectively.

A summary of the status of the Company’s share option awards is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2024	509,660	$4.67
Granted	315,000	1.18
Forfeited	(17,800)	3.90
Outstanding at June 29, 2025	806,860	$3.32	7.66	$3,118
Exercisable at June 29, 2025	308,184	$4.30	5.06	$54
Vested and Expected to Vest at June 29, 2025	799,484	$3.34	7.64	$3,063

The aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s most recent closing stock price of $1.19 as of June 29, 2025, which would have been received by the share option award holders had all share option award holders exercised their share option awards as of that date.

BIG 5 SPORTING GOODS CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(continued)

The fair value of each share option award on the date of grant was estimated using the Black-Scholes method based on the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Risk-free interest rate	—	—	4.2%	4.2%
Expected term	—	—	7.5 years	7.5 years
Expected volatility	—	—	81.4%	77.6%
Expected dividend yield	—	—	—	4.1%

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

As of June 29, 2025, there was $0.7 million of total unrecognized compensation expense related to share option awards granted. That expense is expected to be recognized over a weighted-average period of 3.3 years.

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

Nonvested share awards become outstanding when granted and are delivered to the recipient upon their vesting. Vested share unit awards, including any dividend reinvestments, are delivered to the recipient on the tenth business day of January following the year in which the recipient’s service to the Company is terminated, at which time the units convert to shares and become outstanding. The total fair value of nonvested share awards which vested during the first half of fiscal 2025 and 2024 was $0.3 million and $1.0 million, respectively. No nonvested share unit awards vested during the first half of fiscal 2025 and 2024.

The Company granted 352,980 and 366,660 nonvested share awards in the first half of fiscal 2025 and 2024, respectively. The weighted-average grant-date fair value per share of the Company’s nonvested share awards granted in the first half of fiscal 2025 and 2024 was $1.07 and $3.49, respectively. No nonvested share unit awards were granted during the periods presented.

A summary of the status of the Company’s nonvested share awards is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 29, 2024	691,800	$7.24
Granted	352,980	1.07
Vested	(316,185)	7.95
Forfeited	(34,340)	5.63
Balance at June 29, 2025	694,255	$3.86

To satisfy employee minimum statutory tax withholding requirements for nonvested share awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In the first half of fiscal 2025, the Company withheld 91,544 common shares with a total value of $0.1 million. This amount is presented as a cash outflow from financing activities in the accompanying interim unaudited condensed consolidated statement of cash flows.

As of June 29, 2025, there was $2.2 million of total unrecognized compensation expense related to nonvested share awards, which is expected to be recognized over a weighted-average period of 2.9 years. As of June 29, 2025, there was no remaining unrecognized compensation expense related to nonvested share unit awards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Big 5 Sporting Goods Corporation
El Segundo, California

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Big 5 Sporting Goods Corporation and subsidiaries (the “Company”) as of June 29, 2025, the related condensed consolidated statements of operations and stockholders’ equity for the fiscal 13-week and 26-week periods ended June 29, 2025 and June 30, 2024, and of cash flows for the fiscal 26-week periods ended June 29, 2025 and June 30, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

July 30, 2025

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

Overview

We are a leading sporting goods retailer in the western United States, with 414 stores and an e-commerce platform under the name “Big 5 Sporting Goods” as of June 29, 2025. We provide a full-line product offering in a traditional sporting goods store format that averages approximately 12,000 square feet. Our product mix includes athletic shoes, apparel and accessories, as well as a broad selection of outdoor and athletic equipment for team sports, fitness, camping, hunting, fishing, home recreation, tennis, golf, and winter and summer recreation.

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

In the first half of fiscal 2025 we closed eight stores and in the first half of fiscal 2024 we opened one store and closed six stores. For fiscal 2025, we do not anticipate opening any new stores and we anticipate closing approximately 15 stores (including eight stores that we closed in the first two months of fiscal 2025).

Proposed Merger

On June 29, 2025, we entered into the Agreement and Plan of Merger, dated June 29, 2025, by and among Worldwide Sports Group Holdings LLC, a Delaware limited liability company (“Parent”), WSG Merger LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”) and us, pursuant to which, subject to the terms and satisfaction of the conditions thereof, Merger Sub will merge into and with us, with us as the surviving company and wholly-owned subsidiary of Parent (the “Merger”). Subject to the terms and conditions of the Merger Agreement, each share of our common stock that is issued and outstanding immediately prior to the effective time of the Merger other than any shares of common stock (i) owned by Parent, Merger Sub or us or by any direct or indirect wholly-owned subsidiary of Parent, Merger Sub or us or (ii) owned by stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Delaware law, will be canceled and extinguished and automatically converted into the right to receive $1.45 per share in cash, without interest and subject to any applicable withholding taxes (the “Merger Consideration”). The Merger Agreement contains customary covenants and agreements, including with respect to our operations of the business between signing and closing. The Merger is expected to close in the second half of 2025, subject to customary closing conditions, including approval by our stockholders. The Merger Agreement includes customary termination rights for us and Parent. Upon termination of the Merger Agreement in certain circumstances, we will be required to pay Parent a termination fee of $2.0 million. In addition, in certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, Parent will be required to pay us a termination fee of $3.0 million upon termination of the Merger Agreement.

Executive Summary

Our increased net loss in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 primarily reflected the impact of reduced net sales, lower merchandise margins, a reduced income tax benefit and increases in legal and other third-party expense related to the previously-announced merger proposal. We believe the decrease in net sales in the second quarter of fiscal 2025 in part reflected significant inflationary pressures which dampened consumer sentiment and reduced demand for discretionary products.

•
Net sales for the second quarter of fiscal 2025 decreased 7.5% to $184.9 million compared to $199.8 million for the second quarter of fiscal 2024. The decrease in net sales primarily reflects a decline of 6.1% in same store sales when compared with the second quarter of the prior year. We believe our lower same store sales in the second quarter of fiscal 2025 in part reflected significant inflationary pressures that negatively impacted consumer demand, as well as reduced store count. We also experienced particular sales softness in many of our stores with a higher concentration of Latino customers, which were impacted by U.S. Immigration and Customs Enforcement (“ICE”) activity that began in early June. These pressures contributed to reduced net sales across each of our major merchandise categories of footwear, apparel and hardgoods. Lower year-over-year net sales included the unfavorable impact from calendar shifts related to the Easter and July 4th holidays.
•
Gross profit for the second quarter of fiscal 2025 represented 28.2% of net sales, compared with 29.4% in the second quarter of the prior year. Our reduced gross profit margin reflected lower merchandise margins, higher store occupancy expense as a percentage of net sales and higher distribution expense, including costs capitalized into inventory, as a percentage of net sales. While merchandise margins decreased year over year, they remained healthy and continued to compare favorably to pre-pandemic levels.
•
Selling and administrative expense for the second quarter of fiscal 2025 increased to $75.4 million, or 40.8% of net sales, compared to $72.2 million, or 36.1% of net sales, for the second quarter of fiscal 2024, primarily reflecting increases in legal and other third-party expense related to the previously-announced merger proposal, a non-cash impairment charge related to certain underperforming stores and employee benefit-related expense, partially offset by decreases in employee labor expense.
•
Net loss for the second quarter of fiscal 2025 was $24.5 million, or $1.11 per basic share, compared to net loss of $10.0 million, or $0.46 per basic share, for the second quarter of fiscal 2024. The increased net loss for the second quarter of fiscal 2025 primarily reflected the impact of reduced net sales, lower merchandise margins, a reduced income tax benefit and increases in legal and other third-party expense related to the previously-announced merger proposal.
•
Operating cash flow for the first half of fiscal 2025 was a negative $50.1 million compared to operating cash flow in the first half of fiscal 2024 of a negative $2.9 million. The decreased operating cash flow was due primarily to increased funding of merchandise inventory and an increase in net loss year over year.
•
Capital expenditures for the first half of fiscal 2025 and 2024 were $3.2 million and $6.3 million, respectively. We do not anticipate opening any new stores in fiscal 2025, after opening three new stores in the prior year.
•
We had cash of $4.9 million and $4.9 million as of June 29, 2025 and June 30, 2024, respectively. We had $71.4 million and zero borrowings under our credit facility as of June 29, 2025 and June 30, 2024, respectively.

Results of Operations

The results of the interim periods are not necessarily indicative of results for the entire fiscal year.

13 Weeks Ended June 29, 2025 Compared to 13 Weeks Ended June 30, 2024

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	13 Weeks Ended
	June 29, 2025		June 30, 2024
	(Dollars in thousands)
Net sales	$184,894	100.0%	$199,824	100.0%
Cost of sales (1)	132,729	71.8	141,100	70.6
Gross profit	52,165	28.2	58,724	29.4
Selling and administrative expense (2)	75,367	40.8	72,227	36.1
Operating loss	(23,202)	(12.6)	(13,503)	(6.7)
Interest expense	1,330	0.7	82	0.0
Loss before income taxes	(24,532)	(13.3)	(13,585)	(6.7)
Income tax expense (benefit)	8	0.0	(3,581)	(1.8)
Net loss	$(24,540)	(13.3)%	$(10,004)	(4.9)%

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

Net Sales. Net sales decreased by $14.9 million, or 7.5%, to $184.9 million in the second quarter of fiscal 2025 from $199.8 million in the second quarter last year. The change in net sales reflected the following:

•
Same store sales decreased by $11.9 million, or 6.1%, for the 13 weeks ended June 29, 2025, versus the comparable 13-week period in the prior year. We believe the decrease in same store sales reflected the following:
o
We experienced a continuation of significant and persistent inflationary pressures that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales.
o
Net sales decreases reflected reduced stores in operation, with 414 stores in operation as of June 29, 2025 compared to 425 stores in operation as of June 30, 2024.
o
We experienced particular sales softness in many of our stores with a higher concentration of Latino customers, which were impacted by ICE activity that began in early June.
o
Our lower same store sales reflected decreases in our major merchandise categories of footwear, apparel and hardgoods.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the second quarter of fiscal 2025 and 2024 were not material.
•
We experienced decreased customer transactions of 5.1% and a lower average sale per transaction of 1.0% in the second quarter of fiscal 2025 compared to the prior year.
•
The decrease in net sales included the unfavorable impact from calendar shifts related to the Easter holiday, during which our stores are closed, from the first quarter in fiscal 2024 to the second quarter in fiscal 2025 and the July 4th holiday, which moved one day further into the third quarter of fiscal 2025.

Gross Profit. Gross profit decreased by $6.5 million to $52.2 million, or 28.2% of net sales, in the 13 weeks ended June 29, 2025, compared with $58.7 million, or 29.4% of net sales, in the 13 weeks ended June 30, 2024. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $14.9 million, or an unfavorable 7.5%, compared with the second quarter of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 50 basis points compared with the second quarter of last year, primarily reflecting increased promotions and, to a lesser degree, the impact from tariffs.
•
Store occupancy expense decreased by $0.9 million, but increased by an unfavorable 59 basis points as a percentage of net sales, compared with the second quarter of last year, reflecting our reduced store count.
•
Distribution expense, including costs capitalized into inventory, decreased by $0.8 million, but increased by an unfavorable 16 basis points as a percentage of net sales, in the second quarter of fiscal 2025 compared to the prior year. The decrease primarily reflected lower employee labor and benefit-related expense and increased costs capitalized into inventory.

Selling and Administrative Expense. Selling and administrative expense increased by $3.2 million to $75.4 million, or 40.8% of net sales, in the 13 weeks ended June 29, 2025, compared to $72.2 million, or 36.1% of net sales, in the second quarter of last year. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense increased by $3.7 million, primarily attributable to higher legal and other third-party expense of $2.8 million related to the previously-announced merger proposal and a non-cash impairment charge of $1.3 million related to certain underperforming stores, partially offset by reductions in employee labor and benefit-related expense.
•
Our advertising expense was up slightly in the second quarter of fiscal 2025 when compared with the prior year.
•
Store-related expense, excluding occupancy, decreased by $0.6 million due primarily to reductions in employee labor expense and lower credit card fees related to lower sales, partially offset by increases in employee benefit-related expense. While employee labor expense decreased by $0.9 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our year-over-year store-related expense comparisons also reflected reduced stores in operation, which declined to 414 stores at the end of the second quarter of fiscal 2025 from 425 stores at the end of the second quarter of fiscal 2024.

Interest Expense. Interest expense increased by $1.2 million in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 due primarily to borrowings under our revolving credit facility in the second quarter of fiscal 2025 combined with lower interest income.

Income Tax Benefit. The provision for income taxes was an expense of $8,000 and a benefit of $3.6 million for the second quarter of fiscal 2025 and 2024, respectively. The provision for the second quarter of fiscal 2025 reflected the establishment of a valuation allowance in fiscal 2024 related to deferred tax assets. See Note 10 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion of our evaluation of deferred tax assets.

26 Weeks Ended June 29, 2025 Compared to 26 Weeks Ended June 30, 2024

The following table sets forth selected items from our interim unaudited condensed consolidated statements of operations by dollar and as a percentage of our net sales for the periods indicated:

	26 Weeks Ended
	June 29, 2025		June 30, 2024
	(Dollars in thousands)
Net sales	$360,541	100.0%	$393,251	100.0%
Cost of sales (1)	254,048	70.5	274,129	69.7
Gross profit	106,493	29.5	119,122	30.3
Selling and administrative expense (2)	146,132	40.5	143,606	36.5
Operating loss	(39,639)	(11.0)	(24,484)	(6.2)
Interest expense	2,142	0.6	205	0.1
Loss before income taxes	(41,781)	(11.6)	(24,689)	(6.3)
Income tax expense (benefit)	9	0.0	(6,399)	(1.6)
Net loss	$(41,790)	(11.6)%	$(18,290)	(4.7)%

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

Net Sales. Net sales decreased by $32.8 million, or 8.3%, to $360.5 million in the first half of fiscal 2025 from $393.3 million in the same period last year. The change in net sales reflected the following:

•
Same store sales decreased by $26.5 million, or 6.9%, for the 26 weeks ended June 29, 2025, versus the comparable 26-week period in the prior year. We believe the decrease in same store sales reflected the following:
o
We experienced a continuation of significant and persistent inflationary pressures that dampened consumer sentiment and weakened demand for discretionary products, which negatively affected sales.
o
Net sales decreases reflected reduced stores in operation, with 414 stores in operation as of June 29, 2025 compared to 425 stores in operation as of June 30, 2024.
o
In the first half of fiscal 2025 we experienced lower winter-related product sales due to unfavorable weather comparisons to the same period last year.
o
Our lower same store sales reflected decreases in our major merchandise categories of footwear, apparel and hardgoods.
o
Same store sales comparisons are made on a comparable-day basis. Same store sales for a period normally consist of sales for stores that operated throughout the period and the full corresponding prior-year period, along with sales from e-commerce. Sales from e-commerce in the first half of fiscal 2025 and 2024 were not material.
•
We experienced decreased customer transactions of 5.2% and a lower average sale per transaction of 1.7% in the first half of fiscal 2025 compared to the prior year.

Gross Profit. Gross profit decreased by $12.6 million to $106.5 million, or 29.5% of net sales, in the 26 weeks ended June 29, 2025, compared with $119.1 million, or 30.3% of net sales, in the 26 weeks ended June 30, 2024. The change in gross profit was primarily attributable to the following:

•
Net sales decreased by $32.8 million, or an unfavorable 8.3%, compared with the first half of last year.
•
Merchandise margins, which exclude buying, occupancy and distribution expense, decreased by an unfavorable 64 basis points compared with the first half of last year, primarily reflecting increased promotions, higher clearance sales and shifts in sales mix.
•
Distribution expense, including costs capitalized into inventory, decreased by $3.9 million, or a favorable 49 basis points as a percentage of net sales, in the first half of fiscal 2025 compared to the prior year. The decrease primarily reflected increased costs capitalized into inventory as well as lower employee labor and benefit-related expense.

•
Store occupancy expense decreased by $1.6 million, but increased by an unfavorable 74 basis points as a percentage of net sales, compared with the first half of last year, reflecting our reduced store count.

Selling and Administrative Expense. Selling and administrative expense increased by $2.5 million to $146.1 million, or 40.5% of net sales, in the 26 weeks ended June 29, 2025, compared to $143.6 million, or 36.5% of net sales, in the same period last year. The change in selling and administrative expense was primarily attributable to the following:

•
Administrative expense increased by $3.5 million, primarily attributable to higher legal and other third-party expense of $2.8 million related to the previously-announced merger proposal and a non-cash impairment charge of $1.3 million related to certain underperforming stores, partially offset by reductions in employee labor and benefit-related expense.
•
Our advertising expense was up slightly in the first half of fiscal 2025 when compared with the prior year.
•
Store-related expense, excluding occupancy, decreased by $1.1 million due primarily to reductions in employee labor expense and credit card fees related to lower sales, partially offset by increases in employee benefit-related expense. While employee labor expense decreased by $1.1 million mainly as a result of managing employee labor hours in light of reduced sales, this reduction was partially offset by continuing wage rate pressures that included the incremental impact of legislated minimum wage rate increases primarily in California, where over half of our stores are located, as well as higher demand for labor in certain markets resulting in higher wage rates. Our year-over-year store-related expense comparisons also reflected reduced stores in operation, which declined to 414 stores at the end of the first half of fiscal 2025 from 425 stores at the end of the first half of fiscal 2024.

Interest Expense. Interest expense increased by $1.9 million in the first half of fiscal 2025 compared to the first half of fiscal 2024 due primarily to borrowings under our revolving credit facility in the first half of fiscal 2025 combined with lower interest income.

Income Tax Benefit. The provision for income taxes was an expense of $9,000 and a benefit of $6.4 million for the first half of fiscal 2025 and 2024, respectively. The provision for the first half of fiscal 2025 reflected the establishment of a valuation allowance in the third quarter of fiscal 2024 related to deferred tax assets. See Note 10 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion of our evaluation of deferred tax assets.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from our revolving credit facility.

As of June 29, 2025 and June 30, 2024, we had $4.9 million and $4.9 million of cash, respectively, and $71.4 million and zero in revolving credit borrowings as of June 29, 2025 and June 30, 2024, respectively. Our cash flows from operating, investing and financing activities are summarized as follows:

	26 Weeks Ended
	June 29, 2025	June 30, 2024
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(50,080)	$(2,927)
Investing activities	(2,250)	(6,266)
Financing activities	51,768	4,930
Net decrease in cash	$(562)	$(4,263)

Operating Activities. Operating cash flows for the first half of fiscal 2025 and 2024 were a negative $50.1 million and a negative $2.9 million, respectively. The decreased cash flow provided by operating activities for the first half of fiscal 2025 compared to the prior year primarily reflected increased funding of merchandise inventory and an increase in current year net loss compared with the prior year.

Investing Activities. Net cash used in investing activities for the first half of fiscal 2025 and 2024 was $2.3 million and $6.3 million, respectively. Capital expenditures for the periods were $3.2 million and $6.3 million, respectively, excluding non-cash acquisitions, and primarily reflected store-related remodeling, distribution center investments and computer hardware and software purchases. Net cash used in investing activities for the first half of fiscal 2025 was also partially offset by proceeds related to an insurance recovery of $0.9 million.

Financing Activities. Financing cash flows for the first half of fiscal 2025 and 2024 were a positive $51.8 million and a positive $4.9 million, respectively. The increased financing cash flows in the current year compared with the prior year primarily reflect increased revolving credit borrowings. For both periods presented, cash was also used to make principal payments on finance lease liabilities and fund dividend payments. No dividends were declared in the current year. Accordingly, dividend payments in the first half of fiscal 2025 reflected only annual payments to employees related to the annual vesting of their accrued but unpaid nonvested share awards, while dividend payments in the same period last year also reflected a dividend declaration of $0.10 per share.

As of June 29, 2025 and June 30, 2024, we had $71.4 million and zero revolving credit borrowings, respectively, and $5.7 million and $1.7 million, respectively, of letter of credit commitments outstanding.

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

Periodically, we have repurchased our common stock in the open market pursuant to programs approved by our Board of Directors. We may repurchase our common stock for a variety of reasons, including, among other things, our alternative cash requirements, existing business conditions and the current market price of our stock. Our current share repurchase program authorizes the purchase of up to $25.0 million of our common stock. Under this program, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with our Loan Agreement (as defined and described more fully in the next section) and the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of our management and Board of Directors, and would depend on market conditions and other considerations. We did not repurchase any shares of our common stock in fiscal 2024 or the first half of fiscal 2025. Since the inception of our initial share repurchase program in May 2006 through June 29, 2025, we have repurchased a total of 4,186,014 shares for $53.6 million. As of December 29, 2024, our Loan Agreement (as defined and described more fully in the next section) with Bank of America restricted future share repurchases until certain fixed charge coverage ratio requirements are met.

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

As of June 29, 2025, we had long-term revolving credit borrowings of $71.4 million and letter of credit commitments of $5.7 million outstanding, compared with borrowings of $13.8 million and letter of credit commitments of $6.1 million as of December 29, 2024. Total remaining borrowing availability under the Credit Agreement, after subtracting letters of credit, was $72.9 million and $130.1 million as of June 29, 2025 and December 29, 2024, respectively.

Future Capital Requirements. We had cash on hand of $4.9 million as of June 29, 2025. We expect capital expenditures for fiscal 2025, excluding non-cash acquisitions, to range from approximately $4.0 million to $7.0 million primarily to fund store-related remodeling, distribution center investments and computer hardware and software purchases. For fiscal 2025, we do not anticipate opening any new stores and we anticipate closing approximately 15 stores.

We believe we will be able to fund our cash requirements from cash on hand, operating cash flows and borrowings from our credit facility, for at least the next 12 months.

Contractual Obligations. Our material contractual obligations include operating lease commitments associated with our leased properties and other occupancy expense, finance lease obligations, borrowings under the credit facility and other liabilities. Operating lease commitments consist principally of leases for our retail store facilities, distribution center and corporate offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term, and we intend to renegotiate most of these leases as they expire. Operating lease commitments also consist of information technology (“IT”) systems hardware, distribution center delivery tractors and equipment. Additional information regarding our operating and finance leases is available in Notes 3 and 8 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In October 2024, we resumed borrowings under our revolving credit facility. At the end of the first half of fiscal 2025 we had borrowings of $71.4 million under our revolving credit facility.

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because most of these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included as outstanding contractual obligations.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, we consider our estimates on valuation of merchandise inventory and valuation of long-lived assets to be among the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the 13 weeks ended June 29, 2025.

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

Recently Issued Accounting Updates

See Note 3 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our financial condition, our results of operations, our growth strategy and the business of our company generally. In some cases, you can identify such statements by terminology such as “may,” “could,” “project,” “estimate,” “potential,” “continue,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends” or other such terminology. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These forward-looking statements involve known and unknown risks and uncertainties and other factors that may cause our actual results in current or future periods to change significantly and differ materially from forecasted results. These risks and uncertainties include, among other things, risks associated with our entrance into an Agreement and Plan of Merger (the “Merger Agreement”) dated June 29, 2025, by and among Worldwide Sports Group Holdings LLC, a Delaware limited liability company (“Parent”), WSG Merger LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”) and us, pursuant to which, subject to the terms and satisfaction of the conditions thereof, Merger Sub will merger into and with us, with us as the surviving company and wholly-owned subsidiary of Parent (the “Merger”); the structure, timing and ability to consummate the Merger; any anticipated effects of the Merger’s announcement, pendency or completion on the value of our common stock; any potential future costs or benefits of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management’s attention, ability to retain or hire employees, maintenance of relationships with vendors and other business partners and payment of termination fees; the outcome of any legal proceedings that may be instituted against us and others relating to the Merger; the economic impacts of public health issues (including COVID-19 or any potential variants), on our business operations, including as a result of regulations that may be issued in response to COVID-19, global supply chain disruptions resulting from the ongoing conflicts in Ukraine and the Middle East, changes in the consumer spending environment, fluctuations in consumer holiday spending patterns, increased competition from e-commerce retailers, breach of data security or other unauthorized disclosure of sensitive personal or confidential information, the competitive environment in the sporting goods industry in general and in our specific market areas, inflation, product availability and growth opportunities, changes in the current market for (or regulation of) firearm-related products, a reduction or loss of product from a key supplier, disruption in product flow, seasonal fluctuations, weather conditions, changes in cost of goods, operating expense fluctuations, increases in labor and benefit-related expense, changes in laws or regulations, including those related to tariffs and duties such as the rapid change in tariff policies recently implemented by the U.S. administration, as well as environmental, social and governance issues, public health issues (including those caused by COVID-19 or any potential variants), impacts from civil unrest or widespread vandalism, lower than expected profitability of our e-commerce platform or cannibalization of sales from our existing store base which could occur as a result of operating the e-commerce platform, litigation risks, stockholder campaigns and proxy contests, risks related to our historically leveraged financial condition, changes in interest rates, credit availability, higher expense associated with sources of credit resulting from uncertainty in financial markets, our ability to reverse valuation allowances on deferred tax assets, and economic conditions in general. Those and other risks and uncertainties are more fully described in Part II, Item 1A, Risk Factors, in this report and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K and other filings with the SEC. We caution that the risk factors set forth in this report and the other reports that we file with the SEC are not exclusive. In addition, we conduct our business in a highly competitive and rapidly changing environment. Accordingly, new risk factors may arise. It is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We undertake no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 29, 2025, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

We are providing the following additional risk factors to supplement the risk factors contained in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Risks Related to the Merger

The conditions under the Merger Agreement to consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

On June 29, 2025, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will be merged with and into us, with us surviving the Merger as a wholly-owned subsidiary of Parent.

Consummation of the Merger is subject to the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit or prevent the Merger and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on June 30, 2025, and incorporated herein by reference.

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or Parent in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;
•
certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger is not completed;
•
pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
•
the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our Company, including from other opportunities that might otherwise be beneficial to us;
•
our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•
a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•
difficulties maintaining relationships with vendors and other business partners;
•
third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•
upon termination of the Merger Agreement by us or Parent under specified circumstances, we would be required to pay a termination fee of approximately $2 million; and
•
we could be subject to litigation related to any failure to complete the Merger.

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

•
each of our directors and executive officers hold outstanding Company equity awards;
•
certain non-employee directors and executive officers hold shares of Company common stock;
•
all equity awards held by our executive officers and non-employee directors will vest in full at the Effective Time, under the terms of the applicable award agreement underlying such equity award; and
•
certain executive officers may continue to provide employment or other services to Parent after the Effective Time and may enter into new agreements, arrangements or understandings with Parent to set forth the terms and compensation of such post-Effective Time service.

The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completing of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of the Company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Parent a termination fee of approximately $2 million.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our Company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to use reasonable best efforts to conduct our business in the ordinary course consistent with past practice, including using reasonable best efforts to maintain our material assets and properties, and preserve goodwill and relationships with customers, suppliers, distributors, contractors, employees, and others. In addition, we are subject to a variety of specified restrictions. Unless we obtain Parent’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, modify any employee benefit plan or make any material employment changes, pay distributions, acquire certain assets or securities, sell, dispose of or encumber certain assets, enter into material contracts, or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

Securities class action and derivative lawsuits in connection with the Merger could result in substantial costs and prevent or delay the consummation of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger could result in monetary damages, which could have a negative impact on our financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction could delay or prevent the Merger from being completed, which could negatively impact our business, financial condition, results of operations or our stock price.

Risks Related to Regulatory, Legislative and Legal Matters

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

Risks Related to Investing in Our Common Stock

Our common stock may be delisted from the NASDAQ Stock Market LLC (“NASDAQ”) if we are unable to maintain compliance with NASDAQ’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the second quarter of fiscal 2025, we received such a deficiency notice from NASDAQ. Soon thereafter, in the same fiscal quarter, we received another notice from NASDAQ acknowledging that the closing bid price of our common stock was at $1.00 or greater for 11 consecutive business days and that, accordingly, we had regained compliance with the NASDAQ minimum bid listing standards. If we were unable to meet this or any other applicable requirement of NASDAQ and are unable to regain compliance in the future, NASDAQ may make a determination to delist our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tabular summary reflects the Company’s share activity during the quarter ended June 29, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31 – April 27	—	$—	—	$20,864,000
April 28 – May 25	—	$—	—	$20,864,000
May 26 – June 29	872	$—	—	$20,864,000
Total	872		—	$20,864,000

(1)
The Company withheld 872 shares of Company common stock at an average price of $1.24 per share to satisfy minimum statutory tax withholding obligations in connection with the vesting of certain nonvested share awards issued to employees, in accordance with the Company’s 2019 Equity Incentive Plan.
(2)
This amount reflects the dollar value of shares remaining available to repurchase under the Company’s current share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Section 16 Officers

During the fiscal quarter ended June 29, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Special Meeting

In connection with the Merger Agreement, the Company will be holding a special meeting of its stockholders in order to seek the stockholder approval necessary to complete the Merger and related matters. A special stockholder meeting will be announced soon to obtain stockholder approval in connection with the proposed merger. The Company has filed with the SEC a preliminary proxy statement, of which the definitive version (the “Proxy Statement”) will be sent or provided to the Company’s stockholders, and other relevant documents in connection with the proposed merger. This document is not a substitute for the Proxy Statement or any other document which the Company may file with the SEC. Investors and securityholders of the Company are urged to read the Proxy Statement and other relevant materials carefully and in their entirety when they become available because they will contain important information about the Company and the proposed merger. Investors may obtain a free copy of these materials (when they are available) and other documents filed by the Company with the SEC at the SEC’s website at www.sec.gov and at the Company’s website at https://www.big5sportinggoods.com/store/company/investorrelations.

Item 6. Exhibits

(a)
Exhibits

Exhibit Number	Description of Document

2.1*	Agreement and Plan of Merger, dated as of June 29, 2025, by and among Big 5 Sporting Goods Corporation, Worldwide Sports Group Holdings LLC, WSG Merger LLC and Worldwide Golf Group LLC. (1)

15.1	Independent Auditors’ Awareness Letter Regarding Interim Financial Statements. (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (2)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (2)

32.1	Section 1350 Certification of Chief Executive Officer. (2)

32.2	Section 1350 Certification of Chief Financial Officer. (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (2)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. (2)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (2)

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

(1)
Incorporated by reference to the Current Report on Form 8-K filed by Big 5 Sporting Goods Corporation on June 30, 2025.
(2)
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIG 5 SPORTING GOODS CORPORATION,
a Delaware corporation

Date: July 30, 2025	By:	/s/ Steven G. Miller
Steven G. Miller
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 30, 2025	By:	/s/ Barry D. Emerson
Barry D. Emerson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)